Form 10-Q
period 1999-09-30
SILICON IMAGE INC
filed 1999-11-19
CIK 1003214

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        -----------------------------

                                 FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from _________ to ___________.


                        Commission file number: 000-26887

                               Silicon Image, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                 77-0517246
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                                 10131 Bubb Rd.
                           Cupertino, California 95014
              (Address of principal executive offices and zip code)

                                 (408) 873-3111
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No and (2) has been subject
to such filing                                  ---   ---
requirements for the past 90 days Yes    No X
                                     ---   ---

    The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of October 31, 1999 was 25,752,873 shares.

                               Silicon Image, Inc.
                               Quarterly Report on
                                    Form 10-Q
                           Three and Nine Months Ended
                               September 30, 1999

                                      Index

                                                                             Page
                                                                             ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of September 30, 1999
          and December 31, 1998                                                1

          Condensed Statements of Operations for the Three
          and Nine Months Ended September 30, 1999 and 1998                    2

          Condensed Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 1998                                    3

          Notes to Unaudited Condensed Financial Statements                    4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  6

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          24

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   25

Item 2.   Change in Securities and Use of Proceeds                            25

Item 3.   Defaults Upon Senior Securities                                     25

Item 4.   Submission of Matters to a Vote of Security Holders                 26

Item 5.   Other Information                                                   26

Item 6.   Exhibits and Reports on Form 8-K                                    26

Signatures                                                                    27

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS



                               Silicon Image, Inc.
                            Condensed Balance Sheets
                      (in thousands, except share amounts)
                                   (unaudited)

                                                 September 30,         December 31,
                                                     1999                  1998
                                                 ------------          ------------
Assets
Current assets:
  Cash and cash equivalents                         $   9,950             $  10,096
  Short-term investments                                2,446                 1,401
  Accounts receivable                                   2,057                 1,518
  Inventory                                               502                   301
  Prepaid expenses and other current assets             1,218                   259
                                                    ---------             ---------
    Total current assets                               16,173                13,575
Property and equipment, net                             1,038                 1,125
Other assets                                              182                    74
                                                    ---------             ---------
    Total assets                                    $  17,393             $  14,774
                                                    =========             =========

Liabilities and Stockholders' Equity
Current liabilities:
  Line of credit                                    $     757             $     757
  Accounts payable                                      1,744                   882
  Accrued liabilities                                   2,843                 1,154
  Capital lease obligations, current                      487                   218
  Deferred revenue                                        155                 1,121
  Deferred margin on sales to distributors              2,016                   490
                                                    ---------             ---------
    Total current liabilities                           8,002                 4,622
Capital lease obligations, long-term                      652                   300
                                                    ---------             ---------
    Total liabilities                                   8,654                 4,922

Stockholders' equity:
  Convertible preferred stock, $0.001 par value;
    10,065,000 shares authorized; 9,560,000
    shares issued and outstanding                          10                    10
  Common stock, $0.001 par value; 75,000,000 and
    21,500,000 shares authorized; 9,596,000 and
    6,786,000 shares issued and outstanding                10                     7
  Additional paid-in capital                           36,745                24,960
  Notes receivable from stockholders                   (1,471)                  (96)
  Unearned compensation                                (7,830)               (2,249)
  Accumulated deficit                                 (18,725)              (12,780)
                                                    ---------             ---------
    Total stockholders' equity                          8,739                 9,852
                                                    ---------             ---------
      Total liabilities and stockholders'
        equity                                      $  17,393             $  14,774
                                                    =========             =========

            See accompanying notes to condensed financial statements.

                               Silicon Image, Inc.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)



                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                           --------------------    --------------------
                                             1999        1998        1999        1998
                                           --------    --------    --------    --------

Revenue:
  Product revenue                          $  5,341    $  2,014    $ 13,047    $  4,666
  Development and license revenue                --          25         575          50
                                           --------    --------    --------    --------
    Total revenue                             5,341       2,039      13,622       4,716

Cost and operating expenses:
  Cost of product revenue                     1,921       1,140       5,249       2,851
  Research and development                    1,955       1,140       5,015       3,096
  Selling, general and administrative         2,105       1,165       5,157       3,071
  Stock compensation and warrant expense      1,496         554       4,394         738
                                           --------    --------    --------    --------
    Total cost and operating expenses         7,477       3,999      19,815       9,756
                                           --------    --------    --------    --------
Loss from operations                         (2,136)     (1,960)     (6,193)     (5,040)
Interest income                                 178          84         388         115
Interest expense and other, net                 (78)        (38)       (140)        (93)
                                           --------    --------    --------    --------
Net loss                                   $ (2,036)   $ (1,914)   $ (5,945)   $ (5,018)
                                           ========    ========    ========    ========

Net loss per share:
  Basic and diluted                        $  (0.29)   $  (0.36)   $  (1.01)   $  (1.09)
                                           ========    ========    ========    ========
  Weighted average shares                     6,946       5,255       5,867       4,619
                                           ========    ========    ========    ========


              See accompanying notes to condensed financial statements.

                               Silicon Image, Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                         1999         1998
                                                       --------     --------
Cash flows from operating activities:
  Net loss                                             $ (5,945)    $ (5,018)
  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
     Depreciation and amortization                          437          472
     Stock compensation and warrant expense               4,394          738
     Change in assets and liabilities:
       Accounts receivable                                 (549)        (366)
       Inventory                                           (201)        (285)
       Prepaid expenses and other assets                 (1,067)         118
       Accounts payable                                     862          659
       Accrued liabilities                                1,689          (42)
       Deferred revenue                                    (966)          43
       Deferred margin on sales to distributors           1,526          256
                                                       --------     --------
         Net cash provided by (used in) operating
           activities                                       180       (3,425)
                                                       --------     --------
Cash flows from investing activities:
  Purchase of short-term investments                     (6,381)          --
  Proceeds from sale of short-term investments            5,336           --
  Purchase of property and equipment                       (289)         (35)
                                                       --------     --------
         Net cash used in investing activities           (1,334)         (35)
                                                       --------     --------
Cash flows from financing activities:
  Principal payments on capital lease obligations          (229)         (90)
  Proceeds from financing of property and equipment         789           --
  Borrowings on line of credit, net                          --          378
  Proceeds from issuance of convertible preferred
    stock, net of issuance costs                             --       12,508
  Proceeds from issuance of common stock                    448           30
                                                       --------     --------
         Net cash provided by financing activities        1,008       12,826
                                                       --------     --------
Net increase (decrease) in cash and cash equivalents       (146)       9,366
Cash and cash equivalents at beginning of period         10,096        2,773
                                                       --------     --------
Cash and cash equivalents at end of period             $  9,950     $ 12,139
                                                       ========     ========


            See accompanying notes to condensed financial statements.

                               Silicon Image, Inc.
                Notes to Unaudited Condensed Financial Statements
                               September 30, 1999


1.  Basis of Presentation

    The condensed financial statements included herein are unaudited (except for the balance sheet as of December 31, 1998), however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the financial position of Silicon Image, Inc. at September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

    The accompanying unaudited condensed financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, included in our Registration Statement on Form S-1 (File No. 333-83665) filed with the Securities and Exchange Commission.

2.  Net Loss Per Share

    The following tables set forth the computation of basic and diluted net loss per share of common stock:

                                       Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                     ----------------------    ----------------------
                                        1999        1998          1999        1998
                                     ----------  ----------    ----------  ----------
                                             (In thousands, except per share data)

Numerator:
  Net loss                           $   (2,036) $   (1,914)   $   (5,945) $   (5,018)
                                      ==========  ==========    ==========  ==========
Denominator:
  Weighted average shares                 9,558       6,055         8,555       5,882
  Less:  unvested common shares
    subject to repurchase                (2,612)       (800)       (2,688)     (1,263)
                                     ----------  ----------    ----------  ----------
Denominator for basic and diluted
  net loss per share                      6,946       5,255         5,867       4,619
                                     ----------  ----------    ----------  ----------
Net loss per share:
  Basic and diluted net loss per
    share                            $    (0.29) $    (0.36)   $    (1.01) $    (1.09)
                                     ==========  ==========    ==========  ==========

    As a result of the net losses incurred by the Company during the three and nine month periods ended September 30, 1999 and 1998, all potential common shares were anti-dilutive and have been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.


                                           September 30,
                                      ----------------------
                                         1999        1998
                                      ----------  ----------
Preferred stock                       11,657,000  11,657,000
Unvested common shares subject
  to repurchase                        2,493,000     800,000
Stock options                          2,047,000   2,295,000
Common stock warrants                    286,000          --
Preferred stock warrants                  32,000          --

3.  Balance Sheet Components


                                                  September 30,     December 31,
                                                       1999             1998
                                                  -------------    -------------
                                                          (in thousands)
    Inventory:
      Work in process                             $         175    $         175
      Finished goods                                        327              126
                                                  -------------    -------------
                                                  $         502    $         301
                                                  =============    =============

    Accrued liabilities:
      Accrued payroll and related expenses        $         265    $         167
      Customer rebates and accrued sales returns            992              491
      Accrued offering expenses                             727               --
      Other accrued liabilities                             859              496
                                                  -------------    -------------
                                                  $       2,843    $       1,154
                                                  =============    =============

4.  Stock Warrants

    In September 1998, the Company and a third party entered into an agreement to develop and promote the adoption of a digital display interface specification, which was amended in April 1999. In connection with this agreement, the Company granted to this third party a warrant to purchase 142,857 shares of the Company's common stock at $3.50 per share. The warrant is immediately exercisable. Under the same agreement, the Company granted a warrant to this third party to purchase 142,857 shares of the Company's common stock at $0.35 per share. The warrant became exercisable during the quarter ended March 31, 1999 when the third party achieved a milestone. The Company recorded $346,000 in 1998 and $595,000 in the nine months ended September 30, 1999 of expense for these warrants which is included in stock compensation and warrant expense. In addition, if a milestone is achieved, the Company will grant to this third party a warrant to purchase 142,857 shares of the Company's common stock at $0.35 per share. If this milestone is achieved, the Company will record an expense related to the issuance of this warrant (the estimated fair value of the warrant at September 30, 1999 was $1.1 million). All warrants under this agreement will expire on September 16, 2004.

5.  Stock Based Compensation

    The Company granted options and sold restricted stock to employees and during the three months ended September 30, 1999 and 1998 recognized unearned stock compensation of $1.8 million and $608,000, respectively. Such unearned stock compensation will be amortized using an accelerated method over the vesting period and may decrease due to employees that terminate service prior to vesting.

6.  Subsequent Events

    Initial Public Offering. The Company filed a Registration Statement on Form S-1 which was declared effective by the SEC on October 5, 1999. On October 6, 1999 Silicon Image shares commenced trading and on October 12, 1999 the Company completed the sale of all 4,485,000 registered shares of common stock at a price of $12.00 per share in the initial public offering pursuant to the Registration Statement. The net proceeds received by the Company after deducting underwriting discounts and commissions and estimated offering expenses was approximately $48 million. Offering costs of approximately $1.0 million have been deferred and are included in prepaid expenses and other current assets as of September 30, 1999. Immediately prior to the closing of the offering, the shares of convertible preferred stock were automatically converted into approximately 11,657,062 shares of common stock.

    Severance costs. On October 15, 1999, Scott Macomber, Vice President of Business Strategy, resigned to pursue new opportunities. As a result, in October 1999 the Company will record a one-time charge of approximately $700,000 primarily due to the accelerated vesting of Mr. Macomber's stock options. The majority of this charge will be non-cash related.

    Building Lease. On October 15, 1999 the Company entered into an operating lease for corporate office space. The lease provides for average monthly rental payments of approximately $135,000 through July 2003. The lease is secured by a certificate of deposit in the amount of $733,000 which will be decreased by $150,000 per year over the next three years. The Company will incur additional costs related to the relocation and leasehold improvements and may have to pay rent on two leases for a period of time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    This report contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. We cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risk outlined under "Risk Factors" and elsewhere in this report.

    The section entitled "Risk Factors" set forth in this Form 10-Q and similar discussions in our other Securities and Exchange Commission ("SEC") filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

    The information contained in this Form 10-Q is not a complete description of our business or the risks associated with an investment in our Common Stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other filings with the SEC including our final prospectus filed in connection with our Registration Statement on Form S-1 (File No. 333-83665), that discuss our business in greater detail and advise interested parties of certain risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

OVERVIEW

    We develop and market semiconductors for applications that require cost-effective integrated solutions for high-speed data communications. We are initially focusing our technology on the local interconnect between host systems and digital displays, including flat panel displays and digital CRTs. The products we have shipped to date enable host systems to transmit digital video data and displays to receive and manipulate digital video data. These products are based on our PanelLink digital interface technology and Digital Visual Controller ("DVC") architecture. They enable our customers to introduce all-digital displays, thereby eliminating the need for analog technology in both host systems and displays.

    From our inception in 1995 through the first half of 1997, we were primarily engaged in developing our first generation PanelLink digital transmitter and receiver products, developing our high-speed digital interconnect technology, establishing our digital interface technology as an open standard and building strategic customer and foundry relationships. During that period, we derived substantially all of our revenue from development contracts providing for the joint development of technologies for high-speed digital communication and development of panel controllers for flat panel displays and license fees from licenses of our high-speed digital interconnect technology.

    In the third quarter of 1997, we began shipping our first generation PanelLink digital transmitter and receiver products in volume. Since that time, we have derived predominantly all of our revenue from the sale of our PanelLink products. We have introduced two new generations of transmitter and receiver products providing higher speed and increased functionality since the first generation PanelLink products. In the first quarter of 1999, we introduced our first generation digital display controller product based on our DVC architecture. Our digital display controller products integrate our receiver with digital image processing and display controller technology, providing a solution to enable intelligent displays for the mass-market. In the third quarter of 1999 we began shipping two new products which provide comprehensive end-to-end all-digital capability from host system to display system for all volume resolutions shipping in the market at that time.

    In October 1999 we completed an initial public offering raising approximately $48 million. We have incurred losses in each year since inception, as well as for the nine months ended September 30, 1999. At September 30, 1999, we had an accumulated deficit of $18.7 million.

    Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenue. Our top five customers, including distributors, accounted for 57.5% and 84.0% of our product revenue in the nine month periods ended September 30, 1999 and 1998, respectively. Recently, the percentage of our revenue attributable to sales to distributors has increased substantially. Much of this increase reflects revenue from design wins with new OEMs which rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. See "Risk Factors---We depend on a few key customers and the loss of any of them could significantly reduce our revenue" and "--Our increasing dependence on selling through distributors increases the risks and complexity of our business."

    In addition, a significant portion of our products are sold overseas. Sales to customers in Asia, including distributors, accounted for 81.5% and 71.7% of product revenue in the nine month periods ended September 30, 1999 and 1998, respectively. Although the percentage of our revenues derived from some countries, such as Canada, Korea and Taiwan, has varied significantly from period to period, this is largely due to design wins with specific customers that incorporate our products into systems that are sold worldwide. Accordingly, the variability in our sales in these countries is not necessarily indicative of any geographic trends. Since many manufacturers of flat panel displays and personal computers are located in Asia, we expect that a majority of our product revenues will continue to be represented by sales to customers in that region. In addition, we have recently increased our selling efforts in Japan. All revenue to date has been denominated in U.S. dollars. See "Risk Factors--We face foreign business, political and economic risks because a majority of our products and our customers' products are manufactured and sold outside of the United States."

    We will incur substantial stock compensation expense in future periods which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. With respect to stock options granted to employees, such charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized under the accelerated method over the option vesting period. At September 30, 1999, the amount of employee unearned compensation was $7.8 million which will be amortized in future periods. The charge related to options granted to consultants is calculated at the end of each reporting period based upon the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period can fluctuate depending on our stock price and volatility.

    In September 1998, we entered into several agreements with Intel Corporation. Under the terms of these agreements, we issued to Intel two warrants, each to purchase 142,857 shares of our common stock. The first warrant was issued in September 1998 and was immediately exercisable at an exercise price of $3.50 per share. The second warrant was issued in September 1998 and became exercisable on March 31, 1999 at an exercise price of $0.35 per share. Charges associated with the fair value of the warrants issued to Intel were expensed as Intel progressed towards achievement of a milestone. We are obligated to issue an additional warrant to Intel for 142,857 shares of our common stock exercisable at $0.35 per share upon satisfaction of a milestone. In the event that we issue this warrant, we will record an expense which will be equal to the fair value of the warrant at the time of issuance. The size of this expense may be significant and will be dependent on the price and volatility of our stock at that time. Please see "Risk Factors--Our relationship with Intel does not guarantee that Intel will cooperate with us in the future" and "--Our relationship with Intel involves competitive risks" for a description of our agreements with Intel and risks of the relationship.

    Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. In addition, the sales cycle for our products is long which may cause us to experience a delay between the time we incur expenses and the time we generate revenue from these expenditures. We intend to increase our investment in research and development, selling, general and administrative functions and inventory as we seek to expand our operations. We anticipate the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, seriously harming our operating results for that quarter and, potentially, future quarters. See "Risk Factors--Our quarterly operating results may fluctuate significantly in the future due to factors related to how we manage our business" and "--Our lengthy sales cycle can result in uncertainty and delays in generating revenues."

    For a further overview of our accounting policies and risk factors, please refer to the additional disclosures made in our Registration Statement on Form S-1 (File No. 333-83665) filed with the SEC.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

    The following table sets forth certain statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                           --------------------    --------------------
                                             1999        1998        1999        1998
                                           --------    --------    --------    --------
Revenue:
  Product revenue                             100.0 %      98.8 %      95.8 %      98.9 %
  Development and license revenue               0.0         1.2         4.2         1.1
                                           --------    --------    --------    --------
    Total revenue                             100.0       100.0       100.0       100.0

Cost and operating expenses:
  Cost of product revenue                      36.0        55.9        38.5        60.5
  Research and development                     36.6        55.9        36.8        65.6
  Selling, general and administrative          39.4        57.1        37.9        65.2
  Stock compensation and warrant expense       28.0        27.2        32.3        15.6
                                           --------    --------    --------    --------
    Total operating expenses                  140.0       196.1       145.5       206.9
                                           --------    --------    --------    --------
Loss from operations                          (40.0)      (96.1)      (45.5)     (106.9)
Interest income and other, net                  1.9         2.3         1.8         0.5
                                           --------    --------    --------    --------
Net loss                                      (38.1)%     (93.9)%     (43.6)%    (106.4)%
                                           ========    ========    ========    ========

    PRODUCT REVENUE. Product revenue increased 165.2% to $5.3 million for the three months ended September 30, 1999 from $2.0 million for the three months ended September 30, 1998. Product revenue increased 179.6% to $13.0 million for the nine months ended September 30, 1999 from $4.7 million for the nine months ended September 30, 1998. The increase in product revenue was derived primarily from significantly higher unit shipments of display system products, driven by increased market acceptance of digital-ready displays. The increase in unit shipments resulted primarily from new design wins with new customers in Japan as demand for flat panel displays was particularly strong.

    DEVELOPMENT AND LICENSE REVENUE. There were no revenues from development and licensing activities in the three months ended September 30, 1999 and development and license revenues were $25,000 for the three months ended September 30, 1998. Development and license revenue increased to $575,000 for the nine months ended September 30, 1999 from $50,000 for the nine months ended September 30, 1998. In the first quarter of 1999, we recognized $550,000 of development revenue, which represented amounts previously recorded as deferred revenue under a contract for the development of display technology. The contract was terminated during the first quarter of 1999 when the other party, a Korean corporation, decided to reduce its research and development expenses. We do not expect development and license revenue to represent a material portion of total revenue in the future.

    COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs of manufacturing, assembly and test of our semiconductor devices and our related overhead costs. Product gross margin (product revenue minus cost of product revenue, as a percentage of product revenue) increased to 64.0% for the three months ended September 30, 1999 from 43.4% for the three months ended September 30, 1998. Product gross margin was 59.8% for the nine month period ended September 30, 1999 up from 38.9% for the nine month period ended September 30, 1998. The increase in product gross margin was due to higher average selling prices and lower unit product costs. The increase in average selling prices was due to an increase in sales of higher-speed products, an increase in sales to customers that were not eligible for volume discounts and an increase in sales of our higher-priced display system products. The reduction in product costs was primarily the result of more efficient designs and lower manufacturing costs. We anticipate that our product gross margin may decrease from current levels in future periods as a result of increased competition in our markets.

    RESEARCH AND DEVELOPMENT. R&D consists primarily of compensation and associated costs relating to development personnel, consultants and prototypes. R&D was $2.0 million or 36.6% of total revenue for the three months ended September 30, 1999 and $1.1 million or 55.9% of total revenue for the three months ended September 30, 1998. R&D was $5.0 million, or 36.8% of total revenue for the nine months ended September 30, 1999 and $3.1 million or 65.6% of total revenue for the nine months ended September 30, 1998. The increase in absolute dollars was primarily due to the hiring of additional development personnel and outside consultants and an increase in expenses related to integrating our display receiver technology with additional functionality for flat panel displays and digital CRTs as well as our anticipated networking and data storage products. Our research and development staff increased to 26 at September 30, 1999 from 14 at September 30, 1998. We expect that R&D will continue to increase in the future.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A consists primarily of employee salaries, sales commissions, and marketing and promotional expenses. SG&A was $2.1 million or 39.4% of total revenue for the three month period ended September 30, 1999 and $1.2 million or 57.1% of total revenue for the three month period ended September 30, 1998. SG&A was $5.2 million, or 37.9% of total revenue, for the nine months ended September 30, 1999, and $3.1 million or 65.2% of total revenue for the nine months ended September 30, 1998. SG&A increased in absolute dollars due primarily to hiring of additional personnel and expanded sales and marketing activities related to the further broadening of our customer and product base in 1999 and increased sales commissions due to increases in revenue. Our sales and marketing staff increased to 30 at September 30, 1999 from 14 at September 30, 1998, and administrative and finance staff increased to 10 at September 30, 1999 from 7 at September 30, 1998. We expect that SG&A will continue to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur costs associated with being a public company.

    STOCK COMPENSATION AND WARRANT EXPENSE. Stock compensation and warrant expense was $1.5 million or 28.0% of total revenue for the three months ended September 30, 1999, and $554,000, or 27.2% of total revenue for the three months ended September 30, 1998. Stock compensation and warrant expense was $4.4 million or 32.3% of total revenue for the nine months ended September 30, 1999 and $738,000, or 15.6% of total revenue, for the nine months ended September 30, 1998. A substantial portion of the increase was due to the amortization of unearned compensation related to the vesting of employee stock options and additional amounts related to the achievement of a milestone on a warrant issued to Intel.

    INTEREST INCOME. Interest income increased to $178,000 in the three months ended September 30, 1999 from $84,000 in the three months ended September 30, 1998. Interest income increased to $388,000 in the nine months ended September 30, 1999 from $115,000 for the nine months ended September 30, 1998. This increase was principally due to higher average cash balances resulting from the net proceeds of the sale of convertible preferred stock in the third quarter of 1998.

    INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net increased to $78,000 in the three months ended September 30, 1999 from $38,000 for the three months ended September 30, 1998. Interest expense and other, net increased to $140,000 in the nine months ended September 30, 1999 from $93,000 for the nine months ended September 30, 1998. This increase was the result of an increase in the average outstanding debt and an increase in capital lease obligations.

    PROVISION FOR INCOME TAXES. We have not recorded a provision for federal or state income taxes through September 30, 1999 since we have experienced net tax losses since inception. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not likely.

    At September 30, 1999 we had net operating loss carry-forwards for federal and state tax purposes. For federal tax purposes our net operating loss carry-forwards were approximately $17.3 million and our state tax carry-forwards were $6.0 million. These federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates into fiscal 2019. Under the provisions of the Internal Revenue Code, some substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed operations through a combination of private sales of convertible preferred stock, lines of credit and capital lease financing. At September 30, 1999, we had $8.2 million in working capital and $12.4 million in cash, cash equivalents and short-term investments.

    We filed a Registration Statement on Form S-1 (File No. 333-83665) which was declared effective by the SEC on October 5, 1999. On October 6, 1999 our shares commenced trading and on October 12, 1999 we completed the sale of all 4,485,000 registered shares of common stock at a price of $12.00 per share in our initial public offering pursuant to the Registration Statement. The net proceeds we received after deducting underwriting discounts and commissions and estimated offering expenses were approximately $48 million.

    Operating activities provided cash in the amount of $180,000 during the nine months ended September 30, 1999 compared to a use of cash from operating activities in the amount of $3.4 million in the nine months ended September 30, 1998. The increase in cash for this period was primarily a result of an increase in accrued liabilities and deferred margin on sales to distributors, partially offset by the net loss and an increase in prepaid expenses and other assets. Accrued expenses increased $1.7 million as a result of an overall increase in our operating expenses and inventory levels, due to the growth of our business as well as the timing of our disbursements within each period. The deferred margin on sales to distributors increased as a result of an overall increase in the amount of shipments to distributors. Our policy is to defer recognition of revenue on sales to distributors until we estimate that the products are sold by the distributor to the end customer. Prepaid expenses and other assets increased as costs related to our initial public offering were incurred. These deferred costs will be offset against the proceeds of the offering during the fourth quarter of 1999.

    For the nine months ended September 30, 1999, cash used by investing activities was $1.3 million which was primarily attributable to purchases of short-term investments. For the nine months ended September 30, 1998 cash used by investing activities was $35,000 and related to the purchase of property and equipment.

    Net cash provided by financing activities of $1.0 million for the nine months ended September 30, 1999 was primarily attributable to proceeds from the financing of property and equipment and the exercise of stock options. Net cash provided by financing activities of $12.8 million for the nine months ended September 30, 1998 was attributable to proceeds from the issuance of convertible preferred stock as well as to borrowings on a line of credit.

    In December 1998, we entered into a line of credit agreement which provides for borrowings of up to $4.0 million based on and secured by eligible accounts receivable. Borrowings accrue interest at the bank's commercial lending rate plus 0.25%, which equaled 8.50% at September 30, 1999. On September 30, 1999, we were in compliance with all line of credit covenants and had borrowed $757,000 under this line of credit and an additional $1.2 million was available for borrowing. On October 15, 1999 the outstanding balance under this line of credit was paid in full. This line of credit expires in April 2000. In February 1999, we entered into a $2.5 million capital lease line that allows for the leasing of equipment and software over 33 to 42 month terms. The stated interest rate under this lease line is 8.0%. The lease line expires in October 2000. On September 30, 1999, we were in compliance with all lease line covenants and we had borrowed $841,000 under this lease line.

    We lease equipment and software under short-term and long-term leases with terms ranging from twelve to 42 months. We intend to exercise purchase options at the end of the lease terms for a minimal cost. We also plan to spend up to approximately $3.5 million during the next 12 months for test equipment, potential tenant improvements and additional furniture, equipment and software. We lease our facility under a noncancelable operating lease which expires in December 2002. On October 15, 1999 we entered into an operating lease for corporate office space. The lease provides for average monthly rental payments of approximately $135,000 through July 2003. The lease is secured by a certificate of deposit in the amount of $733,000 which will be decreased by $150,000 per year over the next three years. We will incur additional costs related to the relocation and leasehold improvements and may have to pay rent on two leases for a period of time.

    We believe that the net proceeds from our initial public offering, together with existing cash balances and funds available under our existing credit facilities, will be sufficient to meet our capital requirements for at least the next 12 months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that funds generated by our initial public offering, together with existing resources and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or our stockholders.

YEAR 2000 COMPLIANCE

    We are aware of the widely publicized problems associated with computer systems as they relate to the Year 2000. Many existing computer hardware systems and software applications, and embedded computer chips, software and firmware in control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such system applications and devices could fail or create erroneous results unless corrected so that they can correctly process data related to the Year 2000 and beyond. These problems are expected to increase in frequency and severity as the Year 2000 approaches.

    We have commenced our business risk assessment of the impact that the Year 2000 problem may have on our operations. As business conditions warrant, this assessment may be revised as new information is made available to us. To date, we have identified the following key areas of our business that may be affected:

    PRODUCTS. We have evaluated each of our products and believe that they do not contain date sensitive functionality. We cannot determine whether all of our customers' products into which our products are incorporated will be Year 2000 compliant due to our having little or no control over the design, production and testing of our customers' products.

    THIRD-PARTY SUPPLIERS. We rely, directly and indirectly, on external systems utilized by our suppliers for the management and control of fabrication, assembly and test of our products. To date, we have received responses from our key suppliers, including our most significant supplier, Taiwan Semiconductor Manufacturing Company, which indicate that each believes that it has adequately addressed its Year 2000 issue or is in the process of developing and implementing remediation plans. In addition, we have identified our key products and may increase our inventory levels of these products during the fourth calendar quarter of this year. For such products, we expect increased demand in 2000 and therefore we do not expect the additional inventory to have a material effect on our business.

    INTERNAL INFRASTRUCTURE. We have conducted an assessment of internal software applications and computer hardware and our plan to upgrade all hardware including networks, telecommunications equipment, workstations and other items is complete. Our plan to upgrade the critical software applications used by us is nearly complete. Since most of the software applications we use are generally recent versions of vendor supported, commercially available products, we have not incurred, and do not expect to incur, significant costs to upgrade these applications as Year 2000 compliant versions are released by the respective vendors. We have received certifications that products installed are Year 2000 ready. We expect our software upgrade plan to be completed in November 1999.

    FACILITY SYSTEMS. Systems such as utilities, sprinklers, test equipment and security at our facilities may also be affected by the Year 2000 problem. We have assessed the business risks and costs of remediating the Year 2000 problem on our facility related systems and have completed our related remediation plans. We believe that our facility related remediation plans have been adequate to prevent any material Year 2000 problems. The total cost of completing the required modifications, upgrades or replacements of these systems did not have a material adverse effect on our business or results of operations.

    DISTRIBUTOR AND CUSTOMER READINESS. Distributor and customer readiness focuses on Year 2000 compliance of customer support and inventory management systems including the development of contingency plans where appropriate, as well as the ability of our distributors and customers to continue to conduct business. We have completed our remediation plan and have received written assurances from our key distributors and suppliers that their systems are Year 2000 ready.

    We estimate that the total cost of addressing our Year 2000 issues will not exceed $100,000. This estimate was derived utilizing numerous assumptions, including the assumption that we have already identified our most significant Year 2000 issues and that the plans of our third party suppliers, distributors and customers will be fulfilled in a timely manner without cost to us. However, these assumptions may not be accurate, and actual results could differ materially and adversely from those anticipated after completion of remediation, testing, and contingency planning phases.

    We are currently developing contingency plans to address those Year 2000 issues that may pose a significant risk to our ongoing operations. We currently expect to complete these contingency plans by November 1999. Such plans could include accelerated replacement of affected equipment software and systems, the use of back up test and assembly suppliers and buffer inventories or the implementation of manual procedures to compensate for system deficiencies. However, any contingency plans we implement may not succeed or may not be adequate to meet our needs without materially impacting our operations. In addition, the delays and inefficiencies inherent in conducting operations in an alternative manner could materially and adversely affect our results of operations. More specifically, if our third party suppliers or our distributors were to lose power, or the ability to ship product as a result of Year 2000 related issues, we would be exposed to missing customer shipments and potentially lose revenues and profits. We believe the likelihood of losing revenue and profits from difficulties resulting from Year 2000 issues is low.

RISK FACTORS

    In future periods our business, financial condition and results of operations may be affected in a material and adverse manner by many factors, including, but not limited to, the following:

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE
PROSPECTS.

    We were founded in 1995 and have a limited operating history, which makes an evaluation of our future prospects difficult. In addition, the revenue and income potential of our business and the digital display market are unproven. We began volume shipments of our first products, the SiI 100 and SiI 101, in the third quarter of 1997. The Digital Visual Interface specification, which is based upon technology developed by us and used in many of our products, was first published in April 1999. Accordingly, we face risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our business would be seriously harmed.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

    We incurred net losses of $4.0 million in 1997, $6.6 million in 1998 and $5.9 million for the first nine months of 1999, and we expect to continue to incur operating losses. As of September 30, 1999, we had an accumulated deficit of approximately $18.7 million. In the future, we expect research and development expenses and selling, general and administrative expenses to increase. We will also incur substantial non-cash charges relating to the amortization of unearned compensation and issuances of warrants. Although our revenues have increased in recent quarters, they may not continue to increase, and we may not achieve and subsequently sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE DUE TO FACTORS RELATED TO OUR INDUSTRY AND THE MARKETS FOR OUR PRODUCTS.

    Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products over which we have little or no control. Any of these factors could cause our stock price to fluctuate. These factors include:

    - the growth of the market for digital-ready host systems and displays;

    - the evolution of industry standards;

    - the timing and amount of orders from customers;

    - the deferral of customer orders in anticipation of new products or enhancements by us or our competitors; and

    - the announcement and introduction of products and technologies by our competitors.

    These factors are difficult to forecast and could seriously harm our business.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE DUE TO FACTORS RELATED TO HOW WE MANAGE OUR BUSINESS.

     Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to how we manage our business. Any of these factors could cause our stock price to fluctuate. These factors include:

    - our ability to manage product transitions;

    - the mix of the products we sell and the distribution channels through which they are sold; and

    - the availability of production capacity at the semiconductor foundry that manufactures our products.

IN THE PAST, OUR INTRODUCTION OF NEW PRODUCTS AND OUR PRODUCT MIX HAVE AFFECTED OUR QUARTERLY OPERATING RESULTS.

    We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses and inventory levels are based on our expectations of future revenues, and our expenses are relatively fixed in the short term. Consequently, if revenues in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters may be harmed, adversely affecting the price of our stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON THE WIDESPREAD ADOPTION AND USE OF THE DVI SPECIFICATION.

    Our business strategy is based upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between host systems and digital displays. We have faced challenges related to the acceptance of our products due to the incompatible technologies used by many host and display manufacturers. Due to the recent release of the DVI specification, we cannot predict whether or at what rate the DVI specification will be adopted by manufacturers of host systems and displays. To date, very few complete DVI-compliant systems that include both a host system and a display have been shipped. Adoption of the DVI specification may be affected by the availability of DVI-compliant transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge, which could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification which use other interface technologies, such as LVDS. LVDS, or Low Voltage Differential Signaling is a technology that is used in high speed data transmission, primarily for notebook PCs. Any delay in the widespread adoption of the DVI specification would seriously harm our business.

OUR SUCCESS IS DEPENDENT ON INCREASING SALES OF OUR RECEIVER AND DISPLAY CONTROLLER PRODUCTS, WHICH DEPENDS ON HOST SYSTEM MANUFACTURERS INCLUDING DVI-COMPLIANT TRANSMITTERS IN THEIR SYSTEMS.

    Our success depends on increasing sales of our receiver and display controller products to display manufacturers. In 1998, over 75% of our product revenues resulted from the sale of transmitter products to manufacturers of host systems. While revenues from the sale of receivers and display controllers have increased in the past nine months, transmitters represented approximately 48% of our product revenues in the third quarter of 1999. To increase sales of our receiver and display controller products, we need manufacturers of host systems to incorporate DVI-compliant transmitters into their systems, making these systems digital-ready. Unless host systems are digital-ready, they will not operate with digital displays. If we are unable to increase revenues from receivers and display controllers, we would remain dependent on the market for transmitters, which we expect to become particularly competitive. This would seriously harm our business. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

OUR SUCCESS WILL DEPEND ON THE GROWTH OF THE DIGITAL DISPLAY MARKET. OUR BUSINESS DEPENDS ON THE GROWTH OF THE DIGITAL DISPLAY MARKET, WHICH IS AT AN EARLY STAGE OF DEVELOPMENT.

    The potential size of this market and its rate of development are uncertain and will depend on many factors, including:

    - the number of digital-ready host systems;

    - the rate at which display manufacturers replace analog interfaces with DVI-compliant interfaces; and

    - the availability of cost-effective semiconductors that implement a DVI-compliant interface.

    In addition, improvements to analog interfaces could slow the adoption of digital displays. The failure of the digital display market to grow for any reason would seriously harm our business.

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON AN INCREASE IN THE SUPPLY OF FLAT PANEL DISPLAYS AND A CORRESPONDING DECREASE IN THEIR PRICE.

    In order for the market for many of our products to grow, flat panel displays must be widely available and affordable to consumers. Currently, there is a limited supply of flat panels, and increasing the supply of flat panels is a costly and lengthy process requiring significant capital investment. Accordingly, we do not expect the current shortage of flat panels or their high prices to change in the near term. In the past, the supply of flat panels has been cyclical. We expect this pattern to continue. Under capacity in the flat panel market may limit our ability to increase our revenues.

WE NEED TO OBTAIN DESIGN WINS IN ORDER TO INCREASE OUR REVENUES.

    Our future success will depend on manufacturers of host systems and displays designing our products into their systems. To achieve design wins--decisions by those manufacturers to design our products into their systems--we must define and deliver cost-effective, innovative and integrated semiconductor solutions. Once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, the failure to achieve design wins with key manufacturers of host systems and displays will seriously harm our business.

OUR LENGTHY SALES CYCLE CAN RESULT IN UNCERTAINTY AND DELAYS IN GENERATING REVENUES.

    Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed six months. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be seriously harmed if a significant customer reduces or delays orders or chooses not to release products incorporating our products.

OUR PARTICIPATION IN THE DIGITAL DISPLAY WORKING GROUP REQUIRES US TO LICENSE SOME OF OUR INTELLECTUAL PROPERTY FOR FREE, WHICH MAY MAKE IT EASIER FOR OTHERS TO COMPETE WITH US.

    We are a member of the DDWG which published and promotes the DVI specification. We have based our strategy on promoting and enhancing the DVI specification and developing and marketing products based on the specification and future enhancements. As a result:

    - we must license for free specific elements of our intellectual property to others for use in implementing the DVI specification; and

    - we may license additional intellectual property for free as the DDWG promotes enhancements to the DVI specification.

    Accordingly, companies that implement the DVI specification in their products can use specific elements of our intellectual property for free to compete with us.

OUR RELATIONSHIP WITH INTEL DOES NOT GUARANTEE THAT INTEL WILL COOPERATE WITH US IS THE FUTURE.

    In September 1998, Intel agreed to work with us to develop and promote adoption of the DVI specification and an enhanced version of the DVI specification. As part of this effort, Intel has been an important founder of, contributor to and promoter of the DDWG. We have benefited from Intel's cooperation and support. We cannot be sure that Intel will continue to devote attention and resources to the DDWG and the Silicon Image relationship. If Intel were to breach our agreements with them, it is possible that no adequate remedy would be available to us.

OUR RELATIONSHIP WITH INTEL INVOLVES COMPETITIVE RISKS.

    We have entered into a patent cross-license with Intel in which each of us granted the other a license to use the grantor's patents, except in identified types of products. We believe that the scope of our license to Intel excludes our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel's rights to our patents could reduce the value of our patents to any third party who otherwise might be interested in acquiring rights to use our patents in such products. Finally, Intel could endorse a competing digital interface, or develop its own proprietary digital interface, which would seriously harm our business.

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES.

    Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. For the nine months ended September 30, 1998, sales of transmitter products to Mitac, a third party manufacturer, accounted for 50.1% of our total revenues, and ATI Technologies, a leading graphics board manufacturer, accounted for 15.2% of our total revenues. These manufacturers are significant suppliers to Compaq, who decided in 1998 to design our transmitters into some of its desktop personal computer models. In 1999, Compaq reduced the number of its product models that included our transmitters as a standard part. As a result, for the nine month period ended September 30, 1999, sales to Mitac decreased to 10.5% of our total revenues and sales to ATI Technologies decreased to less than 10.0% of our total revenues. Also during the nine month period ended September 30, 1999 sales to Kanematsu, a Japanese distributor, accounted for 14.2% of our total revenues, Microtek, a Japanese distributor, accounted for 13.3% of our total revenues and World Peace, a Taiwanese distributor, accounted for 11.9% of our total revenues. As a result of customer concentration any of the following factors could seriously harm our business:

    - a significant reduction, delay or cancellation of orders from one or more of our key customers or OEMs; or

    - if one or more significant customers selects products manufactured by a competitor for inclusion in future product generations.

    We expect our operating results to continue to depend on sales to or design decisions of a relatively small number of host system and display OEMs and their suppliers.

WE DO NOT HAVE LONG-TERM COMMITMENTS FROM OUR CUSTOMERS, AND WE ALLOCATE RESOURCES BASED ON OUR ESTIMATES OF CUSTOMER DEMAND.

    Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products which we may not be able to sell. As a result, we would have excess inventory, which would increase our losses. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR INCREASING DEPENDENCE ON SELLING THROUGH DISTRIBUTORS INCREASES THE RISKS AND COMPLEXITY OF OUR BUSINESS.

    Product revenues attributable to distributors have increased to 54.2% for the nine months ended September 30, 1999 from 11.0% for the nine months ended September 30, 1998. Much of this increase reflects design wins with new OEMs which rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

    - manage a more complex supply chain;

    - manage the level of inventory at each distributor;

    - provide for credits, return rights and price protection;

    - estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

    - monitor the financial condition and credit worthiness of our distributors.

    Any failure to manage these challenges could seriously harm our business.

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, INCREASED LOSSES AND REDUCED MARKET SHARE.

    The high-speed communication, display and semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current products face competition from a number of sources including analog solutions, DVI-compliant solutions and other digital interface solutions. We expect competition in our market to increase. For example, Genesis Microchip, Inc. has announced that their customers are sampling a DVI-compliant product that will compete with our DVCs and ATI Technologies, Inc. and Silicon Integrated Systems Corporation are selling graphics controller chips that include DVI-compliant transmitters. We do not offer a graphics controller chip that includes an integrated transmitter.

    Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to large customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor and Texas Instruments, may compete against us in the future. In addition, in the process of establishing our technology as an industry standard, and to ensure rapid adoption of the DVI specification, we have agreed to license specific elements of our intellectual property to others for free. We have also licensed elements of our intellectual property to Intel and other semiconductor companies and we may continue to do so. Competitors could use these elements of our intellectual property to compete against us. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products, increasing our losses and reducing our market share.

OUR SUCCESS DEPENDS ON THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS, WHICH WE MAY NOT BE ABLE TO DO IN A TIMELY MANNER BECAUSE THE PROCESS OF DEVELOPING HIGH-SPEED SEMICONDUCTOR PRODUCTS IN COMPLEX AND COSTLY.

    The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products on several occasions in the past, some of which exceeded six months. We expect to introduce new transmitter, receiver and controller products in the future. We also plan to develop our initial products designed for high-speed networking and storage applications. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including:

    - accurate prediction of market requirements and evolving standards, including enhancements to the DVI specification;

    - development of advanced technologies and capabilities;

    - definition of new products which satisfy customer requirements;

    - timely completion and introduction of new product designs;

    - use of leading-edge foundry processes and achievement of high manufacturing yields; and

    - market acceptance of the new products.

    Accomplishing all of this is extremely challenging, time-consuming and expensive. We cannot assure you that we will succeed. If we are not able to develop and introduce our products successfully, our business will be seriously harmed.

OUR FOUNDRY, TEST AND ASSEMBLY CAPACITY MAY BE LIMITED IN THE UPCOMING YEAR DUE TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY.

    We are dependent on third party suppliers for all of our foundry, test and assembly functions. We depend on these suppliers to allocate to us a portion of their capacity sufficient to meet our needs to produce products of acceptable quality and with acceptable manufacturing yield and to deliver products to us in a timely manner. These third party suppliers fabricate, test and assemble products for other companies. If there is a decrease in available capacity, it is likely that the lead time required to manufacture, test and assemble our products will increase, which may result in our inability to meet our customers demands and loss of customers, which would seriously harm our business.

WE DEPEND ON A SINGLE THIRD-PARTY WAFER FOUNDRY TO MANUFACTURE ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE MANUFACTURING PROCESS.

    We do not own or operate a semiconductor fabrication facility. We rely on Taiwan Semiconductor Manufacturing Company, an outside foundry, to produce all of our semiconductor products. Our reliance on an independent foundry involves a number of significant risks, including:

    - reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

    - lack of guaranteed production capacity or product supply; and

    - unavailability of, or delayed access to, next-generation or key process technologies.

    We do not have a long-term supply agreement with Taiwan Semiconductor Manufacturing Company, or TSMC, and instead obtain manufacturing services on a purchase order basis. This foundry has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of this foundry and Taiwan Semiconductor Manufacturing Company may reallocate capacity to other customers even during periods of high demand for our products. If Taiwan Semiconductor Manufacturing Company were to become unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. This qualification process may also require significant effort by our customers. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services.

    We may qualify additional foundries in the future. If we do not qualify an additional foundry, we may be exposed to increased risk of capacity shortages due to our complete dependence on Taiwan Semiconductor Manufacturing Company.

WE DEPEND ON THIRD-PARTY SUBCONTRACTORS FOR ASSEMBLY AND TEST, WHICH REDUCES OUR CONTROL OVER THE ASSEMBLY AND TEST PROCESSES.

    Our semiconductor products are assembled and tested by two independent subcontractors: Anam in Korea and Advanced Semiconductor Engineering in Taiwan and California. We do not have long-term agreements with either of these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and result in unforeseen operations problems.

OUR SEMICONDUCTOR PRODUCTS ARE COMPLEX AND ARE DIFFICULT TO MANUFACTURE COST-EFFECTIVELY.

    The manufacture of semiconductors is a complex process. It is often difficult for semiconductor foundries to achieve acceptable product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying yield problems can only occur well into the production cycle, when actual product exists which can be analyzed and tested.

    We only test our products after they are assembled, as their high-speed nature makes earlier testing difficult and expensive. As a result, defects are not discovered until after assembly. This could result in a substantial number of defective products being assembled and tested, lowering our yields and increasing our costs. This would seriously harm our business.

DEFECTS IN OUR PRODUCTS COULD INCREASE OUR COSTS AND DELAY OUR PRODUCT
SHIPMENTS.

    Although we test our products, they are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us which may not be fully covered by insurance. Any of these could seriously harm our business.

WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL TO BE SUCCESSFUL, AND COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE IN OUR MARKET.

    Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. We do not have key person life insurance on any of our key personnel. Although we have a severance agreement with our Chief Executive Officer, we have employment agreements with our Executive Vice President of Marketing and Business Development, our Vice President of Finance and Administration and our Vice President of Worldwide Sales and customarily enter into employment offer letters with our new hires, none of such agreements obligates the employee to continue working for us.

    Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and our location in Silicon Valley, California due to a number of factors, including the high concentration of established and emerging growth technology companies. This competition makes it difficult to retain our key personnel and to recruit new highly-qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our business could be seriously harmed.

OUR DEPENDENCE ON ACADEMIC RESEARCHERS LOCATED IN KOREA COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND PROTECT KEY TECHNOLOGY.

    Some of our key technology is developed by academic researchers at Seoul National University in Korea whom we have retained as consultants. These researchers operate under the direction of Dr. Jeong, a founder of Silicon Image and our Chief Technical Adviser. Since neither Dr. Jeong nor these researchers are our employees, we have limited control over their activities and can expect only limited amounts of their time to be dedicated to developing our technology. These researchers are also not actively involved in managing our business or in developing our products. They may also have relationships with other commercial entities, some of which could compete with us. Dr. Jeong and these researchers sign agreements which require them to keep our proprietary information and the results of their research confidential. However, we may not be able to keep this information confidential and its dissemination could seriously harm our business. Also, we generally obtain an assignment of intellectual property rights in technology that may result from these researchers' projects. However, the laws of Korea may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, our dependence on these researchers could adversely affect our ability to develop and protect key technology.

WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS BECAUSE A MAJORITY OF OUR PRODUCTS AND OUR CUSTOMERS' PRODUCTS ARE MANUFACTURED AND SOLD OUTSIDE OF THE UNITED STATES.

    A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Many of our customers are the manufacturers or suppliers for OEMs who have designed in our products. Many of these manufacturers and suppliers are located outside of the United States, primarily concentrated in Japan, Korea and Taiwan. Sales outside of the United States accounted for 92.4% of our revenues for the first nine months of 1999 and 96.9% of our revenues for the first nine months of 1998. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

    - difficulties in managing distributors;

    - difficulties in staffing and managing foreign operations;

    - political and economic instability;

    - adequacy of local infrastructure; and

    - difficulties in accounts receivable collections.

    In addition, OEMs who design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products have been denominated to date exclusively in United States dollars, increases in the value of the United States dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. A portion of our international revenues may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in those foreign currencies.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY. WE RELY ON A COMBINATION OF PATENT, COPYRIGHT, TRADEMARK AND TRADE SECRET LAWS, AS WELL AS NONDISCLOSURE AGREEMENTS AND OTHER METHODS TO PROTECT OUR PROPRIETARY TECHNOLOGIES.

    We have been issued patents and have a number of pending United States patent applications. However, we cannot assure you that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, it is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

    Disputes may occur regarding the scope of the license of our intellectual property we have granted to the DDWG participants for use in implementing the DVI specification in their products. These disputes may result in:

    - costly and time consuming litigation; or

    - the license of additional elements of our intellectual property for free.

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND.

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios by bringing numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits" alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

    - stop selling products or using technology that contain the allegedly infringing intellectual property;

    - attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

    - attempt to redesign those products that contain the allegedly infringing intellectual property.

    If we are forced to take any of these actions, we may be unable to manufacture and sell our products, which could seriously harm our business.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY MAY LEAD TO SIGNIFICANT VARIANCES IN THE DEMAND FOR OUR PRODUCTS.

    In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia. This cyclicality has led to significant variances in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience periodic fluctuations in our future financial results because of changes in industry-wide conditions.

WE ARE GROWING RAPIDLY, WHICH STRAINS OUR MANAGEMENT AND RESOURCES.

    We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. We have grown from 50 employees on January 1, 1999 to 83 employees on September 30, 1999. To manage our growth effectively, we must:

    - implement and improve operational and financial systems;

    - train and manage our employee base;

    - attract and retain qualified personnel with relevant experience; and

    - build out and make our newly leased facilities operational.

    We must also manage multiple relationships with customers, business partners, the DDWG and other third parties, such as our foundry and test partners. Moreover, we will spend substantial amounts of time and money in connection with our rapid growth and may have unexpected costs. Our systems, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business would be seriously harmed.

THE YEAR 2000 PROBLEM MAY ADVERSELY AFFECT US BY CAUSING FAILURES IN OUR INTERNAL SYSTEMS OR IN SYSTEMS USED BY OUR SUPPLIERS, DISTRIBUTORS OR CUSTOMERS.

    The Year 2000 problem is the potential for system and processing failure of date-related data as a result of computer-controlled systems that use two digits rather than four to define a year in the date field. Many computer hardware systems and software applications could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond. Failures by our internal systems, or by systems used by our suppliers, distributors or customers, could seriously harm our business. In particular, the infrastructure of foreign countries where our products are manufactured or our customers are located may be subject to disruption or failure as a result of the Year 2000 problem. For additional information concerning this risk and our assessment of its impact, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

OUR THIRD-PARTY WAFER FOUNDRY, THIRD-PARTY ASSEMBLY AND TEST SUBCONTRACTOR AND SIGNIFICANT CUSTOMERS ARE LOCATED IN AN AREA SUSCEPTIBLE TO EARTHQUAKES.

    Taiwan Semiconductor Manufacturing Company, the outside foundry that produces all of our semiconductor products, and Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products are located in Taiwan, which recently experienced a major earthquake and is susceptible to future earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by the recent earthquake or future earthquakes could result in shortages in water or electricity, which could in turn limit TSMC's production capacity and ASE's ability to provide assembly and test services. Any reduction in TSMC's production capacity or the ability of ASE to provide assembly and test services could cause delays or shortages in our product supply, which would seriously harm our business.

    Customers located in Taiwan were responsible for 22.1% of our product revenue for the nine months ended September 30, 1999 and 53.1% of our product revenue for the nine months ended September 30, 1998. If the facilities or equipment of these customers have been damaged as a result of the recent earthquake or are damaged by future earthquakes, they could reduce their purchases of our products, which would seriously harm our business. In addition, the operations of suppliers to TSMC,ASE and our Taiwanese customers could have been disrupted by the recent earthquake and could be disrupted by future earthquakes. These disruptions could disrupt the operations of TSMC, ASE and our Taiwanese customers, which could in turn seriously harm our business by resulting in shortages in our product supply or reduced purchases of our products.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF SILICON IMAGE AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

    Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

    - authorizing the issuance of preferred stock without stockholder approval;

    - providing for a classified board of directors with staggered, three-year terms;

    - prohibiting cumulative voting in the election of directors;

    - requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

    - limiting the persons who may call special meetings of stockholders; and

    - prohibiting stockholder actions by written consent.

    Provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us.

STOCKHOLDERS EXISTING PRIOR TO OUR INITIAL PUBLIC OFFERING OWN A LARGE PERCENTAGE OF OUR VOTING STOCK, WHICH MAY ALLOW THEM TO CONTROL THE ELECTION OF DIRECTORS AND APPROVAL OR DISAPPROVAL OF SIGNIFICANT CORPORATE ACTIONS.

    The executive officers, directors and other principal stockholders beneficially own or control, directly or indirectly approximately 45% of the outstanding shares of common stock. As a result, if these persons act together, they will significantly influence, and will likely control, the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of Silicon Image.

WE EXPECT THAT THE PRICE OF OUR STOCK MAY FLUCTUATE SUBSTANTIALLY.

    Recently, the stock prices of technology companies similar to Silicon Image have been quite volatile. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

    - actual or anticipated fluctuations in our operating results;

    - changes in expectations as to our future financial performance;

    - changes in financial estimates of securities analysts;

    - changes in market valuations of other technology companies;

    - announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions;

    - the operating and stock price performance of other comparable companies;
      and

    - the number of our shares that are available for trading by the public and the trading volume of our shares.

    Due to these factors, the price of our stock may decline and the value of your investment would be reduced. In addition, the stock market experiences extreme volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

OUR BUSINESS MAY BE HARMED BY CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY.

    In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. Accordingly, we may in the future be the target of securities litigation. Securities litigation could result in substantial costs and could divert our management's attention and resources.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    Of the 25,752,873 shares of our common stock outstanding on October 31, 1999, the 4,485,000 shares sold in our initial public offering on October 6, 1999 are freely tradable. Almost all of the remaining shares of common stock are subject to lock-up agreements prohibiting their disposition until April 3, 2000. Sales of a substantial number of these shares in the public market after the lock-up period ends could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK

    Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and investing in short-term investment-grade corporate securities. These securities are highly liquid and generally mature within 12 months from our purchase date. Due to the short maturities of our investments, the carrying value approximates the fair value. In addition, we do not use our investments for trading or other speculative purposes.

    We have performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of such rate changes is not expected to be material to our results of operations, cash flows or financial condition. Substantially all transactions to date have been denominated in United States dollars.

    As of September 30, 1999, our cash included money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

    We have invested the initial public offering proceeds received in October 1999 in short-term, interest-bearing investment-grade securities. We plan to invest these funds in longer term investment-grade securities which may have a material effect on the fair market value of our portfolio in future periods.

    FOREIGN CURRENCY EXCHANGE RISK

    Substantially all of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to any of our sales. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended September 30, 1999, we and Silicon Image, Inc. ("Silicon Image California"), our California predecessor, made the following offers and sales of its securities, all in reliance on the exemptions from registration indicated:

             PURCHASER                    SECURITY          DATE OF SALE       CONSIDERATION         EXEMPTION

Former employee and his spouse       50,000 shares of          7/14/99               $ 6,250       Section 4(2)/ Rule
                                     Common Stock                                                  506

Parviz Khodi (Silicon Image Vice     2,000 shares of           9/13/99               $10,000       Section 4(2)/ Rule
President of Worldwide Sales) and    Common Stock                                                  506
Kathy Khodi

Consultants                          20,000 shares of     7/1/99 - 9/23/99           $68,500       Section 4(2)/ Rule
                                     Common Stock                                                  506 and Section
                                                                                                   4(2)/Rule 701

Employees option holders             60,500 shares of     7/1/99 - 9/30/99           $68,125       Section 4(2)/ Rule
                                     Common Stock                                                  701

    On October 12, 1999 all shares of our convertible preferred stock were automatically converted into approximately 11,657,062 shares of common stock.

    We filed a Registration Statement on Form S-1 (File No. 333-83665) with the Securities and Exchange Commission registering a total of 4,485,000 shares of our common stock with a maximum aggregate offering price of $53.8 million, which Registration Statement was declared effective by the SEC on October 5, 1999. On October 6, 1999 our shares commenced trading and on October 12, 1999 we completed the sale of all 4,485,000 registered shares of common stock at a price of $12.00 per share in its initial public offering pursuant to the Registration Statement. The principal underwriters for the offering were Credit Suisse First Boston Corporation, BancBoston Robertson Stephens, Inc. and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated.

    In connection with the Offering, we paid an aggregate of approximately $3.8 million in underwriting discounts and commissions and paid other expenses of approximately $1.7 million, none of which were paid directly or indirectly to any director or officer of the Company, any person owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company. After deducting the underwriting discounts and commissions and other expenses, we received aggregate proceeds from the Offering of approximately $48 million. On October 15, 1999 we paid the balance due under our line of credit which was $757,000. We intend to use the balance of the proceeds from this offering primarily for general corporate purposes, including working capital and capital expenditures. Pending such use, we have invested such proceeds in short-term, interest-bearing, investment-grade securities. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of the Company, any person owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In September 1999, Silicon Image California solicited the written consent of its shareholders to approve the following matters:

    (a) changing the state of incorporation of Silicon Image California from California to Delaware by means of a merger of Silicon Image California with and into us, including approval of the Agreement and Plan of Merger and our First Amended and Restated Certificate of Incorporation and Restated Bylaws;

    (b) the form of Indemnity Agreement for use between us and each of our officers and directors;

    (c) our adoption of the 1999 Equity Incentive Plan and reservation of 1,000,000 shares, plus any shares remaining unissued under Silicon Image California's 1995 Equity Incentive Plan or issuable upon the exercise of options granted under the 1995 Equity Incentive Plan that expire or become unexercisable without having been exercised in full, for issuance under the 1999 Equity Incentive Plan, subject to automatic annual increases each January 1 by an amount equal to 5% of our total outstanding shares;

    (d) our adoption of the 1999 Employee Stock Purchase Plan and reservation of 250,000 shares for issuance under the 1999 Employee Stock Purchase Plan, subject to automatic annual increases each January 1 by an amount equal to 1% of our total outstanding shares; and

    (e) our Second Amended and Restated Certificate of Incorporation, to be filed with the Secretary of State of the State of Delaware following the closing of our initial public offering of common stock.

    Silicon Image California received the written consent of the number of shares indicated below for the matters listed above.


                                For*                         Against*                     Abstain*
Matter (a)                      18,345,756                   0                            60,000
Matter (b)**                    18,325,756                   0                            80,000
Matter (c)                      18,325,756                   0                            80,000
Matter (d)                      18,345,756                   0                            60,000
Matter (e)                      18,345,756                   0                            60,000

    * The holders of common stock and preferred stock voted on each of the matters listed above, with preferred stock voting on an as-converted to common basis.

    ** With respect to Matter (b), we sought approval of the majority of the outstanding shares of common stock and preferred stock not held my members of our Board of Directors or their affiliates and received the affirmative vote of 8,242,480 shares, which constituted such a majority.

    In July 1999, we solicited the written consent of Silicon Image California, our then sole stockholder, to approve the matters listed above. We received Silicon Image California's written consent approving each of such matters as to all of the 1,000 shares of our common stock then outstanding.

    Upon the consummation of the our initial public offering, our stockholders may no longer act by written consent.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

       27.1  Financial Data Schedule

(b)  Reports on Form 8-K

       No such reports were filed during the three months ended September 30, 1999.



                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SILICON IMAGE, INC.
                                    A DELAWARE CORPORATION
                                    (Registrant)



November 19, 1999                   /s/  Daniel K. Atler
                                    -------------------------------------------
                                    Daniel K. Atler
                                    Vice President Finance and Administration
                                    and Chief Financial Officer (duly authorized
                                    officer and principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
    27.1            Financial Data Schedule