Form 10-K405
period 1999-12-31
SILICON IMAGE INC
filed 2000-03-30
CIK 1003214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-26887

                            ------------------------

                              SILICON IMAGE, INC.

             (Exact name of registrant as specified in its charter)

        DELAWARE                               77-0517246
(State of incorporation)                     (IRS employer
                                         identification number)

                            1060 EAST ARQUES AVENUE
                              SUNNYVALE, CA 94086
             (Address of principal executive offices and zip code)

                                 (408) 616-4000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 par value

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of common shares held by non-affiliates at February 29, 2000 was approximately $1,558,476,164, based on the last reported sale price of our common shares on the Nasdaq Stock Market on that date of $98.00 per share. We had 25,789,201 common shares outstanding at February 29, 2000.

    Part III incorporates by reference information from our proxy statement for our annual meeting of stockholders' to be held on May 23, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
Item 1.    Business....................................................         3
Item 2.    Properties..................................................        16
Item 3.    Legal Proceedings...........................................        16
Item 4.    Submission of Matters to a Vote of Securities Holders.......        16

PART II
Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................        16
Item 6.    Selected Financial Data.....................................        17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................        18
Item 7A.   Quantitative and Qualitative Disclosure of Market Risk......        34
Item 8.    Financial Statements and Supplementary Data.................        35
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................        35

PART III
Item 10.   Directors and Executive Officers of the Registrant..........        35
Item 11.   Executive Compensation......................................        35
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................        35
Item 13.   Certain Relationships and Related Transactions..............        35

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................        36

POWER OF ATTORNEY......................................................        54
SIGNATURES.............................................................        54
INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT...............        55

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED IN THE SECTION OF THIS
FORM 10-K ENTITLED "FACTORS AFFECTING FUTURE RESULTS," WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS WITHIN THIS FORM 10-K ARE IDENTIFIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "MAY," "WILL" AND OTHER SIMILAR EXPRESSIONS. HOWEVER, THESE WORDS ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. IN ADDITION, ANY STATEMENTS WHICH REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-K WITH THE SEC. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED ELSEWHERE IN THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY SILICON IMAGE, INC. IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SEC THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS.

ITEM 1. BUSINESS

    We develop and market semiconductors for applications that require cost-effective, integrated solutions for high-speed data communications. Our semiconductors provide multi-gigabit data transfer rates which we believe will be applicable to multiple mass markets. We are initially focusing our technology on the local interconnect between host systems, such as PCs, set-top boxes and DVD players, and digital displays, such as flat panel displays, CRTs and TV's. Our current products enable host systems to transmit digital video data and enable displays to receive and manipulate digital video data. As with other consumer electronic devices, such as digital cellular phones, significant benefits can be achieved by converting displays from analog to digital and by replacing conventional analog connections between host systems and displays with digital connections.

    Two prominent trends in the electronics industry are the increasing demand for bandwidth and the transition of electronic systems from analog to digital. Bandwidth, which is often measured in terms of gigabits per second, represents the amount of data that can be transmitted across a medium in a given period of time. In attempts to address the increasing demand for bandwidth, new communications standards such as Gigabit Ethernet, SONET and Fibre Channel have been adopted, and new classes of communications semiconductors have been developed to implement these standards. The second trend, the shift from analog to digital, has made information easier to reliably store, transmit and manipulate. It has also reduced manufacturing costs, improved quality and enhanced functionality through the addition of new features that were unavailable or not practical with analog technologies. For example, many features, such as messaging, paging and security, became more feasible as wireless phones converted from analog to digital.

    As with wireless phones, significant benefits can be achieved by replacing analog displays with digital displays. To enable this transition, displays require digital communication with the host system. Until recently, however, there was no commercially viable standard that addressed the challenges of enabling digital communications between host systems, such as PCs, set-top boxes and DVD players, and video displays, such as flat panel displays, CRTs and TV's. A principal reason that such a standard did not exist was the substantial technical challenge of developing a cost-effective high-bandwidth solution capable of transmitting data at the multi-gigabit rates needed to link the host system to a high-resolution display. This rate is 50 times faster than the Fast Ethernet networking standard and 500 times faster than cable modems. In the absence of a digital standard, host systems, though processing data in digital form, have been forced to convert that data to analog form before transmitting it to the display. Consequently, the functionality of display devices has changed little since the introduction of analog cathode ray tubes.

    Recognizing the need for a cost-effective, high-bandwidth digital display solution, Silicon Image developed a digital communication technology and began shipping semiconductor products for digital displays in 1997. To provide a worldwide, open specification for an all-digital display solution, Silicon Image, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, formed the Digital Display Working Group (DDWG) to define such a specification based on Silicon Image's technology. In April 1999, the DDWG published the Digital Visual Interface (DVI) specification, which defines a high-speed serial data communication link between host systems and displays. Silicon Image authored major portions of the DVI specification. Today, over 100 companies, including systems manufacturers, graphics semiconductor companies and monitor manufacturers are participating in the DDWG, and many are developing hardware and software products designed to be compliant with the DVI specification.

    We believe the formation of the DDWG and the release of the DVI specification have accelerated the shift of display technology to digital. The market research firm DisplaySearch projects that the number of desktop LCD monitors shipped annually will grow from 4.5 million units in 1999 to 19 million units in 2003. DisplaySearch further estimates that the digital interface will rapidly gain market share over analog for desktop LCDs, from 31% in 1999 to 91% in 2003. In addition, more than a dozen desktop CRT manufacturers have demonstrated digital CRTs compliant with the DVI specification using Silicon Image's PanelLink-Registered Trademark- products. According to Stanford Resources, Inc., the overall market for desktop CRTs will grow from 92 million units in 1999 to 128 million units in 2003. In response to projected growth in the market for digital displays, manufacturers are seeking to differentiate their products by adding functionality and intelligence to their displays. Consequently, these companies are looking for semiconductor solutions that combine high-speed digital communications technology with the functionality required to enable intelligent displays for the mass market.

    A recent example of the value of the digital link is the release of the High-bandwidth Digital Content Protection specification HDCP 1.0. This specification was released by Intel on February 17, 2000 with contributions from Silicon Image. This technology has support from members of the Motion Picture Industry Association (MPA) and will prevent high-definition movie content from being copied when transmitted on a digital link from a set-top box or DVD player to a television or other display. Effective protection for high-definition content is not possible with an analog connection.

    As of December 31, 1999, we had shipped over seven million units of our products. Our products are incorporated in host systems and displays sold by leading manufacturers such as Apple, ATI, Compaq, Dell, Fujitsu, Gateway, Hitachi, Hewlett-Packard, IBM, LG, NEC, Princeton Graphics, S3, Samsung, Sanyo, Sharp, Toshiba and ViewSonic. We incorporated in California on January 1, 1995 and reincorporated in Delaware in September 1999.

THE SILICON IMAGE SOLUTION

    Silicon Image designs, develops and markets semiconductor solutions for high-speed digital communications. Our technology is designed for applications that require cost-effective, high-speed integrated solutions for data transmission, such as the local interconnect between host systems and digital displays. Our initial products enable host systems to transmit digital video data and allow displays to receive and manipulate digital video data.

    Our key products are based on our PanelLink digital interface technology and our highly integrated PanelLink Controller architecture. PanelLink is our proprietary implementation of the DVI specification to provide a high-speed serial digital link between hosts and digital displays. The PanelLink architecture is our platform for developing controllers that integrate PanelLink receiver technology with additional functionality to enable intelligent displays for the mass market. Key features of our solution include:

    - High-speed interface. Our PanelLink technology transmits data over three high-speed serial channels at up to 1.67 gigabits per second per channel for an aggregate speed of approximately five gigabits per second. PanelLink technology supports such speeds over twisted-pair copper wire at distances of up to 10 meters and permits direct coupling with fiber optic interconnect modules for longer distance data transmission up to several hundred meters.

    - Low Cost of System Implementation. PanelLink technology operates at full speed over inexpensive twisted-pair copper wire. In addition, our products are manufactured using cost-effective standard foundry processes and low-cost plastic packaging. Our all-digital interconnect solution eliminates the need for additional components currently required in digital displays to convert data from analog to digital and to remove errors associated with the conversion.

    - System Level Integration. Our solution combines high-speed digital communication technology with system-level functionality, including digital image processing and display control. Our PanelLink architecture is designed to support the integration of additional functions. Furthermore, all of its elements can be provided using the same Complementary Metal Oxide Semiconductor, or CMOS, manufacturing processes, simplifying this integration.

    - Scalability. We offer products that support a wide range of standard display resolutions, from VGA (640 X 480 pixels) to UXGA (1600 X 1200 pixels). Support for these resolutions requires our solution to transmit and receive data at speeds ranging from 250 megabits to 1.65 gigabits per second per channel.

    Our solution enables our customers to introduce digital display products, thereby eliminating the need for analog technology in both the host system and display. This provides a number of benefits to our customers:

    - Lower Cost for Mass Market Adoption. Our CMOS implementations in low cost thin quad flat package, or TQFP, have allowed us to offer industry leading price/performance with our multi-gigabit bandwidth chips.

    - Ease of Use. Use of our all-digital solution enables "plug and play" connection of any digital display to any digital-ready host system--that is, no configuration must be done by the end-user.

    - Improved Visual Experience. Our high-bandwidth solution enables the transmission of data-intensive video images in digital form, without degradation of image quality. Because our solution is all-digital, it eliminates the errors associated with the use of an analog interface, such as flicker, fuzziness and color variation.

    - Ability to Add New Features and Differentiate Products. Our technology enables our customers to add new features and functions to their displays and to offer differentiated products. For example, one of our existing products enables image quality to be directly controlled in the display rather than in the host system. In addition, our products are programmable, allowing our customers to configure image processing and user interface functions. Additionally the availability of content protection enables new high-definition media to be displayed while enhancing the overall security of the PC or consumer electronic environment.

    - Accelerated Time to Market. By using our products and high-speed field application support and expertise instead of developing solutions internally, our customers can shorten their design time for digital display products. The highly integrated nature of our products simplifies the design of digital displays.

SILICON IMAGE STRATEGY

    Our objective is to be a leading provider of semiconductors that enable high-speed digital communications and optimize cost per bandwidth across targeted communications markets. Key elements of our strategy are to:

    TARGET THE DISPLAY MARKET FIRST

    While our technologies are applicable to solving the needs of multiple markets, we have initially chosen to focus our efforts on being the leading provider of high-speed solutions for the large and rapidly growing digital display market. Relative to other data communications applications, the digital display interface demands a particularly high-speed, low cost solution that operates over a wide range of transmission speeds. Our technology effectively addresses these demands and incorporates many additional features and capabilities. Companies shipping displays which incorporate our products include Apple, Compaq, Dell, Fujitsu, Gateway, Hitachi, IBM, NEC, Princeton Graphics, Sharp and ViewSonic to name a few.

    PROMOTE OPEN INDUSTRY STANDARDS

    We believe that the widespread acceptance of the DVI specification and subsequent enhancements to this specification will lead to broader market penetration of digital displays in many different applications, help us maintain our leadership position and create new opportunities for us. We are one of the seven founding members of the DDWG. We authored major portions of the DVI specification and developed the core technology upon which the specification is based. We intend to continue to actively participate in defining and promoting open industry standards. We believe that our participation will provide us with valuable insight and relationships and assist us in rapidly bringing new standards-based products to market.

    DRIVE BROAD ADOPTION OF DIGITAL-READY HOST SYSTEMS

    We believe that broad adoption of digital-ready host systems will drive the widespread transition to all-digital displays. Accordingly, we aggressively market our host-based transmitter products and promote the adoption of the DVI specification, in order to expand the market for our receiver and display controller products. We have achieved transmitter design wins with leading host system OEMs, including Compaq, Dell, Fujitsu, Gateway, Hitachi, IBM and NEC, and with makers of video graphics accelerators, including Acer, ATI Technologies, I/O Data, Matrox and S3. While continuing to focus on the PC industry, we intend to follow a similar strategy for other host systems, such as set-top boxes, game consoles and DVD players. Finalization of the High-bandwidth Digital Content Protection, or HDCP, specification in February 2000 adds a layer on top of DVI for high-definition digital content to be transmitted from set-top boxes and DVD players to digital TV sets. Silicon Image contributed to the development of the HDCP specification and demonstrated working prototypes implementing HDCP at the Intel Developer's Forum in February 2000.

    INCREASE THE INTELLIGENCE OF DISPLAYS THROUGH HIGHLY INTEGRATED RECEIVER
     SOLUTIONS

    We believe the conversion to end-to-end digital displays allows a significant amount of functionality to shift from the host system to the display and the addition of new capabilities to the display. Our PanelLink display controllers integrate additional functionality with our receiver technology to enable a new class of intelligent displays and allow display vendors to differentiate and increase the value of their products. We are focusing a substantial amount of our product development, marketing and sales efforts on PanelLink display controllers.

    MAINTAIN TECHNOLOGY LEADERSHIP

    We are the inventor of the technology upon which the DVI specification is based and have substantial experience in the design, manufacture and deployment of semiconductor products incorporating this high-speed data communications technology. We have been shipping our fourth generation of transmitter and receiver products and believe that this experience provides us with significant competitive advantages. In particular, our broadband clock and data recovery technology in our receivers exceeds the reliability specifications established in various multi-gigabit communication standards. We are currently developing fifth generation products including our HDCP enabled transmitters and receivers. The advanced nature of our high-speed digital design allows us to integrate significant functionality with high-speed communications capabilities using industry-standard, low-cost CMOS processes. We intend to continue to focus significant resources on maintaining and extending our technology leadership.

    PENETRATE NEW MARKETS AND APPLICATIONS

    We intend to use our core technical competencies and relationships with key partners and customers to develop solutions for additional markets. We believe our technology is well suited to many applications requiring high-bandwidth and system level integration. To address these opportunities, we are focusing on developing products and technologies for new markets, primarily new display market segments like consumer electronics, and applications in high-speed serial interface storage and gigabit networking. Our strategy is to provide the best price performance ratio where the bandwidth is a bottleneck, such as chip-to-chip or system-to-system communications. We intend to focus on solving bandwidth problems in local interconnect with low cost implementation, potentially contributing to or setting another standard for computer or consumer electronics peripherals, rather than developing low cost solutions for existing standards.

STRATEGIC RELATIONSHIPS

    As part of our business strategy, we have established strategic relationships with key customers and partners.

    INTEL RELATIONSHIP

    In September 1998, Silicon Image entered into an agreement with Intel Corporation to work together to develop and promote adoption by the PC industry of a complete digital display interface based on our PanelLink technology. As part of the strategic relationship, Intel became an equity investor in Silicon Image and the companies entered into a patent cross-license and other agreements.

    DIGITAL DISPLAY WORKING GROUP

    Silicon Image, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, announced the formation of the DDWG in October 1998. Subsequently, the parties entered into a Promoter's Agreement in which they agreed to:

    - define, establish and support the DVI specification, an open industry specification for an all-digital display solution;

    - encourage broad and open industry adoption of the DVI specification, in part by creating an implementer's forum that others may join in order to receive information and support relating to the DVI specification; and

    - invite third parties to enter into a Participant's Agreement in order to consult on the content, feasibility and other aspects of the DVI specification.

    JOINT DEVELOPMENT OF HDCP

    Intel developed the High-bandwidth Digital Content Protection, or HDCP, specification 1.0 with contributions from Silicon Image that are acknowledged in the specification. The specification was developed to enable a content protected link from host devices such as set-top boxes and DVD players to displays such as HDTV and digital TVs. We demonstrated working prototypes implementing the HDCP specification at the Intel Developer's Forum in February 2000.

    BRANDING RELATIONSHIPS

    Currently, we have branding relationships with Compaq and NEC. In exchange for rebates or other consideration, these manufacturers use the PanelLink brand on their products, product boxes, product collateral and web sites.

MARKETS AND CUSTOMERS

    Our current target markets consist of four host platforms and five display devices. The host platforms are PCs, notebooks, set-top boxes and DVD players. The display devices are TVs, CRTs, flat panel monitors, flat panels and projectors. Dataquest projects that these markets combined will represent over 500 million units in 2002. In addition, we are targeting other high-bandwidth, mass-market applications such as storage and networking for future implementations.

    We focus our sales and marketing efforts on achieving design wins with leading host system and display OEMs. Companies shipping displays which incorporate our PanelLink products include Apple, Compaq, Dell, Fujitsu, Gateway, Hitachi, IBM, NEC, Princeton Graphics, Sharp and ViewSonic.. In most cases, these OEMs outsource manufacturing functions to third parties. Therefore, once we have won the design, we typically help these third party manufacturers rapidly bring the design to production. Once the design is complete, we sell our products to these third party manufacturers either directly or indirectly through distributors. In 1999, sales to Kanematsu, a Japanese distributor, accounted for 17% of our total revenues, Microtek, a Japanese distributor, accounted for 11% of our total revenues and World Peace, a Taiwanese distributor, accounted for 16% of our total revenues. In 1998, sales to Mitac, a third party manufacturer, accounted for 54% of our total revenues, and ATI, a leading graphics board manufacturer, accounted for 12% of our total revenues. Mitac and ATI are significant suppliers to Compaq, with whom we had a major design win for our transmitter in 1998. In 1997, sales to LG, a Korean OEM, accounted for 56% of our total revenues and sales to Hyundai, a Taiwanese OEM, accounted for 19% of our total revenues. Recently, the percentage of our revenue attributable to sales through distributors has increased substantially. Most of this increase reflects design wins with new OEMs that rely on distributors to provide inventory management and purchasing functions.

PRODUCTS

    As of December 31, 1999 all of our products are manufactured using low-cost, standard foundry CMOS processes at Taiwan Semiconductor Manufacturing Corporation in Taiwan. In addition to our primary products, we develop and sell reference design kits that represent application examples for incorporation of our products into our customers' equipment. By providing these reference design kits, we can assist the manufacturer in achieving easier and faster transitions from initial prototype designs through final production releases. Our primary products are transmitters for host systems and receivers and display controllers for displays. In 1999, approximately 55% of our product revenues resulted from the sale of transmitter products to manufacturers of host systems.

    Our host system products are:

                                PANELLINK TRANSMITTERS
--------------------------------------------------------------------------------------
                  Maximum          Maximum
 Product         Resolution       Bandwidth             Target Applications
----------  --------------------  ---------  -----------------------------------------
SiI 100 Tx  XGA                   2.04 Gbps  Embedded PC/specialty application
            (1040x768 pixels)

SiI 140 Tx  High-refresh XGA      2.58 Gbps  Embedded PC/specialty application
            (1040x768 pixels)

SiI 150 Tx  SXGA                  3.36 Gbps  Internal display interface, embedded PC/
            (1280x1024 pixels)                specialty application

SiI 160 Tx  SXGA                  3.36 Gbps  Internal display interface, embedded PC/
            (1280x1024 pixels)                specialty application

SiI 164 Tx  UXGA                  5 Gbps     Desktop PC (motherboard add-in boards),
            (1600x1200 pixels)                notebook PC, set-top box, DVD player

    We have two families of display products: PanelLink receivers and PanelLink Controllers. Our PanelLink receiver products are:

                                 PANELLINK RECEIVERS
--------------------------------------------------------------------------------------
                  Maximum          Maximum
 Product         Resolution       Bandwidth             Target Applications
----------  --------------------  ---------  -----------------------------------------
SiI 101 Rx  XGA                   2.04 Gbps  Embedded PC/specialty application
            (1040x768 pixels)

SiI 141 Rx  High-refresh XGA      2.58 Gbps  Flat panel display, microdisplay
            (1040x768 pixels)                 projector, embedded/specialty/retail and
                                              industrial, LCD panel

SiI 151 Rx  SXGA                  3.36 Gbps  Flat panel display, microdisplay plasma,
            (1280x1024 pixels)                projector, embedded/specialty/retail and
                                              industrial, LCD panel

SiI 161 Rx  UXGA                  5 Gbps     Flat panel display, plasma, HDTV,
            (1600x1200 pixels)                projector, embedded/specialty/retail and
                                              industrial, LCD panel

    Our PanelLink Controller products are:

                                         PANELLINK CONTROLLERS
-------------------------------------------------------------------------------------------------------
                         Maximum         Maximum
     Product           Resolution       Bandwidth         Key Features           Target Applications
-----------------  -------------------  ---------  --------------------------  ------------------------
SiI 801 PanelLink  XGA                  2.58 Gbps  -Scaling                    Flat panel displays
Controller         (1040x768 pixels)               -On-screen display
                                                   -Power
                                                   management

SiI 851 PanelLink  SXGA                 3.36 Gbps  -Scaling                    Flat panel displays
Controller         (1280x1240 pixels)              -On-screen display
                                                   -Power
                                                    management
                                                   -Gamma correction
                                                   -Dithering

SiI 901 PanelLink  UXGA                 5 Gbps     -Integrated digital-        Digital CRT, progressive
Controller         (1600x1200 pixels)               to-analog converter         scan TV

SiI 201 IPC        XGA                  2.04 Gbps  -PanelLink                  LCDs for notebook PCs
                   (1040x768 pixels)                Receiver                    and flat panel displays
                                                   -LCD timing controller

SiI 211 IPC        XGA                  2.94 Gbps  -LVDS Receiver              LCDs for notebook PCs
                   (1040x768 pixels)               -LCD timing                  and flat panel displays
                                                    controller

SILICON IMAGE TECHNOLOGY

    We believe that our key technical competencies are our high-speed serial link technology, semiconductor design expertise, display systems expertise and high-speed applications expertise.

    MULTI-LAYERED SYSTEMS APPROACH TO SOLVING LOCAL HIGH-SPEED INTERCONNECT
     PROBLEMS

    At the core of our innovation is a multi-layered approach to providing multigigabit semiconductor solutions. We have developed a complete solution that addresses issues associated with creating a cost-effective high-bandwidth solution. PanelLink is an example of a branded implementation of this approach for PC and consumer electronics hosts and their respective displays including flat panels, CRTs, notebooks, projectors and TVs. The three layers of our architecture include the physical layer, the coding layer and the protocol layer. With PanelLink we have used .35 foundry CMOS technology at the physical layer and have employed techniques like oversampling to provide signal integrity as well as the ability to scale performance to 5Gbps. At the coding layer we have ensured DC balancing and the ability to use transition minimized signaling, or TMDS, to keep electromagnetic emissions low. This is very important for high volume consumer manufacturing where emission standards are strict. Our TMDS protocol also allows for simple robust interoperability. This multi-layered approach to semiconductor design is applicable to other markets in need of cost-effective high-bandwidth. We believe our design approach affords us the opportunity to create solutions, and potentially standards, in other markets where a complete solution is required. The data storage and gigabit networking markets are our targets for future application of this multi-layered approach.

    HIGH-SPEED SERIAL LINK TECHNOLOGY

    Serial link technology is the basis for the physical layer, which performs the electrical signaling, in several data communication protocols, including Ethernet, Fibre Channel and Asynchronous Transfer Mode. This technology converts data into a serial stream that is transmitted sequentially at a constant rate and then reconstituted into its original form. Our high-speed serial link technology includes a number of proprietary elements designed to address the significant challenge of ensuring that the data sent to the display can be accurately recovered after it has been separated and transmitted in serial streams over three separate wires. These include proprietary over sampling techniques to reduce errors in distinguishing data from noise and parallel data recovery algorithms to recover data from the serial streams. In order to enable the display to recognize this data at the proper time and rate, our digital serial link technology uses a digital phase-locked loop combined with a unique phase detecting and tracking method in order to monitor the timing of the data. These circuit techniques allow for mostly digital implementation of a high-speed serial link that can be manufactured using standard CMOS processes. We can readily apply our high-speed serial link technology to all three types of serial transmission methods currently used in communications systems: synchronous, asynchronous, and plesiochronous. Synchronous systems, which allow data and the clock, which contains timing information, to be transmitted simultaneously, are appropriate for short-range communication links such as computer input/output devices and backplane buses. Asynchronous systems, in which only data is sent, are appropriate for mid- to long-range communication links or optical communications. Plesiochronous systems send only data, but adjust the data flow to effectively achieve the result of a synchronous transmission. These systems are appropriate for applications such as processor-to-processor links and general input/output where the sender and the receiver operate at slightly different clock frequencies. In addition to our serial link technology, we have developed substantial intellectual property in data coding technology for high-speed serial communication. Our coding technology simplifies the protocol for high-speed serial communication and allows tradeoffs made in physical implementation of the link, which in turn reduces the cost of bandwidth and simplifies the overall system design.

    HIGH-SPEED SEMICONDUCTOR EXPERTISE

    Our circuit designers are skilled in the design of high-speed, low-power and mixed-signal CMOS semiconductors. We use advanced design techniques, including low-power serializer, current mode driver and common mode canceler, to develop high-speed, highly integrated semiconductors that can be manufactured using conventional low-cost packages and can transmit and receive data using inexpensive cables and connectors. Our design methodology combines logic synthesis and full-custom mixed-signal design, allowing us to develop small, cost-effective semiconductors.

    DISPLAY SYSTEMS EXPERTISE

    Our display systems expertise ranges from display technology, driver and system design to display processing, testing and system integration. In addition to experience in existing display technologies, our active involvement within the display community contributes to our understanding of emerging display technologies.

    HIGH-SPEED APPLICATIONS EXPERTISE

    We have developed extensive expertise, at the semiconductor and system design levels, in solving problems related to designing systems using high-speed semiconductor devices such as electromagnetic compliance. Our expertise in solving electromagnetic compliance-related problems enables us to make our semiconductor products easier for our customers to design into their systems. In addition to providing semiconductor solutions, we assist our customers throughout the system design process, enabling them to reduce their time-to-market.

RESEARCH AND DEVELOPMENT

    We have assembled a core team of engineers and technologists who have extensive experience in the areas of high-speed interconnect architecture, circuit design, digital imaging and LCD panels and LCD panel electronics. As of December 31, 1999 we had 27 employees in the engineering department, including 15 with Ph.Ds.

    From our inception until 1998, our internal research and development efforts focused primarily on the development of our core PanelLink technology and our initial transmitter and receiver products and we began developing our first panel controller product. In 1998, we improved our PanelLink technology and developed new transmitter and receiver products, focusing on providing both higher speeds and improved ease of use. We also began development of our PanelLink architecture for digital displays. In 1999, we focused our internal research and development efforts on integrating our PanelLink receiver technology with additional functionality for flat panel displays and digital CRTs as well as our anticipated data storage and networking products and contributing to the development of the content protection specification.

    Our research and development efforts continue to focus on developing higher bandwidth links with different clocking methodologies to be used in various applications, including storage and networking applications. By utilizing our patented data coding technology and different clocking methodologies, we believe our high-speed link can scale with advances in semiconductor manufacturing process technology and can also simplify the system design.

    We have invested, and expect that we will continue to invest, significant funds on research and development activities. Our research and development expenses were approximately $7.2 million in 1999, $4.5 million in 1998 and $3.2 million in 1997.

SALES AND MARKETING

    We sell our products through a direct sales force and indirectly through distributors and manufacturer's representatives. As of December 31, 1999, our sales and marketing organizations included 30 employees in North America, Europe and Asia, and our network of distributors and manufacturer's representatives included eight in Asia, seven in Europe and four in North America.

    Our sales and marketing strategy is to achieve design wins with key industry leaders to help accelerate both the adoption of the DVI specification in host systems and the conversion to end-to-end digital display systems. We believe that superior field applications and engineering support are key to building long-term relationships with leading OEMs and third-party manufacturers. Sales personnel and applications engineers are dedicated to key customers to promote close communication and provide a high-level of technical support.

    Our marketing efforts focus primarily on promoting adoption of the DVI specification, working closely with other DDWG members, participating in industry trade shows and forums, entering into branding relationships to build awareness of the PanelLink brand and penetrating new markets with digital solutions such as digital CRTs and digital TVs.

MANUFACTURING

    WAFER FABRICATION

    Our semiconductor products are fabricated using standard CMOS processes, which permits us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing our manufacturing requirements, we are able to avoid the high cost of owning and operating a semiconductor wafer fabrication facility. This allows us to focus our resources on the design and marketing of our products. We currently outsource all of our wafer manufacturing to Taiwan Semiconductor Manufacturing Company, or TSMC. However, we do not have a long-term agreement with TSMC.

    Our devices are currently fabricated using both 0.5 micron, double-layer metal and 0.35 micron, triple-layer metal processes. We continuously evaluate the benefits and feasibility of migrating to a smaller geometry process technology in order to reduce costs and improve performance.

    ASSEMBLY AND TEST

    After wafer fabrication, die are assembled into packages and the finished products are tested. Our products are designed to use low-cost standard packages and to be tested with widely-available semiconductor test equipment. We outsource all of our packaging and test requirements to Anam in Korea and Advanced Semiconductor Engineering in Taiwan, Malaysia and California, and Singapore Technologies Assembly Test Services in Singapore.

    The high-speed nature of our products makes it difficult to test our products in a cost-effective manner before they are assembled. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled. Defects are not discovered until that time. Our operations personnel closely review the process control monitor information provided to us by our foundry. To ensure quality, we have firmly established guidelines for rejecting wafers that we consider unacceptable. To date, bypassing wafer probe testing has not caused us to experience higher final test failures or lower yields. However, lack of wafer probe testing could have adverse effects in case there are problems with the wafer processing.

    QUALITY ASSURANCE

    We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in-depth circuit simulation at temperature, voltage and processing extremes before being committed to silicon. We pre-qualify each of our subcontractors. This pre-qualification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. The facilities of our independent foundry and assembly and test subcontractors have achieved ISO 9000 certification.

    INTELLECTUAL PROPERTY

    Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. As of December 31, 1999, we have been issued eight United States patents. These patents expire in 2016 or later, subject to our payment of periodic maintenance fees. We have filed more than 21 additional United States patent applications. Three of these 21 applications have been allowed by the U.S. Patent and Trademark Office. We cannot assure you that any valid patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology.

We also generally control access to and distribution of our documentation and other proprietary information. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents.

    Upon our inception, we licensed serial link circuit technology from Dr. Jeong, a founder of Silicon Image and our Chief Technical Adviser. Our current license to this technology is worldwide and, except in case of bankruptcy or material breach, perpetual and irrevocable. Dr. Jeong granted rights in this technology to other companies before licensing it to Silicon Image. Dr. Jeong has agreed, however, not to grant additional rights to any third parties. Under our license, we can develop and sell products based on the serial link technology, and sublicense others to do the same. The serial link technology is a high-speed communication interconnect technology which is an important element of all of our products and enables them to efficiently transmit data in serial stream at high-speeds.

    An important part of our strategy has been to participate in the development of digital display standards, which we believe are critical to broad market acceptance of digital display technology. In June 1997, the Video Electronics Standards Association, commonly referred to as VESA, incorporated elements of our PanelLink technology into its Plug and Display Standard for notebook and flat panel displays. In 1998, we decided that broad market acceptance of our technology would require a more comprehensive standard sponsored by leading semiconductor and display manufacturers. For example, because some host system manufacturers using our products used a different connector than that specified in the VESA standard, host and display manufacturers were faced with the possibility of incompatible connector configurations, which we believe inhibited adoption of our technology by manufacturers. As a result, we worked with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu to form the DDWG.

    Our participation in the DDWG requires that we grant the right to others to use specific elements of our intellectual property in implementing the DVI specification in their products at no cost, in exchange for an identical right to use specific elements of their intellectual property for this purpose. This reciprocal free license covers the external behavior of the host and display. It does not, however, extend to the internal methods by which such behavior is created. Although the DVI specification is an open industry standard, we have developed proprietary methods of implementing the DVI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types (expressed in voltage or current levels), and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms and our circuits to reduce EMI (electromagnetic interference). We cannot be sure, however, that third parties will not develop equivalent or superior implementations of the DVI specification, or that we will succeed in protecting our intellectual property rights in our proprietary implementation. We agreed to grant rights to the adopters of the DVI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the adopters of the DVI specification from using specific elements of our intellectual property for free.

    We entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor's patents, with specific exclusions related to the grantor's current products and anticipated future products, and network devices. This cross-license agreement expires when the last licensed patent expires, subject to the right of either party to terminate the agreement earlier upon material breach by the other party, or a bankruptcy, insolvency or change of control of the other party. We believe that this cross-license strengthens our business relationship with Intel. We have forfeited, however, our ability to rely on intellectual property law to prevent Intel from using our patents to the extent of this license.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. This often results in significant, protracted litigation.

COMPETITION

    The high-speed communication, display and semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. We believe that the principal factors affecting competition in our markets are levels of product integration, adherence to industry standards, time-to-market, cost, product capabilities, system design costs, intellectual property, customer support and reputation. Our current products face competition from a number of sources including: analog solutions, DVI-compliant solutions and other digital interface solutions.

    - ANALOG SOLUTIONS. Display systems still predominantly employ an analog interface. Improvements to analog interface display solutions may slow the adoption of all-digital display systems. We compete with analog solution vendors such as Analog Devices and Genesis Microchip.

    - DVI-COMPLIANT SOLUTIONS. We believe that over time, the DVI specification may become widely adopted in the digital display industry and attract additional market entrants that will compete with us. For example, we believe that a number of providers of video graphics accelerators are currently integrating DVI-compliant transmitter technology into their products. ATI Technologies, a major provider of video graphics accelerators that improve the speed and image quality of video output from computers, and one of our significant customers in 1998, introduced a product that contains an internally developed DVI-compliant transmitter capable of supporting very high resolution. Genesis Microchip has introduced a DVI-compliant product that will compete with our PanelLink Controllers. Other companies that have announced DVI-compliant solutions include Analog Devices, Pivotal Technologies, SIS, Smart ASIC, Texas Instruments and Thine.

      We anticipate that various companies will develop DVI-compliant solutions. Entrants in this market may include companies currently shipping analog image processing solutions, such as, Pixelworks, Sage and ST Microelectronics as well as companies with other digital interface solutions such as National Semiconductor.

    - OTHER DIGITAL INTERFACE SOLUTIONS. Texas Instruments and National Semiconductor offer proprietary digital interface solutions based on LVDS, or low voltage differential signaling, technology. While LVDS technology has gained broad market acceptance in notebook PCs, few PC and display manufacturers have adopted this technology for use outside of the notebook PC market.

    The market for our panel controller products is also very competitive. Some of our panel controller products are designed to be functionally interchangeable with similar products sold by Texas Instruments, National Semiconductor and Thine.

    In the process of establishing our technology as an industry standard, and to ensure rapid adoption of the DVI specification, we have agreed to license specific elements of our intellectual property to others for free. In addition, we have licensed elements of our intellectual property to Intel and other semiconductor companies, and we may continue to do so. Competitors could use these elements of our intellectual property to compete against us. Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to large customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor and Texas Instruments, may compete against us in the future. We cannot assure you that we can compete successfully against current or potential competitors or that competition will not seriously harm our business.

EMPLOYEES

    As of December 31, 1999, we had a total of 85 employees--27 in engineering, 30 in sales and marketing, 12 in operations and 16 in finance and administration. Of these employees, four were located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel in the future, our business would be seriously harmed.

ITEM 2. PROPERTIES

    Our headquarters, including our principal administrative and marketing facilities, are located in approximately 50,000 square feet of space we have leased in Sunnyvale, California under a lease expiring July 31, 2003. We believe that with our planned increases in personnel and activities, these facilities will be adequate to meet our facility requirements through at least fiscal 2000. We also lease approximately 18,000 square feet of space in Cupertino, California under a lease expiring December 14, 2002 with a renewal option for an additional five years. We have subleased this space on conventional terms through December 14, 2002.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common shares have been traded on the Nasdaq Stock Market under the symbol "SIMG" since our initial public offering on October 6, 1999. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the Nasdaq Stock Market:

                                                                HIGH       LOW
                                                              --------   --------
1999 Calendar Year (from October 6, 1999)...................   $75.50     $23.38
Fourth Quarter (from October 6, 1999).......................   $75.50     $23.38

    As of February 29, 2000, we had approximately 221 holders of record of our common stock and a substantially greater number of beneficial owners.

    We filed a Registration Statement on Form S-1 which was declared effective by the SEC on October 5, 1999. On October 6, 1999 Silicon Image shares commenced trading and on October 12, 1999 we completed the sale of all 4,485,000 registered shares of common stock at a price of $12.00 per share in the initial public offering pursuant to the Registration Statement. The net proceeds received by us after deducting underwriting discounts and commissions of approximately $3.8 million and estimated offering expenses of approximately
$1.7 million were approximately $48 million. Immediately prior to the closing of the offering, the shares of convertible preferred stock were automatically converted into approximately 11,657,062 shares of common stock.

    None of these offering expenses were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates. On October 15, 1999 we paid the balance due under our line of credit which was $757,000. During the fourth quarter of 1999 we used approximately $900,000 of the proceeds for building improvements, furniture, computer and equipment purchases. We intend to use the balance of the proceeds from this offering primarily for general corporate purposes, including working capital and additional capital expenditures. Pending such use, we have invested such proceeds in short-term, interest-bearing, investment-grade securities.

    We have never declared of paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance future growth and do not anticipate paying cash dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in connection with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                     1999       1998       1997       1996       1995
                                                   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenue:
  Product revenue................................  $20,669    $ 7,703    $ 1,280    $    30     $   --
  Development and license revenue................      575        100      1,582      1,121         --
                                                   -------    -------    -------    -------     ------
Total revenue....................................   21,244      7,803      2,862      1,151         --
Cost and operating expenses:
  Cost of product revenue........................    7,985      4,314        851          5         --
  Research and development.......................    7,168      4,524      3,176      1,307         --
  Selling, general and administrative............    8,110      4,335      2,990      1,811        180
  Stock compensation and warrant expense.........    6,678      1,361         --         --         --
                                                   -------    -------    -------    -------     ------
Total operating expenses.........................   29,941     14,534      7,017      3,123        180
                                                   -------    -------    -------    -------     ------
Loss from operations.............................   (8,697)    (6,731)    (4,155)    (1,972)      (180)
Interest income..................................    1,250        242        171         32          3
Interest expense and other, net..................     (174)      (133)       (52)        (4)        (1)
                                                   -------    -------    -------    -------     ------
Net loss.........................................  $(7,621)   $(6,622)   $(4,036)   $(1,944)    $ (178)
                                                   =======    =======    =======    =======     ======
Net loss per share:
  Basic and diluted..............................  $ (0.75)   $ (1.39)   $ (1.14)   $ (0.98)    $(0.51)
  Weighted average shares........................   10,096      4,766      3,533      1,981        350
                                                   =======    =======    =======    =======     ======

                                                                          DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1999       1998       1997       1996       1995
                                                      --------   --------   --------   --------   --------
                                                                         (IN THOUSANDS)
Balance Sheet Data:
Cash and short-term investments.....................  $58,147    $11,497     $2,773     $2,271      $802
Working capital.....................................   55,380      8,953      1,530        846       715
Total assets........................................   67,501     14,774      4,371      3,175       926
Line of credit......................................       --        757        372         --        --
Capital lease obligations, long term................      528        300         --         10        --
Total stockholders' equity..........................   57,564      9,852      2,593      1,658       839

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

    In the third quarter of 1997, we began shipping our first generation PanelLink digital transmitter and receiver products in volume. Since that time, we have derived predominantly all of our revenue from the sale of our PanelLink products. We have introduced three new generations of transmitter and receiver products providing higher speed and increased functionality since the first generation PanelLink products. In 1999, we began shipping seven new PanelLink products including our first generation digital display controller product. Our digital display controller products integrate our receiver with digital image processing and display controller technology, providing a solution to enable intelligent displays for the mass-market.

    In October 1999 we completed an initial public offering raising approximately $48 million. We have incurred losses in each year since inception, as well as for the year ended December 31, 1999. At December 31, 1999, we had an accumulated deficit of $20.4 million.

    Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenue. Our top five customers, including distributors, accounted for 58.5%, 90.6% and 88.1% of our product revenue in the years ended December 31, 1999, 1998 and 1997, respectively. Recently, the percentage of our revenue attributable to sales to distributors has increased substantially. Much of this increase reflects revenue from design wins with new OEMs which rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.

    In addition, a significant portion of our products are sold overseas. Sales to customers in Asia, including distributors, accounted for 85.0%, 69.1% and 91.0% of product revenue in the years ended December 31, 1999, 1998 and 1997, respectively. Although the percentage of our revenues derived from some countries, such as Canada, Korea and Taiwan, has varied significantly from period to period, this is largely due to design wins with specific customers that incorporate our products into systems that are sold worldwide. Accordingly, the variability in our sales in these countries is not necessarily indicative of any geographic trends. Since many manufacturers of flat panel displays and personal computers are located in Asia, we expect that a majority of our product revenues will continue to be represented by sales to customers in that region. In addition, we have recently increased our selling efforts in Japan. All revenue to date has been denominated in U.S. dollars.

    We will incur substantial stock compensation expense in future periods which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. With respect to stock options granted to employees, such charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized under the accelerated method over the option vesting period. At December 31, 1999, the amount of employee unearned compensation was $6.0 million which will be amortized in future periods. The charge related to options granted to consultants is calculated at the end of each reporting period based upon the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period can fluctuate depending on our stock price and volatility.

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

ANNUAL RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Statement of Operations Data:
Revenue:
  Product revenue..........................................    97.3 %      98.7 %       44.7 %
  Development and license revenue..........................     2.7         1.3         55.3
                                                              -----       -----       ------
Total revenue..............................................   100.0       100.0        100.0
Cost and operating expenses:
  Cost of product revenue..................................    37.6        55.3         29.7
  Research and development.................................    33.7        58.0        111.0
  Selling, general and administrative......................    38.2        55.6        104.5
  Stock compensation and warrant expense...................    31.4        17.4          0.0
                                                              -----       -----       ------
Total operating expenses...................................   140.9       186.3        245.2
                                                              -----       -----       ------
Loss from operations.......................................   (40.9)      (86.3)      (145.2)
Interest income............................................     5.9         3.1          6.0
Interest expense and other, net............................    (0.9)       (1.7)        (1.8)
                                                              -----       -----       ------
Net loss...................................................   (35.9)%     (84.9)%     (141.0)%
                                                              =====       =====       ======

    PRODUCT REVENUE. Product revenue increased 168% to $20.7 million for the year ended December 31, 1999 from $7.7 million for the year ended December 31, 1998. The increase in product revenue from 1998 to 1999 was derived primarily from significantly higher unit shipments of display system products, driven by increased market acceptance of digital-ready displays as well as increased unit shipments of host system products. The increase in unit shipments resulted primarily from new design wins with new customers in Japan as demand for flat panel displays was particularly strong.

    Product revenue increased 502% to $7.7 million for the year ended
December 31, 1998 from $1.3 million for the year ended December 31, 1997. In April 1997, we began shipping our initial PanelLink host and display system products. Product revenue increased from 1997 to 1998 primarily as a result of significantly higher unit shipments of host system products. The increase was primarily due to sales to Mitac and ATI. These manufacturers are significant suppliers to Compaq, with whom we had a major design win for our transmitter in 1998.

    DEVELOPMENT AND LICENSE REVENUE. Development and license revenue increased to $575,000 for the year ended December 31, 1999 from $100,000 for the year ended December 31, 1998. In the first quarter of 1999, we recognized $550,000 of development revenue, which represented amounts previously recorded as deferred revenue under a contract for the development of display technology. The contract was terminated during the first quarter of 1999 when the other party, a Korean corporation, decided to reduce its research and development expenses.

    Development and license revenues decreased from $1.6 million for the year ended December 31, 1997 to $100,000 for the year ended December 31, 1998. Development and license revenue in 1997 was primarily derived from two significant development contracts entered into in 1996. We also derived revenue from license fees paid during 1997 for licenses of our high-speed digital interconnect technology. We do not expect development and license revenue to represent a material portion of total revenue in the future.

    COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs of manufacturing, assembling and testing of our semiconductor devices and our related overhead costs. Product gross margin (product revenue minus cost of product revenue, as a percentage of product revenue) increased to 61.4% for the year ended December 31, 1999 from 44.0% for the year ended December 31, 1998 and from 33.5% for the year ended December 31, 1997. The increase in product gross margin was due to higher average selling prices and lower unit product costs. The increase in average selling prices was due to an increase in sales of higher-speed products, an increase in sales to customers that were not eligible for volume discounts and an increase in sales of our higher-priced display system products. The reduction in product costs was primarily the result of more efficient designs and lower manufacturing costs. We anticipate that our product gross margin may decrease from current levels in future periods as a result of increased competition in our markets.

    In 1999, cost of product revenue decreased as a percentage of total revenue compared to 1998 primarily due to an increase in our development and license revenue as a percentage of total revenue. Cost of product revenue increased as a percentage of total revenue from 1997 to 1998 primarily due to a decrease in our development and license revenue as a percentage of total revenue.

    RESEARCH AND DEVELOPMENT. R&D consists primarily of compensation and associated costs relating to development personnel, consultants and prototypes. R&D was $7.2 million or 33.7% of total revenue for the year ended December 31, 1999, $4.5 million or 58.0% of total revenue for the year ended December 31, 1998 and $3.2 million or 111.0% of total revenue for the year ended
December 31, 1997. The increase in absolute dollars was primarily due to the hiring of additional development personnel and outside consultants and an increase in expenses related to integrating our display receiver technology with additional functionality for flat panel displays and digital CRTs as well as development of technology related to data storage and networking applications. Our research and development staff increased to 27 at December 31, 1999 from 17 at December 31, 1998 and from 12 at December 31, 1997. We expect that R&D will continue to increase in absolute dollars in the future.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A consists primarily of employee salaries, sales commissions, marketing and promotional expenses. SG&A was $8.1 million or 38.2% of total revenue for the year ended December 31, 1999, $4.3 million or 55.6% of total revenue for the year ended December 31, 1998 and $3.0 million or 104.5% of total revenue for the year ended December 31, 1997.

SG&A increased in absolute dollars due primarily to the hiring of additional personnel and expanded sales and marketing activities related to the further broadening of our customer and product base in 1998 and 1999 and increased sales commissions due to increased revenue. Our sales and marketing staff increased to 30 at December 31, 1999 from 16 at December 31, 1998 and from 11 at
December 31, 1997. We expect that SG&A will continue to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur costs associated with being a public company.

    STOCK COMPENSATION AND WARRANT EXPENSE. Stock compensation and warrant expense was $6.7 million or 31.4% of total revenue for the year ended
December 31, 1999 and $1.4 million or 17.4% of total revenue for the year ended December 31, 1998. A substantial portion of the increase was due to the amortization of unearned compensation related to the vesting of employee stock options and additional amounts related to the achievement of a milestone on a warrant issued to Intel.

    INTEREST INCOME. Interest income increased to $1.3 million for the year ended December 31, 1999 from $242,000 for the year ended December 31, 1998 and from $171,000 for the year ended December 31, 1997. This increase was principally due to higher average cash balances resulting from the net proceeds of the sale of convertible preferred stock in the third quarter of 1998 and from the proceeds of our initial public offering in the fourth quarter of 1999.

    INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net increased to $174,000 in the year ended December 31, 1999 from $133,000 for the year ended December 31, 1998 and from $52,000 for the year ended December 31, 1997. This increase was the result of an increase in the average outstanding debt and an increase in capital lease obligations.

    PROVISION FOR INCOME TAXES. We have not recorded a provision for federal or state income taxes through December 31, 1999 since we have experienced net tax losses since inception. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not likely.

    At December 31, 1999 we had net operating loss carry-forwards for federal and state tax purposes. For federal tax purposes our net operating loss carry-forwards were approximately $7.8 million and our state tax carry-forwards were $2.8 million. These federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates into fiscal 2019. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. Due to a cumulative ownership change, our federal net operating losses have been limited to approximately $15 million of federal net operating losses that we may utilize in any one year.

LIQUIDITY AND CAPITAL RESOURCES

    In October 1999, we completed the sale of 4,485,000 shares of our common stock at a price of $12.00 per share in our initial public offering with net proceeds of approximately $48.3 million.

    Since our inception, we have financed operations through a combination of our initial public offering, private sales of convertible preferred stock, lines of credit and capital lease financing. At December 31, 1999, we had $55.4 million in working capital and $58.1 million in cash, cash equivalents and short-term investments.

    Operating activities used cash in the amount of $491,000 during the year ended December 31, 1999 compared to a use of cash in the amount of $3.7 million for the year ended December 31, 1998 and a use of cash for the year ended December 31, 1997 of $4.5 million. The decrease in use of cash from 1998 to 1999 was primarily the result of a decrease in our net loss before stock compensation and warrant expense. The decrease in use of cash was also due to an increase in deferred margin on sales to distributors and an increase in accounts payable partially offset by an increase in accounts receivable and an increase in prepaid expenses and other current assets. The deferred margin on sales to distributors increased as a result of an overall increase in the amount of shipments to distributors. Our policy is to defer recognition of revenue on sales to distributors until we estimate that the products are sold by the distributor to the end customer. Accounts payable increased $1.6 million as a result of an overall increase in our operating expenses and inventory levels, due to the growth of our business as well as the timing of our disbursements within each period. Accounts receivable increased $3.0 million due to an increase in revenues. Prepaid expenses and other assets increased primarily due to interest receivable on the investment of funds received in our initial public offering. The decrease in use of cash used in operating activities from 1997 to 1998 was primarily due to an increase in accrued liabilities due to the significant growth in our business during that period.

    We used cash in our investing activities in the amount of $24.3 million in 1999, $1.7 million in 1998 and $300,000 in 1997. In 1999 the most significant use of cash was the investment of our initial public offering proceeds in short-term investments in the amount of $29.4 million which was partially offset by sales of the same investments in the amount of $6.3 million. In 1998 the use of cash in investing activities was comprised of purchase of short-term investments and purchase of property and equipment.

    Net cash provided by financing activities was $48.3 million in 1999, $12.8 million in 1998 and $5.3 million in 1997. Primarily all of the cash generated from financing activities in 1999 was due to the proceeds of our initial public offering. In 1998 and 1997 substantially all of the cash from financing activities was attributable to proceeds from the issuance of convertible preferred stock as well as borrowings on a line of credit.

    In December 1998, we entered into a line of credit agreement which provides for borrowings of up to $4.0 million based on and secured by eligible accounts receivable. Borrowings accrue interest at the bank's rate plus 0.25%, which equaled 8.75% at December 31, 1999. In October 1999 the balance due under this line of credit was repaid in full. We may not renew this line of credit when it expires in April 2000. In February 1999, we entered into a $2.5 million capital lease line that allows for the leasing of equipment and software over 33 to 42 month terms. The stated interest rate under this lease line is 8.0%. The lease line expires in October 2000. On December 31, 1999, we were in compliance with all lease line covenants and we had borrowed $841,000 under this lease line.

    We lease equipment and software under short-term and long-term leases with terms ranging from 12 to 42 months. We intend to exercise purchase options at the end of the lease terms for a minimal cost. We also plan to spend up to approximately $3.5 million during the next 12 months for test equipment, potential tenant improvements and additional furniture, equipment and software. We lease our facility under a noncancelable operating lease which provides for average monthly rental payments of approximately $135,000 and expires in July 2003. The lease is secured by a certificate of deposit in the amount of $733,000 which will be decreased by $150,000 per year over the next three years. We also lease some additional office space under a lease expiring in December 2002 with a renewal option for an additional five years. We have subleased this space on terms adequate to cover our obligations on this facility through December 14, 2002.

    We believe that our existing cash balances will be sufficient to meet our capital requirements for at least the next 12 months. After this period, capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent existing resources and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or our stockholders.

FACTORS AFFECTING FUTURE RESULTS

    You should carefully consider the following factors, together with all of the other information contained or incorporated by reference in this report, before you decide to purchase or trade shares of our common stock. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE
  PROSPECTS.

    We were founded in 1995 and have a limited operating history, which makes an evaluation of our future prospects difficult. In addition, the revenue and income potential of our business and the digital display market are unproven. We began volume shipments of our first products in the third quarter of 1997. The Digital Visual Interface specification, which is based upon technology developed by us and used in many of our products, was first published in April 1999. Accordingly, we face risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our business would be seriously harmed.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

    We incurred net losses of $4.0 million in 1997, $6.6 million in 1998 and $7.6 million in 1999, and we expect to continue to incur operating losses. As of December 31, 1999, we had an accumulated deficit of approximately
$20.4 million. In the future, we expect research and development expenses and selling, general and administrative expenses to increase. We will also incur substantial non-cash charges relating to the amortization of unearned compensation and issuances of warrants. Although our revenues have increased in recent quarters, they may not continue to increase, and we may not achieve and subsequently sustain profitability.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE DUE TO FACTORS RELATED TO OUR INDUSTRY, THE MARKETS FOR OUR PRODUCTS AND HOW WE MANAGE OUR BUSINESS.

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

    Our quarterly operating results are also likely to vary based on a number of factors related to how we manage our business. Any of these factors could cause our stock price to fluctuate. These factors include:

    - our ability to manage product transitions;

    - the mix of the products we sell and the distribution channels through which they are sold; and

    - the availability of production capacity at the semiconductor foundries that manufacture our products.

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

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON THE WIDESPREAD ADOPTION AND USE OF THE DVI SPECIFICATION.

    Our business strategy is based upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between host systems and digital displays. We have faced challenges related to the acceptance of our products due to the incompatible technologies used by many host and display manufacturers. We cannot predict whether or at what rate the DVI specification will be adopted by manufacturers of host systems and displays. To date, very few complete DVI-compliant systems that include both a host system and a display have been shipped. Adoption of the DVI specification may be affected by the availability of DVI-compliant transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge, which could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification which use other interface technologies, such as LVDS. LVDS is a technology that is used in high-speed data transmission, primarily for notebook PCs. Any delay in the widespread adoption of the DVI specification would seriously harm our business.

OUR SUCCESS IS DEPENDENT ON INCREASING SALES OF OUR RECEIVER AND DISPLAY CONTROLLER PRODUCTS, WHICH DEPENDS ON HOST SYSTEM MANUFACTURERS INCLUDING DVI-COMPLIANT TRANSMITTERS IN THEIR SYSTEMS.

    Our success depends on increasing sales of our receiver and display controller products to display manufacturers. In 1999, approximately 55% of our product revenues resulted from the sale of transmitter products to manufacturers of host systems. To increase sales of our receiver and display controller products, we need manufacturers of host systems to incorporate DVI-compliant transmitters into their systems, making these systems digital-ready. Unless host systems are digital-ready, they will not operate with digital displays. If we are unable to increase revenues from receivers and display controllers, we would remain dependent on the market for transmitters, which we expect to become particularly competitive. This would seriously harm our business.

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

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON AN INCREASE IN THE SUPPLY OF DIGITAL DISPLAYS AND A CORRESPONDING DECREASE IN THEIR PRICE.

    In order for the market for many of our products to grow, digital displays must be widely available and affordable to consumers. Currently, there is a limited supply of digital displays, such as flat panels, and increasing the supply of flat panels is a costly and lengthy process requiring significant capital investment. Accordingly, we do not expect the current shortage of flat panels or their high prices to change in the near term. In the past, the supply of flat panels has been cyclical. We expect this pattern to continue. Under capacity in the flat panel market may limit our ability to increase our revenues.

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

    Our participation in the Digital Display Working Group requires us to license some of our intellectual property for free, which may make it easier for others to complete with us.

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

OUR RELATIONSHIP WITH INTEL DOES NOT GUARANTEE THAT INTEL WILL COOPERATE WITH US IN THE FUTURE.

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

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES.

    Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. For the year ended December 31, 1998, sales of transmitter products to Mitac, a third party manufacturer, accounted for 54% of our total revenues, and ATI Technologies, a leading graphics board manufacturer, accounted for 12% of our total revenues. These manufacturers are significant suppliers to Compaq, who decided in 1998 to design our transmitters into some of its desktop personal computer models. In 1999, Compaq reduced the number of its product models that included our transmitters as a standard part. As a result, for the year ended December 31, 1999, sales to each of Mitac and ATI Technologies decreased to less than 10% of our total revenues. Also during the year ended December 31, 1999 sales to Kanematsu, a Japanese distributor, accounted for 17% of our total revenues, Microtek, a Japanese distributor, accounted for 11% of our total revenues and World Peace, a Taiwanese distributor, accounted for 16% of our total revenues. As a result of customer concentration any of the following factors could seriously harm our business:

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

OUR INCREASING DEPENDENCE ON SELLING THROUGH DISTRIBUTORS INCREASES THE RISKS AND COMPLEXITY OF OUR BUSINESS.

    Product revenues attributable to distributors have increased to 61% for the year ended December 31, 1999 from 12% for the year ended December 31, 1998. Much of this increase reflects design wins with new OEMs that rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, INCREASED LOSSES AND REDUCED MARKET SHARE.

    The high-speed communication, display and semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current products face competition from a number of sources including analog solutions, DVI-compliant solutions and other digital interface solutions. We expect competition in our market to increase. For example, Genesis Microchip has introduced a DVI-compliant product that will compete with our PanelLink Controllers. Other companies that have announced DVI-compliant solutions include Analog Devices, Pivotal Technologies, SIS, Smart ASIC, Texas Instruments and Thine.

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

OUR SUCCESS DEPENDS ON THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS, WHICH WE MAY NOT BE ABLE TO DO IN A TIMELY MANNER BECAUSE THE PROCESS OF DEVELOPING HIGH-SPEED SEMICONDUCTOR PRODUCTS IS COMPLEX AND COSTLY.

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

WE DEPEND ON A THIRD-PARTY WAFER FOUNDRY TO MANUFACTURE NEARLY ALL OR OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE MANUFACTURING PROCESS.

    We do not own or operate a semiconductor fabrication facility. We rely on Taiwan Semiconductor Manufacturing Company, an outside foundry, to produce all of our semiconductor products. Our reliance on independent foundries involves a number of significant risks, including:

    - reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

    - lack of guaranteed production capacity or product supply; and

    - lack of availability of, or delayed access to, next-generation or key process technologies.

    We do not have a long-term supply agreement with Taiwan Semiconductor Manufacturing Company, and instead obtain manufacturing services on a purchase order basis. This foundry has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of this foundry and it may reallocate capacity to other customers even during periods of high demand for our products. If this foundry were to become unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. This qualification process may also require significant effort by our customers. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts to secure access to manufacturing services.

    We may qualify additional foundries in the future. If we do not qualify additional foundries, we may be exposed to increased risk of capacity shortages due to our nearly complete dependence on Taiwan Semiconductor Manufacturing Company.

WE DEPEND ON THIRD-PARTY SUBCONTRACTORS FOR ASSEMBLY AND TEST, WHICH REDUCES OUR CONTROL OVER THE ASSEMBLY AND TEST PROCESSES.

    Our semiconductor products are assembled and tested by several independent subcontractors: Anam in Korea and Advanced Semiconductor Engineering in Taiwan, Malaysia and California, and Singapore Technologies Assembly Test Services in Singapore. We do not have long-term agreements with either of these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and result unforeseen operations problems.

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

    We only test our products after they are assembled, as their high-speed nature makes earlier testing difficult and expensive. As a result, defects are not discovered until after assembly. This could result in a substantial number of defective products being assembled and tested, lowering our yields and increasing our costs. To date, bypassing wafer probe testing has not caused us to experience higher final test failures or lower yields. However, lack of wafer probe testing could have adverse effects in case there are problems with the wafer processing.

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

WE EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE
  NUMEROUS RISKS

    Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we expect to address this need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

    - We may experience difficulty in assimilating the acquired operations and employees;

    - We may be unable to retain the key employees of the acquired operation;

    - The acquisition may disrupt our ongoing business;

    - We may not be able to incorporate successfully the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures; and

    - We may lack the experience to enter into new markets, products or technologies.

    Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our future acquisitions, if any, will be successful and will not adversely affect our business, operating results or financial condition. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL TO BE SUCCESSFUL, AND COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE IN OUR MARKET.

    Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. We do not have key person life insurance on any of our key personnel. Although we have a severance agreement with our Chief Executive Officer, we have employment agreements with our Executive Vice President of Marketing and Business Development, our Vice President of Finance and Administration and our Vice President of Worldwide Sales and customarily enter into employment offer letters with our new hires, none of such agreements obligates the employee to continue working for us. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location in the Silicon Valley area in California due to a number of factors, including the high concentration of established and emerging growth technology companies. This competition makes it difficult to retain our key personnel and to recruit new highly-qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our business could be seriously harmed.

WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS BECAUSE A MAJORITY OF OUR PRODUCTS AND OUR CUSTOMERS' PRODUCTS ARE MANUFACTURED AND SOLD OUTSIDE OF THE UNITED STATES.

    A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States. Many of our customers are the manufacturers or suppliers for OEMs who have designed in our products. Many of these manufacturers and suppliers are located outside of the United States, primarily concentrated in Japan, Korea and Taiwan. Sales outside of the United States accounted for 92% of our revenues for 1999 and 95% of our revenues for 1998. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

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

WE ARE GROWING RAPIDLY, WHICH STRAINS OUR MANAGEMENT AND RESOURCES.

    We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. We have grown from 50 employees on January 1, 1999 to 85 employees on January 1, 2000. To manage our growth effectively, we must:

    - implement and improve operational and financial systems;

    - train and manage our employee base; and

    - attract and retain qualified personnel with relevant experience.

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

OUR THIRD-PARTY WAFER FOUNDRIES, THIRD-PARTY ASSEMBLY AND TEST SUBCONTRACTORS AND SIGNIFICANT CUSTOMERS ARE LOCATED IN AN AREA SUSCEPTIBLE TO EARTHQUAKES.

    Taiwan Semiconductor Manufacturing Company, the outside foundry that produces all of our semiconductor products, and Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes may result in shortages in water or electricity or transportation which could limit the production capacity of our outside foundries and ASE's ability to provide assembly and test services. Any reduction in the production capacity of our outside foundries or the ability of ASE to provide assembly and test services could cause delays or shortages in our product supply, which would seriously harm our business.

    Customers located in Taiwan were responsible for 35% of our product revenue for the year ended December 31, 1999 and 57% of our product revenue for the year ended December 31, 1998. If the facilities or equipment of these customers have been damaged as a result of prior earthquakes or are damaged by future earthquakes, they could reduce their purchases of our products, which would seriously harm our business. In addition, the operations of suppliers to our outside foundries, ASE and our Taiwanese customers could have been disrupted by the recent earthquake and could be disrupted by future earthquakes. These disruptions could disrupt the operations of our outside foundries, ASE and our Taiwanese customers, which could in turn seriously harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

    As of February 29, 2000, the executive officers, directors and other principal stockholders beneficially own or control, directly or indirectly approximately 39% of the outstanding shares of common stock. As a result, if these persons act together, they will significantly influence, and will likely control, the election of our directors and approval or disapproval of our significant corporate actions. This influence over our affairs might be adverse to the interests of other stockholders. In addition, the voting power of these stockholders could have the effect of delaying or preventing a change in control of Silicon Image.

THE PRICE OF OUR STOCK FLUCTUATES SUBSTANTIALLY AND MAY CONTINUE TO DO SO.

    The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

    Due to these factors, the price of our stock may decline and the value of your investment would be reduced. Since inception through February 29, 2000 our common stock has fluctuated as much as $28 in one day and as much as 40% from the prior day's closing price. In addition, the stock market experiences volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

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

    Of the 25,742,873 shares of our common stock outstanding on December 31, 1999, the 4,485,000 shares sold in our initial public offering on October 6, 1999 are freely tradable. Approximately 7.9 million of the remaining shares were released from underwriters' lock-up restrictions during the period from February 1, 2000 through March 7, 2000. The balance of the shares are subject to lock-up agreements prohibiting their disposition until April 3, 2000. Sales of a substantial number of these shares in the public market after the lock-up period ends could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

    As of December 31, 1999, our cash included money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

    FOREIGN CURRENCY EXCHANGE RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Supplemental Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item, which will be set forth under the captions "Proposal No. 1 Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in Silicon Image's Proxy Statement for its 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item, which will be set forth under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in Silicon Image's Proxy Statement for its 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item, which will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Silicon Image's Proxy Statement for its 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item, which will be set forth under the caption "Certain Relationships and Related Transactions" in Silicon Image's Proxy Statement for its 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Form:

       1.  Financial Statements:

           Report of Independent Accountants
           Balance Sheets at December 31, 1999 and December 31, 1998
           Statements of Operations for the three years ended December 31, 1999 Statements of Stockholders' Equity for the three years ended December 31, 1999
           Statements of Cash Flows for the three years ended December 31, 1999 Notes to Financial Statements

       2.  Financial Statement Schedules.

           Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

       3.  Exhibits.

           The exhibits listed in the Index to Exhibits Filed Together with this Annual Report are filed as a part of this Report on Form 10-K.

    (b) Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Silicon Image, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Silicon Image, Inc., at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
January 27, 2000

                              SILICON IMAGE, INC.

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 33,648   $ 10,096
  Short-term investments....................................    24,499      1,401
  Accounts receivable.......................................     4,553      1,518
  Inventory.................................................       765        301
  Prepaid expenses and other current assets.................     1,324        259
                                                              --------   --------
  Total current assets......................................    64,789     13,575
  Property and equipment....................................     1,809      1,125
  Other assets..............................................       903         74
                                                              --------   --------
    Total assets............................................  $ 67,501   $ 14,774
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit............................................  $     --   $    757
  Accounts payable..........................................     2,491        882
  Accrued liabilities.......................................     3,277      2,275
  Capital lease obligations, current........................       498        218
  Deferred margin on sales to distributors..................     3,143        490
                                                              --------   --------
    Total current liabilities...............................     9,409      4,622
Capital lease obligations, long-term........................       528        300
                                                              --------   --------
Total liabilities...........................................     9,937      4,922
                                                              --------   --------

Commitments and contingencies (Notes 5, 6 and 7)

Stockholders' Equity:
  Convertible preferred stock, $0.001 par value; 5,000,000
    and 10,065,000 shares authorized; none and 9,560,000
    shares issued and outstanding...........................        --         10
  Common stock, par value $0.001; 75,000,000 and 21,500,000
    shares authorized; 25,743,000 and 6,786,000 shares
    issued and outstanding..................................        26          7
  Additional paid-in capital................................    85,415     24,960
  Notes receivable from stockholders........................    (1,455)       (96)
  Unearned compensation.....................................    (6,021)    (2,249)
  Accumulated deficit.......................................   (20,401)   (12,780)
                                                              --------   --------
    Total stockholders' equity..............................    57,564      9,852
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $ 67,501   $ 14,774
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                              SILICON IMAGE, INC.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  Product revenue...........................................  $20,669    $ 7,703    $ 1,280
  Development and license revenue...........................      575        100      1,582
                                                              -------    -------    -------
Total revenue...............................................   21,244      7,803      2,862
Cost and operating expenses:
  Cost of product revenue...................................    7,985      4,314        851
  Research and development..................................    7,168      4,524      3,176
  Selling, general and administrative.......................    8,110      4,335      2,990
  Stock compensation and warrant expense....................    6,678      1,361         --
                                                              -------    -------    -------
Total operating expenses....................................   29,941     14,534      7,017
                                                              -------    -------    -------
Loss from operations........................................   (8,697)    (6,731)    (4,155)
Interest income.............................................    1,250        242        171
Interest expense and other, net.............................     (174)      (133)       (52)
                                                              -------    -------    -------
Net loss....................................................  $(7,621)   $(6,622)   $(4,036)
                                                              =======    =======    =======
Net loss per share:
  Basic and diluted.........................................  $ (0.75)   $ (1.39)   $ (1.14)
                                                              =======    =======    =======
  Weighted average shares...................................   10,096      4,766      3,533
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                              SILICON IMAGE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                   CONVERTIBLE                                             NOTES
                                 PREFERRED STOCK        COMMON STOCK       ADDITIONAL    RECEIVABLE
                               -------------------   -------------------    PAID-IN         FROM         UNEARNED      ACCUMULATED
                                SHARE      AMOUNT     SHARES     AMOUNT     CAPITAL     STOCKHOLDERS   COMPENSATION      DEFICIT
                               --------   --------   --------   --------   ----------   ------------   -------------   ------------
Balance at December 31,
  1996.......................    1,965      $  2       5,661      $ 6       $ 3,782       $   (10)        $    --        $ (2,122)
Issuance of Series C
  Convertible Preferred Stock
  in June 1997, net of
  issuance costs.............    4,000         4          --       --         4,957            --              --              --
Repayment of note
  receivable.................       --        --          --       --            --            10              --              --
Net loss.....................       --        --          --       --            --            --              --          (4,036)
                                ------      ----      ------      ---       -------       -------         -------        --------
Balance at December 31,
  1997.......................    5,965         6       5,661        6         8,739            --              --          (6,158)
Issuance of Series D
  Convertible Preferred Stock
  in September 1998, net of
  issuance costs.............    3,595         4          --       --        12,452            --              --              --
Common stock issued for cash
  and notes..................       --        --       1,125        1           159           (96)             --              --
Unearned compensation........       --        --          --       --         2,972            --          (2,972)             --
Amortization of unearned
  compensation...............       --        --          --       --            --            --             723              --
Expense on options to
  consultants................       --        --          --       --           292            --              --              --
Expense on warrants
  (Note 7)...................       --        --          --       --           346            --              --              --
Net loss.....................       --        --          --       --            --            --              --          (6,622)
                                ------      ----      ------      ---       -------       -------         -------        --------
Balance at December 31,
  1998.......................    9,560        10       6,786        7        24,960           (96)         (2,249)        (12,780)
Common stock issued for cash
  and notes..................       --        --       2,815        3         1,720        (1,385)             --              --
Repayment of note
  receivable.................       --        --          --       --            --            26              --              --
Proceeds from initial public
  offering, net of issuance
  costs......................       --        --       4,485        4        48,287            --              --              --
Conversion of Convertible
  Preferred Stock upon
  completion of initial
  public offering............   (9,560)      (10)     11,657       12            (2)           --              --              --
Unearned compensation........       --        --          --       --         9,116            --          (9,116)             --
Amortization of unearned
  compensation...............       --        --          --       --            --            --           5,344              --
Expense on options to
  consultants................       --        --          --       --           739            --              --              --
Expense on warrants
  (Note 7)...................       --        --          --       --           595            --              --              --
Net loss.....................       --        --          --       --            --            --              --          (7,621)
                                ------      ----      ------      ---       -------       -------         -------        --------
Balance at December 31,
  1999.......................       --      $ --      25,743      $26       $85,415       $(1,455)        $(6,021)       $(20,401)
                                ======      ====      ======      ===       =======       =======         =======        ========


                                TOTAL
                               --------
Balance at December 31,
  1996.......................  $ 1,658
Issuance of Series C
  Convertible Preferred Stock
  in June 1997, net of
  issuance costs.............    4,961
Repayment of note
  receivable.................       10
Net loss.....................   (4,036)
                               -------
Balance at December 31,
  1997.......................    2,593
Issuance of Series D
  Convertible Preferred Stock
  in September 1998, net of
  issuance costs.............   12,456
Common stock issued for cash
  and notes..................       64
Unearned compensation........       --
Amortization of unearned
  compensation...............      723
Expense on options to
  consultants................      292
Expense on warrants
  (Note 7)...................      346
Net loss.....................   (6,622)
                               -------
Balance at December 31,
  1998.......................    9,852
Common stock issued for cash
  and notes..................      338
Repayment of note
  receivable.................       26
Proceeds from initial public
  offering, net of issuance
  costs......................   48,291
Conversion of Convertible
  Preferred Stock upon
  completion of initial
  public offering............       --
Unearned compensation........       --
Amortization of unearned
  compensation...............    5,344
Expense on options to
  consultants................      739
Expense on warrants
  (Note 7)...................      595
Net loss.....................   (7,621)
                               -------
Balance at December 31,
  1999.......................  $57,564
                               =======

   The accompanying notes are an integral part of these financial statements.

                              SILICON IMAGE, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (7,621)  $(6,622)   $(4,036)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................       581       649        312
    Stock compensation and warrant expense..................     6,678     1,361         --
    Change in assets and liabilities:
      Accounts receivable...................................    (3,035)   (1,231)      (287)
      Inventory.............................................      (464)     (172)      (103)
      Prepaid expenses and other assets.....................    (1,894)       56       (288)
      Accounts payable......................................     1,609       256        187
      Accrued liabilities...................................     1,002     1,512       (267)
      Deferred margin on sales to distributors..............     2,653       490         --
                                                              --------   -------    -------
        Net cash used in operating activities...............      (491)   (3,701)    (4,482)
                                                              --------   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments........................   (29,420)   (1,401)        --
  Proceeds from sale of short-term investments..............     6,322        --         --
  Purchase of property and equipment........................    (1,204)     (340)      (300)
                                                              --------   -------    -------
        Net cash used in investing activities...............   (24,302)   (1,741)      (300)
                                                              --------   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations...........      (342)     (140)       (59)
  Proceeds from financing of property and equipment.........       789        --         --
  Proceeds from initial public offering.....................    48,291        --         --
  Borrowings on line of credit, net.........................      (757)      385        372
  Proceeds from issuance of convertible preferred stock, net
    of issuance costs.......................................        --    12,456      4,961
  Proceeds from issuance of common stock....................       338        64         --
  Repayment of note receivable..............................        26        --         10
                                                              --------   -------    -------
        Net cash provided by financing activities...........    48,345    12,765      5,284
                                                              --------   -------    -------
Net increase in cash and cash equivalents...................    23,552     7,323        502
Cash and cash equivalents at the beginning of the period....    10,096     2,773      2,271
                                                              --------   -------    -------
Cash and cash equivalents at the end of the period..........  $ 33,648   $10,096    $ 2,773
                                                              ========   =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Acquisition of software and equipment under capital
    lease...................................................  $     61   $   641    $    28
                                                              ========   =======    =======
  Issuance of common stock in exchange for notes
    receivable..............................................  $  1,385   $    96    $    --
                                                              ========   =======    =======
  Cash paid for interest....................................  $    168   $   128    $     6
                                                              ========   =======    =======

   The accompanying notes are an integral part of these financial statements.

                              SILICON IMAGE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

    Silicon Image, Inc. (the "Company") was incorporated in California in January 1995 and reincorporated in Delaware in September 1999. The Company designs, develops and markets semiconductor solutions for applications that require cost-effective, high-bandwidth, integrated solutions for high-speed data communications. The Company is initially focusing its technology on the local interconnect between host systems, such as PCs, set-top boxes and DVD players, and digital displays, such as flat panel displays, CRTs and TVs. The Company's current products enable host systems to transmit digital data and allows displays to receive and manipulate digital video data.

BASIS OF PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain items previously reported in specific financial statement captions have been reclassified to conform with the current year presentation.

REVENUE RECOGNITION

    The Company recognizes revenue from product sales to direct customers upon shipment. Reserves for sales returns and allowances are recorded at the time of shipment. The Company's sales to distributors are made under agreements allowing for returns or credits under certain circumstances and the Company defers recognition of revenue on sales to distributors until the Company estimates products are resold by the distributor to the end-user. These estimates are based upon reports from these distributors and the Company's analysis of these distributor reports as well as other information obtained by the Company.

    Development and license revenues are recognized as milestones are met or as license fees are earned.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid debt instruments having a maturity of three months or less on the date of purchase to be cash equivalents. At December 31, 1999 and 1998, approximately $26,514,000 and $7,546,000 of commercial paper, $1,508,000 and $1,319,000 of money market funds and $6,100,000 and $0 of market auction preferred securities are included in cash and cash equivalents, respectively, the fair value of which approximated cost. At December 31, 1999 and 1998, short-term investments are comprised of $14,646,000 and $1,401,000 of commercial paper and $9,853,000 and $0 of corporate notes and bonds. Short-term investments are held as securities available for sale in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at amortized cost as of the balance sheet date which approximates fair market value.

                              SILICON IMAGE, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments, short-term investments and accounts receivable. The Company may place its short-term investments in a variety of financial instruments and, by policy, limits the amount of credit exposure through diversification and by restricting its investments to highly liquid securities.

    The Company performs ongoing credit evaluations of its customers' financial condition and may require collateral such as letters of credit, whenever deemed necessary. In 1999, three customers accounted for 17%, 16% and 11% of product revenue. At December 31, 1999, three customers accounted for 26%, 18% and 11% of gross accounts receivable. In 1998, two customers accounted for 54% and 12% of product revenue. At December 31, 1998, the same two customers accounted for 65% and 12% of gross accounts receivable, respectively. In 1997, two customers accounted for 56% and 19% of product revenue.

INVENTORY

    Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Assets held under capital leases are amortized using the straight-line method over the shorter of the lease term or the estimated useful life, which range from three to five years.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to operations as incurred.

STOCK BASED COMPENSATION

    The Company accounts for stock based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Expense associated with stock based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board ("FASB") Interpretation No. 28.

COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components and is effective for periods beginning after December 15, 1997. The Company's comprehensive income approximated net income for all periods presented.

                              SILICON IMAGE, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) LONG-LIVED ASSETS

    The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the asset net book value. No such impairment losses have been identified by the Company.

NET LOSS PER SHARE

    The Company reports both basic net loss per share, which is based on the weighted average number of common shares outstanding excluding contingently issuable or returnable shares, and diluted net loss per share, which is based on the weighted average number of common shares outstanding and dilutive potential common shares outstanding.

    The following tables set forth the computation of basic and diluted net loss per share of common stock:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Numerator (in thousands):
  Net loss.......................................  $(7,621)   $(6,622)   $(4,036)

Denominator (in thousands):
  Weighted average shares........................   12,612      6,029      5,661
  Less: unvested common shares subject to
    repurchase...................................   (2,516)    (1,263)    (2,128)
                                                   -------    -------    -------
  Denominator for basic and diluted
    calculation..................................   10,096      4,766      3,533
                                                   -------    -------    -------
Net loss per share:
  Basic and diluted net loss per share...........  $ (0.75)   $ (1.39)   $ (1.14)
                                                   =======    =======    =======

    As a result of the net losses incurred by the Company from its inception, all potential common shares were anti-dilutive and have been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                                        DECEMBER 31,
                                                             ----------------------------------
                                                               1999         1998        1997
                                                             ---------   ----------   ---------
Preferred Stock............................................         --   11,657,000   8,062,000
Unvested common shares subject to repurchase...............  1,863,000    1,263,000   2,128,000
Stock options..............................................  2,763,000    2,175,000   2,174,000
Common stock warrants......................................    318,000      286,000          --

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a model for accounting for derivatives and hedging activities and

                              SILICON IMAGE, INC.

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. We do not currently or plan to enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

    In March 1999, the FASB issued an exposure draft entitled, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Although the proposed interpretation becomes effective upon its issuance, certain transactions occurring after December 15, 1998 are subject to complicated transition rules. If approved, the proposed interpretation may result in many changes being made to existing practice and may have a significant impact on the Company's accounting for stock based compensation.

NOTE 2--RELATED PARTY TRANSACTIONS:

    In 1999, 1,485,000 shares of Common Stock were issued upon the exercise of options to several officers of the Company in exchange for notes receivable totaling $1,385,000. Principal and accrued interest on certain of the notes totaling $26,000 were repaid in 1999. In 1998, 551,000 shares of Common Stock were issued upon the exercise of options to several officers of the Company in exchange for notes receivable totaling $95,625. These notes bear interest at rates ranging from 3.82% to 7.75% per annum and are due within three to four years. The Company has recorded compensation expense in connection with option grants and sales of common stock (Note 8).

                              SILICON IMAGE, INC.

NOTE 3--BALANCE SHEET COMPONENTS:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
                                                               (IN THOUSANDS)
Accounts receivable:
  Accounts receivable......................................  $ 4,654     $1,549
  Allowance for doubtful accounts..........................     (101)       (31)
                                                             -------     ------
                                                             $ 4,553     $1,518
                                                             =======     ======
Inventory:
  Work in process..........................................  $   312     $  175
  Finished goods...........................................      453        126
                                                             -------     ------
                                                             $   765     $  301
                                                             =======     ======
Property and equipment:
  Furniture and equipment..................................  $ 1,158     $  475
  Computers and software...................................    2,163      1,581
                                                             -------     ------
                                                               3,321      2,056
                                                             -------     ------
Less: accumulated depreciation.............................   (1,512)      (931)
                                                             -------     ------
                                                             $ 1,809     $1,125
                                                             =======     ======

    Assets acquired under capitalized lease obligations are included in property and equipment and totaled $1,461,000 and $641,000, with related accumulated depreciation of $493,000 and $165,000 at December 31, 1999 and 1998, respectively.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Accrued liabilities:
  Customer rebates and accrued sales returns................   $1,259     $  491
  Accrued payroll and related expenses......................      801        167
  Deferred revenue..........................................      155      1,121
  Other accrued liabilities.................................    1,062        496
                                                               ------     ------
                                                               $3,277     $2,275
                                                               ======     ======

NOTE 4--INCOME TAXES:

    No provision for federal or state income taxes has been recorded for the years ended December 31, 1999, 1998 and 1997, as the Company has incurred net operating losses since inception (January 1995).

                              SILICON IMAGE, INC.

NOTE 4--INCOME TAXES: (CONTINUED)
    Deferred tax assets relate to the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Net operating loss carryforwards..........................  $ 2,883    $ 4,996
Deferred revenue..........................................    1,224        690
Research and development credit...........................      605        462
Other items not currently deductible......................      630        197
                                                            -------    -------
                                                              5,342      6,345
Less: valuation allowance.................................   (5,342)    (6,345)
                                                            -------    -------
                                                            $    --    $    --
                                                            =======    =======

    Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, recent increases in expense levels, the fact that the market in which the Company competes is characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding continued market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

    At December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $7,779,000 and $2,751,000, respectively, which expire through 2019 and 2004, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. Due to a cumulative ownership change, the Company is currently limited to approximately $15 million of federal net operating losses that it may utilize in any one year.

NOTE 5--LEASING ARRANGEMENTS AND COMMITMENTS:

    The Company leases certain equipment and software under short-term and long-term lease agreements which are reported as capital leases. The terms of the leases range from one to three years, with purchase options at the end of the respective lease terms. The Company intends to exercise such purchase options, which require minimal payments. The Company's obligation under these leasing arrangements are secured by the leased equipment.

    In October 1999 the Company entered into a noncancelable operating lease expiring in July 2003 for its principal administrative and marketing facility. The Company leases office space under a second noncancelable operating lease which expires in December 2002. The Company has subleased this office space on conventional terms through December 2002. Rent expense is recorded using the straight-line method and, net of revenues from subleasing, totaled $685,000, $333,000 and $290,000 in 1999, 1998 and 1997, respectively.

                              SILICON IMAGE, INC.

NOTE 5--LEASING ARRANGEMENTS AND COMMITMENTS: (CONTINUED)
    In February 1999, the Company entered into a $2,500,000 lease line of credit that allows for the leasing of equipment and software over 33 to 42 month terms. The stated interest rate under this agreement is 8%. The agreement expires in October 2000. The Company granted warrants to purchase up to 32,142 shares of the Company's common stock at $3.50 per share to the lessor upon approval of the lease line of credit (Note 7).

    Future minimum lease payments including capitalized purchase options at December 31, 1999 are as follows:

                                                             CAPITAL    OPERATING
YEAR ENDED DECEMBER 31,                                       LEASES     LEASES
-----------------------                                      --------   ---------
                                                                (IN THOUSANDS)
2000.......................................................   $ 583      $1,950
2001.......................................................     458       2,011
2002.......................................................     125       2,050
2003.......................................................      --         928
                                                              -----      ------
Total minimum payments, net of sublease income.............   1,166      $6,939
                                                                         ======
Less interest..............................................    (140)
                                                              -----
Present value of payments under capital lease
  obligations..............................................   1,026
Less long term portion.....................................    (528)
                                                              -----
Short term portion.........................................   $ 498
                                                              =====

    Future minimum lease payments under operating leases have not been reduced for sublease rental income of $540,000, $540,000 and $518,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

NOTE 6--LINE OF CREDIT:

    In December 1998, the Company entered into a line of credit which provides for borrowings of up to $4.0 million based on and secured by eligible accounts receivable as defined in the credit agreement. Borrowings accrue interest at the bank's commercial lending rate plus 0.25% (8.75% at December 31, 1999). Accrued interest is due monthly. The line of credit agreement requires the Company to meet certain financial covenants including minimum tangible net worth and quick ratio requirements of which the Company was in compliance. In October 1999 the balance under the line of credit was paid in full. The agreement expires in April 2000.

                              SILICON IMAGE, INC.

NOTE 7--STOCKHOLDER'S EQUITY:

CONVERTIBLE PREFERRED STOCK

    In October 1999, all of the outstanding convertible preferred shares were converted into common shares as indicated below.

       SERIES           OUTSTANDING   CONVERTED
---------------------   -----------   ----------
          A              1,565,000     3,130,000
          B                400,000       932,203
          C              4,000,000     4,000,000
          D              3,594,859     3,594,859
                         ---------    ----------
                         9,559,859    11,657,062
                         =========    ==========

COMMON STOCK

    The Company has authorized 75,000,000 shares of Common Stock. The Company issued to founders and certain executives restricted common stock subject to repurchase rights. The Company has the right to repurchase all or any portion of the unvested shares of restricted stock at the original purchase price, which right lapses over a four year vesting period. During the year ended
December 31, 1999 the Company sold 1,222,000 shares of Common Stock to founders, certain executives, two consultants and an employee for a total of $1,405,000. At December 31, 1999, 857,000 shares of restricted Common Stock were subject to the Company's repurchase option.

STOCK WARRANTS

    In September 1998, the Company and a third party entered into an agreement to develop and promote the adoption of a digital display interface specification, which was amended in April 1999. In connection with this agreement, the Company granted to the manufacturer a warrant to purchase 142,857 shares of the Company's common stock at $3.50 per share. The warrant is immediately exercisable. Under the same agreement, the Company granted a warrant to the manufacturer to purchase 142,857 shares of the Company's common stock at $0.35 per share. The warrant became exercisable during the quarter ended
March 31, 1999 when the manufacturer achieved a milestone. The Company recorded $346,000 in 1998 and $595,000 in the year ended December 31, 1999 of expense for these warrants, which expense is included in stock compensation and warrant expense. In addition, if a milestone is achieved, the Company will grant to the manufacturer a warrant to purchase 142,857 shares of the Company's common stock at $0.35 per share. If the milestones are achieved, the Company will record an expense related to the issuance of this warrant (the estimated fair value of the warrant at December 31, 1999 was $10.0 million). All warrants under this agreement will expire on September 16, 2004.

    In February 1999 and in connection with a lease line of credit, the Company granted a warrant to purchase up to 32,142 shares of the Company's Common Stock at $3.50 per share. This warrant is immediately exercisable and would have expired on February 17, 2004. The Company did not ascribe any value to the warrant because the estimated fair market value of the warrant on the date of grant was insignificant. In March 2000, the warrants were exercised.

                              SILICON IMAGE, INC.

NOTE 7--STOCKHOLDER'S EQUITY: (CONTINUED)
STOCK OPTION PLANS

    In September 1995, the Board of Directors adopted the 1995 Equity Incentive Plan (the "1995 Plan") which provides for the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") for shares of common stock to employees, directors and consultants of the Company. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1995 Plan provides that the options shall be exercisable over a period not to exceed ten years and the options generally vest over a period of four years. In
September 1998, the 1995 Plan was amended to allow options to be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest over the vesting period.

    The 1999 Equity Incentive Plan (the "1999 Plan") became the successor to the 1995 Plan in October 1999. The 1999 Plan provides for the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") for shares of common stock to employees, directors and consultants of the Company. In accordance with the 1999 Plan, the stated exercise price shall not be less than 100% and 85% of the estimated fair market value of Common Stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 1999 Plan provides that the options shall be exercisable over a period not to exceed ten years and the options generally vest over a period of four years.

    The following table summarizes the Company's stock option activity and related weighted average exercise price within each category.

                                                                              OPTIONS OUTSTANDING
                                                                       ---------------------------------
                                                          SHARES                        WEIGHTED AVERAGE
                                                        AVAILABLE        NUMBER OF       EXERCISE PRICE
                                                       FOR ISSUANCE        SHARES          PER SHARE
                                                      --------------   --------------   ----------------
                                                      (IN THOUSANDS)   (IN THOUSANDS)
Balance at December 31, 1996........................       1,181            1,199            $ 0.09
  Granted...........................................        (925)             925              0.13
  Canceled..........................................          --               --                --
  Exercised.........................................          --               --                --
                                                          ------           ------
Balance at December 31, 1997........................         256            2,124              0.11
  Authorized........................................       1,750               --                --
  Granted...........................................      (1,298)           1,298              0.32
  Canceled..........................................         172             (172)             0.30
  Exercised.........................................          --           (1,125)             0.14
                                                          ------           ------
Balance at December 31, 1998........................         880            2,125              0.20
  Authorized........................................       2,000               --                --
  Granted...........................................      (2,140)           2,140             14.25
  Canceled..........................................          99              (99)             2.45
  Exercised.........................................          --           (1,543)             0.27
                                                          ------           ------
Balance at December 31, 1999........................         839            2,623            $11.53
                                                          ======           ======

                              SILICON IMAGE, INC.

NOTE 7--STOCKHOLDER'S EQUITY: (CONTINUED)
    At December 31, 1999, 1,226,000 options were vested, and 1,006,000 unvested shares had been exercised and remain subject to the Company's repurchase rights.

NON PLAN OPTIONS

    In August 1999, the Company granted 140,000 options to purchase common stock to certain executives at an exercise price of $5.75. The options remain outstanding as of December 31, 1999. During 1997, the Company granted 50,000 options to purchase common stock to a founder at an exercise price of $0.125 which were exercised in July 1999.

OPTION DATA

    Significant option groups outstanding at December 31, 1999, and related weighted average exercise price and contractual life information are as follows:

                                                        OUTSTANDING AND
                                                          EXERCISABLE
                                                   -------------------------    REMAINING
RANGE OF EXERCISE PRICES                               SHARES        PRICE     LIFE (YEARS)
------------------------                           --------------   --------   ------------
                                                   (IN THOUSANDS)
$0.08-$0.35.....................................         702         $ 0.24        8.16
$0.50-$5.75.....................................       1,013         $ 4.22        9.53
$6.50-$23.38....................................         346         $ 8.43        9.74
$33.50-$62.63...................................         702         $33.67        9.86
                                                       -----
                                                       2,763
                                                       =====

    The weighted average fair value at the date of grant for options granted was $7.83, $2.84 and $0.13 per option during 1999, 1998 and 1997, respectively. The fair value of options at the date of grant was estimated on the date of grant based on the fair value method using the Black-Scholes pricing model and using the following assumptions:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Expected life (years)......................................    4.0        4.0        4.0
Risk-free interest rate....................................    5.7%       5.6%       6.0%
Dividend yield.............................................     --         --         --
Volatility.................................................     75%        --         --

                              SILICON IMAGE, INC.

NOTE 7--STOCKHOLDER'S EQUITY: (CONTINUED)
PRO FORMA EXPENSE

    Had compensation cost for the Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123, the Company's net loss would have been adjusted as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Net loss:
  Pro forma......................................  $(11,711)  $(7,473)   $(4,038)
Basic and diluted net loss per share:
  Pro forma......................................  $  (1.16)  $ (1.57)   $ (1.14)

STOCK COMPENSATION

    During the years ended December 31, 1999 and 1998, the Company granted options and sold restricted stock to employees and recognized unearned stock compensation of $9,116,000 and $2,972,000, respectively. Such unearned stock compensation will be amortized using an accelerated method over the vesting period and may decrease due to employees that terminate service prior to vesting.

OPTIONS TO CONSULTANTS

    During the years ended December 31, 1999 and 1998, the Company granted options to purchase 355,000 and 120,000 shares of Common Stock to consultants with a weighted average exercise price of $17.01 and $0.31 per share, respectively. The charge related to options granted to consultants is calculated at the end of each reporting period based upon the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period can fluctuate depending on our stock price and volatility.

EMPLOYEE STOCK PURCHASE PLAN

    In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 250,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months (with exception to the first purchase which will be approximately 10 months). Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. The Company's first purchase under the Purchase Plan will take place on July 31, 2000. The number of shares reserved for issuance under the Purchase Plan will be increased automatically on January 1 of each year by an amount equal to 1% of the Company's total outstanding common shares as of the immediately preceding December 31.

                              SILICON IMAGE, INC.

NOTE 8--BENEFIT PLAN:

    Effective January 1, 1995, the Company adopted a 401(k) plan which allows all employees to participate by making salary deferral contributions to the 401(k) plan ranging from 1% to 20% of their eligible earnings. The Company may make discretionary contributions to the 401(k) Savings Plan upon approval by the Board of Directors. No Company contributions were made to the 401(k) Savings Plan from inception through December 31, 1999.

NOTE 9--SEGMENT AND GEOGRAPHIC INFORMATION:

    The Company operates in a single industry segment (as defined by SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information") encompassing the design, development and sale of semiconductor solutions for applications that require high-bandwidth and integrated system-level functionality, such as the local interconnect between host systems and digital displays, including flat panel displays and digital CRTs.

    The following is a summary of product revenue by geographic area (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
Taiwan.............................................  $ 7,151     $4,391     $    1
Japan..............................................    5,849        163        145
Korea..............................................    2,563        770      1,021
United States......................................    1,654        348         78
Canada.............................................      599      1,078         14
Others.............................................    2,853        953         21
                                                     -------     ------     ------
                                                     $20,669     $7,703     $1,280
                                                     =======     ======     ======

    All development and license revenues are derived from non-domestic sources. All sales are denominated in United States dollars. For all periods presented, substantially all of the Company's assets were located within the United States.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000                                  SILICON IMAGE, INC.

                                                       By:               /s/ DAVID D. LEE
                                                            -----------------------------------------
                                                                           David D. Lee
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              CHIEF EXECUTIVE OFFICER AND PRESIDENT

                               POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints David D. Lee his attorney-in-fact for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                   TITLE                                DATE
                  ---------                                   -----                                ----
                                               Chairman of the Board of Directors,
              /s/ DAVID D. LEE                   Chief Executive Officer and
    ------------------------------------         President (Principal Executive               March 30, 2000
                David D. Lee                     Officer

             /s/ DANIEL K. ATLER               Vice President, Finance and
    ------------------------------------         Administration (Principal                    March 30, 2000
               Daniel K. Atler                   Financial and Accounting Officer)

              /s/ HERBERT CHANG
    ------------------------------------       Director                                       March 30, 2000
                Herbert Chang

              /s/ SANG-CHUL HAN
    ------------------------------------       Director                                       March 30, 2000
                Sang-Chul Han

             /s/ DAVID A. HODGES
    ------------------------------------       Director                                       March 30, 2000
               David A. Hodges

           /s/ ANDREW S. RAPPAPORT
    ------------------------------------       Director                                       March 30, 2000
             Andrew S. Rappaport

            /s/ RONALD V. SCHMIDT
    ------------------------------------       Director                                       March 30, 2000
              Ronald V. Schmidt

            INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

       EXHIBIT
       NUMBER           EXHIBIT TITLE
       -------          -------------
 3.01                   Second Amended and Restated Certificate of Incorporation of
                          the Registrant (Incorporated by reference from
                          Exhibit 3.03 from the Registrant's Registration Statement
                          on Form S-1 (File No. 333-83665), as amended, declared
                          effective by the Securities and Exchange Commission on
                          October 5, 1999 (the "Form S-1")).

 3.02                   Restated Bylaws of the Registrant (Incorporated by reference from Exhibit 3.05 from the Form S-1).

 4.01                   Form of Specimen Certificate for Registrant's common stock
                          (Incorporated by reference from Exhibit 4.01 from the Form S-1).

 4.02                   Intel Warrant No. 1 to Purchase Common Stock of the
                          Registrant (Incorporated by reference from Exhibit 4.02 from the Form S-1).

 4.03*                  Intel Warrant No. 2 to Purchase Common Stock of the
                          Registrant, as amended April 16, 1999 (Incorporated by
                          reference from Exhibit 4.03 from the Form S-1).

 4.04                   Third Amended and Restated Investors Rights Agreement dated
                          July 29, 1998, as amended October 15, 1998 (Incorporated
                          by reference from Exhibit 4.04 from the Form S-1).

10.01                   Form of Indemnity Agreement entered into between the
                          Registrant and its directors and officers (Incorporated by reference from Exhibit 10.01 from the Form S-1).

10.02                   1995 Equity Incentive Plan, as amended through July 20,
                          1999, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.02 from the Form S-1).

10.03                   1999 Equity Incentive Plan and related forms of stock option agreements and stock option exercise agreements
                          (Incorporated by reference from Exhibit 10.03 from the
                          Form S-1).

10.04                   1999 Employee Stock Purchase Plan and related enrollment
                          form, notice of suspension and notice of withdrawal
                          (Incorporated by reference from Exhibit 10.04 from the Form S-1).

10.05                   Employment Agreement with Dan Atler dated June 15, 1998
                          (Incorporated by reference from Exhibit 10.05 from the Form S-1).

10.06                   Employment Agreement with Parviz Khodi dated June 10, 1999
                          (Incorporated by reference from Exhibit 10.06 from the Form S-1).

10.07                   Amended and Restated Severance Agreement with David Lee
                          dated August 15, 1997 (Incorporated by reference from Exhibit 10.07 from the Form S-1).

10.08                   Consulting Agreement with Deog-Kyoon Jeong dated March 1,
                          1999 (Incorporated by reference from Exhibit 10.09 from the Form S-1).

10.09*                  License Agreement dated March 15, 1995 between Deog-Kyoon
                          Jeong and the Registrant, as amended through June 18, 1997
                          (Incorporated by reference from Exhibit 10.10 from the
                          Form S-1).

10.10                   Lease Agreement dated April 9, 1997 between Elisabeth
                          Griffinger and the Registrant (Incorporated by reference from Exhibit 10.11 from the Form S-1).

10.11*                  Business Cooperation Agreement dated September 16, 1998
                          between Intel Corporation and the Registrant, as amended
                          October 30, 1998 (Incorporated by reference from
                          Exhibit 10.12 from the Form S-1).

10.12*                  Patent License Agreement dated September 16, 1998 between
                          Intel Corporation and the Registrant (Incorporated by
                          reference from Exhibit 10.13 from the Form S-1).

       EXHIBIT
       NUMBER           EXHIBIT TITLE
       -------          -------------
10.13                   Digital Visual Interface Specification Revision 1.0
                          Promoter's Agreement dated January 8, 1999 (Incorporated
                          by reference from Exhibit 10.14 from the Form S-1).

10.14                   Revolving Credit Loan & Security Agreement dated
                          December 17, 1998 between Comerica Bank-California and the
                          Registrant (Incorporated by reference from Exhibit 10.15
                          from the Form S-1).

10.15                   Research and Development Contract for Gigabit Links and
                          Multimedia Information Delivery Systems dated July 1, 1998 between Inter-University Semiconductor Research Center of
                          Seoul National University and the Registrant (Incorporated
                          by reference from Exhibit 10.16 from the Form S-1).

10.16                   Research and Development Contract for 1000BASE-T Gigabit
                          Ethernet PHY Chip dated July 1, 1999 between
                          Inter-University Semiconductor Research Center of Seoul
                          National University and the Registrant (Incorporated by reference from Exhibit 10.17 from the Form S-1).

10.17                   Master Lease Agreement and Addendum with Comdisco, Inc.
                          dated February 17, 1999 (Incorporated by reference from Exhibit 10.18 from the Form S-1).

10.18                   Letter Agreement between Steve Tirado and the Registrant and
                          Addendum thereto (Incorporated by reference from
                          Exhibit 10.19 from the Form S-1).

10.19                   Form of Restricted Stock Purchase Agreement and Secured Full
                          Recourse Promissory Note entered into between Registrant
                          and its officers and consultants (Incorporated by
                          reference from Exhibit 10.20 from the Form S-1).

10.20                   Form of Nonqualified Stock Option Agreement entered into
                          between Registrant and its officers (Incorporated by reference from Exhibit 10.21 from the Form S-1).

10.21                   Letter of Intent dated August 26, 1999 between Intel
                          Corporation and the Registrant (Incorporated by reference
                          from Exhibit 10.22 from the Form S-1).

10.22                   Research and Development Contract for 1000BASE-T Gigabit
                          Ethernet PHY Chip dated January 1, 2000 between
                          Inter-University Semiconductor Research Center of Seoul
                          National University and the Registrant.

10.23                   Sublease Agreement with Mitsubishi Electronics America, Inc.
                          dated October 15, 1999.

10.24                   Executive Bonus Plan adopted by the Registrant on
                          November 11, 1999.

10.25                   Letter Agreement between Steve Tirado and the Registrant
                          dated November 18, 1999.

10.26                   Amended and Restated Severance Agreement with David Lee
                          dated January 24, 2000.

23.02                   Consent of Independent Accountants.

24.01                   Power of Attorney (included on signature page).

27.01                   Financial Data Schedule.

------------------------

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.