Form 10-Q
period 2000-03-31
SILICON IMAGE INC
filed 2000-05-15
CIK 1003214

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

                             1060 EAST ARQUES AVENUE
                           SUNNYVALE, CALIFORNIA 94086
              (Address of principal executive offices and zip code)

                                 (408) 616-4000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes /X/ No / / and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

     The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of April 30, 2000 was 25,849,868 shares.

                               SILICON IMAGE, INC.
                               QUARTERLY REPORT ON
                                    FORM 10-Q
                               THREE MONTHS ENDED
                                 MARCH 31, 2000

                                                                           Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of March 31, 2000
           and December 31, 1999                                           1

          Condensed Statements of Operations for the three
           months ended March 31, 2000 and 1999                            2

          Condensed Statements of Cash Flows for the three
           months ended March 31, 2000 and 1999                            3

          Notes to Unaudited Condensed Financial Statements                4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                24

Item 2.   Change in Securities and Use of Proceeds                         24

Item 3.   Defaults Upon Senior Securities                                  25

Item 4.   Submission of Matters to a Vote of Security Holders              25

Item 5.   Other Information                                                25

Item 6.   Exhibits and Reports on Form 8-K                                 25

Signatures                                                                 26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SILICON IMAGE, INC.
                            CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      MARCH 31,           DECEMBER 31,
                                                                         2000                 1999
                                                                   -----------------    -----------------
ASSETS
Current Assets:

  Cash and cash equivalents                                              $   37,857           $   33,648
  Short-term investments                                                     23,802               24,499
  Accounts receivable                                                         2,383                4,553
  Inventory                                                                   2,118                  765
  Prepaid expenses and other current assets                                   1,626                1,324
                                                                   -----------------    -----------------
    Total current assets                                                     67,786               64,789
Property and equipment                                                        2,073                1,809
Other assets                                                                    884                  903
                                                                   -----------------    -----------------
    Total assets                                                         $   70,743           $   67,501
                                                                   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                                                       $    2,808           $    2,491
  Accrued liabilities                                                         4,619                3,277
  Capital lease obligations, current                                            508                  498
  Deferred margin on sales to distributors                                    3,687                3,143
                                                                   -----------------    -----------------
    Total current liabilities                                                11,622                9,409
Capital lease obligations, long-term                                            401                  528
                                                                   -----------------    -----------------
    Total liabilities                                                        12,023                9,937
                                                                   -----------------    -----------------

Commitments and contingencies (Note 4)

Stockholders' Equity

  Common stock, par value $0.001; 75,000,000 shares
    authorized; 25,814,000 and 25,743,000 shares issued
    and outstanding                                                              26                   26
  Additional paid-in capital                                                 88,871               85,415
  Notes receivable from stockholders                                        (1,248)              (1,455)
  Unearned compensation                                                     (6,715)              (6,021)
  Accumulated deficit                                                      (22,214)             (20,401)
                                                                   -----------------    -----------------
    Total stockholders' equity                                               58,720               57,564
                                                                   -----------------    -----------------
    Total liabilities and stockholders' equity                           $   70,743           $   67,501
                                                                   =================    =================

           See accompanying notes to condensed financial statements.

                               SILICON IMAGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   --------------------------------------
                                                                         2000                 1999
                                                                   -----------------    -----------------
Revenue:
  Product revenue                                                        $   10,104           $    3,486
  Development and license revenue                                                 -                  575
                                                                   -----------------    -----------------

Total revenue                                                                10,104                4,061

Cost and operating expenses:
  Cost of product revenue                                                     3,689                1,578
  Research and development                                                    2,754                1,441
  Selling, general and administrative                                         3,890                1,339
  Stock compensation and warrant expense                                      2,455                1,391
                                                                   -----------------    -----------------

    Total cost and operating expenses                                        12,788                5,749
                                                                   -----------------    -----------------

Loss from operations                                                        (2,684)              (1,688)
Interest income                                                                 977                   87
Interest expense and other, net                                                (35)                 (29)
                                                                   -----------------    -----------------

Net loss before provision for income taxes                                  (1,742)              (1,630)

Provision for income taxes                                                     (71)                    -
                                                                   -----------------    -----------------

Net loss                                                                $   (1,813)          $   (1,630)
                                                                   =================    =================

Net loss per share:

  Basic and diluted                                                     $    (0.08)          $    (0.35)
                                                                   =================    =================
  Weighted average shares                                                    24,010                4,658
                                                                   =================    =================

           See accompanying notes to condensed financial statements.

                               SILICON IMAGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   --------------------------------------
                                                                         2000                 1999
                                                                   -----------------    -----------------
Cash flows from operating activities:
  Net loss                                                              $   (1,813)          $   (1,630)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
    Depreciation and amortization                                               232                  148
    Stock compensation and warrant expense                                    2,455                1,391
    Inventory provision                                                         300                  190
    Gain on sale of investments                                               (243)                    -
    Interest income on stockholder notes                                       (41)                    -
    Change in assets and liabilities:
      Accounts receivable                                                     2,170                  290
      Inventory                                                             (1,653)                (389)
      Prepaid expenses and other assets                                       (283)                 (34)
      Accounts payable                                                          317                  327
      Accrued liabilities                                                     1,342                (801)
      Deferred margin on sales to distributors                                  544                  234
                                                                   -----------------    -----------------
        Net cash provided by (used in) operating activities                   3,327                (274)
                                                                   -----------------    -----------------

Cash flows from investing activities:
  Purchase of short-term investments                                       (10,563)              (3,935)
  Proceeds from sale of short-term investments                               11,442                    -
  Purchase of property and equipment                                          (435)                 (81)
                                                                   -----------------    -----------------
        Net cash provided by (used in) investing activities                     444              (4,016)
                                                                   -----------------    -----------------

Cash flows from financing activities:
  Principal payments on capital lease obligations                             (117)                 (49)
  Proceeds from issuance of common stock                                        307                   75
  Repayment of note receivable                                                  248                    -
                                                                   -----------------    -----------------
        Net cash provided by financing activities                               438                   26
                                                                   -----------------    -----------------

Net increase (decrease) in cash and cash equivalents                          4,209              (4,264)
Cash and cash equivalents at the beginning of the period                     33,648               10,096
                                                                   -----------------    -----------------
Cash and cash equivalents at the end of the period                      $    37,857          $     5,832
                                                                   =================    =================

           See accompanying notes to condensed financial statements.

                               SILICON IMAGE, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.  Basis of Presentation

     In the opinion of management, the unaudited condensed financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with the December 31, 1999 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim condensed financial statements should be read in conjunction with the December 31, 1999 audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of future operating results.

2.  Net Loss Per Share

     The following tables set forth the computation of basic and diluted net loss per share of common stock:

                                                                                MARCH 31,
                                                                  --------------------------------------
                                                                        2000                 1999
                                                                  -----------------    -----------------
     Numerator (in thousands):
       Net loss                                                        $   (1,813)          $   (1,630)
     Denominator (in thousands):
       Weighted average shares                                             25,770                7,385
       Less:  unvested common shares subject to repurchase                 (1,760)              (2,727)
                                                                  -----------------    -----------------
       Denominator for basic and diluted calculation                       24,010                4,658
                                                                  -----------------    -----------------

     Net loss per share:
       Basic and diluted net loss per share                            $    (0.08)          $    (0.35)
                                                                  =================    =================

     As a result of the net losses incurred by the Company during the three month periods ended March 31, 2000 and 1999, all potential common shares were anti-dilutive and have been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.


                                                                                MARCH 31,
                                                                  --------------------------------------
                                                                        2000                 1999
                                                                  -----------------    -----------------
     Preferred Stock                                                             -            9,560,000
     Unvested common shares subject to repurchase                        1,661,000            2,727,000
     Stock options                                                       3,061,000            1,624,000
     Common stock warrants                                                 286,000              318,000

3.  Balance Sheet Components

                                                                     MARCH 31,           DECEMBER 31,
                                                                        2000                 1999
                                                                  -----------------    -----------------
                                                                             (IN THOUSANDS)
     Accounts receivable:
       Accounts receivable                                              $    2,484           $    4,654
       Allowance for doubtful accounts                                        (101)                (101)
                                                                  -----------------    -----------------
                                                                        $    2,383           $    4,553
                                                                  =================    =================
     Inventory:
       Work in process                                                  $    1,101           $      312
       Finished goods                                                        1,017                  453
                                                                  -----------------    -----------------
                                                                        $    2,118           $      765
                                                                  =================    =================

     Property and equipment:
       Furniture and equipment                                          $    1,447           $    1,158
       Computers and software                                                2,309                2,163
                                                                  -----------------    -----------------
                                                                             3,756                3,321
     Less:  accumulated depreciation                                        (1,683)              (1,512)
                                                                  -----------------    -----------------
                                                                        $    2,073           $    1,809
                                                                  =================    =================

     Accrued liabilities:
       Customer rebates and sales returns                               $    1,412           $    1,259
       Payroll and related expenses                                          1,204                  801
       Other                                                                 2,003                1,217
                                                                  -----------------    -----------------
                                                                        $    4,619           $    3,277
                                                                  =================    =================

4.   Stock Warrants

     In September 1998, the Company and a third party entered into an agreement to develop and promote the adoption of a digital display interface specification, which was amended in April 1999. Under the terms of these agreements, the Company issued two warrants, each to purchase 142,857 shares of the Company's common stock. The first warrant was immediately exercisable at an exercise price of $3.50 per share. The second warrant became exercisable during the quarter ended March 31, 1999 at an exercise price of $0.35 per share when the third party achieved a milestone. The Company recorded $346,000 in 1998 and $595,000 in 1999 of expense for these warrants which is included in stock compensation and warrant expense. We are obligated to issue an additional warrant for 142,857 shares of common stock at $0.35 per share upon satisfaction of a milestone. If this milestone is achieved, the Company will record an expense which will be equal to the fair value of the warrant at the time of issuance (the estimated fair value of the warrant at March 31, 2000 was $10.0 million). All warrants under this agreement will expire on September 16, 2004.

     In February 1999 and in connection with a lease line of credit, the Company granted a warrant to purchase up to 32,142 shares of the Company's Common Stock at $3.50 per share. This warrant was immediately exercisable and would have expired on February 17, 2004. The Company did not ascribe any value to the warrant because the estimated fair market value of the warrant on the date of grant was insignificant. In March 2000, this warrant was exercised.

5.   Stock Based Compensation

     The Company granted options and sold restricted stock to employees during the three months ended March 31, 2000 and 1999 and recognized unearned stock compensation of $1.9 million and $2.2 million, respectively. Such unearned stock compensation will be amortized using an accelerated method over the vesting period and may decrease due to employees that terminate service prior to vesting.

6.  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. The Company does not hold any derivative instruments that will be affected by the adoption of SFAS No. 133.

7. Acquisition of DVDO, Inc.

     On March 30, 2000, the Company entered into a definitive agreement to acquire DVDO, Inc., a privately-held provider of digital video processing semiconductors for the consumer electronics industry. The transaction will be accounted for as a purchase and is expected to become effective in the quarter ended June 30, 2000. Upon close of the acquisition, the Company will issue common stock, currently estimated to total approximately 900,000 shares in exchange for all outstanding shares and options of DVDO.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED IN THE SECTION OF THIS FORM 10-Q ENTITLED, "FACTORS AFFECTING FUTURE RESULTS," WHICH MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS WITHIN THIS FORM 10-Q ARE IN MANY CASES IDENTIFIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "MAY," "WILL" AND OTHER SIMILAR EXPRESSIONS IN ADDITION, ANY STATEMENTS WHICH REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-Q WITH THE SEC. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SEC THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS.

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

     In the third quarter of 1997, we began shipping our first generation PanelLink digital transmitter and receiver products in volume. Since that time, we have derived predominantly all of our revenue from the sale of our PanelLink products. We have introduced three new generations of transmitter and receiver products providing higher-speed and increased functionality since the first generation PanelLink products. In 1999, we began shipping seven new PanelLink products including our first generation digital display controller product. Our digital display controller products integrate our receiver with digital image processing and display controller technology, providing a solution to enable intelligent displays for the mass-market.

     In October 1999 we completed an initial public offering raising approximately $48 million. We have incurred losses in each year since inception, as well as for the three month period ended March 31, 2000. At March 31, 2000, we had an accumulated deficit of $22.2 million.

     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. For the three months ended March 31, 2000, sales to World Peace, a Taiwanese distributor, accounted for 23% of our product revenues, sales to Kanematsu, a Japanese distributor, accounted for 18% of our product revenues and sales to Maxisum, a distributor in Hong Kong, accounted for 11% of our product revenues. The percentage of our revenue attributable to sales to distributors continues to increase and much of this increase reflects revenue from design wins with new OEMs which rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.

     In addition, a substantial portion of our business is conducted outside of the United States. All of our products are manufactured outside of the United States, and in the three months ended March 31, 2000, 88% of our revenues were from customers located outside of the United States, primarily in Taiwan, Japan and Hong Kong. Customers in Taiwan accounted for 34% of our revenues in the three months ended March 31, 2000. Although the percentage of our revenues derived from some countries has varied significantly from period to period, this is largely due to design wins with specific customers that incorporate our products into systems that are sold worldwide. Accordingly, the variability in our sales in these countries is not necessarily indicative of any geographic trends. Since many manufacturers of displays and personal computers are located in Asia, we expect that a majority of our product revenues will continue to be represented by sales to customers in that region. All revenue to date has been denominated in U.S. dollars.

     We will incur substantial stock compensation expense in future periods which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. With respect to stock options granted to employees, such charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized under the accelerated method over the option vesting period. At March 31, 2000, the amount of employee unearned compensation was $6.7 million which will be amortized in future periods. The charge related to options granted to consultants is calculated at the end of each reporting period based upon the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period can fluctuate depending on our stock price and volatility.

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

     For a further overview of our accounting policies and risk factors, please refer to the additional disclosures made in our Form 10-K for the year ended December 31, 1999 filed with the SEC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     The following table sets forth certain statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         --------------------------
                                                                             2000           1999
                                                                         ------------   -----------
     STATEMENT OF OPERATIONS DATA:
     Revenue:
       Product revenue                                                         100.0%         85.8%
       Development and license revenue                                             -          14.2
                                                                         ------------   -----------
         Total revenue                                                         100.0         100.0

     Cost and operating expenses:
       Cost of product revenue                                                  36.5          38.9
       Research and development                                                 27.3          35.5
       Selling, general and administrative                                      38.5          33.0
       Stock compensation and warrant expense                                   24.3          34.2
                                                                         ------------   -----------
         Total cost and operating expenses                                     126.6         141.6
                                                                         ------------   -----------
     Loss from operations                                                      (26.6)        (41.6)
     Interest income                                                             9.7           2.1
     Interest expense and other, net                                            (0.3)         (0.6)
                                                                         ------------   -----------

     Net loss before provision for income taxes                                (17.2)        (40.1)
     Provision for income taxes                                                 (0.7)            -
                                                                         ------------   -----------
     Net loss                                                                  (17.9)%       (40.1)%
                                                                         ============   ===========

     PRODUCT REVENUE. Product revenue increased 190% to $10.1 million for the three months ended March 31, 2000 from $3.5 million for the three months ended March 31, 1999. The increase in product revenue was primarily the result of a significant increase in unit shipments of our higher-bandwidth products. The increase in unit shipments of these products was driven by increased market transition to higher resolution displays and the preference for our high-bandwidth PanelLink products for DVI-compliant systems. We expect that the rate of growth in our product revenue will slow in future periods.

     DEVELOPMENT AND LICENSE REVENUE. There were no revenues from development and licensing activities in the three months ended March 31, 2000. For the three months ended March 31, 1999, we recognized $575,000 of development revenue, which represented amounts previously recorded as deferred revenue under a contract for the development of display technology. The contract was terminated during the first quarter of 1999 when the other party decided to reduce its research and development expenses. We do not expect development and license revenue to represent a material portion of total revenue in the future.

     COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs of manufacturing, assembling and testing our semiconductor devices and our related overhead costs. Product gross margin (product revenue minus cost of product revenue, as a percentage of product revenue) increased to 63.5% for the three months ended March 31, 2000 from 54.7% for the three months ended March 31, 1999. The increase in product gross margin was due to higher average selling prices and lower unit product costs. The increase in average selling prices was due to an increase in unit sales of higher-bandwidth products. The reduction in product costs was primarily the result of more efficient designs and lower manufacturing costs. We anticipate that our product gross margin will decrease from current levels in future periods as a result of increased volumes and competition in our markets.

     RESEARCH AND DEVELOPMENT. R&D consists primarily of compensation and associated costs relating to development personnel, consultants and prototypes. R&D was $2.8 million or 27.3% of total revenue for the three months ended March 31, 2000 and $1.4 million or 35.5% of total revenue for the three months ended March 31, 1999. The increase in absolute dollars was primarily due to the hiring of additional development personnel and outside consultants and an increase in expenses related to integrating our display receiver technology with additional functionality, such as high-bandwidth digital content protection, or HDCP, for flat panel displays and digital CRTs as well as our development of technology for data storage and networking applications. Our research and development staff increased to 35 at March 31, 2000 from 20 at March 31, 1999. We expect that R&D will continue to increase in absolute dollars in the future.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A consists primarily of employee salaries, sales commissions, and marketing and promotional expenses. SG&A was $3.9 million or 38.5% of total revenue for the three month period ended March 31, 2000 and $1.3 million or 33.0% of total revenue for the three month period ended March 31, 1999. SG&A increased in absolute dollars due primarily to hiring of additional personnel and expanded sales and marketing activities related to the further broadening of our customer and product base and increased sales commissions due to increases in revenue. SG&A staff increased to 55 at March 31, 2000 from 29 at March 31, 1999. We expect that SG&A will continue to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur costs associated with being a public company.

     STOCK COMPENSATION AND WARRANT EXPENSE. Stock compensation and warrant expense was $2.5 million or 24.3% of total revenue for the three months ended March 31, 2000, and $1.4 million, or 34.2% of total revenue for the three months ended March 31, 1999. A substantial portion of the increase was due to the recognition of expense on option grants to consultants which fluctuates depending on our stock price as well as amortization of unearned compensation related to the vesting of employee stock options.

Additionally, in the quarter ended March 31, 1999, $595,000 related to the achievement of a milestone on a warrant issued to Intel is included in stock compensation and warrant expense.

     INTEREST INCOME. Interest income increased to $977,000 in the three months ended March 31, 2000 from $87,000 in the three months ended March 31, 1999. This increase was principally due to higher average cash balances resulting from the net proceeds of our initial public offering in October 1999.

     INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net increased to $35,000 in the three months ended March 31, 2000 from $29,000 for the three months ended March 31, 1999.

     PROVISION FOR INCOME TAXES. In the three months ended March 31, 2000 we recorded a provision for income taxes equal to 10% of our net loss before stock compensation and warrant expense. This rate is lower than the statutory rate due primarily to utilization of net operating loss carryforwards. Prior to March 31, 2000 we had not recorded a provision for federal or state income taxes since we have experienced net tax losses since inception. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not likely.

     At March 31, 2000 we had net operating loss carry-forwards for federal and state tax purposes. For federal tax purposes our net operating loss carry-forwards were approximately $6.2 million and our state tax carry-forwards were $1.2 million. These federal and state tax loss carry-forwards are available to reduce future taxable income and expire at various dates into fiscal 2020. Under the provisions of the Internal Revenue Code, some substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through October 1999, we have financed operations through a combination of private sales of convertible preferred stock, lines of credit and capital lease financing. In October 1999 we completed the sale of 4,485,000 shares of our common stock at a price of $12.00 per share in our initial public offering, receiving net proceeds of approximately $48.3 million. At March 31, 2000, we had $56.2 million in working capital and $61.7 million in cash, cash equivalents and short-term investments.

     Operating activities provided cash in the amount of $3.3 million during the three months ended March 31, 2000 compared to a use of cash from operating activities in the amount of $274,000 in the three months ended March 31, 1999. The cash provided during the three months ended March 31, 2000 was primarily a result of a decrease in accounts receivable and increase in accrued liabilities offset by an increase in inventory. Accounts receivable decreased due to the timing of shipments during the period and accrued liabilities increased as a result of an overall increase in our operating expenses and inventory levels, due to the growth of our business as well as the timing of our disbursements within each period. The use of cash during the three months ended March 31, 1999 was primarily due to our net loss before stock compensation and warrant expense and a decrease in accrued liabilities. The decrease in accrued liabilities was primarily due to the timing of disbursements within each period.

     For the three months ended March 31, 2000, cash provided by investing activities was $444,000 which was primarily attributable to proceeds from the sale of short-term investments partially offset by the purchase of short-term investments and the purchase of property and equipment. For the three months ended March 31, 1999 cash used by investing activities was $4.0 million and related primarily to the purchase of short-term investments.

     Net cash provided by financing activities of $438,000 for the three months ended March 31, 2000 was primarily attributable to proceeds from the issuance of common stock and repayment of several stockholder notes partially offset by principal payments on capital lease obligations. Net cash provided by financing activities of $26,000 for the three months ended March 31, 1999 was attributable to proceeds from the issuance of common stock partially offset by payments on capital lease obligations.

     In December 1998, we entered into a line of credit agreement which provides for borrowings of up to $4.0 million based on and secured by eligible accounts receivable. Borrowings accrue interest at the bank's commercial lending rate plus 0.25%. On October 15, 1999 the outstanding balance under this line of credit was paid in full. This line of credit expired in April 2000. In February 1999, we entered into a $2.5 million capital lease line that allows for the leasing of equipment and software over 33 to 42 month terms. The stated interest rate under this lease line is 8.0%. The lease line expires in October 2000. On March 31, 2000, we were in compliance with all lease line covenants and we had borrowed $841,000 under this lease line.

     We lease equipment and software under short-term and long-term leases with terms ranging from twelve to 42 months. We intend to exercise purchase options at the end of the lease terms for a minimal cost. We may spend up to approximately $4.0 million during the next 12 months for test equipment, potential tenant improvements and additional furniture, equipment and software. On October 15, 1999 we entered into an operating lease for corporate office space. The lease provides for average monthly rental payments of approximately $135,000 through July 2003. The lease is secured by a certificate of deposit in the amount of $733,000 which will be decreased by $150,000 per year over the next three years. In addition, we lease a second facility under a noncancelable operating lease which expires in December 2002. We have subleased this facility on conventional terms through December 14, 2002.

     We believe that existing cash balances together with our capital lease line will be sufficient to meet our capital requirements for at least the next 12 months. After the next 12 months, our capital requirements will depend on many factors, including the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that existing resources, our capital lease line and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or our stockholders.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     We incurred net losses of $4.0 million in 1997, $6.6 million in 1998, $7.6 million in 1999 and $1.8 million for the first three months of 2000, and we expect to continue to incur operating losses. As of March 31, 2000, we had an accumulated deficit of approximately $22.2 million. In the future, we expect research and development expenses and selling, general and administrative expenses to increase. We will also incur substantial non-cash charges relating to the amortization of unearned compensation and issuances of warrants. Although our revenues have increased in recent quarters, they may not continue to increase, and we may not achieve and subsequently sustain profitability.

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

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON THE WIDESPREAD ADOPTION AND USE OF THE DVI SPECIFICATION.

     Our business strategy is based upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between host systems and digital displays. We have faced challenges related to the acceptance of our products due to the incompatible technologies used by many host and display manufacturers. We cannot predict whether or at what rate the DVI specification will be adopted by manufacturers of host systems and displays. To date, very few complete DVI-compliant systems that include both a host system and a display have been shipped. Adoption of the DVI specification may be affected by the availability of DVI-compliant transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge, which could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification which use other interface technologies, such as LVDS. LVDS, or low voltage differential signaling, is a technology that is used in high-speed data transmission, primarily for notebook PCs. Any delay in the widespread adoption of the DVI specification would seriously harm our business.

OUR SUCCESS IS DEPENDENT ON INCREASING SALES OF OUR RECEIVER AND DISPLAY CONTROLLER PRODUCTS, WHICH DEPENDS ON HOST SYSTEM MANUFACTURERS INCLUDING DVI-COMPLIANT TRANSMITTERS IN THEIR SYSTEMS.

     Our success depends on increasing sales of our receiver and display controller products to display manufacturers. In the three months ended March 31, 2000, approximately 53% of our product revenues resulted from the sale of transmitter products to manufacturers of host systems. To increase sales of our receiver and display controller products, we need manufacturers of host systems to incorporate DVI-compliant transmitters into their systems, making these systems digital-ready. Unless host systems are digital-ready, they will not operate with digital displays thus limiting the demand for digital receiver and display controller products. This would seriously harm our business.

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

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON AN ADEQUATE SUPPLY OF DIGITAL DISPLAYS AT A PRICE THAT IS AFFORDABLE TO CONSUMERS.

     In order for the market for many of our products to grow, digital displays must be widely available and affordable to consumers. In the past, the supply of digital displays, such as flat panels, has been cyclical and consumers have been sensitive to display prices. We expect this pattern to continue. In addition, while there has been initial interest in CRTs with a digital interface, to date only a few manufacturers have announced intentions to manufacture digital CRTs. Our ability to sustain or increase our revenues may be limited should there not be an adequate supply of or demand for affordable digital displays.

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

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. For the three months ended March 31, 2000, sales to World Peace, a Taiwanese distributor, accounted for 23% of our product revenues, sales to Kanematsu, a Japanese distributor, accounted for 18% of our product revenues and sales to Maxisum, a distributor in Hong Kong, accounted for 11% of our product revenues. For the three months ended March 31, 1999, sales to Mitac, a third party manufacturer, accounted for 25% of our product revenues and sales to ATI Technologies, a leading graphics board manufacturer, accounted for 14% of our product revenues. As a result of customer concentration any of the following factors could seriously harm our business:

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

OUR INCREASING DEPENDENCE ON SELLING THROUGH DISTRIBUTORS INCREASES THE RISKS AND COMPLEXITY OF OUR BUSINESS.

     Product revenues attributable to distributors have increased to 71% for the three months ended March 31, 2000 from 30% for the three months ended March 31, 1999. Much of this increase reflects design wins with new OEMs that rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, INCREASED LOSSES AND REDUCED MARKET SHARE.

     The high-speed communication, display and semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current products face competition from a number of sources including analog solutions, DVI-compliant solutions and other digital interface solutions. We expect competition in our market to increase. For example, Genesis Microchip has introduced a DVI-compliant product that will compete with our PanelLink Controllers. Other companies that have announced DVI-compliant solutions include ATI, Analog Devices, Pivotal Technologies, SIS, Smart ASIC, Texas Instruments and Thine. This list may not be complete. There may be other companies that have announced DVI-compliant solutions and we expect that additional companies are likely to enter the market.

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

OUR FOUNDRY, TEST AND ASSEMBLY CAPACITY MAY BE LIMITED DUE TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY.

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

WE DEPEND ON A THIRD-PARTY WAFER FOUNDRY TO MANUFACTURE NEARLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE MANUFACTURING PROCESS.

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

WE DEPEND ON THIRD-PARTY SUBCONTRACTORS FOR ASSEMBLY AND TEST, WHICH REDUCES OUR CONTROL OVER THE ASSEMBLY AND TEST PROCESSES.

     Our semiconductor products are assembled and tested by several independent subcontractors: Anam in Korea and Advanced Semiconductor Engineering in Taiwan, Malaysia and California, and Singapore Technologies Assembly Test Services in Singapore. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and result unforeseen operations problems.

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

WE HAVE ENTERED INTO A DEFINITIVE AGREEMENT TO ACQUIRE DVDO, INC. AND EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

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

     Acquisitions of high-technology companies are inherently risky, and no assurance can be given that the DVDO acquisition or our future acquisitions, if any, will be successful and will not adversely affect our business, operating results or financial condition. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

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

     A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States, and in the three months ended March 31, 2000, 88% of our revenues were from customers located outside of the United States, primarily in Taiwan, Japan and Hong Kong. Customers in Taiwan accounted for 34% of our revenues in the three months ended March 31, 2000. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

     -    difficulties in managing distributors;

     -    difficulties in staffing and managing foreign operations;

     -    political and economic instability;

     -    adequacy of local infrastructure; and

     -    difficulties in accounts receivable collections.

     In addition, OEMs who design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products have been denominated to date exclusively in United States dollars, increases in the value of the United States dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profits in that country. A portion of our international revenues may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in those foreign currencies.

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

WE ARE GROWING RAPIDLY, WHICH STRAINS OUR MANAGEMENT AND RESOURCES.

     We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. We have grown from 50 employees on December 31, 1998 to 108 employees on March 31, 2000. To manage our growth effectively, we must:

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

     Customers located in Taiwan were responsible for 34% of our product revenue for the three months ended March 31, 2000 and 38% of our product revenue for the three months ended March 31, 1999. If the facilities or equipment of these customers have been damaged as a result of prior earthquakes or are damaged by future earthquakes, they could reduce their purchases of our products, which would seriously harm our business. In addition, the operations of suppliers to our outside foundries, ASE and our Taiwanese customers could have been disrupted by the recent earthquake and could be disrupted by future earthquakes. These disruptions could disrupt the operations of our outside foundries, ASE and our Taiwanese customers, which could in turn seriously harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

THE PRICE OF OUR STOCK FLUCTUATES SUBSTANTIALLY AND MAY CONTINUE TO DO SO.

     The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in particular and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. The market price of our common stock has fluctuated significantly and may continue to fluctuate in response to a number of factors, including:

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

     - the number of our shares that are available for trading by the public and the trading volume of our shares; and

     - sales of a substantial number of shares previously subject to underwriters' lock-up restrictions.


     Due to these factors, the price of our stock may decline and the value of your investment would be reduced. Since our initial public offering in October 1999 our common stock has fluctuated as much as $28 in one day and as much as 40% from the prior day's closing price. In addition, the stock market experiences volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

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

     As of March 31, 2000, our cash included money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

     We have invested the initial public offering proceeds received in October 1999 in short-term, interest-bearing investment-grade securities. We plan to invest these funds in longer term investment-grade securities which may have a material effect on the fair market value of our portfolio in future periods due to fluctuations in interest rates.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-83665) with the Securities and Exchange Commission registering a total of 4,485,000 shares of common stock with a maximum aggregate offering price of $53.8 million. The Registration Statement was declared effective by the SEC on October 5, 1999, and on October 12, 1999, we completed the sale of all 4,485,000 registered shares at a price per share of $12.00. After deducting underwriting discounts and commissions and other offering expenses, we received aggregate proceeds from the offering of approximately $48.3 million. During the three months ended March 31, 2000, we generated cash from operations sufficient to meet our needs for working capital and capital expenditures and did not draw on the proceeds from our initial public offering.

     We intend to use the balance of the offering proceeds for general corporate purposes, including working capital and capital expenditures. Pending such use, we have invested such proceeds in short-term, interest bearing, investment-grade securities. In the future, we may invest such proceeds in interest-bearing, investment-grade securities with longer terms. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of Silicon Image, any person owning 10% or more of any class of equity securities of Silicon Image or any affiliate of Silicon Image.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         27.1     Financial Data Schedule

(b)  Reports on Form 8-K

         No such reports were filed during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000                 Silicon Image, Inc.

                                     /s/  Daniel K. Atler
                                     --------------------
                                     Daniel K. Atler
                                     Vice President Finance and Administration
                                     and Chief Financial Officer (Principal
                                     Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number            Exhibit Title
-------           -------------
27.1              Financial Data Schedule