Form 10-Q/A
period 2000-03-31
SILICON IMAGE INC
filed 2000-05-19
CIK 1003214

==============================================================================


                                UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q/A-1

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________ to _____________.

Commission file number            000-26887
                      ------------------------------------

                          SILICON IMAGE, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     77-0517246
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

             1060 Arques Avenue, Sunnyvale, California 94086
   ------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                              (408) 616-4000
   ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   [X]       No     [ ]

The number of shares outstanding of the issuer's common stock, par value $0.001, as of April 30, 2000 was 25,849,868 shares.


==============================================================================

      The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the period ended March 31, 2000, as set forth below and in the pages attached hereto:


ITEM 6.  EXHIBITS ON FORM 8-K

a.  Exhibits

    2.1 Amended and Restated Agreement and Plan of Reorganization, dated as of May 19, 2000, by and among the Registration, Video Acquisition Corp., and DVDO, Inc. and Laurence A. Thompson, Dale R. Adams, Cheng Hwee Chee, and David Buuck.

   *27.1  Financial Data Schedule

b.  Reports on Form 8-K

    No such reports were filed during the three months ended March 31, 2000.

*Previously filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SILICON IMAGE, INC.



      May 19, 2000                              /s/ Daniel K. Atler
----------------------------             --------------------------------------
           Date                                     Daniel K. Atler
                                              Vice President Finance and
                                            Administration and Chief Financial
                                             Officer (Principal Financial and
                                                   Accounting Officer)