Form 10-Q
period 2000-06-30
SILICON IMAGE INC
filed 2000-08-14
CIK 1003214

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to___________.

                        Commission file number: 000-26887

                               SILICON IMAGE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                           77-0396307
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of July 31, 2000 was 26,819,621 shares.

                               SILICON IMAGE, INC.
                               QUARTERLY REPORT ON
                                    FORM 10-Q
                           THREE AND SIX MONTHS ENDED
                                  JUNE 30, 2000


                                                                                                Page
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999                                                                 1

         Condensed Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2000 and 1999                                                   2

         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2000 and 1999                                                   3

         Notes to Unaudited Condensed Consolidated Financial Statements                          4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                   7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                             24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                      24

Item 2.   Change in Securities and Use of Proceeds                                               24

Item 3.   Defaults Upon Senior Securities                                                        25

Item 4.   Submission of Matters to a Vote of Security Holders                                    25

Item 5.   Other Information                                                                      25

Item 6.   Exhibits and Reports on Form 8-K                                                       25

Signatures                                                                                       26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SILICON IMAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       JUNE 30,           DECEMBER 31,
                                                                         2000                 1999
                                                                   -----------------    -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                              $   42,183           $   33,648
  Short-term investments                                                     20,283               24,499
  Accounts receivable                                                         3,774                4,553
  Inventory                                                                   1,612                  765
  Prepaid expenses and other current assets                                   1,979                1,324
                                                                   -----------------    -----------------
    Total current assets                                                     69,831               64,789
Property and equipment                                                        2,318                1,809
Other assets                                                                    884                  903
                                                                   -----------------    -----------------
    Total assets                                                         $   73,033           $   67,501
                                                                   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                        $   2,816            $   2,491
  Accrued liabilities                                                         4,971                3,277
  Capital lease obligations, current                                            474                  498
  Deferred margin on sales to distributors                                    4,356                3,143
                                                                   -----------------    -----------------
    Total current liabilities                                                12,617                9,409
Capital lease obligations, long-term                                            319                  528
                                                                   -----------------    -----------------
    Total liabilities                                                        12,936                9,937
                                                                   -----------------    -----------------

Commitments and contingencies (Note 4)

Stockholders' Equity
 Common stock, par value $0.001; 75,000,000 shares
    authorized; 25,932,000 and 25,743,000 shares issued
    and outstanding                                                              26                   26
  Additional paid-in capital                                                 95,708               85,415
  Notes receivable from stockholders                                         (1,220)              (1,455)
  Unearned compensation                                                     (10,629)              (6,021)
  Accumulated deficit                                                       (23,788)             (20,401)
                                                                   -----------------    -----------------
    Total stockholders' equity                                               60,097               57,564
                                                                   -----------------    -----------------
    Total liabilities and stockholders' equity                           $   73,033           $   67,501
                                                                   =================    =================

           See accompanying notes to condensed consolidated financial statements.

                               SILICON IMAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                  JUNE 30,                                   JUNE 30,
                                                   ----------------------------------------     ------------------------------------
                                                          2000                  1999                 2000                1999
                                                   -------------------    -----------------     ---------------     ----------------
Revenue:
  Product revenue                                          $   12,410            $   4,220          $   22,514            $   7,706
  Development and license revenue                                   -                    -                   -                  575
                                                   -------------------    -----------------     ---------------     ----------------

Total revenue                                                  12,410                4,220              22,514                8,281

Cost and operating expenses:
  Cost of product revenue                                       4,537                1,750               8,226                3,328
  Research and development                                      2,914                1,619               5,668                3,060
  Selling, general and administrative                           4,485                1,713               8,375                3,052
  Stock compensation and warrant expense                        2,871                1,507               5,326                2,898
                                                   -------------------    -----------------     ---------------     ----------------

    Total cost and operating expenses                          14,807                6,589              27,595               12,338
                                                   -------------------    -----------------     ---------------     ----------------

Loss from operations                                           (2,397)              (2,369)             (5,081)              (4,057)
Interest income                                                 1,028                  123               2,005                  210
Interest expense and other, net                                   (33)                 (33)                (68)                 (62)
                                                   -------------------    -----------------     ---------------     ----------------

Net loss before provision for income taxes                     (1,402)              (2,279)             (3,144)              (3,909)

Provision for income taxes                                       (172)                   -                (243)                   -
                                                   -------------------    -----------------     ---------------     ----------------

Net loss                                                  $    (1,574)          $   (2,279)         $   (3,387)          $   (3,909)
                                                   ===================    =================     ===============     ================

Net loss per share:
  Basic and diluted                                        $    (0.06)           $   (0.38)          $   (0.14)           $   (0.73)
                                                   ===================    =================     ===============     ================
  Weighted average shares                                      24,352                5,996              24,181                5,327
                                                   ===================    =================     ===============     ================

           See accompanying notes to condensed consolidated financial statements.

                               SILICON IMAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                    --------------------------------------
                                                                          2000                 1999
                                                                    -----------------    -----------------
Cash flows from operating activities:
  Net loss                                                                $   (3,387)          $   (3,909)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
    Depreciation and amortization                                                520                  296
    Stock compensation and warrant expense                                     5,326                2,898
    Interest income on stockholder notes                                         (68)                    -
    Change in assets and liabilities:
      Accounts receivable                                                        779                  (63)
      Inventory                                                                 (847)                 (55)
      Prepaid expenses and other assets                                         (636)                 (94)
      Accounts payable                                                           325                  390
      Accrued liabilities                                                      1,711                 (708)
      Deferred margin on sales to distributors                                 1,213                1,514
                                                                    -----------------    -----------------
        Net cash provided by operating activities                              4,936                  269
                                                                    -----------------    -----------------

Cash flows from investing activities:
  Purchase of short-term investments                                         (10,563)              (3,935)
  Proceeds from sale of short-term investments                                14,647                3,375
  Purchase of property and equipment                                            (898)                (113)
                                                                    -----------------    -----------------
        Net cash provided by (used in) investing activities                    3,186                 (673)
                                                                    -----------------    -----------------

Cash flows from financing activities:
  Principal payments on capital lease obligations                               (233)                (106)
  Proceeds from financing of property and equipment                                -                  789
  Proceeds from issuance of common stock                                         343                  311
  Proceeds from repayment of note receivable from shareholders                   303                    -
                                                                    -----------------    -----------------
        Net cash provided by financing activities                                413                  994
                                                                    -----------------    -----------------

Net increase in cash and cash equivalents                                      8,535                  590
Cash and cash equivalents at the beginning of the period                      33,648               10,096
                                                                    -----------------    -----------------
Cash and cash equivalents at the end of the period                        $   42,183           $   10,686
                                                                    =================    =================


           See accompanying notes to condensed consolidated financial statements.

                               SILICON IMAGE, INC.
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                  JUNE 30, 2000

1.  Basis of Presentation

     In the opinion of management, the unaudited condensed consolidated financial statements of Silicon Image, Inc. (the "Company") included herein have been prepared on a basis consistent with the December 31, 1999 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim condensed consolidated financial statements should be read in conjunction with the December 31, 1999 audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of future operating results.

2.  Net Loss Per Share

     The following tables set forth the computation of basic and diluted net loss per share of common stock:

                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                        JUNE 30,                                 JUNE 30,
                                          -------------------------------------     ------------------------------------
                                                2000                1999                 2000                1999
                                          -----------------    ----------------     ---------------    -----------------
Numerator (in thousands):
  Net loss                                      $   (1,574)         $   (2,279)         $   (3,387)          $   (3,909)
                                          =================    ================     ===============    =================

Denominator (in thousands):
  Weighted average shares                           25,875               8,723              25,823                8,054
  Less:  unvested common shares
        subject to repurchase                       (1,523)             (2,727)             (1,642)              (2,727)
                                          -----------------    ----------------     ---------------    -----------------
  Denominator for basic and diluted
        Calculation                                 24,352               5,996              24,181                5,327
                                          -----------------    ----------------     ---------------    -----------------

Net loss per share:
  Basic and diluted net loss per share           $   (0.06)          $   (0.38)          $   (0.14)           $   (0.73)
                                          =================    ================     ===============    =================

     As a result of the net losses incurred by the Company during the three and six month periods ended June 30, 2000 and 1999, all potential common shares were anti-dilutive and have been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                                                JUNE 30,
                                                                  --------------------------------------
                                                                        2000                 1999
                                                                  -----------------    -----------------
     Preferred Stock                                                             -           11,657,000
     Unvested common shares subject to repurchase                        1,302,000            2,727,000
     Stock options                                                       3,689,000            1,149,000
     Common stock warrants                                                 286,000              318,000

3.  Balance Sheet Components

                                                                      JUNE 30,           DECEMBER 31,
                                                                        2000                 1999
                                                                  -----------------    -----------------
                                                                             (IN THOUSANDS)
     Accounts receivable:
       Accounts receivable                                              $    3,875           $    4,654
       Allowance for doubtful accounts                                        (101)                (101)
                                                                  -----------------    -----------------
                                                                        $    3,774           $    4,553
                                                                  =================    =================

     Inventory:
       Work in process                                                   $     831            $     312
       Finished goods                                                          781                  453
                                                                  -----------------    -----------------
                                                                        $    1,612            $     765
                                                                  =================    =================

     Property and equipment:
       Furniture and equipment                                          $    1,507           $    1,158
       Computers and software                                                2,712                2,163
                                                                  -----------------    -----------------
                                                                             4,219                3,321
     Less:  accumulated depreciation                                        (1,901)              (1,512)
                                                                  -----------------    -----------------
                                                                        $    2,318           $    1,809
                                                                  =================    =================

     Accrued liabilities:
       Customer rebates and sales returns                               $    1,513           $    1,259
       Payroll and related expenses                                          1,641                  801
       Other                                                                 1,817                1,217
                                                                  -----------------    -----------------
                                                                        $    4,971           $    3,277
                                                                  =================    =================

4.       Stock Warrants

     In September 1998, the Company and a third party entered into an agreement to develop and promote the adoption of a digital display interface specification, which was amended in April 1999. Under the terms of these agreements, the Company issued two warrants, each to purchase 142,857 shares of the Company's common stock. The first warrant was immediately exercisable at an exercise price of $3.50 per share. The second warrant became exercisable during the quarter ended March 31, 1999 at an exercise price of $0.35 per share when the third party achieved a milestone. The Company recorded $346,000 in 1998 and $595,000 in 1999 of expense for these warrants which is included in stock compensation and warrant expense. We are obligated to issue an additional warrant for 142,857 shares of common stock at $0.35 per share upon satisfaction of a milestone. If this milestone is achieved, the Company will record an expense which will be equal to the fair value of the warrant at the time of issuance (the estimated fair value of the warrant at June 30, 2000 was $7.1 million). All warrants under this agreement will expire on September 16, 2004.

5.       Stock Based Compensation

      During the quarter ended June 30, 2000, the Company completed its acquisition of Zillion Technologies, LLC ("Zillion"), a privately held developer of high-speed transmission technology for data storage applications. In exchange for all of the membership interests in Zillion, the Company will issue shares of its common stock ratably over a four-year vesting period. The total value of the shares to be issued is $5.5 million which will be expensed over the vesting period using an accelerated method. A total of $513,000 has been amortized as of June 30, 2000. Net assets of Zillion were immaterial. The related acquisition costs were immaterial and expensed during the period.

      For the quarter ended June 30, 1999, the Company granted options and sold restricted stock to employees and consultants and recorded unearned stock compensation of $5.1 million. Unearned stock compensation will be amortized using an accelerated method over the vesting period and may decrease due to employees whose service terminated prior to vesting.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.

7.  Subsequent events

     ACQUISITION OF DVDO. The Company acquired DVDO, Inc. ("DVDO"), a privately held provider of digital video processing semiconductors for the consumer electronics industry, on July 6, 2000 for a total purchase price of $32.4 million. The Company exchanged approximately 643,000 shares of common stock and stock options with a fair value of approximately $31.7 million for all of the outstanding stock of DVDO. In addition, the Company issued approximately 83,000 shares of restricted stock subject to repurchase rights. The common stock was valued using the Company's average stock price for the five-day period ending July 6, 2000. The average price was $49.33. The Company also assumed outstanding stock options to purchase approximately 26,000 shares of common stock of which the fair value component of the options of approximately $172,000 will be included in the purchase price. Direct transaction costs related to the merger are estimated to be approximately $500,000. In addition, the Company will record $4.9 million of unearned compensation related to the approximately 83,000 shares of restricted stock and the intrinsic value of assumed unvested stock options to purchase approximately 26,000 shares of common stock.

     The acquisition will be accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair value. The estimated fair values will be determined upon completion of an independent appraisal. The transaction will be recorded on the Company's books in the quarter ended September 30, 2000.

     STOCK SPLIT. On July 17, 2000, the Company announced that its Board of Directors has approved a two-for-one stock split, to be effected in the form of a stock dividend. The record date for the stock split will be July 28, and thereafter, on or about August 18, the transfer agent will mail certificates representing one additional share for each share held on this record date. Based on shares outstanding as of July 31, 2000, the stock split will increase the number of shares outstanding from approximately 26.8 million to 53.6 million shares.

     The pro forma earnings per share and weighted average shares outstanding given the effect of the stock split are as follows (shares in thousands):

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                              --------------------------------------
                                                    2000                 1999
                                              -----------------    -----------------
     Net loss per share:
           Basic and diluted                        $   (0.03)           $   (0.19)
                                              =================    =================

     Weighted average shares:
           Basic and diluted                            48,704               11,992
                                              -----------------    -----------------

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

     In October 1999 we completed an initial public offering raising approximately $48 million. We have incurred losses in each year since inception, as well as for the six month period ended June 30, 2000. At June 30, 2000, we had an accumulated deficit of $23.8 million.

     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. For the six months ended June 30, 2000, sales to a Taiwanese distributor accounted for 19% of our product revenues and sales a Japanese distributor accounted for 18% of our product revenues. The percentage of our revenue attributable to sales to distributors continues to be a significant portion of our revenues and is related to revenue from design wins with OEMs which rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.

     In addition, a substantial portion of our business is conducted outside of the United States. All of our products are manufactured outside of the United States, and in the six months ended June 30, 2000, 85% of our revenues were from customers located outside of the United States, primarily in Taiwan, Japan, Hong Kong and Korea. Customers in Taiwan and Japan accounted for 34% and 25% of our revenues in the six months ended June 30, 2000. Although the percentage of our revenues derived from some countries has varied significantly from period to period, this is largely due to design wins with specific customers that incorporate our products into systems that are sold worldwide. Accordingly, the variability in our sales in these countries is not necessarily indicative of any geographic trends. Since many manufacturers of displays and personal computers are located in Asia, we expect that a majority of our product revenues will continue to be represented by sales to customers in that region. All revenue to date has been denominated in U.S. dollars.

     We will incur substantial stock compensation expense in future periods which represents non-cash charges incurred as a result of the issuance of stock and stock options to employees and consultants and shares issued in connection with the acquisitions of Zillion Technologies, LLC, in the quarter ended
June 30, 2000, and DVDO, Inc., subsequent to June 30, 2000. With respect to stock options granted to employees, such charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized under the accelerated method over the option vesting period. At June 30, 2000, the amount of employee unearned compensation was $10.6 million which will be amortized in future periods. The charge related to options granted to consultants is calculated at the end of each reporting period based upon the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period can fluctuate depending on the price and volatility of our stock. In addition, we expect to record $4.9 million of unearned compensation related to the intrinsic value of the unvested stock options assumed and unvested restricted stock issued in the DVDO acquisition, which will be amortized in future periods under the accelerated method over the option vesting period.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999.

     The following table sets forth certain statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                              -----------------------------      ------------------------------
                                                 2000             1999              2000            1999
                                              ------------     ------------      ------------    -----------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product revenue                                   100.0 %          100.0 %           100.0 %         93.1 %
  Development and license revenue                       -                -                 -            6.9
                                              ------------     ------------      ------------    -----------

    Total revenue                                   100.0            100.0             100.0          100.0

Cost and operating expenses:
  Cost of product revenue                            36.6             41.4              36.5           40.2
  Research and development                           23.5             38.4              25.2           37.0
  Selling, general and administrative                36.1             40.6              37.2           36.8
  Stock compensation and warrant expense             23.1             35.7              23.6           35.0
                                              ------------     ------------      ------------    -----------

    Total cost and operating expenses               119.3            156.1             122.5          149.0
                                              ------------     ------------      ------------    -----------

Loss from operations                                (19.3)           (56.1)            (22.5)         (49.0)
Interest income                                       8.3              2.9               8.9            2.5
Interest expense and other, net                      (0.3)            (0.8)             (0.3)          (0.7)
                                              ------------     ------------      ------------    -----------

Net loss before provision for income taxes          (11.3)           (54.0)            (13.9)         (47.2)

Provision for income taxes                           (1.4)               -              (1.1)             -

                                              ------------     ------------      ------------    -----------
Net loss                                            (12.7)%          (54.0)%           (15.0)%        (47.2)%
                                              ============     ============      ============    ===========

     PRODUCT REVENUE. Product revenue increased 194% to $12.4 million for the three months ended June 30, 2000 from $4.2 million for the three months ended June 30, 1999. For the six month period ended June 30, 2000, product revenue increased 192% to $22.5 million from $7.7 million for the comparable period in the prior year. The increase in product revenue was primarily the result of a significant increase in unit shipments of our higher-bandwidth products. The increase in unit shipments of these products was driven by increased market transition to higher resolution displays and the preference for our high-bandwidth PanelLink products for DVI-compliant systems. We expect that the rate of growth in our product revenue will slow in future periods.

     DEVELOPMENT AND LICENSE REVENUE. There were no revenues from product development and licensing activities in the three and six months ended June 30, 2000. For the six months ended June 30, 1999, we recognized $575,000 of development revenue, which represented amounts previously recorded as deferred revenue under a contract for the development of display technology. The contract was terminated during the first quarter of 1999 when the other party decided to reduce its research and development expenses. We do not expect development and license revenue to represent a material portion of total revenue in the future.

     COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs of manufacturing, assembling and testing our semiconductor devices and our related overhead costs. Product gross margin (product revenue minus cost of product revenue, as a percentage of product revenue) increased to 63.4% for the three months ended June 30, 2000 from 58.5% for the three months ended June 30, 1999. For the six months ended June 30, 2000, product gross margin increased to 63.5% from 56.8% for the six months ended June 30, 1999. The increase in product gross margin was the result of lower manufacturing costs offset by slightly lower average selling prices. The reduction in product costs was primarily the result of more efficient designs and lower overhead costs. The decrease in average selling prices was due to pricing pressures as a result of increased competition and an increase of customers who are eligible for volume discounts. We anticipate that our product gross margin will decrease from current levels in future periods as a result of increased volumes and competition in our markets.

     RESEARCH AND DEVELOPMENT. R&D consists primarily of compensation and associated costs relating to development personnel, consultants and prototypes. R&D was $2.9 million, or 23.5% of total revenue, for the three months ended June 30, 2000 and $1.6 million, or 38.4% of total revenue, for the comparable period in the prior year. R&D was $5.7 million, or 25.2% of total revenue for the six months ended June 30, 2000 and $3.1 million, or 37.0% of total revenue, for the six months ended June 30, 1999. The increase in absolute dollars was primarily due to the hiring of additional development personnel and outside consultants and an increase in expenses related to integrating our display receiver technology with additional functionality, such as high-bandwidth digital content protection, or HDCP, for flat panel displays and digital CRTs as well as our development of technology for data storage and networking applications. We expect that R&D will continue to increase in absolute dollars in the future.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A consists primarily of employee salaries, sales commissions, and marketing and promotional expenses. SG&A was $4.5 million, or 36.1% of total revenue, for the three month period ended June 30, 2000 and $1.7 million, or 40.6% of total revenue, for comparable period in the prior year. SG&A was $8.4 million, or 37.2% of total revenue for the six months ended June 30, 2000 and $3.1 million, or 36.9% of total revenue, for the six month period ended June 30, 1999. SG&A increased in absolute dollars due primarily to hiring of additional personnel and expanded sales and marketing activities related to the further broadening of our customer and product base and increased sales commissions due to increases in revenue. We expect that SG&A will continue to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur costs associated with being a public company.

     STOCK COMPENSATION AND WARRANT EXPENSE. Stock compensation and warrant expense was $2.9 million, or 23.1% of total revenue, for the three months ended June 30, 2000 and $1.5 million, or 35.7% of total revenue, for the three months ended June 30, 1999. Stock compensation and warrant expense was $5.3 million, or 23.7% of total revenue for the six months ended June 30, 2000 and $2.9 million, or 35.0% of total revenue, for the comparable period in the prior year. A substantial portion of the increase was due to the recognition of expense on option grants to consultants which fluctuates depending on our stock price as well as amortization of unearned compensation related to the vesting of employee stock options. In addition, in the quarter ended March 31, 1999, $595,000 related to the achievement of a milestone on a warrant issued to Intel is included in stock compensation and warrant expense and in the quarter ended June 30, 2000, $513,000 related to the acquisition of Zillion Technologies, LLC was included in stock compensation and warrant expense.

     INTEREST INCOME. Interest income increased to $1.0 million, or 8.3% of total revenue, in the three months ended June 30, 2000 from $123,000 or 2.9% of total revenue, in the three months ended June 30, 1999. For the six months ended June 30, 2000, interest income increased to $2.0 million, or 8.9% of total revenue, from $210,000, or 2.5% of total revenue, in the comparable period in the prior year. This increase was principally due to higher average cash balances resulting from the net proceeds of our initial public offering in October 1999.

     INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net for the three months ended June 30, 2000 and June 30, 1999 was $33,000. For the six months ended June 30, 2000, interest expense and other, net increased to $68,000 from $62,000 in the comparable period in the prior year.

     PROVISION FOR INCOME TAXES. For the six months ended June 30, 2000, the provision for income taxes was equal to 12.5% or our net income before stock compensation and warrant expense. This rate is lower than the statutory rate due primarily to utilization of net operating loss carry-forwards. Prior to March 31, 2000 we had not recorded a provision for federal or state income taxes since we have experienced net tax losses since inception. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not likely.

     At June 30, 2000 we had net operating loss carry-forwards for federal tax purposes of $3.5 million. These federal tax loss carry-forwards are available to reduce future taxable income and expire at various dates through fiscal 2020. Under the provisions of the Internal Revenue Code, some substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through October 1999, we have financed operations through a combination of private sales of convertible preferred stock, lines of credit and capital lease financing. In October 1999 we completed the sale of 4,485,000 shares of our common stock at a price of $12.00 per share in our initial public offering, receiving net proceeds of approximately $48.3 million. At June 30, 2000, we had $57.2 million in working capital and $62.5 million in cash, cash equivalents and short-term investments.

     Operating activities provided cash in the amount of $4.9 million during the six months ended June 30, 2000 and $269,000 in the six months ended June 30, 1999. The cash provided by operating activities during the six months ended June 30, 2000 was primarily a result of our net income before stock compensation and warrant expense, an increase in accrued liabilities, an increase in deferred margin on sales to distributors, a decrease in accounts receivable, partially offset by a increase in net inventory. The increase in accrued liabilities was primarily attributable to an increase in employee related accruals. The net increase in deferred margin on sales to distributors was related to the increase in the amount of product estimated to be held by our distributors and not sold to end customers, as our revenue recognition policy is to defer recognition of revenue on sales to distributors until sold by the distributor to the end customer. The net cash provided by operating activities for the six months ended June 30, 1999 was primarily a result of an increase in accounts payable and deferred margin on sales to distributors, partially offset by our net loss and a decrease in accrued liabilities. Accounts payable increased as a result of an overall increase in our inventory levels and operating expenses, as our business had grown, as well as the timing of our disbursements within the period.

     For the six months ended June 30, 2000, cash provided by investing activities was $3.2 million which was primarily attributable to proceeds from the sale of short-term investments partially offset by the purchase of short-term investments and the purchase of property and equipment. For the six months ended June 30, 1999 cash used in investing activities was $673,000 and related primarily to the purchase of short-term investments.

     Net cash provided by financing activities of $413,000 for the six months ended June 30, 2000 and was primarily attributable to proceeds from the issuance of common stock and repayment of several stockholder notes partially offset by principal payments on capital lease obligations. Net cash provided by financing activities of $994,000 for the six months ended June 30, 1999 was primarily attributable to proceeds from the financing of property and equipment and the exercise of stock options.

     In December 1998, we entered into a line of credit agreement which provides for borrowings of up to $4.0 million based on and secured by eligible accounts receivable. Borrowings accrue interest at the bank's commercial lending rate plus 0.25%. On October 15, 1999 the outstanding balance under this line of credit was paid in full. This line of credit expired in April 2000. In February 1999, we entered into a $2.5 million capital lease line that allows for the leasing of equipment and software over 33 to 42 month terms. The stated interest rate under this lease line is 8.0%. The lease line expires in October 2000. On June 30, 2000, we were in compliance with all lease line covenants and we had borrowed $841,000 under this lease line.

     We lease equipment and software under short-term and long-term leases with terms ranging from 12 to 42 months. We intend to exercise purchase options at the end of the lease terms for a minimal cost. We may spend up to approximately $5.0 million during the next 12 months for test equipment, potential tenant improvements and additional furniture, equipment and software. On October 15, 1999 we entered into an operating lease for corporate office space. The lease provides for average monthly rental payments of approximately $135,000 through July 2003. The lease is secured by a certificate of deposit in the amount of $733,000 which will be decreased by $150,000 per year over the next three years beginning in 2000. In addition, we lease a second facility under a noncancelable operating lease which expires in December 2002. We have subleased this facility on conventional terms through December 14, 2002.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     We incurred net losses of $4.0 million in 1997, $6.6 million in 1998, $7.6 million in 1999 and $3.4 million for the first six months of 2000, and we expect to continue to incur operating losses. As of June 30, 2000, we had an accumulated deficit of approximately $23.8 million. In the future, we expect research and development expenses and selling, general and administrative expenses to increase. We will also incur substantial non-cash charges relating to the amortization of unearned compensation and issuances of warrants. Although our revenues have increased in recent quarters, they may not continue to increase, and we may not achieve and subsequently sustain profitability.

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

     - competitive pressures resulting in lower than expected selling prices;

     - the announcement, introduction and the ability of competitors to ship products that are substitutes for our PanelLink products;

     - the availability of other semiconductors that are capable of communicating with our products; and

     - the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.

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

     - the availability of production capacity at our suppliers that manufacture our products.

IN THE PAST, OUR INTRODUCTION OF NEW PRODUCTS AND OUR PRODUCT MIX HAVE AFFECTED OUR QUARTERLY OPERATING RESULTS.

     We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses and inventory levels are based on our expectations of future revenues and our expenses are relatively fixed in the short term. Consequently, if revenues in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters may be harmed, adversely affecting the price of our stock.

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON THE WIDESPREAD ADOPTION AND USE OF THE DVI SPECIFICATION.

     Our business strategy is based upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between host systems and digital displays. We have faced challenges related to the acceptance of our products due to the incompatible technologies used by many host and display manufacturers. We cannot predict whether or at what rate the DVI specification will be adopted by manufacturers of host systems and displays. To date, very few complete DVI-compliant systems that include both a host system and a display have been shipped. Adoption of the DVI specification may be affected by the availability of host systems components able to communicate signals of DVI-compliant transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge, which could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification which use other interface technologies, such as LVDS. LVDS, or low voltage differential signaling, is a technology that is used in high-speed data transmission, primarily for notebook PCs. Any delay in the widespread adoption of the DVI specification would seriously harm our business.

OUR SUCCESS IS DEPENDENT ON INCREASING SALES OF OUR RECEIVER AND DISPLAY CONTROLLER PRODUCTS, WHICH DEPENDS ON HOST SYSTEM MANUFACTURERS INCLUDING DVI-COMPLIANT TRANSMITTERS IN THEIR SYSTEMS.

     Our success depends on increasing sales of our receiver and display controller products to display manufacturers. In the three months ended June 30, 2000, approximately 47% of our product revenues resulted from the sale of transmitter products to manufacturers of host systems. To increase sales of our receiver and display controller products, we need manufacturers of host systems to incorporate DVI-compliant transmitters into their systems, making these systems digital-ready. Unless host systems are digital-ready, they will not operate with digital displays thus limiting the demand for digital receiver and display controller products. This would seriously harm our business.

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

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON AN ADEQUATE SUPPLY OF DIGITAL DISPLAYS AT A PRICE THAT IS AFFORDABLE TO CONSUMERS.

     In order for the market for many of our products to grow, digital displays must be widely available and affordable to consumers. In the past, the supply of digital displays, such as flat panels, has been cyclical and consumers have been sensitive to display prices. We expect this pattern to continue. In addition, while there has been initial interest in CRTs with a digital interface, to date only a few manufacturers have announced intentions to manufacture digital CRTs and only one manufacturer has made such displays available for purchase. Our ability to sustain or increase our revenues may be limited should there not be an adequate supply of or demand for affordable digital displays.

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

OUR LENGTHY SALES CYCLE CAN RESULT IN UNCERTAINTY AND DELAYS IN GENERATING REVENUES.

     Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed six months. It can take an additional six months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be seriously harmed if a significant customer reduces or delays orders or chooses not to release products incorporating our products.

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

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. For the six months ended June 30, 2000, sales to a Taiwanese distributor accounted for 19% of our product revenues and sales to a Japanese distributor accounted for 18% of our product. For the six months ended June 30, 1999, sales to a third party manufacturer accounted for 13% of our total revenues, sales to two Japanese distributors accounted for 13% and 11% of our total revenues. As a result of customer concentration any of the following factors could seriously harm our business:

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

OUR DEPENDENCE ON SELLING THROUGH DISTRIBUTORS INCREASES THE RISKS AND COMPLEXITY OF OUR BUSINESS.

     Product revenues attributable to distributors continue to be a significant portion of our product revenue and increased to 68% of our product revenues for the six months ended June 30, 2000 from 50% of our product revenues for the comparable period in the prior year. Much of this increase reflects design wins with new OEMs that rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, INCREASED LOSSES AND REDUCED MARKET SHARE.

     The high-speed communication, display and semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current products face competition from a number of sources including analog solutions, DVI-compliant solutions and other digital interface solutions. We expect competition in our market to increase. For example, Analog Devices, ATI, Broadcom, Genesis Microchip, Pixelworks, Sage, SIS, Smart ASIC, Texas Instruments and Thine have all introduced or have announced intentions to introduce a DVI-compliant products that will compete with our PanelLink products. This list may not be complete. There may be other companies that have announced DVI-compliant solutions and we expect that additional companies are likely to enter the market.

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

OUR FOUNDRY, TEST AND ASSEMBLY CAPACITY MAY BE LIMITED DUE TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY.

     We are dependent on third party suppliers for all of our foundry, test and assembly functions. We depend on these suppliers to allocate to us a portion of their capacity sufficient to meet our needs to produce products of acceptable quality and with acceptable manufacturing yield and to deliver products to us in a timely manner. These third party suppliers fabricate, test and assemble products for other companies. We are aware of a potential decrease in available capacity. Therefore, it is likely that the lead time required to manufacture, test and assemble our products will increase, which may result in our inability to meet our customers demands and loss of customers, which would seriously harm our business.

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

     We do not have a long-term supply agreement with Taiwan Semiconductor Manufacturing Company, and instead obtain manufacturing services on a purchase order basis. This foundry has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of this foundry and it may reallocate capacity to other customers even during periods of high demand for our products. If this foundry were to become unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. This qualification process may also require significant effort by our customers. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts or make significant purchase commitments to secure access to manufacturing services.

     We may qualify additional foundries in the future. If we do not qualify additional foundries, we may be exposed to increased risk of capacity shortages due to our nearly complete dependence on Taiwan Semiconductor Manufacturing Company.

WE DEPEND ON THIRD-PARTY SUBCONTRACTORS FOR ASSEMBLY AND TEST, WHICH REDUCES OUR CONTROL OVER THE ASSEMBLY AND TEST PROCESSES.

     Our semiconductor products are assembled and tested by several independent subcontractors: Amkor Technology in Korea and Advanced Semiconductor Engineering in Taiwan and Malaysia and ISE in the United States. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and result unforeseen operations problems.

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

WE RECENTLY COMPLETED THE ACQUISITIONS OF ZILLION TECHNOLOGIES, LLC AND DVDO, INC. WE EXPECT TO MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND THESE ACQUISITIONS INVOLVE NUMEROUS RISKS.

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

     Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our acquisitions of Zillion or DVDO acquisition or our future acquisitions, if any, will be successful and will not adversely affect our business, operating results or financial condition. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

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

     A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. All of our products are manufactured outside of the United States, and in the six months ended June 30, 2000, 85% of our revenues were from customers located outside of the United States, primarily in Taiwan, Japan, Hong Kong and Korea. Customers in

Taiwan and Japan accounted for 34% and 25% of our revenues in the six months ended June 30, 2000. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

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

     We have been issued patents and have a number of pending United States patent applications. However, we cannot assure you that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. We have also acquired patents and other intellectual property in our acquisitions of DVDO and Zillion. It is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents. Effective copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

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

WE ARE GROWING RAPIDLY, WHICH STRAINS OUR MANAGEMENT AND RESOURCES.

     We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. We have grown from 50 employees at December 31, 1998 to 124 employees on June 30, 2000. To manage our growth effectively, we must:

     - implement and improve operational and financial systems;

     - train and manage our employee base;

     - successfully integrate operations and employees of businesses we have acquired; and

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

     Taiwan Semiconductor Manufacturing Company, the outside foundry that produces all of our semiconductor products, and Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products are located in Taiwan, which is an area susceptible to earthquakes. In addition, some of our significant customers are located in Taiwan. Damage caused by earthquakes may result in shortages in water or electricity or transportation, which could limit the production capacity of our outside foundries and ASE's ability to provide assembly and test services. Any reduction in the production capacity of our outside foundries or the ability of ASE to provide assembly and test services could cause delays or shortages in our product supply, which would seriously harm our business.

     Customers located in Taiwan were responsible for 34% of our product revenue for the six months ended June 30, 2000 and 35% of our product revenue for the six months ended June 30, 1999. If the facilities or equipment of these customers have been damaged as a result of prior earthquakes or are damaged by future earthquakes, they could reduce their purchases of our products, which would seriously harm our business. In addition, the operations of suppliers to our outside foundries, ASE and our Taiwanese customers could have been disrupted by the recent earthquake and could be disrupted by future earthquakes. These disruptions could disrupt the operations of our outside foundries, ASE and our Taiwanese customers, which could in turn seriously harm our business by resulting in shortages in our product supply or reduced purchases of our products.

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

     As of June 30, 2000, our cash included money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

     We have invested the initial public offering proceeds received in October 1999 in short-term, interest-bearing investment-grade securities. We may invest these funds in longer term investment-grade securities which may have a material effect on the fair market value of our portfolio in future periods due to fluctuations in interest rates.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-83665) with the Securities and Exchange Commission registering a total of 4,485,000 shares of common stock with a maximum aggregate offering price of $53.8 million. The Registration Statement was declared effective by the SEC on October 5, 1999, and on October 12, 1999, we completed the sale of all 4,485,000 registered shares at a price per share of $12.00. After deducting underwriting discounts and commissions and other offering expenses, we received aggregate proceeds from the offering of approximately $48.3 million. During the six months ended June 30, 2000, we generated cash from operations sufficient to meet our needs for working capital and capital expenditures and did not draw on the proceeds from our initial public offering.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 2000 Annual Meeting of Stockholders on May 23, 2000. The first matter voted upon at the meeting was the election of two Class I directors to serve until the 2003 Annual Meeting of Stockholders. At the meeting, Herbert Chang and Sang-Chul Han were elected as Class I directors by the following votes:

                                     SHARES            SHARES           SHARES            SHARES           BROKER
             NAME                     FOR             AGAINST         ABSTAINING         WITHHELD        NON-VOTES
Herbert Chang                     19,119,538                --               --            80,199              --
Sang-Chul Han                     19,108,138                --               --            91,599              --

         Our board of directors consists of six members and is divided into three classes, with each class consisting of two members and each class serving staggered three-year terms. The term of the Class II directors, who are currently David Hodges and Ronald Schmidt, will expire at the 2001 Annual Meeting of Stockholders, and the term of the Class III directors, who are currently David Lee and Andrew Rappaport, will expire at the 2002 Annual Meeting of Stockholders.

         The remaining matter voted upon at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of Silicon Image for the fiscal year ending December 31, 2000. At the meeting, the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by the following vote:

         SHARES                  SHARES                  SHARES                 SHARES                 BROKER
          FOR                    AGAINST               ABSTAINING              WITHHELD               NON-VOTES
        19,197,810               1,075                     852                     --                     --

         The shares numbers above do not reflect the two-for-one stock split of our common stock to be effected on or about August 18, 2000.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         10.27    Executive Bonus Plan adopted by Registrant on July 28, 2000
         27.1     Financial Data Schedule
(b)  Reports on Form 8-K

         No such reports were filed during the three months ended June 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2000                 Silicon Image, Inc.

                                        /s/  Daniel K. Atler
                                        ----------------------------------------
                                        Daniel K. Atler
                                        Vice President Finance and
                                        Administration and
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number            Exhibit Title
--------------------------------------------------------------
10.27             Executive Bonus Plan adopted by Registrant on July 28, 2000
27.1              Financial Data Schedule