Form 10-Q
period 2000-09-30
SILICON IMAGE INC
filed 2000-11-14
CIK 1003214

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

               /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of October 31, 2000 was 53,829,441 shares.

                               SILICON IMAGE, INC.
                               QUARTERLY REPORT ON
                                    FORM 10-Q
                           THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2000


                                                                                     Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000
            and December 31, 1999                                                      1

          Condensed Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 2000 and 1999                                   2

          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2000 and 1999                                   3

          Notes to Unaudited Condensed Consolidated Financial Statements               4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                  24


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                           24

Item 2.   Change in Securities and Use of Proceeds                                    24

Item 3.   Defaults Upon Senior Securities                                             25

Item 4.   Submission of Matters to a Vote of Security Holders                         25

Item 5.   Other Information                                                           25

Item 6.   Exhibits and Reports on Form 8-K                                            25

Signatures                                                                            25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SILICON IMAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                 2000              1999
                                                            -------------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                   $    42,731        $   33,648
  Short-term investments                                           20,212            24,499
  Accounts receivable, net                                          7,631             4,553
  Inventory                                                         3,147               765
  Prepaid expenses and other current assets                         2,024             1,324
                                                            -------------      ------------
    Total current assets                                           75,745            64,789
Property and equipment, net                                         3,806             1,809
Goodwill and intangible assets, net                                23,419                 -
Other assets                                                        1,011               903
                                                            -------------      ------------
    Total assets                                              $   103,981        $   67,501
                                                            =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $     7,793        $    2,491
  Accrued liabilities                                               5,266             3,277
  Capital lease obligations, current                                  433               498
  Deferred margin on sales to distributors                          5,461             3,143
                                                            -------------      ------------
    Total current liabilities                                      18,953             9,409
Capital lease obligations, long-term                                  243               528
                                                            -------------      ------------
    Total liabilities                                              19,196             9,937
                                                            -------------      ------------

Commitments and contingencies (Note 5)

Stockholders' Equity
 Common stock, par value $0.001; 75,000,000 shares
    authorized; 53,800,000 and 51,486,000 shares issued
    and outstanding                                                    54                51
  Additional paid-in capital                                      135,925            85,390
  Notes receivable from stockholders                                 (214)           (1,455)
  Unearned compensation                                           (12,779)           (6,021)
  Accumulated deficit                                             (38,201)          (20,401)
                                                            -------------      ------------
    Total stockholders' equity                                     84,785            57,564
                                                            -------------      ------------
    Total liabilities and stockholders' equity                $   103,981        $   67,501
                                                            =============      ============

     See accompanying notes to condensed consolidated financial statements.

                               SILICON IMAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      -------------------     --------------------
                                                        2000        1999        2000        1999
                                                      --------    -------    ---------     --------
Revenue:
  Product revenue                                     $ 14,462    $ 5,341     $ 36,976     $13,047
  Development and license revenue                            -                                 575
                                                      --------    -------    ---------     --------

Total revenue                                           14,462      5,341       36,976      13,622

Cost and operating expenses:
  Cost of product revenue                                5,449      1,921       13,675       5,249
  Research and development                               3,210      1,955        8,878       5,015
  Selling, general and administrative                    5,785      2,105       14,160       5,157
  Amortization of goodwill and
    intangible assets                                    2,157          -        2,157           -
  In-process research and development                    8,410          -        8,410           -
  Stock compensation and warrant expense                 4,801      1,496       10,127       4,394
                                                      --------    -------    ---------     --------

    Total cost and operating expenses                   29,812      7,477       57,407      19,815
                                                      --------    -------    ---------     --------

Loss from operations                                   (15,350)    (2,136)     (20,431)     (6,193)
Interest income                                          1,064        178        3,069         388
Interest expense and other, net                            (29)       (78)         (97)       (140)
                                                      --------    -------    ---------     --------

Net loss before provision for income taxes             (14,315)    (2,036)     (17,459)     (5,945)

Provision for income taxes                                 (98)         -         (341)          -
                                                      --------    -------    ---------     --------
Net loss                                              $(14,413)   $(2,036)    $(17,800)    $(5,945)
                                                      =========   ========    =========    ========

Net loss per share:
  Basic and diluted                                   $  (0.28)   $ (0.15)    $  (0.36)    $ (0.51)
                                                      =========   ========    =========    ========
  Weighted average shares                               50,652     13,892       49,126      11,734
                                                      =========   ========    =========    ========

        See accompanying notes toensed consolidated financial statements.

                               SILICON IMAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ---------------------
                                                                       2000        1999
                                                                    ---------    --------
Cash flows from operating activities:
  Net loss                                                          $(17,800)    $(5,945)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
    Depreciation and amortization                                        658         437
    Gain on sale of investments                                         (349)          -
    Amortization of investment premium                                   203           -
    Amortization of goodwill and intangible assets                     2,157           -
    In-process research and development                                8,410           -
    Stock compensation and warrant expense                            10,127       4,394
    Interest income on stockholder notes                                 (81)          -
    Change in assets and liabilities:
      Accounts receivable                                             (2,893)       (549)
      Inventory                                                       (2,027)       (201)
      Prepaid expenses and other assets                               (1,059)     (1,067)
      Accounts payable                                                 4,531         862
      Accrued liabilities                                                210         723
      Deferred margin on sales to distributors                         2,318       1,526
                                                                    ---------    --------
        Net cash provided by operating activities                      4,405         180
                                                                    ---------    --------

Cash flows from investing activities:
  Purchase of short-term investments                                 (10,563)     (6,381)
  Proceeds from sale of short-term investments                        14,996       5,336
  Cash obtained in acquisition                                            13           -
  Purchase of property and equipment                                  (2,476)       (289)
                                                                    ---------    --------
        Net cash provided by (used in) investing activities            1,970      (1,334)
                                                                    ---------    --------

Cash flows from financing activities:
  Principal payments on capital lease obligations                       (309)       (229)
  Proceeds from financing of property and equipment                        -         789
  Proceeds from issuance of common stock                               1,695         448
  Proceeds from repayment of note receivable from stockholders         1,322           -
                                                                    ---------    --------
        Net cash provided by financing activities                      2,708       1,008
                                                                    ---------    --------

Net increase (decrease) in cash and cash equivalents                   9,083        (146)
Cash and cash equivalents at the beginning of the period              33,648      10,096
                                                                    ---------    --------
Cash and cash equivalents at the end of the period                  $ 42,731     $ 9,950
                                                                    =========    ========

     See accompanying notes to condensed consolidated financial statements.

                               SILICON IMAGE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.   Basis of Presentation

     In the opinion of management, the unaudited condensed consolidated financial statements of Silicon Image, Inc. (the "Company") included herein have been prepared on a basis consistent with the December 31, 1999 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim condensed consolidated financial statements should be read in conjunction with the December 31, 1999 audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of future operating results. The accompanying financial statements have been restated to give effect to a two-for-one stock split effective August 18, 2000.

2.   Net Loss Per Share

     The following tables set forth the computation of basic and diluted net loss per share of common stock:

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                   ---------------------     ---------------------
                                                      2000        1999          2000        1999
                                                   ---------    --------     ---------    --------
     Numerator (in thousands):
       Net loss                                    $(14,413)    $(2,036)     $(17,800)    $(5,945)
                                                   =========    ========     =========    ========

     Denominator (in thousands):
       Weighted average shares                       53,288      19,116        52,193      17,110
       Less:  unvested common shares
             subject to repurchase                   (2,636)     (5,224)       (3,067)     (5,376)
                                                   ---------    --------     ---------    --------
       Denominator for basic and diluted
             calculation                             50,652      13,892        49,126      11,734
                                                   ---------    --------     ---------    --------

     Net loss per share:
       Basic and diluted net loss per share        $  (0.28)    $ (0.15)     $  (0.36)    $ (0.51)
                                                   =========    ========     =========    ========

     As a result of the net losses incurred by the Company during the three and nine month periods ended September 30, 2000 and 1999, all potential common shares were anti-dilutive and have been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                            SEPTEMBER 30,
                                                        ---------------------
                                                           2000          1999
                                                        ---------    ----------
     Preferred Stock                                            -    23,314,000
     Unvested common shares subject to repurchase       2,476,000     4,986,000
     Stock options                                      7,803,000     4,094,000
     Common stock warrants                                571,000       636,000

                               SILICON IMAGE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

3.   Balance Sheet Components

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       2000            1999
                                                  -------------    ------------
                                                          (IN THOUSANDS)
     Accounts receivable:
       Accounts receivable                          $    7,846      $    4,654
       Allowance for doubtful accounts                    (215)           (101)
                                                  -------------    ------------
                                                    $    7,631      $    4,553
                                                  =============    ============

     Inventory:
       Work in process                              $    1,635       $     312
       Finished goods                                    1,512             453
                                                  -------------    ------------
                                                    $    3,147       $     765
                                                  =============    ============

     Property and equipment:
       Furniture and equipment                      $    3,008      $    1,158
       Computers and software                            2,968           2,163
                                                  -------------    ------------
                                                         5,976           3,321
     Less:  accumulated depreciation                    (2,170)         (1,512)
                                                  -------------    ------------
                                                    $    3,806      $    1,809
                                                  =============    ============

     Accrued liabilities:
       Customer rebates and sales returns           $    1,389      $    1,259
       Payroll and related expenses                      1,716             801
       Other                                             2,161           1,217
                                                  -------------    ------------
                                                    $    5,266      $    3,277
                                                  =============    ============

4.   Business Combinations

     DVDO, INC. ("DVDO")
     The Company acquired DVDO, a privately held provider of digital video processing semiconductors for the consumer electronics industry, on July 6, 2000 for a total purchase price of $32.8 million in a transaction to be accounted for as a purchase. The Company exchanged approximately 1,288,000 shares of common stock and stock options with a fair value of $31.9 million for all of the outstanding stock of DVDO. In addition, the Company issued approximately 166,000 shares of restricted stock subject to repurchase rights. The common stock was valued using the Company's average stock price for the five-day period ending July 6, 2000. The average price was $24.66. The Company also assumed outstanding stock options to purchase approximately 52,000 shares of Silicon Image common stock of which the fair value component of the options of $163,000 is included in the purchase price. Direct transaction costs related to the merger, consisting primarily of investment advisory, legal and other professional service fees, were approximately $860,000. In addition, the Company recorded $4.9 million of unearned compensation related to the approximately 166,000 shares of restricted stock and the intrinsic value of assumed unvested stock options to purchase approximately 52,000 shares of common stock.

                               SILICON IMAGE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

4.   Business Combinations (continued)

     The acquisition has been accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as determined by an independent appraisal. The purchase price allocation is as follows:

     Inventory                                                   $   355
     Other current assets                                            271
     Fixed assets                                                    179
     In-process research and development                           8,410
     Intangibles                                                  12,615
     Goodwill                                                     12,982
                                                                 --------
       Total assets acquired                                      34,812

     Current liabilities                                           2,049
                                                                 --------
     Net assets acquired                                         $32,763
                                                                 ========

     In-process research and development, which has not reached technological feasibility and therefore has no alternative future use, has been expensed during the quarter ended September 30, 2000. Intangible assets consist of current technology, acquired workforce, trade name and patents. The acquired workforce and trade name are being amortized over an estimated useful life of two years, and the current technology, patents and goodwill are being amortized over an estimated useful life of three years.

         The intrinsic value of the assumed stock options to purchase approximately 52,000 shares of common stock, totaling $803,000, has been recorded as unearned compensation. The options were valued using the Black-Scholes option pricing model, applying an average expected life of 2.75 years, a weighted average risk-free interest rate of 6.28%, an expected dividend yield of zero percent, a volatility of 75% and a deemed fair value of $24.66. In addition, the Company issued approximately 166,000 shares of restricted stock subject to repurchase rights. In the event of a termination of employment for cause by the Company or voluntary termination by the employee, the Company has the right to repurchase a specified portion of the unvested shares at the original purchase price, with such right expiring over a 33-month vesting period. The value of these restricted shares of approximately $4.1 million has been recorded as unearned compensation. All unearned compensation recorded as part of this transaction is being amortized over the vesting period using an accelerated method.

     The following unaudited pro forma information gives effect to the acquisition of DVDO as if it had occurred on January 1, 2000 and January 1, 1999 by consolidating the results of operations of DVDO with the results of operations of the Company for the nine months ended September 30, 2000 and 1999, respectively. The pro forma results exclude the $8.4 million nonrecurring write-off of in-process research and development.

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                ----------------------
                                                   2000         1999
                                                ---------    ---------
Revenues                                        $ 38,248     $ 14,356
Net loss                                         (25,766)     (16,998)

Net loss per share:
  Basic and diluted net loss per share          $  (0.51)    $  (1.31)
  Weighted average shares                         50,056       13,021

                               SILICON IMAGE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

4.   Business Combinations (continued)

     The above unaudited pro forma consolidated information is not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the periods described above, nor does such information purport to indicate the results of the Company's future operations. In the opinion of management, all adjustments necessary to present fairly such pro forma information have been made.

      ZILLION TECHNOLOGIES, LLC ("ZILLION")
      During the quarter ended June 30, 2000, the Company completed its acquisition of Zillion, a privately held developer of high-speed transmission technology for data storage applications. In exchange for all of the membership interests in Zillion, the Company agreed to issue 300,000 shares of its common stock ratably over a four-year vesting period. The total value of the shares issued was $5.5 million which is being expensed over the vesting period using an accelerated method. A total of $1.6 million has been amortized as of September 30, 2000. Net assets of Zillion were immaterial. The related acquisition costs were immaterial and expensed during the period.

5.   Stock Warrants

     In September 1998, the Company and a third party entered into an agreement to develop and promote the adoption of a digital display interface specification, which was amended in April 1999. Under the terms of these agreements, the Company issued two warrants, each to purchase 285,714 shares of the Company's common stock. The first warrant was immediately exercisable at an exercise price of $1.75 per share. The second warrant became exercisable during the quarter ended March 31, 1999 at an exercise price of $0.175 per share when the third party achieved a milestone. The Company recorded $346,000 in 1998 and $595,000 in 1999 of expense for these warrants which is included in stock compensation and warrant expense. We are obligated to issue an additional warrant for 285,714 shares of common stock at $0.175 per share upon satisfaction of a milestone. If this milestone is achieved, the Company will record an expense which will be equal to the fair value of the warrant at the time of issuance (the estimated fair value of the warrant at September 30, 2000 was $3.5 million). All warrants under this agreement will expire on September 16, 2004.

6.   Stock Based Compensation

     The Company granted options and sold restricted stock to employees during the three months ended September 30, 2000 and 1999 and recognized unearned stock compensation of $5.6 million ($4.9 million in connection with the DVDO acquisition - see Note 4) and $1.8 million, respectively. Such unearned stock compensation will be amortized using an accelerated method over the vesting period and may decrease due to employees who terminate service prior to vesting.

7.   Recent Accounting Pronouncements

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes a model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. As amended, SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. The Company does not hold any derivative instruments that will be affected by the adoption of SFAS No. 133.

                               SILICON IMAGE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

7.   Recent Accounting Pronouncements (continued)

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. As amended, SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.

8.   Subsequent Events

     In October 2000, the Company entered into a financing agreement for the purchase of equipment which requires annual payments of approximately $430,000 through October 2003. The agreement is secured by a certificate of deposit totaling $1.3 million and bears interest at the rate in effect under this certificate of deposit plus 2%.

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

     In the third quarter of 1997, we began shipping our first generation PanelLink digital transmitter and receiver products in volume. Since that time, we have derived predominantly all of our revenue from the sale of our PanelLink products. We have introduced three new generations of transmitter and receiver products providing higher-speed and increased functionality since the first generation PanelLink products. In 1999, we began shipping seven new PanelLink products including our first generation digital display controller product. Our digital display controller products integrate our receiver with digital image processing and display controller technology, providing a solution to enable intelligent displays for the mass-market. In the third quarter of 2000, we demonstrated technology that is applicable to both the storage and networking markets. We have not yet completed development of our first products in these markets.

     In October 1999 we completed an initial public offering raising approximately $48 million. We have incurred losses in each year since inception, as well as for the nine month period ended September 30, 2000. At September 30, 2000, we had an accumulated deficit of $38.2 million.

     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. For the nine months ended September 30, 2000, sales to a Taiwanese distributor accounted for 20% of our product revenues and sales to a Japanese distributor accounted for 17% of our product revenues. The percentage of our revenue attributable to sales to distributors continues to be a significant portion of our revenues and is related to revenue from design wins with OEMs which rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.

     In addition, a substantial portion of our business is conducted outside of the United States. All of our products are manufactured outside of the United States, and in the nine months ended September 30, 2000, 84% of our revenues were from customers located outside of the United States, primarily in Taiwan, Japan and Hong Kong. Customers in Taiwan and Japan accounted for 36% and 26%, respectively, of our revenues in the nine months ended September 30, 2000. Although the percentage of our revenues derived from some countries has varied significantly from period to period, it is largely due to design wins with specific customers that incorporate our products into systems that are sold worldwide. Accordingly, the variability in our sales in these countries is not necessarily indicative of any geographic trends. Since many manufacturers of displays and personal computers are located in Asia, we expect that a majority of our product revenues will continue to be represented by sales to customers in that region. All revenue to date has been denominated in U.S. dollars.

     We have incurred and will continue to incur substantial stock compensation expense in future periods which represents non-cash charges incurred as a result of the issuance of stock and stock options to employees and consultants and shares issued in connection with the acquisitions of Zillion Technologies, LLC, in the quarter ended June 30, 2000, and DVDO, Inc., in the quarter ended September 30, 2000. With respect to stock options granted to employees, such charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized under the accelerated method over the option vesting period. At September 30, 2000, the amount of employee unearned compensation was $12.8 million which will be amortized in future periods. The charge related to options granted to consultants is calculated at the end of each reporting period based upon the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period can fluctuate depending on the price and volatility of our stock.

     In September 1998, we entered into several agreements with Intel Corporation. Under the terms of these agreements, we issued to Intel two warrants, each to purchase 285,714 shares of our common stock. The first warrant was issued in September 1998 and was immediately exercisable at an exercise price of $1.75 per share. The second warrant was issued in September 1998 and became exercisable on March 31, 1999 at an exercise price of $0.175 per share. Charges associated with the fair value of the warrants issued to Intel were expensed as Intel progressed towards achievement of a milestone. We are obligated to issue an additional warrant to Intel for 285,714 shares of our common stock exercisable at $0.175 per share upon satisfaction of a milestone. In the event that we issue this warrant, we will record an expense which will be equal to the fair value of the warrant at the time of issuance. The size of this expense may be significant and will be dependent on the price and volatility of our stock at that time.

     All of our sales are made on the basis of cancelable purchase orders rather than long-term agreements. In addition, the sales cycle for our products is long which may cause us to experience a delay between the time we incur expenses and the time we generate revenue from these expenditures. We intend to continue to increase our investment in research and development, selling, general and administrative functions and inventory as we seek to expand our operations. We anticipate the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, seriously harming our operating results for that quarter and potentially future quarters.

     For a further overview of our accounting policies and risk factors, please refer to the additional disclosures made in our Form 10-K for the year ended December 31, 1999 filed with the SEC.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

     The following table sets forth certain statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------    -----------------
                                                2000       1999       2000      1999
                                              -------------------    -----------------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Product revenue                              100.0 %    100.0 %    100.0 %    95.8 %
  Development and license revenue                  -          -          -       4.2
                                              ------      -----      -----     -----

    Total revenue                              100.0      100.0      100.0     100.0

Cost and operating expenses:
  Cost of product revenue                       37.7       36.0       37.0      38.5
  Research and development                      22.2       36.6       24.0      36.8
  Selling, general and administrative           40.0       39.4       38.3      37.9
  Amortization of goodwill and intangible
    assets                                      14.9          -        5.8         -
  In-process research and development           58.2          -       22.7         -
  Stock compensation and warrant expense        33.2       28.0       27.4      32.3
                                              ------      -----      -----     -----

    Total cost and operating expenses          206.2      140.0      155.2     145.5
                                              ------      -----      -----     -----

Loss from operations                          (106.2)     (40.0)     (55.2)    (45.5)
Interest income and other, net                   7.2        1.9        8.0       1.9
                                              ------      -----      -----     -----

Net loss before provision for income taxes     (99.0)     (38.1)     (47.2)    (43.6)

Provision for income taxes                      (0.7)         -       (0.9)        -
                                              ------      -----      -----     -----
Net loss                                       (99.7)%    (38.1)%    (48.1)%   (43.6)%
                                              ======      =====      =====     =====

     PRODUCT REVENUE. Product revenue increased 170.8% to $14.5 million for the three months ended September 30, 2000 from $5.3 million for the three months ended September 30, 1999. For the nine month period ended September 30, 2000, product revenue increased 183.4% to $37.0 million from $13.0 million for the comparable period in the prior year. The increase in product revenue was primarily the result of a significant increase in unit shipments of our higher-bandwidth products. The increase in unit shipments of these products was driven by increased market transition to higher resolution displays and the preference for our high-bandwidth PanelLink products for DVI-compliant systems. We expect that the rate of growth in our product revenue will slow in future periods.

     DEVELOPMENT AND LICENSE REVENUE. There were no revenues from product development and licensing activities in the three and nine months ended September 30, 2000. For the nine months ended September 30, 1999, we recognized $575,000 of development revenue, which represented amounts previously recorded as deferred revenue under a contract for the development of display technology. The contract was terminated during the first quarter of 1999 when the other party decided to reduce its research and development expenses. We do not expect development and license revenue to represent a material portion of total revenue in the future.

     COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs of manufacturing, assembling and testing our semiconductor devices and our related overhead costs. Product gross margin (product revenue minus cost of product revenue, as a percentage of product revenue) decreased to 62.3% for the three months ended

September 30, 2000 from 64.0% for the three months ended September 30, 1999. The decrease in product gross margin during the three month periods was due to a decrease in average selling prices as well as an increase in product costs. The decrease in average selling prices was due to pricing pressures as a result of an anticipated increase in competition and an increase in volumes sold through distributors. For the nine months ended September 30, 2000, product gross margin increased to 63.0% from 59.8% for the nine months ended September 30, 1999. The increase in product gross margin during the nine month periods was primarily due to more efficient designs and lower overhead costs. We anticipate that our product gross margin will decrease from current levels in future periods as a result of increased competition in our markets and our desire to increase the penetration of our products into these markets.

     RESEARCH AND DEVELOPMENT. R&D consists primarily of compensation and associated costs relating to development personnel, consultants and prototypes. R&D was $3.2 million, or 22.2% of total revenue, for the three months ended September 30, 2000 and $2.0 million, or 36.6% of total revenue, for the comparable period in the prior year. R&D was $8.9 million, or 24.0% of total revenue, for the nine months ended September 30, 2000 and $5.0 million, or 36.8% of total revenue, for the nine months ended September 30, 1999. The increase in absolute dollars during these periods was primarily due to the hiring of additional development personnel and outside consultants, an increase in expenses related to integrating our display receiver technology with additional functionality, such as high-bandwidth digital content protection, or HDCP, for flat panel displays and digital CRTs, integration of PanelLink technology with DVDO technology and our development of technology for data storage and networking applications such as serial ATA. We expect that R&D will continue to increase in absolute dollars in the future.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A consists primarily of employee salaries, sales commissions, and marketing and promotional expenses. SG&A was $5.8 million, or 40.0% of total revenue, for the three month period ended September 30, 2000 and $2.1 million, or 39.4% of total revenue, for comparable period in the prior year. SG&A was $14.2 million, or 38.3% of total revenue for the nine months ended September 30, 2000 and $5.2 million, or 37.9% of total revenue, for the nine month period ended September 30, 1999. SG&A increased in absolute dollars due primarily to hiring of additional personnel and expanded sales and marketing activities related to the further broadening of our customer and product base and increased sales commissions attributable to increases in revenue. We expect that SG&A will continue to increase in absolute dollars as we hire additional personnel and continue to expand our sales and marketing efforts.

     AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. In the quarter ended September 30, 2000 we recorded amortization of goodwill and intangible assets related to the acquisition of DVDO of $2.2 million. Amortization charges will continue through June 2003.

     IN-PROCESS RESEARCH AND DEVELOPMENT. In the quarter ended September 30, 2000 a one time in-process research and development charge related to the acquisition of DVDO was recorded in the amount of $8.4 million. In-process research and development represents the value assigned in a purchase business combination to research and development activities of the acquired business that had not yet reached technological feasibility and therefore have no alternative future use. We expect to make future acquisitions where advisable and may record additional charges as in-process research and development in connection with those acquisitions.

     STOCK COMPENSATION AND WARRANT EXPENSE. Stock compensation and warrant expense was $4.8 million, or 33.2% of total revenue, for the three months ended September 30, 2000 and $1.5 million, or 28.0% of total revenue, for the three months ended September 30, 1999. Stock compensation and warrant expense was $10.1 million, or 27.4% of total revenue for the nine months ended September 30, 2000 and $4.4 million, or 32.3% of total revenue, for the comparable period in the prior year. A substantial portion of the increase in absolute dollars during these periods was due to the recognition of expense on option grants, the amount of which increased as our stock price increased, as well as amortization of unearned compensation related to the vesting of restricted stock and employee stock options. In addition, in the nine months ended September 30, 1999, $595,000 related to the achievement of a milestone on a warrant issued to Intel was included in stock compensation and warrant expense. In the nine months ended September 30, 2000, $1.6 million related to the acquisition of Zillion Technologies, LLC and $1.4 million related to the acquisition of DVDO, Inc. were included in stock compensation and warrant expense.

     INTEREST INCOME. Interest income increased to $1.1 million, or 7.4% of total revenue, in the three months ended September 30, 2000 from $178,000, or 3.3% of total revenue, in the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest income increased to $3.1 million, or 8.3% of total revenue, from $388,000, or 2.8% of total revenue, in the comparable period in the prior year. This increase was principally due to interest earned on higher average cash balances resulting from the net proceeds of our initial public offering in October 1999.

     INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net for the three months ended September 30, 2000 and September 30, 1999 was $29,000 and $78,000, respectively. For the nine months ended September 30, 2000, interest expense and other, net decreased to $97,000 from $140,000 in the comparable period in the prior year.

     PROVISION FOR INCOME TAXES. For the nine months ended September 30, 2000, the provision for income taxes was equal to 10.5% of our net income before non-cash charges including in-process research and development, amortization of goodwill and intangible assets and stock compensation and warrant expense. This rate is lower than the statutory rate due primarily to utilization of net operating loss carry-forwards. Prior to March 31, 2000 we had not recorded a provision for federal or state income taxes since we have experienced net tax losses since inception. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not likely.

     At September 30, 2000 we had net operating loss carry-forwards for federal tax purposes of $1 million. These federal tax loss carry-forwards are available to reduce future taxable income and expire at various dates through fiscal 2020. Under the provisions of the Internal Revenue Code, some substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     From our inception through October 1999, we have financed operations through a combination of private sales of convertible preferred stock, lines of credit and capital lease financing. In October 1999 we completed the sale of 4,485,000 shares of our common stock at a price of $12.00 per share in our initial public offering, receiving net proceeds of approximately $48.3 million. At September 30, 2000, we had $56.8 million in working capital and $62.9 million in cash, cash equivalents and short-term investments.

     Operating activities provided cash in the amount of $4.4 million during the nine months ended September 30, 2000 and $180,000 in the nine months ended September 30, 1999. The cash provided by operating activities during the nine months ended September 30, 2000 was primarily a result of our net income before non-cash charges that include amortization of goodwill and intangible assets, in-process research and development and stock compensation and warrant expense and an increase in accounts payable and deferred margin on sales to distributors partially offset by an increase in inventory and accounts receivable. The net cash provided by operating activities for the nine months ended September 30, 1999 was primarily a result of an increase in accounts payable and deferred margin on sales to distributors, partially offset by our net loss before non-cash charges and an increase in prepaid expenses and other assets. Accounts payable increased as a result of an overall increase in our inventory levels and operating expenses, as our business grew, as well as the timing of our disbursements within the period. Deferred margin on sales to distributors increased due to the increase in the amount of product estimated to be held by our distributors and not sold to end customers, as our revenue recognition policy is to defer recognition of revenue on sales to distributors until sold by the distributor to the end customer. For the nine months ended September 30, 1999, prepaid expenses and other assets increased as costs related to our initial public offering were incurred and deferred. These costs were offset against the proceeds of the offering in the fourth quarter of 1999.

     For the nine months ended September 30, 2000, cash provided by investing activities was $2.0 million which was primarily attributable to proceeds from the sale of short-term investments partially offset by the purchase of short-term investments and the purchase of property and equipment. For the nine months ended September 30, 1999 cash used in investing activities was $1.3 million and related primarily to the purchase of short-term investments.

     Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2000 was primarily attributable to proceeds from the issuance of common stock and repayment of stockholder notes partially offset by principal payments on capital lease obligations. Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 1999 and was primarily attributable to proceeds from the financing of property and equipment and the cash received from exercise of stock options for common stock, partially offset by principal payments on lease obligations.

     In December 1998, we entered into a line of credit agreement which provides for borrowings of up to $4.0 million based on and secured by eligible accounts receivable. Borrowings accrue interest at the bank's commercial lending rate plus 0.25%. On October 15, 1999 the outstanding balance under this line of credit was paid in full. This line of credit expired in April 2000. In February 1999, we entered into a $2.5 million capital lease line that allows for the leasing of equipment and software over 33 to 42 month terms. The stated interest rate under this lease line is 8.0%. The lease line expired in October 2000. On September 30, 2000, we were in compliance with all lease line covenants and had borrowed $841,000 under this lease line. In October 2000, we entered into a financing agreement for the purchase of equipment which requires annual payments of approximately $430,000 through October 2003. The agreement is secured by a certificate of deposit totaling $1.3 million and bears interest at the rate in effect under this certificate of deposit plus 2%.

     We lease equipment and software under short-term and long-term leases with terms ranging from 12 to 42 months. We intend to exercise purchase options at the end of the lease terms for a minimal cost. We may spend approximately $3.0 million during the next 12 months for test equipment, potential tenant improvements and additional furniture, equipment and software. On October 15, 1999 we entered into an operating lease for corporate office space. The lease provides for average monthly rental payments of approximately $135,000 through July 2003. The lease is secured by a certificate of deposit in the amount of $733,000 which will be decreased by $150,000 per year over the next three years beginning in 2000. In addition, we lease a second facility under a noncancelable operating lease which expires in December 2002. We have subleased this facility on conventional terms through December 14, 2002.

     We believe that existing cash balances will be sufficient to meet our capital requirements for at least the next 12 months. After the next 12 months, our capital requirements will depend on many factors, including revenue, the levels at which we maintain inventory and accounts receivable, costs of securing access to adequate manufacturing capacity and increases in our operating expenses. To the extent that existing resources, and cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or our stockholders.

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

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     We incurred net losses of $4.0 million in 1997, $6.6 million in 1998, $7.6 million in 1999 and $17.8 million for the first nine months of 2000, and we expect to continue to incur operating losses. As of September 30, 2000, we had an accumulated deficit of approximately $38.2 million. In the future, we expect research and development expenses and selling, general and administrative expenses to increase. We will also incur substantial non-cash charges relating to the amortization of unearned compensation, amortization of goodwill and intangible assets from acquisitions and issuances of warrants. Although our revenues have increased in recent quarters, they may not continue to increase, and we may not achieve and subsequently sustain profitability.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE DUE TO FACTORS RELATED TO OUR INDUSTRY, THE MARKETS FOR OUR PRODUCTS AND HOW WE MANAGE OUR BUSINESS.

     Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry and the markets for our products over which we have little or no control. Any of these factors could adversely affect our business and cause our stock price to fluctuate. These factors include:

     - the growth of the markets for digital-ready host systems and displays and storage and networking devices;

     - the strength or weakness in demand for PCs and the number of new PC designs released into the marketplace;

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

IN THE PAST, OUR INTRODUCTION OF NEW PRODUCTS AND OUR PRODUCT MIX HAVE AFFECTED OUR QUARTERLY OPERATING RESULTS.

     We also anticipate that the rate of orders from our customers may vary significantly from quarter to quarter. Our expenses and inventory levels are based on our expectations of future revenues and our expenses are relatively fixed in the short term. Consequently, if revenues in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters may be harmed, adversely affecting our business and the price of our stock.

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

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON AN ADEQUATE SUPPLY OF DIGITAL DISPLAYS AT A PRICE THAT IS AFFORDABLE TO CONSUMERS.

     In order for the market for many of our products to grow, digital displays must be widely available and affordable to consumers. In the past, the supply of digital displays, such as flat panels, has been cyclical and consumers have been sensitive to display prices. We expect this pattern to continue. In addition, while there has been initial interest in CRTs with a digital interface, to date only a few manufacturers have announced intentions to manufacture digital CRTs and only two manufacturers have made such displays available for purchase. Our ability to sustain or increase our revenues may be limited should there not be an adequate supply of or demand for affordable digital displays.

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

OUR LENGTHY SALES CYCLE CAN RESULT IN UNCERTAINTY AND DELAYS IN GENERATING REVENUES.

     Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed nine months. It can take an additional nine months before a customer commences volume shipments of systems that incorporate our products. However, even when a manufacturer decides to design our products into its systems, the manufacturer may never ship systems incorporating our products. Given our lengthy sales cycle, we may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. As a result, our business could be seriously harmed if a significant customer reduces or delays orders or chooses not to release products incorporating our products.

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

OUR RELATIONSHIP WITH INTEL INVOLVES COMPETITIVE RISKS.

     We have entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor's patents, except in identified types of products. We believe that the scope of our license to Intel excludes our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel's rights to our patents could reduce the value of our patents to any third party who otherwise might be interested in acquiring rights to use our patents in such products. Finally, Intel could endorse a competing digital interface, or develop its own proprietary digital interface, which would seriously harm our business.

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     Historically, a relatively small number of customers and distributors have accounted for a significant portion of our product revenues. For the nine months ended September 30, 2000, sales to a Taiwanese distributor accounted for 20% of our product revenues and sales to a Japanese distributor accounted for 17% of our product revenues. For the nine months ended September 30, 1999, sales to a third party manufacturer accounted for 11% of our total revenues, sales to two Japanese distributors accounted for 14% and 13% of our total revenues and sales to a Taiwanese distributor accounted for 12% of our total revenues. As a result of customer concentration any of the following factors could seriously harm our business:

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

OUR DEPENDENCE ON SELLING THROUGH DISTRIBUTORS INCREASES THE RISKS AND COMPLEXITY OF OUR BUSINESS.

     Product revenues attributable to distributors continue to be a significant portion of our product revenue and increased to 68% of our product revenues for the nine months ended September 30, 2000 from 54% of our product revenues for the comparable period in the prior year. Much of this increase reflects design wins with new OEMs that rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, INCREASED LOSSES AND REDUCED MARKET SHARE.

     The high-speed communication, display, semiconductor networking and storage industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. Our current display products face competition from a number of sources including analog solutions, DVI-compliant solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, nVidia, Pixelworks, Sage, SIS, Smart ASIC, Texas Instruments and Thine have all begun shipping DVI-compliant products or announced their intentions to introduce a DVI-compliant product that will compete with our PanelLink products. This list may not be complete. There may be other companies that have announced DVI-compliant solutions and we expect that additional companies are likely to enter the market. Similarly, we have recently demonstrated technology that is applicable to the storage market where we will face competition from companies already established in this market such as Texas Instruments, Vitesse and Infineon as well as new entrants into this market. We cannot be sure that our first storage product or subsequent storage products will become accepted solutions in this market.

     Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to large customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product than we may. In addition, in the process of establishing our technology as a display industry standard, and to ensure rapid adoption of the DVI specification, we have agreed to license specific elements of our intellectual property to others for free. We have also licensed elements of our intellectual property to Intel and other semiconductor companies and we may continue to do so. Competitors could use these elements of our intellectual property to compete against us. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products, increasing our losses and reducing our market share.

OUR SUCCESS DEPENDS ON THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS, WHICH WE MAY NOT BE ABLE TO DO IN A TIMELY MANNER BECAUSE THE PROCESS OF DEVELOPING HIGH-SPEED SEMICONDUCTOR PRODUCTS IS COMPLEX AND COSTLY.

     The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products on several occasions in the past, some of which exceeded nine months. We expect to introduce new transmitter, receiver and controller products in the future. We also are developing our initial products designed for high-speed networking and storage applications, including Serial ATA, our first product designed for the storage market. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including:

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

OUR FOUNDRY, TEST AND ASSEMBLY CAPACITY MAY BE LIMITED DUE TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY.

         We are dependent on third party suppliers for all of our foundry, test and assembly functions. We depend on these suppliers to allocate to us a portion of their capacity sufficient to meet our needs to produce products of acceptable quality and with acceptable manufacturing yield and to deliver products to us in a timely manner. These third party suppliers fabricate, test and assemble products for other companies. Therefore, it is likely that the lead time required to manufacture, test and assemble our products will increase in times of decreasing capacity, which may result in our inability to meet our customers demands and loss of customers, which would seriously harm our business.

WE DEPEND ON A THIRD-PARTY WAFER FOUNDRY TO MANUFACTURE NEARLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE MANUFACTURING PROCESS.

     We do not own or operate a semiconductor fabrication facility. We rely almost entirely on Taiwan Semiconductor Manufacturing Company ("TSMC"), an outside foundry, to produce all of our semiconductor products. Our reliance on independent foundries involves a number of significant risks, including:

     - reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

     - lack of guaranteed production capacity or product supply; and

     - lack of availability of, or delayed access to, next-generation or key process technologies.

     We do not have a long-term supply agreement with TSMC or other foundries and instead obtain manufacturing services on a purchase order basis. This foundry has no obligation to supply products to us for any specific period, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of this foundry and they may reallocate capacity to other customers even during periods of high demand for our products. If this foundry were to become unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, resulting in unforeseen manufacturing and operations problems. This qualification process may also require significant effort by our customers. In addition, if competition for foundry capacity increases, our product costs may increase, and we may be required to pay significant amounts or make significant purchase commitments to secure access to manufacturing services.

     We may qualify additional foundries in the future. If we do not qualify additional foundries, we may be exposed to increased risk of capacity shortages due to our nearly complete dependence on TSMC.

WE DEPEND ON THIRD-PARTY SUBCONTRACTORS FOR ASSEMBLY AND TEST, WHICH REDUCES OUR CONTROL OVER THE ASSEMBLY AND TEST PROCESSES.

     Our semiconductor products are assembled and tested by several independent subcontractors: Amkor Technology in Korea and Advanced Semiconductor Engineering in Taiwan and Malaysia, Fujitsu in Japan and ISE in the United States. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involves risks such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of manufacturing, assembling or testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time consuming and difficult and result in unforeseen operations problems.

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

     Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our acquisitions of Zillion or DVDO or our future acquisitions, if any, will be successful and will not adversely affect our business, operating results or financial condition. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL TO BE SUCCESSFUL, AND COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE IN OUR MARKET.

     Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. We do not have key person life insurance on any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location in the Silicon Valley area in California due to a number of factors, including the high concentration of established and emerging growth technology companies. This competition makes it difficult to retain our key personnel and to recruit new highly-qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring candidates with appropriate qualifications and retaining our key executives and employees, our business could be seriously harmed.

WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS BECAUSE A MAJORITY OF OUR PRODUCTS AND OUR CUSTOMERS' PRODUCTS ARE MANUFACTURED AND SOLD OUTSIDE OF THE UNITED STATES.

     A substantial portion of our business is conducted outside of the United States and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan, and in the nine months ended September 30, 2000, 84% of our revenues were from customers located outside of the United States, primarily in Taiwan, Japan and Hong Kong. Customers in Taiwan and Japan accounted for 36% and 26% of our revenues, respectively, in the nine months ended September 30, 2000. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including:

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

     We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning no patent protection will be obtained in some jurisdictions. We have also acquired intellectual property, including patent applications, in our acquisitions of DVDO and Zillion. It is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products, or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

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

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US WHICH COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND.

     In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, where a number of companies aggressively use their patent portfolios to bring numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits" alleging infringement of intellectual property rights, which pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

WE ARE GROWING RAPIDLY, WHICH STRAINS OUR MANAGEMENT AND RESOURCES.

     We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. We have grown from 50 employees at December 31, 1998 to 140 employees on September 30, 2000. To manage our growth effectively, we must:

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

OUR OPERATIONS AND THE OPERATIONS OF OUR SIGNIFICANT CUSTOMERS, THIRD-PARTY WAFER FOUNDRIES AND THIRD-PARTY ASSEMBLY AND TEST SUBCONTRACTORS ARE LOCATED IN AREAS SUSCEPTIBLE TO NATURAL DISASTERS.

     Our operations are headquartered in the San Francisco bay area, which is susceptible to earthquakes. Taiwan Semiconductor Manufacturing Company, the outside foundry that produces all of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the nine months ending September 30, 2000, customers located in Taiwan were responsible for 36% of our product revenue and customers located in Japan were responsible for 26% of our product revenues. Both Taiwan and Japan are susceptible to earthquakes and typhoons and potentially other unforeseen natural disasters.

     Our business would be seriously harmed if any of the following occurred:

     - an earthquake in the San Francisco bay area damaged our headquarters or disrupted the supply of water and electricity to our headquarters;

     - an earthquake or typhoon in Taiwan or Japan resulted in shortages of water, electricity or transportation, limiting the production capacity of our outside foundries or the ability of ASE to provide assembly and test services;

     - an earthquake or typhoon in Taiwan or Japan damaged the facilities or equipment of our customers, resulting in reduced purchases of our products; or

     - an earthquake or typhoon in Taiwan or Japan disrupted the operations of our suppliers to our Taiwanese or Japanese customers, our outside foundries or ASE, which in turn disrupted the operations of these customers or foundries or this subcontractor and resulted in reduced purchases or our products or shortages in our product supply.

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

     - changes in key executives, technical personnel and other employees that we need to implement our business and product plans;

     - announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions;

     - the operating and stock price performance of other comparable companies; and

     - the number of our shares that are available for trading by the public and the trading volume of our shares.

     Due to these factors, the price of our stock may decline and the value of your investment would be reduced. Since our initial public offering in October 1999 our common stock has fluctuated as much as 40% from the prior day's closing price. In addition, the stock market experiences volatility that often is unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

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

     As of September 30, 2000, our cash included money market securities. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

     We have invested the initial public offering proceeds received in October 1999 in short-term, interest-bearing investment-grade securities. We may invest these funds in longer term investment-grade securities which may have a material effect on the fair market value of our portfolio in future periods due to fluctuations in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

     All of our sales are denominated in U.S. dollars and as a result, we have relatively little exposure to foreign currency exchange risk with respect to any of our sales. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material direct impact on our future operating results or cash flows.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-83665) with the Securities and Exchange Commission registering a total of 4,485,000 shares of common stock with a maximum aggregate offering price of $53.8 million. The Registration Statement was declared effective by the SEC on October 5, 1999, and on October 12, 1999, we completed the sale of all 4,485,000 registered shares at a price per share of $12.00. After deducting underwriting discounts and commissions and other offering expenses, we received aggregate proceeds from the offering of approximately $48.3 million. During the nine months ended

September 30, 2000, we generated cash from operations sufficient to meet our needs for working capital and capital expenditures and did not draw on the proceeds from our initial public offering.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.28 Variable Rate Installment Note and Security Agreement dated October 18, 2000 between Comerica Bank-California and the Registrant.

      27.1    Financial Data Schedule

(b)  Reports on Form 8-K

     On July 21, 2000 the Company filed a report on Form 8-K to provide audited financial statements of DVDO, Inc. and selected unaudited pro forma combined financial data giving effect to the business combination between the Company and DVDO, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2000           Silicon Image, Inc.

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

EXHIBIT INDEX

Exhibit
Number        Exhibit Title
-------       -------------

10.28         Variable Rate Installment Note and Security Agreement dated
              October 18, 2000 between Comerica Bank-California and the
              Registrant.

27.1          Financial Data Schedule