Form 10-K405
period 2000-12-31
SILICON IMAGE INC
filed 2001-04-02
CIK 1003214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              Annual report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                        Commission file number 000-26887


                               Silicon Image, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                  77-0396307
     (State of incorporation)              (IRS employer identification number)

                             1060 East Arques Avenue
                               Sunnyvale, CA 94085
              (Address of principal executive offices and zip code)

                                 (408) 616-4000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.001 par value



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common shares held by non-affiliates at February 28, 2001 was approximately $188,880,896, based on the last reported sale price of our common shares on the Nasdaq Stock Market on that date of $3.88 per share. We had 54,189,762 common shares outstanding at February 28, 2001.

Part III incorporates by reference information from our proxy statement for our annual meeting of stockholders' to be held on May 22, 2001.

TABLE OF CONTENTS

     PART I
     Item 1                Business                                                               1
     Item 2                Properties                                                             8
     Item 3                Legal Proceedings                                                      8
     Item 4                Submission of Matters to a Vote of Securities Holders                  8

     PART II
     Item 5                Market for the Registrant's Common Stock and Related Stockholder
                              Matters                                                             8
     Item 6                Selected Financial Data                                                9
     Item 7                Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                          10
     Item 7A               Quantitative and Qualitative Disclosure of Market Risk                22
     Item 8                Financial Statements and Supplementary Data                           23
     Item 9                Changes in and Disagreements with Accountants on Accounting
                              and Financial Disclosure                                           23

     PART III
     Item 10               Directors and Executive Officers of the Registrant                    23
     Item 11               Executive Compensation                                                23
     Item 12               Security Ownership of Certain Beneficial Owners and Management        23
     Item 13               Certain Relationships and Related Transactions                        23

     PART IV
     Item 14               Exhibits, Financial Statement Schedules, and Reports on Form 8-K      23

     Signatures                                                                                  41

     Power of Attorney                                                                           41

     Index to Exhibits Filed Together with this Annual Report                                    42

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND SECTION 27A OF THE SECURITIES ACT OF 1933. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE IDENTIFIED IN THE SECTION OF THIS FORM 10-K ENTITLED "FACTORS AFFECTING FUTURE RESULTS," THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN, OR IMPLIED BY, SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS WITHIN THIS FORM 10-K ARE IDENTIFIED BY WORDS SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "MAY," "WILL" AND OTHER SIMILAR EXPRESSIONS. HOWEVER, THESE WORDS ARE NOT THE ONLY MEANS OF IDENTIFYING SUCH STATEMENTS. IN ADDITION, ANY STATEMENTS THAT REFER TO EXPECTATIONS, PROJECTIONS OR OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING SUBSEQUENT TO THE FILING OF THIS FORM 10-K WITH THE SEC. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN, OR IMPLIED BY, FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED ELSEWHERE IN THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY SILICON IMAGE, INC. IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SEC THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS.

ITEM 1.  BUSINESS

     Silicon Image, Inc. designs, develops and markets semiconductors, including transmitters, receivers, controllers and video processors, for applications that require high-bandwidth, cost-effective solutions for high-speed data communications. Our semiconductors provide multi-gigabit data transfer rates that we believe can be applied to multiple mass markets. To date, our primary focus has been on the local interconnect between host systems, such as PCs, set-top boxes and DVD players, and digital displays, such as flat panel displays, CRTs and TV's. Our host products enable the transmission of digital video data and our display products enable receipt and manipulation of digital video data. We also offer digital video processor products capable of high-quality digital video format conversions. We are currently developing products and technologies for the storage and networking markets.

     Our objective is to be a leading provider of semiconductors that enable high-speed digital communications and optimize cost-per-bandwidth across targeted communications markets. Key elements of our strategy are to target the display market first, promote open industry standards, drive broad adoption of digital host to display interconnects, increase the intelligence of the interconnect displays through highly-integrated transmitters and receivers and penetrate new markets.

     As of December 31, 2000, we had shipped over 15 million units of our products, which are incorporated in host systems and displays sold by leading manufacturers such as Apple, ATI, Compaq, Dell, Diamond Multimedia, Fujitsu, Gateway, Hitachi, HP, IBM, LG, NEC, Princeton Graphics, Samsung, Sanyo, Sharp, Toshiba and ViewSonic. We incorporated in California on January 1, 1995 and reincorporated in Delaware in September 1999.

MARKETS AND CUSTOMERS

     Our current target markets consist of four host platforms and five display devices. The host platforms are PCs, notebooks, set-top boxes and DVD players. The display devices are TVs, CRTs, flat panel monitors, flat panels and projectors. In addition, we are currently developing products and technologies for other high-bandwidth, mass-market applications such as storage and networking.

     We focus our sales and marketing efforts on achieving design wins with leading host system and display OEMs. In most cases, these OEMs outsource manufacturing functions to third parties. Therefore, once we win a design, we typically help third party manufacturers bring the design to production. Once the design is complete, we sell our products to these third party manufacturers either directly or indirectly through distributors. In 2000, sales to World Peace, a Taiwanese distributor, generated 18% of our total revenue, and sales to Kanematsu, a Japanese distributor, generated 16% of our total revenue. In 1999, sales to Kanematsu generated 17% of our total revenue, sales to World Peace generated 16% of our total revenue and sales to Microtek, a Japanese distributor, generated 11% of our total revenue. In 1998, sales to Mitac, a third party manufacturer, generated 54% of our total revenue, and sales to ATI, a leading graphics board manufacturer, generated 12% of our total revenue. Due to the fact that many OEMs rely on distributors to provide inventory management and purchasing functions, a substantial portion of our revenues are generated through distributors.

PRODUCTS

     Our primary products are discrete and integrated transmitters for host systems, and discrete and integrated receivers, controllers and processors for displays. In 2000, slightly less than half of our product revenue resulted from the sale of transmitter products to manufacturers of host systems.

     In April 1999, the DDWG published the digital visual interface (DVI) specification, which was authored in large part by Silicon Image and defines a high-speed serial data communication link between computers and digital displays. Our key products are based on our PanelLink technology and our highly-integrated PanelLink controller architecture. PanelLink is our proprietary implementation of the DVI specification to provide a high-speed serial digital link between computers and digital displays. PanelLink architecture is our platform for developing controllers that integrate PanelLink receiver technology with additional functionality to enable intelligent displays. Key features of our solution include a high-speed interface, low cost of system implementation, system-level integration and scalability. Our solution enables our customers to introduce digital display products, thereby eliminating the need for analog technology in both the host system and display. We believe this provides a number of benefits to our customers, including lower component costs, easy to use "plug and play" products for the end user, better image quality than analog systems, the ability to customize features to differentiate products and shorter design cycles.

     Our PanelLink transmitters are suitable for host systems, such as PC motherboards, graphics add-in boards, notebook PCs, set-top boxes and DVD players. Our PanelLink transmitter products are:

     --------------------------------------------------------------------------------------------------------------
     PanelLink Transmitters
     --------------------- ------------------- ------------------ -------------------------------------------------
                           Maximum             Maximum
     Product               Resolution          Bandwidth          Target Applications
     --------------------- ------------------- ------------------ -------------------------------------------------
     SiI 100 Tx            XGA                 2.04 Gbps          Embedded PC/specialty applications
                           (1040x768 pixels)
     --------------------- ------------------- ------------------ -------------------------------------------------
     SiI 140 Tx            High-refresh XGA    2.58 Gbps          Embedded PC/specialty applications
                           (1040x768 pixels)
     --------------------- ------------------- ------------------ -------------------------------------------------
     SiI 150 Tx and        SXGA                3.36 Gbps          Internal display interface, embedded
     SiI 160 Tx            (1280x1024 pixels)                     PC/specialty applications
     --------------------- ------------------- ------------------ -------------------------------------------------
     SiI 154 Tx            SXGA                3.36 Gbps          Desktop PCs (motherboard and add-in board) and
                           (1280x1024 pixels)                     notebooks
     --------------------- ------------------- ------------------ -------------------------------------------------
     SiI 164 Tx and        UXGA                5 Gbps             Desktop PCs (motherboard and add-in boards),
     SiI 168 Tx            (1600x1200 pixels)                     notebook PCs, set-top boxes, DVD players
     --------------------- ------------------- ------------------ -------------------------------------------------

     We have two families of display products: PanelLink receivers and PanelLink controllers. Our PanelLink receiver products are suitable for display systems, such as flat panel displays, CRTs, projectors and TVs. Our PanelLink receiver products are:

     --------------------------------------------------------------------------------------------------------------
     PanelLink Receivers
     --------------------------------------------------------------------------------------------------------------
                           Maximum             Maximum
     Product               Resolution          Bandwidth          Target Applications
     --------------------- ------------------- ------------------ -------------------------------------------------
     SiI 101 Rx            XGA                 2.04 Gbps          Embedded PC/specialty applications
                           (1040x768 pixels)
     --------------------- ------------------- ------------------ -------------------------------------------------
     SiI 141 Rx and        High-refresh XGA    2.58 Gbps          Flat panel displays, microdisplay projectors,
     SiI 143 Rx            (1040x768 pixels)                      embedded/specialty/retail and industrial, LCD
                                                                  panels
     --------------------- ------------------- ------------------ -------------------------------------------------
     SiI 151 Rx            SXGA                3.36 Gbps          Flat panel displays, microdisplay plasma,
                           (1280x1024 pixels)                     projectors, embedded/specialty/retail and
                                                                  industrial
     --------------------- ------------------- ------------------ -------------------------------------------------
     SiI 161 Rx            UXGA                5 Gbps             Flat panel displays, plasma, HDTVs, projectors,
                           (1600x1200 pixels)                     embedded/specialty/retail and industrial, LCD
                                                                  panels
     --------------------- ------------------- ------------------ -------------------------------------------------

     Our PanelLink controller products are suitable for flat panel displays, CRTs, TVs and notebook panels. Our PanelLink controller products are:

     --------------------------------------------------------------------------------------------------------------
     PanelLink Controllers
     --------------------- ------------------- ------------- ---------------------- -------------------------------
                           Maximum             Maximum
     Product               Resolution          Bandwidth     Key Features           Target Applications
     --------------------- ------------------- ------------- ---------------------- -------------------------------
     SiI 801 PanelLink     XGA                 2.58 Gbps     Scaling                Flat panel displays
     Controller            (1040x768 pixels)                 On-screen display
                                                             Power management
     --------------------- ------------------- ------------- ---------------------- -------------------------------
     SiI 851 PanelLink     SXGA                3.36 Gbps     Scaling                Flat panel displays
     Controller            (1280x1240 pixels)                On-screen display
                                                             Power management
                                                             Gamma correction
                                                             Dithering
     --------------------- ------------------- ------------- ---------------------- -------------------------------

     --------------------------------------------------------------------------------------------------------------
     PanelLink Controllers (continued)
     --------------------- ------------------- ------------- ---------------------- -------------------------------
     SiI 861 PanelLink     SXGA+               3.36 Gbps     HDCP                   LCDs for notebook PCs and
     Controller            (1400x1050 pixels)                Scaling                flat panel displays
                                                             On-screen display
                                                             Power management
                                                             Gamma correction
                                                             Dithering
     --------------------- ------------------- ------------- ---------------------- -------------------------------
     SiI 901 PanelLink     UXGA                5 Gbps        Integrated             Digital CRT
     Controller            (1600x1200 pixels)                digital-to-analog
                                                             converter
     --------------------- ------------------- ------------- ---------------------- -------------------------------
     SiI 905 PanelLink     UXGA                5 Gbps        Integrated             Digital CRT, progressive scan
     Controller            (1600x1200 pixels)                digital-to-analog      TV
                                                             converter
     --------------------- ------------------- ------------- ---------------------- -------------------------------
     SiI 201 IPC           XGA                 2.04 Gbps     PanelLink Receiver     LCDs for notebook PCs and
                           (1040x768 pixels)                 LCD timing controller  flat panel displays
     --------------------- ------------------- ------------- ---------------------- -------------------------------
     SiI 211 IPC           XGA                 2.94 Gbps     LVDS Receiver          LCDs for notebook PCs and
                           (1040x768 pixels)                 LCD timing controller  flat panel displays
     --------------------- ------------------- ------------- ---------------------- -------------------------------
     SiI 221 IPC and SiI   WSXGA               3.90 Gbps     2 channel LVDS         LCDs for notebook PCs and
     223 IPC               (1440x1050 pixels)                receiver               flat panel displays
                                                             LCD timing controller
     --------------------- ------------------- ------------- ---------------------- -------------------------------
     SiI 243 IPC           WXGA                2.40 Gbps     PanelLink receiver     LCDs for notebook PCs and
                           (1152x768 pixels)                 LCD timing controller  flat panel displays
     --------------------- ------------------- ------------- ---------------------- -------------------------------

     Our digital video processor products are high-quality digital video format converters used to convert any standard-definition interlaced video signal to a non-interlaced signal, resulting in higher-definition images. These products are suitable for display on LCD, digital light processing displays or progressively scanned CRT displays. Our digital video processors and processing system products are:

     --------------------------------------------------------------------------------------------------------------
     Digital Video Processors and Digital Video Processing Systems
     --------------------- -------------------------------------------------------- -------------------------------
     Product               Key Features                                             Target Applications
     --------------------- -------------------------------------------------------- -------------------------------
     SiI 503               Deinterlacer, horizontal scaler, color lookup, table     Progressive scan DVD players,
                           memory controller, color space converter, LCD/CRT        digital televisions, LCD
                           Controller                                               televisions, projectors and
                                                                                    set-top boxes
     --------------------- -------------------------------------------------------- -------------------------------
     iScan Pro             Motion adaptive-video deinterlacing, source              High definition televisions,
                           adaptive  processing NTSC sources,                       multimedia televisions,
                           source transmission management, auto-dynamic             data projectors and video
                           thresholds enabling reliable pulldown, picture           projectors (31.5KHz scan rate
                           controls                                                 required),computer monitors
     --------------------- -------------------------------------------------------- -------------------------------
     iScan Plus V2         Accepts standard NTSC signals, progressive source        High definition televisions,
                           recognition, progressive scan video                      multimedia televisions, data
                                                                                    projectors and video
                                                                                    projectors (31.5KHz scan rate
                                                                                    required), computer monitors
     --------------------- -------------------------------------------------------- -------------------------------

PROMOTION OF OPEN INDUSTRY STANDARDS

     A key element of our business strategy is the promotion of open industry standards in our target markets.

     DIGITAL VISUAL INTERFACE (DVI)

     Silicon Image, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, announced the formation of the Digital Display Working Group (DDWG) in October 1998. Subsequently, these parties entered into a Promoter's Agreement in which they agreed to:

o define, establish and support the DVI specification, an industry specification for sending video data between a computer and a digital display;

o encourage broad industry adoption of the DVI specification, in part by creating an implementer's forum that others may join in order to receive information and support relating to the DVI specification; and

o invite third parties to enter into a Participant's Agreement in order to consult on the content, feasibility and other aspects of the DVI specification.

     In April 1999, the DDWG published the DVI specification, which was authored in large part by Silicon Image and defines a high-speed serial data communication link between computers and digital displays. Today, over 100 companies, including systems manufacturers, graphics semiconductor companies and monitor manufacturers, are participating in the DDWG, and many are developing hardware and software products designed to be compliant with the DVI specification.

     JOINT DEVELOPMENT OF HDCP

     In February 2000, the High-bandwidth Digital Content Protection specification HDCP 1.0 was released by Intel, with contributions from Silicon Image acknowledged in the specification. The specification was developed to provide a content protected link from host devices, such as set-top boxes and DVD players, to displays such as HDTVs and digital TVs. The technology has support from some members of the Motion Picture Industry Association (MPA) and will prevent high-definition movie content from being copied when transmitted on a digital link from a set-top box or DVD player to a television or other display.

     SERIAL ATA WORKING GROUP

     During the second quarter of 2000, Silicon Image acquired Zillion Technologies, a developer of high-speed transmission technology for data storage applications. Zillion contributed in drafting the preliminary Serial ATA specification. The Serial ATA Working Group has developed draft specification
1.0 and is pursuing Serial ATA as a successor to parallel bus technology. Silicon Image is a contributor to the Serial ATA Working Group, which includes Intel, leading PC manufacturers, disk drive manufacturers and an adapter manufacturer among its promoters.

SILICON IMAGE TECHNOLOGY

     MULTI-LAYERED SYSTEMS APPROACH TO SOLVING HIGH-SPEED INTERCONNECT PROBLEMS

     We invented the technology upon which the DVI specification is based and have substantial experience in the design, manufacture and deployment of semiconductor products incorporating this high-speed data communications technology. We have been shipping our fifth generation of transmitter and receiver products, including high-bandwidth digital content protection, or HDCP, enabled transmitters and receivers, and believe that this experience is a competitive advantage. We are currently developing our sixth generation transmitter and receiver products. The advanced nature of our high-speed digital design allows us to integrate significant functionality with multiple high-speed communication channels using industry-standard, low-cost CMOS manufacturing processes. At the core of our innovation is a multi-layered approach to providing multigigabit semiconductor solutions.

     The three layers of our MSL architecture include the physical, coding and protocol layers. Serial link technology is the basis for the physical layer, which performs electrical signaling in several data communication protocols, including DVI 1.0, Fibre Channel and Asynchronous Transfer Mode. This technology converts parallel data into a serial stream that is transmitted sequentially at a constant rate and then reconstituted into its original form. Our high-speed serial link technology includes a number of proprietary elements designed to address the significant challenge of ensuring that data sent to a display can be accurately recovered after it has been separated and transmitted in serial streams over multiple channels. In order to enable a display to recognize data at the proper time and rate, our digital serial link technology uses a digital phase-locked loop combined with a unique phase detecting and tracking method in order to monitor the timing of the data.

     At the coding layer, we have developed substantial intellectual property in data coding technology for high-speed serial communication. Our coding technology simplifies the protocol for high-speed serial communication and allows tradeoffs made in physical implementation of the link, that in turn reduces the cost of bandwidth and simplifies the overall system design. In addition, we have ensured DC (direct current) balanced transmission and the ability to use transition minimized signaling, or TMDS, to keep electromagnetic emissions low and to enable connection to fiber optic interconnects without use of additional components.

     We believe our multi-layered design approach affords us the opportunity to create solutions, and potentially standards, in other markets in which complete, cost-effective high-bandwidth solutions are required. The storage and networking markets are our targets for future application of this multi-layered approach. We have developed Multi-layer Serial Link Physical layer (MSL Phy) Serializer/Deserializer (SerDes) technology for these markets. We believe MSL Phy SerDes technology is capable of meeting multiple standards in the storage and networking markets, including Serial ATA, Fibre Channel and Gigabit networking applications.

     PANELLINK AUDIO/VIDEO (A/V)

     We recently announced PanelLink A/V technology, that sends high-fidelity digital audio and protected video across the DVI link for use in the PC display and consumer electronic markets. Combining digital video and digital audio transmissions in a consolidated interconnect system simplifies and reduces the cost of the connection between consumer electronics devices while maintaining high-quality and proper protection. PanelLink A/V is the industry's first all-digital, complete interconnect system for the consumer electronics market. PanelLink A/V technology is fully compliant with the DVI
1.0 specification, which should help the consumer electronics industry adopt the DVI standard in its product offerings.

RESEARCH AND DEVELOPMENT

     We have assembled a team of engineers and technologists with extensive experience in the areas of high-speed interconnect architecture, circuit design, digital imaging processor architecture, LCD panels and LCD panel electronics.

     From our inception until 1998, our internal research and development efforts focused primarily on the development of our core PanelLink technology, our initial transmitter and receiver products, and our first panel controller product. In 1999, we improved our PanelLink technology and developed new transmitter and receiver products, focusing on providing both higher speeds and improved ease of use. We also began development of our PanelLink architecture for digital displays. In 2000, we focused our internal research and development efforts on integrating our PanelLink receiver technology with additional functionality, such as PanelLink A/V and HDCP, for flat panel displays, digital CRTs and the consumer electronics industry and our anticipated data storage and networking products.

     Our research and development efforts continue to focus on developing higher bandwidth links with different clocking methodologies for use in various applications, including storage and networking applications. By utilizing our patented data coding technology and different clocking methodologies, we believe our high-speed link can scale with advances in semiconductor manufacturing process technology and simplify the system design.

     We have invested, and expect that we will continue to invest, significant funds on research and development activities. Excluding non-cash charges, our research and development expenses were approximately $12.8 million in 2000, $7.2 million in 1999 and $4.5 million in 1998.

SALES AND MARKETING

     We sell our products through a direct sales force and indirectly through distributors and manufacturer's representatives. As of December 31, 2000, our network of distributors and manufacturer's representatives included nine in Asia, 16 in Europe and 25 in North America.

     Our sales and marketing strategy is to achieve design wins with key industry leaders to help accelerate both the adoption of the DVI specification in host systems and the conversion to end-to-end digital display systems. Our sales personnel and applications engineers provide a high-level of technical support to our customers.

     Our marketing efforts focus primarily on promoting adoption of the DVI specification, participating in industry trade shows and forums, entering into branding relationships to build awareness of the PanelLink brand and entering new markets with digital solutions such as digital CRTs, set-top boxes, DVD players and digital TVs.

MANUFACTURING

     WAFER FABRICATION

     Our semiconductor products are fabricated using standard CMOS processes, which permits us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing our manufacturing requirements, we are able to avoid the high cost of owning and operating a semiconductor wafer fabrication facility. This allows us to focus our resources on the design and marketing of our products. We currently outsource all of our wafer manufacturing to TSMC. However, we do not have a long-term agreement with TSMC and cannot be assured of sufficient capacity availability or future prices.

     Our devices are currently fabricated using both 0.5 micron, double-layer metal and 0.35 micron, triple-layer metal processes. We continuously evaluate the benefits and feasibility of migrating to a smaller geometry process technology in order to reduce costs and improve performance.

     ASSEMBLY AND TEST

     After wafer fabrication, die are assembled into packages and the finished products are tested. Our products are designed to use low-cost standard packages and to be tested with widely-available semiconductor test equipment. We outsource all of our packaging and test requirements to: Amkor Technology and Anam in Korea, Advanced Semiconductor Engineering in Taiwan, Malaysia and the United States, Fujitsu in Japan, ISE in the United States and Singapore Technologies Assembly Test Services in Singapore.

     The high-speed nature of our products makes it difficult to test our products in a cost-effective manner prior to assembly. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled. Our operations personnel closely review the process control monitor information provided to us by our foundry. To ensure quality, we have firmly established guidelines for rejecting wafers that we consider unacceptable. To date, bypassing wafer probe testing has not caused us to experience higher final test failures or lower yields. However, lack of wafer probe testing could have adverse effects if there are significant problems with wafer processing.

     QUALITY ASSURANCE

     We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in-depth circuit simulation at temperature, voltage and processing extremes before being fabricated. We pre-qualify each of our subcontractors through a series of industry-standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. The facilities of our independent foundry and assembly and test subcontractors have achieved ISO 9000 certification.

INTELLECTUAL PROPERTY

         Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. As of December 31, 2000, and including patents and patent applications acquired as a result of our acquisition of DVDO, Inc. in July 2000, we have been issued 15 United States patents. We have filed more than 36 additional United States patent applications. Our issued patents expire in 2016 or later, subject to our payment of periodic maintenance fees. One of our 36 applications has been allowed by the U.S. Patent and Trademark Office. We cannot assure you that any valid patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. We also generally control access to and distribution of our documentation and other proprietary information. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents.

     Our participation in the DDWG requires that we grant others the right to use specific elements of our intellectual property in implementing the DVI specification in their products at no cost, in exchange for an identical right to use specific elements of their intellectual property for this purpose. This reciprocal free license covers the connection between a computer and digital display. It does not, however, extend to the internal methods by which such performance is created. Although the DVI specification is an open industry standard, we have developed proprietary methods of implementing the DVI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types, and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms and our circuits to reduce electromagnetic interference (EMI). Third parties may develop equivalent or superior implementations of the DVI specification and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed or be infringing our intellectual property rights, or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement may be greater than any gain we would realize. We agreed to grant rights to the adopters of the DVI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the adopters of the DVI specification from using certain specific elements of our intellectual property for free.

     We entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor's patents, with specific exclusions related to the grantor's current and anticipated future products, and network devices. This cross-license agreement expires when the last licensed patent expires, subject to the right of either party to terminate the agreement earlier upon material breach by the other party, or a bankruptcy, insolvency or change of control of the other party. We have forfeited, however, our ability to rely on intellectual property law to prevent Intel from using our patents to the extent of this license.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. This often results in significant, protracted litigation.

COMPETITION

     The markets in which we compete are intensely competitive and are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. We believe that some of the key factors affecting competition in our markets are levels of product integration, compliance with industry standards, time-to-market, cost, product capabilities, system design costs, intellectual property, customer support and reputation. Our current display products face competition from a number of sources including: analog solutions, DVI-compliant solutions, dual-interface solutions and other digital interface solutions.

o ANALOG SOLUTIONS. Display systems still predominantly employ an analog interface. Improvements to analog interface display solutions may slow the adoption of all-digital display systems. We compete with analog solution vendors such as Analog Devices and Genesis Microchip.

o DVI-COMPLIANT SOLUTIONS. We believe that over time, the DVI specification will become widely adopted in the digital display industry and attract additional market entrants. We believe the following companies have developed or announced intentions to develop DVI-compliant solutions:
     Analog Devices, ATI Technologies, Broadcom, Chrontel, Genesis Microchip, National Semiconductor, nVidia, Pivotal Technologies, Pixelworks, Sage, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine.

o DUAL-INTERFACE SOLUTIONS. We believe there are companies that have products or are developing products that have a dual-interface solution. These display products connect to both analog and digital host systems.

o OTHER DIGITAL INTERFACE SOLUTIONS. Texas Instruments and National Semiconductor offer proprietary digital interface solutions based on LVDS, or low voltage differential signaling technology. Although LVDS technology has gained broad market acceptance in notebook PCs, few PC and display manufacturers have adopted this technology for use outside of the notebook PC market.

     The market for our panel controller products is also very competitive. Some of our panel controller products are designed to be functionally interchangeable with similar products sold by Genesis, National Semiconductor, Pixelworks, Sage, Texas Instruments and Thine.

     In the consumer electronics market, our video processor products face competition from products sold by Focus Enhancements, Genesis, nDSP, N/S Mediamatics, Micronas Semiconductor, Oplus, Phillips Semiconductor, Pixelworks, Sage, and Trident. We also compete in some instances against in-house processing solutions designed by large OEMs.

     We have recently demonstrated technology that we believe is applicable to the storage market, in which we will face competition from companies already established in this market, such as Agilent, Infineon, Texas Instruments and Vitesse, as well as new entrants. We cannot be sure that our first storage product or subsequent storage products will become accepted solutions in this market.

     Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their product. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor and Texas Instruments, may compete against us in the future. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business.

EMPLOYEES

     As of December 31, 2000, we had a total of 150 employees, including five located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business would be seriously harmed.

ITEM 2.  PROPERTIES

     Our principal operating facility consisting of approximately 50,000 square feet of space in Sunnyvale, California is leased through July 31, 2003 and should be adequate to meet our requirements through at least fiscal 2001. We also lease approximately 18,000 square feet of space in Cupertino, California through December 14, 2002. We have subleased this space on conventional terms through December 14, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in a number of judicial and administrative proceedings incidental to our business. We intend to prosecute or defend, as appropriate, such lawsuits vigorously, and although adverse decisions (or settlements) may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common shares have been traded on the Nasdaq Stock Market under the symbol "SIMG" since our initial public offering on October 6, 1999. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the Nasdaq Stock Market:

                                                  High      Low
     2000
     First Quarter                               $63.06   $30.88
     Second Quarter                               38.38    15.06
     Third Quarter                                38.50    21.22
     Fourth Quarter                               21.00     5.06

     1999
     Fourth Quarter (from October 6, 1999)        37.75    11.69

     As of February 28, 2001, we had approximately 281 holders of record of our common stock and a substantially greater number of beneficial owners.

     We filed a Registration Statement on Form S-1 (File No. 333-83665) that was declared effective by the SEC on October 5, 1999. On October 6, 1999, Silicon Image shares commenced trading, and on October 12, 1999, we completed the sale of all 8,970,000 registered shares of common stock at a price of $6.00 per share in an initial public offering pursuant to the Registration Statement.

     We received net proceeds of $48 million, after deducting underwriting discounts and commissions of approximately $3.8 million and estimated offering expenses of approximately $1.7 million. None of these offering expenses were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates. We intend to use the proceeds from this offering for general corporate purposes, including working capital and capital expenditures.

     We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance future growth and do not anticipate paying cash dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in connection with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Historical results of operations are not necessarily indicative of future results.

                                                                       Year Ended December 31,
                                                           2000       1999       1998       1997      1996
                                                         ---------  ---------  ---------  ---------  --------
                                                         (in thousands, except per share and employee data)
      STATEMENT OF OPERATIONS DATA:
      Total revenue                                      $  50,035   $ 21,244  $  7,803   $  2,862   $ 1,151

      Cost of revenue:
        Absolute dollars (1)                             $  18,798   $  7,985  $  4,314   $    851   $     5
        % of revenue                                         37.6%      37.6%     55.3%      29.7%      0.4%

      Research and development:
        Absolute dollars (2)                             $  12,811   $  7,168  $  4,524   $  3,176   $ 1,307
        % of revenue                                         25.6%      33.7%     58.0%     111.0%    113.6%

      Selling, general and administrative:
        Absolute dollars (3)                             $  18,902   $  8,110  $  4,335   $  2,990   $ 1,811
        % of revenue                                         37.8%      38.2%     55.6%     104.5%    157.3%

      Net loss from operations (4)                       $ (26,858)  $ (8,697) $ (6,731)  $(4,155)   $(1,972)

      Net loss (4)                                       $ (23,243)  $ (7,621) $ (6,622)  $ (4,036)  $(1,944)

      Net income (loss) per share: (5)
        Basic and diluted                                $   (0.47)  $  (0.38) $  (0.69)  $  (0.57)  $ (0.49)
        Weighted average shares                             49,720     20,192     9,532      7,066     3,962

      BALANCE SHEET AND OTHER DATA:
      Cash, cash equivalents and short-term investments  $  60,189   $ 58,147  $ 11,497   $  2,773   $ 2,271
      Working capital                                    $  56,713   $ 55,380  $  8,953   $  1,530   $   846
      Total assets                                       $  99,499   $ 67,501  $ 14,774   $  4,371   $ 3,175
      Tangible assets                                    $  78,146   $ 67,501  $ 14,774   $  4,371   $ 3,175
      Long-term obligations                              $   1,030   $    528  $  1,057   $    372   $    10
      Total stockholders' equity                         $  83,197   $ 57,564  $  9,852   $  2,593   $ 1,658
      Tangible net book value                            $  61,844   $ 57,564  $  9,852   $  2,593   $ 1,658
      Regular full-time employees                              150         85        50         32        19

(1) Excludes non-cash stock compensation and warrant expense of $593,000, $609,000, and $102,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(2) Excludes non-cash stock compensation and warrant expense of $10.2 million, $2.5 million and $670,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(3) Excludes non-cash stock compensation and warrant expense of $2.8 million, $3.5 million and $589,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(4) Includes non-cash expenses for stock compensation and warrants, in-process research and development and amortization of goodwill and intangible assets of $26.4 million, $6.7 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(5) Excluding non-cash expenses, basic and diluted net income (loss) per share would have been $0.06, $(0.05) and $(0.55) for the years ended December 31, 2000, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From our inception in 1995 through the first half of 1997, we were engaged primarily in developing our first generation PanelLink digital transmitter and receiver products, developing our high-speed digital interconnect technology, establishing our digital interface technology as an open standard, and building strategic customer and foundry relationships. During that period, we derived substantially all of our revenue from development contracts providing for the joint development of technologies for high-speed digital communication and panel controllers for flat panel displays, as well as from licensing of our high-speed digital interconnect technology.

     In the third quarter of 1997, we began volume shipments of our first generation PanelLink digital transmitter and receiver products. Since that time, we have derived predominantly all of our revenue from the sale of PanelLink products and we have introduced four new generations of transmitter and receiver products providing higher speed and increased functionality. In 1999, we began shipping our first generation digital display controller product. Our digital display controller products integrate our receiver with digital image processing and display controller technology, providing a solution to enable intelligent displays for the mass-market.

     In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in each year since inception, including fiscal 2000. A significant portion of our losses have been from non-cash expenses. At December 31, 2000, we had an accumulated deficit of $43.6 million.

     Historically, a relatively small number of customers and distributors have generated a significant portion of our product revenue. Our top five customers, including distributors, generated 57%, 58.5% and 90.6% of our product revenue in the years ended December 31, 2000, 1999 and 1998, respectively. The percentage of our revenue generated through distributors is substantial, since many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.

     In addition, a significant portion of our products are sold overseas. Sales to customers in Asia, including distributors, generated 72.1%, 85.0% and 69.1% of product revenue for the years ended December 31, 2000, 1999 and 1998, respectively. The percentage of our revenue derived from some countries, such as Canada, Korea, Taiwan and the United States, has varied significantly from period to period, largely due to design wins with specific customers that incorporate our products into systems they sell worldwide. Accordingly, the variability in our sales in these countries is not necessarily indicative of any geographic trends. Since many manufacturers of flat panel displays and PCs are located in Asia, we expect that a majority of our product revenues will continue to be generated from sales to customers in that region. All revenue to date has been denominated in U.S. dollars.

     We will incur substantial non-cash stock compensation expense in future periods as a result of the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, as well as the stock option exchange program implemented in 2000. We may also incur non-cash stock compensation expenses in connection with future acquisitions. The amount of stock compensation expense in each period will fluctuate with changes in our stock price and volatility. We will also incur non-cash expenses in future periods for the amortization of goodwill and intangible assets recorded in connection with the acquisition of DVDO.

     In September 1998, we issued to Intel two warrants, each to purchase 285,714 shares of our common stock. The first warrant was immediately exercisable at an exercise price of $1.75 per share. The second warrant became exercisable at an exercise price of $0.18 per share on March 31, 1999 upon achievement of a specified milestone. The Company recorded expense of $346,000 in 1998 and $595,000 in 1999 associated with these warrants. We will be obligated to issue an additional warrant to Intel for 285,714 shares of our common stock exercisable at $0.18 per share upon satisfaction of another milestone. In the event we issue this warrant, we will record an expense equal to the fair value of the warrant at the time of issuance. The amount of this expense may be significant and will depend on the price and volatility of our stock at that time.

     From time to time, we consider acquisitions that may strengthen our business. In the second quarter of 2000, we acquired Zillion, a privately-held developer of high-speed transmission technology for data storage applications. In the third quarter of 2000, we acquired DVDO, a privately-held provider of digital video processing systems for the consumer electronics industry.

     Substantially all of our sales are made on the basis of purchase orders rather than long-term agreements. Additionally, the sales cycle for our products is long, which may cause us to experience a delay between the time we incur expenses and the time we generate revenue from these expenditures. We intend to increase our investment in research and development and selling, general and administrative functions as we seek to grow our business. The rate of product orders can vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses could be disproportionately high, seriously harming our operating results for that quarter and, potentially, future quarters.

     In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, which has been amended by SFAS 137 and SFAS 138, establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. We do not hold any derivative instruments or engage in hedging activities; therefore, the adoption of SFAS No. 133 (required for Silicon Image in fiscal 2001) will not affect us.

ANNUAL RESULTS OF OPERATIONS

     PRODUCT REVENUE. Product revenue was $50 million for the year ended December 31, 2000, an increase of 142% from $20.7 million for the year ended December 31, 1999. This increase was driven by strong demand for digitally enabled host systems and displays, as evidenced by a 126% increase in our unit shipments. Slightly higher average selling prices, resulting primarily from a shift in product mix, also contributed to our higher revenue level in fiscal 2000. Product revenue was $20.7 million for the year ended December 31, 1999, an increase of 168% from $7.7 million for the year ended December 31, 1998. This increase was driven by significantly higher unit shipments of display system products, increased unit shipments of host system products, and higher average selling prices. The increase in unit shipments resulted primarily from design wins in Japan, as demand for flat panel displays was particularly strong in 1999.

     During the fourth quarter of fiscal 2000, the Company's revenues declined from those in the prior quarter as a result of significantly lower demand for semiconductors, particular from PC and digital display manufacturers, on whom we are dependent for substantially all of our revenues. We anticipate a reduction in the rate of our revenue growth in 2001, as compared to 2000, as this decline in demand has continued and has been exacerbated by a general economic slowdown in the U.S. and Asia. We cannot predict the duration or severity of the current downturn in the PC and display market or in the general economy or its effect on our revenues and operating results. In addition, we expect our average selling prices to decline in 2001 because of increased competition in our markets and shifts in product mix.

     DEVELOPMENT AND LICENSE REVENUE. We did not recognize any development and license revenue in 2000. Development and license revenue increased to $575,000 for the year ended December 31, 1999, from $100,000 for the year ended December 31, 1998. In the first quarter of 1999, we recognized $550,000 of development revenue pursuant to a contract for the development of display technology. This contract was terminated during the first quarter of 1999 when the other party decided to reduce its research and development expenses.

     COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of costs incurred to manufacture, assemble and test our semiconductor devices, as well as our related overhead costs. Product gross margin (product revenue minus cost of product revenue, as a percentage of product revenue), excluding non-cash charges, increased to 62.4% for the year ended December 31, 2000, from 61.4% for the year ended December 31, 1999, and from 44.0% for the year ended December 31, 1998. The increase in product gross margin from 1999 to 2000 was due primarily to higher revenue, resulting in lower fixed overhead costs as a percentage of revenue, and slightly higher average selling prices, partially offset by higher unit production costs resulting from a shift in product mix. The increase in product gross margin from 1998 to 1999 was due to higher average selling prices and lower unit product costs. The increase in average selling prices in 1999 resulted from an increase in sales of higher-speed, more expensive products, an increase in sales to customers that were not eligible for discounts and an increase in sales of our higher-priced display system products. The reduction in unit product costs in 1999 was primarily the result of more efficient designs and lower manufacturing costs. We anticipate that our product gross margin will decrease from 2000 levels in future periods as a result of increased competition and shift of product mix. Cost of product revenue excludes non-cash stock compensation and warrant expense of $593,000, $609,000 and $102,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     RESEARCH AND DEVELOPMENT. R&D consists primarily of compensation and related costs for employees, fees for independent contractors and prototypes. R&D, excluding non-cash expenses, was $12.8 million, or 25.6% of total revenue, for the year ended December 31, 2000, $7.2 million, or 33.7% of total revenue, for the year ended December 31, 1999, and $4.5 million, or 58.0% of total revenue, for the year ended December 31, 1998. The increase in absolute dollars was primarily due to the hiring of additional employees, increased costs associated with integrating our display receiver technology with additional functionality and developing DVI with HDCP, PanelLink A/V and technology related to consumer electronics applications and data storage and networking applications. We expect R&D spending to increase in absolute dollars and as a percentage of revenue in the future due to further enhancements to existing products and development of technology related to consumer electronics, storage and networking applications. R&D excludes non-cash stock compensation and warrant expense of $10.2 million, $2.5 million and $670,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. SG&A was $18.9 million, or 37.8% of total revenue, for the year ended December 31, 2000, $8.1 million, or 38.2% of total revenue, for the year ended December 31, 1999, and $4.3 million, or 55.6% of total revenue, for the year ended December 31, 1998. SG&A increased in absolute dollars in each year due primarily to the hiring of additional personnel, expanded sales and marketing activities, the broadening of our customer and product base, and increased sales commissions resulting from higher revenue and more sales personnel. SG&A expense in fiscal 2001 may increase in absolute dollars from 2000 but not likely at the same rate as R&D spending. SG&A excludes non-cash stock compensation and warrant expense of $2.8 million, $3.5 million and $589,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     IN-PROCESS RESEARCH AND DEVELOPMENT. In fiscal 2000, we recorded a one time operating expense of $8.4 million for in-process research and development incurred in connection with the acquisition of DVDO. In-process research and development represents technology that has not reached technological feasibility and that has no alternative future use. We expect to make future acquisitions if advisable and may record additional expenses for in-process research and development in connection with those acquisitions.

     AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. In 2000, we recorded $4.4 million of amortization of goodwill and intangible assets related to the acquisition of DVDO. These charges will continue through June 2003.

     STOCK COMPENSATION AND WARRANT EXPENSE. Stock compensation and warrant expense was $13.6 million, or 27.2% of total revenue, for the year ended December 31, 2000, $6.7 million, or 31.4% of total revenue, for the year ended December 31, 1999, and $1.4 million, or 17.4% of total revenue, for the year ended December 31, 1998. The acquisitions of DVDO and Zillion in 2000 accounted for $4.5 million of the increase from 1999 to 2000. The remaining increase resulted from stock option grants to non-employees the fair value of which is recorded as an expense over the term of the consulting agreement. The increase from 1998 to 1999 was due to the amortization of unearned compensation related to the vesting of employee stock options and expense associated with the achievement of a milestone on a warrant issued to Intel in the first quarter of 1999. We will incur substantial non-cash stock compensation expense in future periods as a result of the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, as well as the stock option exchange program implemented in 2000. This stock compensation will fluctuate from period to period depending on our stock price and volatility.

     INTEREST INCOME. Interest income increased to $4.1 million for the year ended December 31, 2000, from $1.3 million for the year ended December 31, 1999, and from $242,000 for the year ended December 31, 1998. These increases were primarily due to higher average cash and investment balances.

     INTEREST EXPENSE AND OTHER, NET. Interest expense and other, net decreased to $112,000 in the year ended December 31, 2000, from $174,000 for the year ended December 31, 1999, and from $133,000 for the year ended December 31, 1998. The decrease from 1999 to 2000 resulted from repayment of our line of credit borrowings in the fourth quarter of 1999. The increase from 1998 to 1999 resulted from higher average outstanding debt and capital lease obligations.

     PROVISION FOR INCOME TAXES. Our provision for income taxes for the year ended December 31, 2000 was equal to 11.7% of our net income before non-cash charges including in-process research and development, amortization of goodwill and intangible assets and stock compensation and warrant expense. No provision for income taxes was recorded for the years ended December 31, 1999 and 1998.

     At December 31, 2000, we had net operating loss carryforwards for federal and state income tax purposes of approximately $8,300,000 and $3,200,000, respectively, that expire through 2020 and 2005, respectively. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. We do not expect to be subject to these impairments or limitations.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit and capital lease financing. At December 31, 2000, we had $56.7 million in working capital and $60.2 million in cash, cash equivalents and short-term investments.

     Operating activities generated $3.4 million of cash during the year ended December 31, 2000, used $491,000 of cash during the year ended December 31, 1999, and used $3.7 million of cash during the year ended December 31, 1998. During 2000, net income before non-cash expenses, including depreciation, was $4.2 million and our deferred margin on sales to distributors increased $1.6 million. These sources of cash were partially offset by increases in accounts receivable and inventory of $2.4 million and $1.9 million, respectively. Accounts receivable and inventories increased as a result of our increased business volume. Deferred margin on sales to distributors increased as a result of higher inventory levels at our distributors, as demand for our products strengthened from the prior year. The use of cash for operations in 1999 was primarily the result of our net loss before non-cash expenses and increases in accounts receivable and inventory, offset by increases in accounts payable, accrued expenses and deferred margin on sales to distributors. Cash used for operating activities in 1998 was primarily a result of our net loss before non-cash charges.

     We used $15.6 million of cash in investing activities during 2000, $24.3 million in 1999 and $1.7 million in 1998. The primary uses of cash in 2000 were for net purchases of short-term investments and purchases of property and equipment. In

1999, the most significant use of cash was the investment of our initial public offering proceeds in short-term investments, partially offset by sales of the same investments. In 1998, cash used for investing activities consisted of purchases of short-term investments and property and equipment.

     Net cash provided by financing activities was $1.8 million in 2000, $48.3 million in 1999 and $12.8 million in 1998. Cash provided by financing activities in 2000 was from issuances of common stock and repayments of stockholder notes, partially offset by a security deposit requirement for leased equipment. Primarily all cash generated from financing activities in 1999 was from our initial public offering. In 1998, substantially all cash from financing activities was generated from proceeds for the issuance of convertible preferred stock and borrowings under a line of credit.

     In October 2000, we entered into an equipment financing agreement with monthly payments of approximately $42,000 due through October 2003. This agreement is secured by a certificate of deposit totaling $1.3 million, the non-current portion of which is included in other assets, and bears interest at 2% above the rate in effect under this certificate of deposit.

     In October 1999, we entered into a noncancelable operating lease for our principal operating facility that expires in July 2003 and requires average monthly rental payments of approximately $135,000. The lease is secured by a certificate of deposit in the amount of $583,000, the non-current portion of which is included in other assets, which will decrease over the next three years. We also lease additional office space under a lease expiring in December 2002. We have subleased this space on conventional terms adequate to cover our obligations on this facility through December 2002.

     In December 1998, we entered into a line of credit agreement that provided for borrowings of up to $4.0 million based on and secured by eligible accounts receivable. Borrowings accrued interest at the bank's rate plus 0.25%. In October 1999, the balance due under this line of credit was repaid in full and the line of credit expired in April 2000.

     We lease equipment and software under lease agreements accounted for as capital leases. These leases have terms that range from two to three years, and include end of lease purchase options. We intend to exercise purchase options that require minimum payments. We also plan to spend approximately $2 million during the next 12 months for equipment, furniture and software.

     We believe our existing cash balances will be sufficient to meet our capital and operating requirements for at least the next 12 months. Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory and accounts receivable, cost of securing access to adequate manufacturing capacity and operating expenses. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us or our stockholders.

FACTORS AFFECTING FUTURE RESULTS

You should carefully consider these risk factors, together with all other information contained or incorporated by reference in this Form 10-K, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those discussed in or implied by, forward-looking statements made by us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem insignificant, may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE
PROSPECTS.

     We were founded in 1995 and have a limited operating history, which makes an evaluation of our future success difficult. In addition, the revenue and income potential of our business and the markets we serve are unproven. We began volume shipments of our first display products in the third quarter of 1997. The Digital Visual Interface specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We have only recently completed our first generation of consumer electronics products and are still developing our initial storage and networking products. Accordingly, we face risks and difficulties frequently encountered by early-stage companies in new and rapidly-evolving markets. If we do not successfully address these risks and difficulties, our business will be seriously harmed.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     We incurred net losses of $23.2 million in 2000, $7.6 million in 1999, and $6.6 million in 1998, and we expect to continue to continue to incur operating losses. In the future, we expect expenses to increase and we will also incur substantial non-cash expenses for stock compensation, the amortization of goodwill and intangible assets, and the issuances of warrants. Accordingly, we may not achieve and sustain profitability.

WE ARE DEPENDENT ON THE MARKETS FOR PCS AND PC-RELATED DISPLAYS.

     For the 2000 fiscal year, we derived substantially all of our revenues from our products for PCs and PC-related displays. Accordingly, we are substantially dependent on the PC industry, which experienced a slowdown in growth in the second half of 2000. If the market for PCs and PC-related displays grows at a slower rate or contracts, whether due to reduced demand form end users, macroeconomic factors or other factors, our business and results of operations could be seriously harmed. Although we are attempting to broaden our product offering to include products for the consumer electronics, storage and networking markets, there can be no guarantee that we will succeed in these efforts. To date, we have only achieved limited design wins in the consumer electronics industry and have yet to generate significant revenues associated with these design wins. We are still working to develop our initial products for the storage and networking markets at substantial research and development cost, but have not yet completed development of any such products or achieved any design wins in these markets. There are a number of remaining technological challenges to the development of any such products. If we fail to develop products and consistently achieve design wins in the consumer electronics, storage and networking markets, we will remain substantially dependent on the PC industry.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND ARE DIFFICULT TO PREDICT.

     Our quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

o the growth of the markets for digital-ready PCs and displays, consumer electronics and storage and networking devices;

o the strength or weakness in demand for PCs and the number of new PC designs released into the marketplace;

o    the evolution of industry standards;

o    the timing and amount of orders from customers;

o the deferral of customer orders in anticipation of new products or enhancements by us or our competitors;

o competitive pressures resulting in lower than expected average selling prices or reduced volumes;

o the ability of competitors to ship products that are alternatives to our PanelLink products;

o the availability of other semiconductors that are capable of communicating with our products; and

o the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.

     Because of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could adversely affect our business and results of operations. We cannot predict the duration or severity of the current downturn in the PC and display market, or in the general economy, and should it be more severe or protracted that we currently expect, our revenues and operating results would be seriously harmed.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO VARY BASED ON A NUMBER OF FACTORS RELATED TO HOW WE MANAGE OUR BUSINESS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO:

o    our ability to manage product transitions;

o our ability to manage successful development of products for new markets such as storage, networking and consumer electronics and achieving design wins for these products;

o    the distribution channels through which we choose to sell our products; and

o    our ability to manage expense and inventory levels.

Any of the foregoing factors could adversely affect our business and cause our stock price to fluctuate.

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, AND INCREASED LOSSES.

     The high-speed communication, display, networking and storage industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our current display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog/DVI-based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, National Semiconductor, nVidia, Pivotal Technologies,

Pixelworks, Sage, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine have all begun shipping products or announced intentions to introduce a product that will compete with our PanelLink products. There may be other companies that have announced DVI-based solutions and we expect that additional companies are likely to enter the market. In the future, our current or potential customers may also develop their own proprietary solutions.

     We have recently demonstrated technology that is applicable to the storage market. We will face competition from companies already established in this market, such as Agilent, Texas Instruments, Vitesse and Infineon, as well as new entrants into this market. We cannot be sure that our first storage product or subsequent storage products will become accepted solutions in this market.

     Many of our competitors have longer operating histories, greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their product. In addition, in the process of establishing our technology as an industry standard, and to ensure rapid adoption of the DVI specification, we have agreed to license specific elements of our intellectual property to others for free. We have also licensed elements of our intellectual property to Intel and other semiconductor companies and we may continue to do so. Competitors could use these elements of our intellectual property to compete against us. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing sales of our products and increasing our losses.

GROWTH OF THE MARKET FOR OUR COMPUTER AND DIGITAL DISPLAY PRODUCTS DEPENDS ON THE WIDESPREAD ADOPTION AND USE OF THE DVI SPECIFICATION.

     Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We have faced challenges related to the acceptance of our products due to the incompatible technologies used by many computer and display manufacturers. We cannot predict the rate at which the DVI specification will be adopted by manufacturers of computers and digital displays. To date, relatively few systems implementing all of the electrical and mechanical aspects of the DVI specification have been shipped. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as LVDS. LVDS, or low voltage differential signaling, is a technology used in high-speed data transmission, primarily for notebook PCs. Delays in the widespread adoption of the DVI specification could seriously harm our business.

OUR SUCCESS IS DEPENDENT ON INCREASING SALES OF OUR RECEIVER AND DISPLAY CONTROLLER PRODUCTS, WHICH DEPENDS ON HOST SYSTEM MANUFACTURERS INCLUDING DVI-COMPLIANT TRANSMITTERS IN THEIR SYSTEMS.

     Our success depends on increasing sales of our receiver and display controller products to display manufacturers. To increase sales of our receiver and display controller products, we need computer manufacturers to incorporate DVI-compliant transmitters in their systems, making these systems digital-ready. If computers are not digital-ready, they will not operate with digital displays, thus limiting the demand for digital receiver and display controller products. This would seriously harm our business.

OUR SUCCESS DEPENDS ON THE GROWTH OF THE DIGITAL DISPLAY MARKET.

     Our business depends on the growth of the digital display market, which is at an early stage of development. The potential size of this market and its rate of development are uncertain and will depend on many factors, including, but not limited to:

o    the number of digital-ready computers;

o the rate at which display manufacturers replace analog interfaces with DVI-compliant interfaces;

o the availability of cost-effective semiconductors that implement a DVI-compliant interface; and

o    improvements to analog technology.

     Slow growth, or a decrease in the size of the digital display market would seriously harm our business.

GROWTH OF THE MARKET FOR OUR PRODUCTS DEPENDS ON AN ADEQUATE SUPPLY OF DIGITAL DISPLAYS AT A PRICE AFFORDABLE TO CONSUMERS.

     In order for the market for many of our products to grow, digital displays must be widely available and affordable to consumers. In the past, the supply of digital displays, such as flat panels, has been cyclical and consumers have been very price sensitive. We expect this pattern to continue. In addition, although there has been initial interest in CRTs with a digital interface, to date only a few manufacturers have announced intentions to manufacture digital CRTs and only three manufacturers have made such displays available for purchase. Our ability to sustain or increase our revenues may be limited should there not be an adequate supply of, or demand for, affordable digital displays.

WE NEED TO OBTAIN DESIGN WINS IN ORDER TO INCREASE OUR REVENUES.

     Our future success will depend on manufacturers of host systems, displays and consumer electronics, storage and networking devices designing our products into their systems. To achieve design wins--decisions by those manufacturers to design our products into their systems--we must define and deliver cost-effective, innovative and integrated semiconductor solutions. Once a manufacturer has designed a supplier's products into its systems, the manufacturer may be reluctant to change its source of components due to the significant costs associated with qualifying a new supplier. Accordingly, the failure to achieve design wins would seriously harm our business.

OUR LENGTHY SALES CYCLE CAN RESULT IN UNCERTAINTY AND DELAYS IN GENERATING REVENUES.

     Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. It can then take an additional 12 to 18 months before a customer commences volume shipments of systems incorporating our products, if at all. Given our lengthy sales cycle, we may experience a delay between the time we incur expenditures and the time we generate revenues, if any, from these expenditures. As a result, our business could be seriously harmed if a significant customer reduces or delays orders, or chooses not to release products incorporating our products.

OUR PARTICIPATION IN THE DIGITAL DISPLAY WORKING GROUP (DDWG) REQUIRES US TO LICENSE SOME OF OUR INTELLECTUAL PROPERTY FOR FREE, WHICH MAY MAKE IT EASIER FOR OTHERS TO COMPETE WITH US.

     We are a member of the DDWG, which published and promotes the DVI specification. We have based our strategy on promoting and enhancing the DVI specification and developing and marketing products based on the specification and future enhancements. As a result:

o we must license for free specific elements of our intellectual property to others for use in implementing the DVI specification; and

o we may license additional intellectual property for free as the DDWG promotes enhancements to the DVI specification.

     Accordingly, companies that implement the DVI specification in their products can use specific elements of our intellectual property for free to compete with us.

OUR RELATIONSHIP WITH INTEL INVOLVES COMPETITIVE RISKS.

     We have entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor's patents, except in identified types of products. We believe that the scope of our license to Intel excludes our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel's rights to our patents could reduce the value of our patents to any third party who otherwise might be interested in acquiring rights to use our patents in such products. Intel could also endorse a competing digital interface, or develop its own proprietary digital interface, which would seriously harm our business. Finally, under certain circumstances, Intel could obtain rights to use certain of our patents to develop its own proprietary interface, which would seriously harm our business.

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     Historically, a relatively small number of customers and distributors have generated a significant portion of our product revenues. For the year ended December 31, 2000, sales to a Taiwanese distributor generated 18% of our total revenue and sales to a Japanese distributor generated 16% of our total revenue. For the year ended December 31, 1999, sales to two Japanese distributors generated 17% and 11% of our total revenue and sales to a Taiwanese distributor generated 16% of our total revenue. As a result of customer concentration, any of the following factors could seriously harm our business:

o a significant reduction, delay or cancellation of orders from one or more of our key customers or OEMs; or

o selection of products manufactured by a competitor for inclusion in one or more significant customer's future product generations.

     We expect our operating results to continue to depend on sales to a relatively small number of OEMs and their suppliers.

WE DO NOT HAVE LONG-TERM COMMITMENTS FROM OUR CUSTOMERS, AND WE ALLOCATE RESOURCES BASED ON OUR ESTIMATES OF CUSTOMER DEMAND.

     Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make many demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could have excess inventory. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities, lose market share and damage our customer relationships.

OUR DEPENDENCE ON SELLING THROUGH DISTRIBUTORS INCREASES THE RISKS AND COMPLEXITY OF OUR BUSINESS.

     Product revenue generated through distributors continues to be significant and increased to 66% of our total revenue for the year ended December 31, 2000, from 61% of our total revenue in 1999. Much of this increase reflects design wins with OEMs that rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

o    manage a more complex supply chain;

o    manage the level of inventory at each distributor;

o    provide for credits, return rights and price protection;

o estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

o    monitor the financial condition and credit-worthiness of our distributors.

     Any failure to manage these challenges could seriously harm our business.

OUR SUCCESS DEPENDS ON THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS, WHICH WE MAY NOT BE ABLE TO DO IN A TIMELY MANNER BECAUSE THE PROCESS OF DEVELOPING HIGH-SPEED SEMICONDUCTOR PRODUCTS IS COMPLEX AND COSTLY.

     The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products on several occasions in the past, some of which exceeded one year. We expect to introduce new transmitter, receiver and controller products in the future. We are also developing our initial products for high-speed networking and storage applications such as Serial ATA and fibre channel. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

o    accurate prediction of market requirements and evolving standards;

o    development of advanced technologies and capabilities;

o    definition of new products that satisfy customer requirements;

o    timely completion and introduction of new product designs;

o use of leading-edge foundry processes and achievement of high manufacturing yields; and

o    market acceptance of the new products.

     Accomplishing all of this is extremely challenging, time-consuming and expensive. We cannot assure you that we will succeed in developing transmitter, receiver or controller products, or in developing products for networking, storage or consumer electronics markets. If we are not able to develop and introduce our products successfully, our business will be seriously harmed.

OUR FOUNDRY, TEST AND ASSEMBLY CAPACITY MAY BE LIMITED DUE TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY.

     We are dependent on third party suppliers for all of our foundry, test and assembly functions. We depend on these suppliers to allocate to us a portion of their capacity sufficient to meet our needs to produce products with acceptable manufacturing yields and of acceptable quality and to deliver products to us in a timely manner. These third party suppliers fabricate, test and assemble products for other companies. Therefore, it is likely that the lead time required to manufacture, test and assemble our products will increase in times of decreasing capacity, which may result in our inability to meet our customer demand and loss of customers, which would seriously harm our business.

WE DEPEND ON A THIRD-PARTY WAFER FOUNDRY TO MANUFACTURE NEARLY ALL OF OUR PRODUCTS, WHICH REDUCES OUR CONTROL OVER THE MANUFACTURING PROCESS.

     We do not own or operate a semiconductor fabrication facility. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce all of our semiconductor products. Our reliance on independent foundries involves a number of significant risks, including, but not limited to:

o reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

o    lack of guaranteed production capacity or product supply; and

o lack of availability of, or delayed access to, next-generation or key process technologies.

     We do not have a long-term supply agreement with TSMC or other foundries, and instead obtain manufacturing services on a purchase order basis. TSMC has no obligation to supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of TSMC's foundry and they may reallocate capacity to other customers even during periods of high demand for our products. If TSMC is unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, and in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time-consuming, costly and difficult, resulting in unforeseen manufacturing and operations problems. This qualification process may also require significant effort by our customers. In addition, if competition for foundry capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to manufacturing services.

WE DEPEND ON THIRD-PARTY SUBCONTRACTORS FOR ASSEMBLY AND TEST, WHICH REDUCES OUR CONTROL OVER THE ASSEMBLY AND TEST PROCESSES.

     Our semiconductor products are assembled and tested by several independent subcontractors: Amkor Technology and Anam in Korea, Advanced Semiconductor Engineering in Taiwan, Malaysia and the United States, Fujitsu in Japan, ISE in the United States and Singapore Technologies Assembly Test Services in Singapore. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involves risks, such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increase our costs of assembling and testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time-consuming, costly and difficult, resulting in unforeseen operations problems.

OUR SEMICONDUCTOR PRODUCTS ARE COMPLEX AND ARE DIFFICULT TO MANUFACTURE COST-EFFECTIVELY.

     The manufacture of semiconductors is a complex process and it is often difficult for semiconductor foundries to achieve acceptable product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying yield problems can only occur well into the production cycle, when actual product exists that can be analyzed and tested.

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

DEFECTS IN OUR PRODUCTS COULD INCREASE OUR COSTS AND DELAY OUR PRODUCT
SHIPMENTS.

     Although we test our products before shipment, they are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us that may not be fully covered by insurance. Any of these could seriously harm our business.

IN THE SECOND AND THIRD QUARTERS OF 2000, WE COMPLETED THE ACQUISITIONS OF ZILLION TECHNOLOGIES, LLC AND DVDO, INC., RESPECTIVELY. WE EXPECT TO MAKE FUTURE ACQUISITIONS IF ADVISABLE AND THESE ACQUISITIONS INVOLVE NUMEROUS RISKS.

     Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we expect to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including, but not limited to, the following:

o difficulty and increased costs in assimilating the acquired operations and employees;

o    inability to retain the key employees of the acquired business;

o    disruption of our ongoing business;

o inability to successfully incorporate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

o    inability to commercialize purchased technology; and

o    lack of experience to enter new markets, or with products or technologies.

     Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our acquisitions of Zillion or DVDO, or our future acquisitions, if any, will be successful and will not adversely affect our business, operating results or financial condition. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL TO BE SUCCESSFUL, AND COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE IN OUR MARKET.

     Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. We do not have key person life insurance on any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location due to a number of factors, including the high concentration of established and emerging growth technology companies. This competition makes it difficult to retain our key personnel and to recruit highly-qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring candidates with appropriate qualifications and in retaining our key executives and employees, our business could be seriously harmed.

WE FACE FOREIGN BUSINESS, POLITICAL AND ECONOMIC RISKS BECAUSE A MAJORITY OF OUR PRODUCTS AND OUR CUSTOMERS' PRODUCTS ARE MANUFACTURED AND SOLD OUTSIDE OF THE UNITED STATES.

     A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan, and for the year ended December 31, 2000, 79% of our revenues were generated from customers and distributors located outside of the United States, primarily in Taiwan, Japan and Hong Kong. Customers and distributors in Taiwan, Japan and Hong Kong generated 33%, 25% and 9% of our revenues, respectively, for the year ended December 31, 2000. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

o    difficulties in managing distributors from afar;

o    difficulties in staffing and managing foreign operations;

o    political and economic instability;

o    adequacy of local infrastructure; and

o    difficulties in collecting accounts receivable.

     In addition, OEMs who design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products are denominated exclusively in United States dollars, increases in the value of the United States dollar will increase the foreign currency price equivalent of our products, which could lead to a reduction in sales and profits in that country.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY. WE RELY ON A COMBINATION OF PATENT, COPYRIGHT, TRADEMARK AND TRADE SECRET LAWS, AS WELL AS NONDISCLOSURE AGREEMENTS AND OTHER METHODS TO PROTECT OUR PROPRIETARY TECHNOLOGIES.

     We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patent will issue as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning no patent protection will be obtained in some jurisdictions. We have also acquired intellectual property, including patent applications, in our acquisitions of DVDO and Zillion. It is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries.

     Disputes may occur regarding the scope of the intellectual property license we have granted to DDWG participants for use in implementing the DVI specification in their products. These disputes may result in:

o    costly and time-consuming litigation; or

o    the license of additional elements of our intellectual property for free.

OTHERS MAY BRING INFRINGEMENT CLAIMS AGAINST US THAT COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND.

     In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring numerous infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits," alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of their merits. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

o stop selling products or using technology that contain the allegedly infringing intellectual property;

o attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

o attempt to redesign products that contain the allegedly infringing intellectual property.

     If we are forced to take any of these actions, we may be unable to manufacture and sell our products, which could seriously harm our business.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY MAY LEAD TO SIGNIFICANT FLUCTUATIONS IN THE DEMAND FOR OUR PRODUCTS.

     In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including economic conditions in Asia and the United States. This cyclicality has led to significant fluctuations in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

INDUSTRY CYCLES MAY STRAIN OUR MANAGEMENT AND RESOURCES.

     Cycles of growth and contraction in our industry may strain our management and resources. To manage these industry cycles effectively, we must:

o    improve operational and financial systems;

o    train and manage our employee base;

o successfully integrate operations and employees of businesses we have acquired;

o attract, develop, motivate and retain qualified personnel with relevant experience; and

o    adjust spending and working capital levels according to revenue trends.

     If we cannot manage industry cycles effectively, our business could be seriously harmed.

OUR OPERATIONS AND THE OPERATIONS OF OUR SIGNIFICANT CUSTOMERS, THIRD-PARTY WAFER FOUNDRIES AND THIRD-PARTY ASSEMBLY AND TEST SUBCONTRACTORS ARE LOCATED IN AREAS SUSCEPTIBLE TO NATURAL DISASTERS.

     Our operations are headquartered in the San Francisco bay area, which is susceptible to earthquakes. Taiwan Semiconductor Manufacturing Company, the outside foundry that produces all of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the year ended December 31, 2000, customers located in Taiwan generated 33% of our product revenue and customers and distributors located in Japan generated 25% of our product revenue. Both Taiwan and Japan are susceptible to earthquakes and typhoons and potentially other unforeseen natural disasters.

     Our business would be seriously harmed if any of the following occurred:

o an earthquake or other disaster in the San Francisco bay area damaged our headquarters or disrupted the supply of water and electricity to our headquarters;

o an earthquake, typhoon or other disaster in Taiwan or Japan resulted in shortages of water, electricity or transportation, limiting the production capacity of our outside foundries or the ability of ASE to provide assembly and test services;

o an earthquake, typhoon or other disaster in Taiwan or Japan damaged the facilities or equipment of our customers and distributors, resulting in reduced purchases of our products; or

o an earthquake, typhoon or other disaster in Taiwan or Japan disrupted the operations of suppliers to our Taiwanese or Japanese customers, outside foundries or ASE, which in turn disrupted the operations of these customers, foundries or ASE and resulted in reduced purchases of our products or shortages in our product supply.

OUR OPERATIONS ARE LOCATED IN AREAS SUSCEPTIBLE TO DISRUPTIONS OF ELECTRICITY SERVICE AND POSSIBLY SEVERE INCREASES IN THE COSTS OF ELECTRIC POWER AND ENERGY.

     Our operations are headquartered in the San Francisco bay area, which like much of California is susceptible to disruptions of electricity service. California's Independent Systems Operator (ISO) has declared many "Stage 3" energy alerts, meaning that power reserves in the state have fallen below a fixed threshold, and has ordered disruptions of electric services on a rotating basis. As much of our technology development and normal business activities require use of electric power, which is supplied by a third party subject to the ISO's restrictions, any, even short-term, interruption in electric service could damage our business. Moreover, in an effort to solve the repeated "Stage 3" alerts, a severe increase in the cost of energy may be forced upon us, which could increase our costs and adversely affect our operating results.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF SILICON IMAGE AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

     Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

o    authorizing the issuance of preferred stock without stockholder approval;

o providing for a classified board of directors with staggered, three-year terms;

o    prohibiting cumulative voting in the election of directors;

o requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

o    limiting the persons who may call special meetings of stockholders; and

o    prohibiting stockholder actions by written consent.

     Provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us.

THE PRICE OF OUR STOCK FLUCTUATES SUBSTANTIALLY AND MAY CONTINUE TO DO SO.

     The stock market has experienced extreme price and volume fluctuations that have affected the market valuation of many technology companies, including Silicon Image, and that could result in the loss of, or inability to attract, motivate and retain key employees. These factors, as well as general economic and political conditions, may materially and adversely affect the market price of our common stock in the future. The market price of our common stock has fluctuated significantly and may continue to fluctuate in response to a number of factors, including, but not limited to:

o    actual or anticipated fluctuations in our operating results;

o    changes in expectations of our future financial performance;

o    changes in financial projections of securities analysts;

o    changes in market valuations of other technology companies;

o changes in key executives, technical personnel and other employees that we need to implement our business and product plans;

o announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions;

o    the operating and stock price performance of other comparable companies;
     and

o the number of our shares that are available for trading by the public and the trading volume of our shares.

     Due to these factors, the price of our stock may decline. In addition, the stock market experiences volatility that is often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. In the last 12 months, the price of our stock has decreased over 93%.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

INTEREST RATE RISK

     Our cash equivalents and short-term investments consist primarily of fixed-income securities that are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not be expected to have a material effect on our near-term results of operations or financial condition. Our long-term capital lease obligations bear interest at fixed rates; therefore, our results of operations would not be affected by immediate changes in interest rates.

FOREIGN CURRENCY EXCHANGE RISK

     All of our sales are denominated in U.S. dollars, and substantially all of our expenses are incurred in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates should not have a material effect on our future operating results or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplemental Data required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, which will be set forth under the captions "Proposal No. 1 Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in Silicon Image's Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item, which will be set forth under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in Silicon Image's Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item, which will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Silicon Image's Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item, which will be set forth under the caption "Certain Relationships and Related Transactions" in Silicon Image's Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  The following documents are filed as a part of this Form:

1.  Financial Statements:

     Statements of Operations for the three years ended December 31, 2000 Balance Sheets at December 31, 2000 and December 31, 1999
     Statements of Stockholders' Equity for the three years ended December 31,
        2000
     Statements of Cash Flows for the three years ended December 31, 2000 Notes to Financial Statements
     Report of Independent Accountants

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

 (b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                               SILICON IMAGE, INC.
                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                                Year Ended December 31,
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
                Revenue:
                  Product revenue                           $ 50,035     $20,669     $ 7,703
                  Development and license revenue                  -         575         100
                                                            ---------   ---------   ---------

                Total revenue                                 50,035      21,244       7,803

                Cost and operating expenses:
                  Cost of product revenue (1)                 18,798       7,985       4,314
                  Research and development (2)                12,811       7,168       4,524
                  Selling, general and administrative (3)     18,902       8,110       4,335
                  In-process research and development          8,410           -           -
                  Amortization of goodwill and intangible
                        assets                                 4,356           -           -
                  Stock compensation and warrant expense      13,616       6,678       1,361
                                                            ---------   ---------   ---------

                Total cost and operating expenses             76,893      29,941      14,534
                                                            ---------   ---------   ---------

                Loss from operations                         (26,858)     (8,697)     (6,731)
                Interest income                                4,095       1,250         242
                Interest expense and other, net                 (112)       (174)       (133)
                                                            ---------   ---------   ---------

                Net loss before provision for income taxes   (22,875)     (7,621)     (6,622)
                Provision for income taxes                       368           -           -
                                                            ---------   ---------   ---------

                Net loss                                    $(23,243)    $(7,621)    $(6,622)
                                                            =========   =========   =========

                Net loss per share:
                  Basic and diluted                          $ (0.47)    $ (0.38)    $ (0.69)
                                                            =========   =========   =========
                  Weighted average shares                     49,720      20,192       9,532
                                                            =========   =========   =========


(1) Excludes non-cash expenses of $593,000, $609,000 and $102,000 for 2000, 1999 and 1998, respectively.

(2) Excludes non-cash expenses of $10.2 million, $2.5 million and $670,000 for 2000, 1999 and 1998, respectively.

(3) Excludes non-cash expenses of $2.8 million, $3.5 million and $589,000 for 2000, 1999 and 1998, respectively.

                 See accompanying Notes to Financial Statements

                               SILICON IMAGE, INC.
                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                   December 31,
                                                                                 2000        1999
                                                                               ---------   ---------
           Assets
           Current Assets:
             Cash and cash equivalents                                         $ 23,224    $ 33,648
             Short-term investments                                              36,965      24,499
             Accounts receivable, net of allowance for doubtful accounts
               of $290 in 2000 and $101 in 1999                                   7,088       4,553
             Inventories                                                          3,064         765
             Prepaid expenses and other current assets                            1,644       1,324
                                                                               ---------   ---------
               Total current assets                                              71,985      64,789
           Property and equipment, net                                            4,371       1,809
           Goodwill and intangible assets, net                                   21,353           -
           Other assets                                                           1,790         903
                                                                               ---------   ---------
               Total assets                                                    $ 99,499    $ 67,501
                                                                               =========   =========

           Liabilities and Stockholders' Equity
           Current Liabilities:
             Accounts payable                                                   $ 3,961     $ 2,491
             Accrued liabilities                                                  5,745       3,277
             Capital lease obligations, current                                     777         498
             Deferred margin on sales to distributors                             4,789       3,143
                                                                               ---------   ---------
               Total current liabilities                                         15,272       9,409
           Capital lease obligations, long-term                                   1,030         528
                                                                               ---------   ---------
               Total liabilities                                                 16,302       9,937
                                                                               ---------   ---------

           Commitments and contingencies (Notes 6 and 8)

           Stockholders' Equity:
             Convertible preferred stock, par value $0.001; 5,000,000 shares
               authorized; no shares issued or outstanding                            -           -
             Common stock, par value $0.001; 75,000,000 shares authorized;
               shares issued and outstanding:  53,949,000 - 2000 and
               51,486,000 - 1999                                                     54          51
             Additional paid-in capital                                         137,147      85,390
             Notes receivable from stockholders                                    (162)     (1,455)
             Unearned compensation                                              (10,198)     (6,021)
             Accumulated deficit                                                (43,644)    (20,401)
                                                                               ---------   ---------
               Total stockholders' equity                                        83,197      57,564
                                                                               ---------   ---------
               Total liabilities and stockholders' equity                      $ 99,499    $ 67,501
                                                                               =========   =========

                 See accompanying Notes to Financial Statements

                               SILICON IMAGE, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                      Notes
                                 Convertible                          Additional   Receivable
                               Preferred Stock      Common Stock       Paid-in        From         Unearned     Accumulated
                               Shares   Amount    Shares    Amount     Capital    Stockholders   Compensation     Deficit    Total
                              -------  -------- --------- ---------- ----------- -------------- -------------- ------------ ------
Balance at December 31, 1997     5,965   $   6    11,322      $  12   $   8,733     $      -     $       -      $ (6,158)   $ 2,593
Issuance of Series D
Convertible
  Preferred Stock, net of        3,595       4         -          -      12,452            -             -             -     12,456
  issuance costs
Common stock issued for cash
  and notes                          -       -     2,250          2         158          (96)            -             -         64
Unearned compensation                -       -         -          -       2,972            -        (2,972)            -          -
Stock compensation expense           -       -         -          -         292            -           723             -      1,015
Stock warrant expense (Note 8)       -       -         -          -         346            -             -             -        346
Net loss                             -       -         -          -           -            -             -        (6,622)    (6,622)
                              -------- -------  --------  ----------  ---------    ---------     ---------      --------    -------
Balance at December 31, 1998     9,560      10    13,572         14      24,953          (96)       (2,249)      (12,780)     9,852
Common stock issued for cash
  and notes                          -       -     5,630          5       1,718       (1,385)            -             -        338
Repayments of note receivable        -       -         -          -           -           26             -             -         26
Net proceeds from initial
  public offering                    -       -     8,970          9      48,282            -             -             -     48,291
Conversion of Convertible
  Preferred Stock upon
  completion of initial
  public offering               (9,560)    (10)   23,314         23         (13)           -             -             -          -
Unearned compensation                -       -         -          -       9,116            -        (9,116)            -          -
Stock compensation expense           -       -         -          -         739            -         5,344             -      6,083
Stock warrant expense (Note 8)       -       -         -          -         595            -             -             -        595
Net loss                             -       -         -          -           -            -             -        (7,621)    (7,621)
                              -------- -------  --------  ----------  ---------    ---------     ---------      --------    -------
Balance at December 31, 1999         -       -    51,486         51      85,390       (1,455)       (6,021)      (20,401)    57,564
Net issuances of common stock        -       -       710          1         998            -             -             -        999
Common stock issued for ESPP         -       -       194          -       1,013            -             -             -      1,013
Common stock issued for
  acquisitions (Note 2)              -       -     1,498          2      31,953            -             -             -     31,955
Common stock issued for
  warrant exercise                   -       -        61          -           -            -             -             -          -
Repayments of notes receivable       -       -         -          -           -        1,293             -             -      1,293
Unearned compensation                -       -         -          -      13,086            -       (13,086)            -          -
Stock compensation expense           -       -         -          -       4,707            -         8,909             -     13,616
Net loss                             -       -         -          -           -            -             -       (23,243)   (23,243)
                              -------- -------  --------  ----------  ---------    ---------     ---------      --------    -------
Balance at December 31, 2000         -   $   -    53,949      $  54   $ 137,147    $    (162)    $ (10,198)     $(43,644)   $83,197
                              ======== =======  ========  ==========  =========    =========     =========      ========    =======

                 See accompanying Notes to Financial Statements

                               SILICON IMAGE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Year Ended December 31,
                                                                     2000          1999          1998
                                                                    --------     ----------    ---------
          Cash flows from operating activities:
            Net loss                                               $(23,243)      $ (7,621)     $(6,622)
            Adjustments to reconcile net loss to cash provided by
              (used in) operating activities:
              Depreciation and amortization                           1,068            581          649
              Stock compensation and warrant expense                 13,616          6,678        1,361
              In-process research and development                     8,410              -            -
              Amortization of goodwill and intangible assets          4,356              -            -
              Changes in assets and liabilities, net of amounts
               acquired:
                Accounts receivable                                  (2,350)        (3,035)      (1,231)
                Inventories                                          (1,944)          (464)        (172)
                Prepaid expenses and other assets                       (95)        (1,894)          56
                Accounts payable                                        699          1,609          256
                Accrued liabilities                                   1,243          1,002        1,512
                Deferred margin on sales to distributors              1,646          2,653          490
                                                                    --------     ----------    ---------
                  Cash provided by (used in) operating activities     3,406           (491)      (3,701)
                                                                    --------     ----------    ---------

          Cash flows from investing activities:

            Purchases of short-term investments                     (27,387)       (29,420)      (1,401)
            Proceeds from sale of short-term investments             14,921          6,322            -
            Purchases of property and equipment                      (2,161)        (1,204)        (340)
            Acquisition costs, net of cash acquired                    (959)             -            -
                                                                    --------     ----------    ---------
                 Cash used in investing activities                  (15,586)       (24,302)      (1,741)
                                                                    --------     ----------    ---------

          Cash flows from financing activities:

            Proceeds from issuances of common stock                   2,012            338           64
            Repayments of notes receivable                            1,293             26            -
            Repayments of capital lease obligations                    (509)          (342)        (140)
            Security deposit on lease financing                      (1,040)             -            -
            Proceeds from financing of property and equipment             -            789            -
            Net proceeds from initial public offering                     -         48,291            -
            Line of credit activity, net                                  -           (757)         385
            Net proceeds from issuances of convertible preferred
             stock                                                        -              -       12,456
                                                                    --------     ----------    ---------
                  Cash provided by financing activities               1,756         48,345       12,765
                                                                    --------     ----------    ---------

          Net increase (decrease) in cash and cash equivalents      (10,424)        23,552        7,323
          Cash and cash equivalents - beginning of period            33,648         10,096        2,773
                                                                    --------     ----------    ---------
          Cash and cash equivalents - end of period                 $23,224      $  33,648      $10,096
                                                                    ========     ==========    =========

          Supplemental cash flow information:
            Acquisitions of property and equipment under capital
              lease arrangements                                    $ 1,290        $    61       $  641
                                                                    ========     ==========    =========
            Issuances of common stock in exchange for notes
              receivable                                             $    -       $  1,385       $   96
                                                                    ========     ==========    =========
            Cash payments for interest                               $   89        $   168       $  128
                                                                    ========     ==========    =========
            Cash payments for income taxes                           $  225        $     -        $   -
                                                                    ========     ==========    =========

                 See accompanying Notes to Financial Statements

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Silicon Image, Inc. (the "Company") was incorporated in January 1995 and designs, develops and markets semiconductor solutions for applications that require cost-effective, high-bandwidth, integrated solutions for high-speed data communications.

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation or to give effect to the Company's two-for-one stock split, which was effective August 18, 2000.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment for products sold directly to end users and to distributors that do not have rights of return. Reserves for sales returns and allowances are estimated and provided at the time of shipment. For sales to distributors with agreements allowing for returns or credits under certain circumstances, the Company defers recognition of revenue until it estimates that the products have been resold by the distributor to an end-user. These estimates are based primarily upon the Company's analysis of reports provided by these distributors, with appropriate adjustments for in-transit inventory.

     Development and license revenues are recognized as milestones are met or as license fees are earned.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly-liquid investments having a maturity of three months or less from the date of purchase to be cash equivalents. All of the Company's short-term investments are classified as available-for-sale at the balance sheet dates, and have been presented at amortized cost, which approximated fair value. If material, any temporary difference between the cost and fair value of an investment would be presented as a separate component of accumulated comprehensive income. At December 31, 2000, no security had a remaining contractual maturity greater than one year and the average remaining contractual maturity of all short-term investments was approximately five months. Cash equivalents and short-term investments, by security type, were as follows (in thousands):

                                                     December 31,
                                                   2000        1999
                                                 ---------   ---------
      Cash Equivalents:
        Commercial paper                         $ 12,339    $ 25,365
        Market auction preferred securities         8,400       6,100
        Money market funds                          2,079       1,508
                                                 ---------   ---------
                                                 $ 22,818    $ 32,973
                                                 =========   =========

      Short-term investments:
        Commercial paper                         $ 13,176    $ 14,646
        Corporate notes and bonds                  23,388       9,853
        Bank certificates of deposit                  401           -
                                                 ---------   ---------
                                                 $ 36,965    $ 24,499
                                                 =========   =========

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company may invest in a variety of financial instruments and, by policy, limits the amount of credit exposure through diversification and by investing only in instruments of high-grade government or commercial issuers.

     The Company performs ongoing credit evaluations of its customers' financial condition and may require collateral, such as letters of credit, to secure accounts receivable if deemed necessary. The Company maintains a reserve for potentially uncollectible accounts receivable based on its assessment of collectibility.

INVENTORIES

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which are three years for computers and software, three to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life, which ranges from two to five years.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets are stated at cost, less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the assets, which are three years for goodwill and purchased technology, and two to three years for patents and other.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Expense associated with stock-based compensation is amortized over the vesting period of the individual award using an accelerated method, as described in Financial Accounting Standards Board Interpretation No. 28.

COMPREHENSIVE INCOME

     The Company's comprehensive income / (loss) approximated reported net income / (loss) for all periods presented.

LONG-LIVED ASSETS

     The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized if estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than the asset's net book value. No such impairments have been identified by the Company.

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

NET LOSS PER SHARE

     The Company reports basic net loss per share based on weighted average common shares outstanding, excluding shares subject to repurchase, and diluted net loss per share based on weighted average common shares and dilutive equivalents outstanding.

     The following tables set forth the computation of basic and diluted net loss per share:

                                                            Year Ended December 31,
                                                       2000          1999           1998
                                                     ----------    ----------     ---------
                                                    (in thousands, except per share amounts)
      Numerator:
        Net loss                                      $(23,243)     $ (7,621)      $(6,622)

      Denominator:
        Weighted average shares                         52,599        25,224        12,058
        Less:  unvested common shares subject to
          repurchase                                    (2,879)       (5,032)       (2,526)
                                                     ----------    ----------     ---------
                                                        49,720        20,192         9,532
                                                     ----------    ----------     ---------

      Net loss per share:
        Basic and diluted net loss per share           $ (0.47)     $  (0.38)      $ (0.69)
                                                     ==========    ==========     =========

     As a result of the net losses incurred by the Company, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, that were anti-dilutive and not included in the calculation of diluted net loss per share:

                                                                 December 31,
                                                       2000          1999           1998
                                                     ----------    ----------     ---------
                                                                (in thousands)
      Preferred Stock                                        -             -        23,314
      Unvested common shares subject to repurchase       2,879         5,032         2,526
      Stock options                                      7,102         5,526         4,350
      Common stock warrants                                582           636           572

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives be recognized on the balance sheet at fair value. The Company does not hold any derivative instruments or engage in hedging activities; therefore, the adoption of SFAS No. 133 will not affect the Company.

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--BUSINESS COMBINATIONS

DVDO, INC. ("DVDO")

     On July 6, 2000, the Company issued approximately 1,288,000 shares of its common stock in exchange for all outstanding shares of DVDO, a privately-held provider of digital video processing systems for the consumer electronics industry. The total purchase price for this acquisition was $37.8 million, consisting of stock with a fair value of $35.8 million, stock options with a fair value of $1 million, and transaction costs of $1 million. The acquisition has been accounted for using the purchase method of accounting.

     The purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values as determined by an independent appraisal. The purchase price allocation was as follows:

      Inventory                                   $  355
      Other current assets                           270
      Fixed assets                                   179
      Intangible assets (see Note 4)              25,709
      Current liabilities                         (1,996)
      Unearned compensation                        4,897
      In-process research and development expense  8,410
                                                 --------
                                                 $37,824
                                                 ========

     In-process research and development represents technology that has not reached technological feasibility and that has no alternative future use. Intangible assets consist of goodwill, purchased technology, acquired workforce, trade name and patents. Goodwill, purchased technology, and patents are being amortized over their estimated useful lives of three years and the acquired workforce and trade name are being amortized over their estimated useful lives of two years.

     In addition to the shares issued in exchange for the outstanding shares of DVDO, the Company issued 166,000 shares of restricted stock to key employees of DVDO. The restricted stock is subject to repurchase by the Company at the original purchase price in the event of termination of employment. The Company's right to repurchase expires over a 33-month period.

     Unearned compensation consists of the value of the restricted stock issued ($4.1 million), plus the intrinsic value of unvested stock options assumed in the acquisition ($803,000). The difference between the fair value of stock options assumed and the intrinsic value of the unvested stock options assumed has been allocated to intangible assets. Unearned compensation is being amortized to expense over the remaining vesting periods using an accelerated method. Approximately $2.2 million was amortized in 2000.

     The following unaudited, pro-forma information gives effect to the acquisition of DVDO as if it had occurred on January 1, 1999, by consolidating the results of DVDO's operations with the Company's results of operations for the years ended December 31, 2000 and 1999.

                                        Year Ended December 31,
                                          2000          1999
                                       -----------   -----------
 Revenues                                $ 51,307      $ 22,824
 Net loss                                 (30,859)      (22,226)

 Net loss per share:
   Basic and diluted net loss per share   $ (0.61)      $ (1.03)
   Weighted average shares                 50,418        21,480

     Unaudited, pro-forma information is not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the period described above, nor does such information indicate the results of the Company's future operations. In the opinion of management, all adjustments necessary to present fairly such pro-forma information have been made.

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2--BUSINESS COMBINATIONS  (CONTINUED)

ZILLION TECHNOLOGIES, LLC ("ZILLION")

      During the quarter ended June 30, 2000, the Company completed its acquisition of Zillion, a privately-held developer of high-speed transmission technology for data storage applications. In exchange for all membership interests in Zillion, the Company agreed to issue 300,000 shares of its common stock ratably over a four-year period. The total value of the shares to be issued was $5.5 million, which is being expensed over the issuance period using an accelerated method. A total of $2.3 million was expensed in fiscal 2000. Net assets acquired, and the related acquisition costs, were immaterial.

NOTE 3--RELATED PARTY TRANSACTIONS

     In 1999 and 1998, the Company issued 1,485,000 and 551,000 shares of Common Stock to several officers of the Company in exchange for notes receivable totaling $1,385,000 and $95,625, respectively. The notes outstanding at December 31, 2000 bear interest at rates ranging from 5.30% to 5.98% per annum, and are due within four years of December 31, 2000. Principal and interest payments of $1,293,000 and $26,000 were received in 2000 and 1999, respectively.

NOTE 4--BALANCE SHEET COMPONENTS

                                                          December 31,
                                                         2000      1999
                                                        --------  --------
                                                         (in thousands)
      INVENTORIES:
        Raw materials                                   $ 1,366    $    85
        Work in process                                     407        227
        Finished goods                                    1,291        453
                                                        --------   -------
                                                        $ 3,064    $   765
                                                        ========   =======

      PROPERTY AND EQUIPMENT:
        Computers and software                          $ 3,699    $ 2,163
        Equipment                                         2,415        502
        Furniture and fixtures                              837        656
                                                        --------   -------
                                                          6,951      3,321
          Less:  accumulated depreciation                (2,580)    (1,512)
                                                        --------   -------
                                                        $ 4,371    $ 1,809
                                                        ========   =======

      GOODWILL AND INTANGIBLE ASSETS:
        Purchased technology                            $10,767    $     -
        Patents and other                                 1,848          -
        Goodwill                                         13,094          -
                                                        --------   -------
                                                         25,709          -
          Less:  accumulated amortization                (4,356)         -
                                                        --------   -------
                                                        $21,353    $     -
                                                        ========   =======

      ACCRUED LIABILITIES:
        Customer rebates and accrued sales returns      $ 1,147    $ 1,259
        Accrued payroll and related expenses              1,838        801
        Other accrued liabilities                         2,760      1,217
                                                        --------   -------
                                                        $ 5,745    $ 3,277
                                                        ========   =======

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5--INCOME TAXES

      The Company's provision for income taxes for the year ended December 31, 2000 was $368,000 and consisted of approximately $328,000 for Federal taxes and $40,000 for State taxes. No provision for income taxes was recorded for the years ended December 31, 1999 and 1998, since the Company generated both book and tax losses. The Company's effective tax rate differs from the federal statutory tax rate due to the following:

                                             Years Ended December 31,
                                            2000       1999      1998
                                           -------    -------   -------
                                                  (in thousands)
      Tax at federal statutory rate        $(7,778)   $(2,591)  $(2,251)
      Nondeductible expenses                 8,970      2,271       463
      Changes in valuation allowance          (506)       320     1,788
      Tax credits and other                   (318)        --        --
                                           -------    -------   -------
                                           $   368    $    --   $    --
                                           =======    =======   =======

     Deferred tax assets consist of:

                                             December 31,
                                           2000       1999
                                          --------   --------
                                            (in thousands)
      Net operating loss carryforwards    $ 3,176    $ 2,883
      Deferred revenue                      2,051      1,224
      Research and development credit         700        605
      Inventory related items               1,435        447
      Other items not currently
       deductible                           1,469        183
                                          --------   --------
                                            8,831      5,342
      Less:  valuation allowance           (8,831)    (5,342)
                                          --------   --------
                                            $   -      $   -
                                          ========   ========

     Management believes that available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets, and has therefore recorded a full valuation allowance to reduce the carrying value of such assets to zero. Objective evidence includes the Company's history of losses, the highly-competitive industry in which the Company operates and the uncertainty regarding continued market acceptance of the Company's products. The Company will continue to assess the realizability of deferred tax assets based on actual and forecasted operating results.

     At December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $8,300,000 and $3,200,000, respectively, that expire through 2020 and 2005, respectively. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. The Company does not expect to be subject to these impairments or limitations.

NOTE 6--LEASING ARRANGEMENTS AND COMMITMENTS

     The Company leases certain software and equipment under lease agreements accounted for as capital leases. These leases have terms that range from two to three years, and include end of lease purchase options. The Company intends to exercise purchase options that require minimal payments. The Company's obligations under these leasing arrangements are secured by the leased equipment and, in some cases, cash.

     In October 2000, the Company entered into an equipment financing agreement with monthly payments due through 2003. The agreement is secured by a certificate of deposit totaling $1.3 million, the non-current portion of which is included in other assets, and bears interest at 2% above the rate in effect under this certificate of deposit (8% at December 31, 2000). The certificate of deposit requirement is reduced annually to equal the amount of the debt obligation then outstanding.

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--LEASING ARRANGEMENTS AND COMMITMENTS  (CONTINUED)

     In October 1999, the Company entered into a noncancelable operating lease expiring in July 2003 for its principal operating facility. The lease is secured by a certificate of deposit in the amount of $583,000, the non-current portion of which is included in other assets at December 31, 2000. This security requirement will be decreased over the next three years. The Company also leases office space under a second noncancelable operating lease that expires in December 2002. The Company has subleased this office space on conventional terms through December 2002. Rent expense, net of sublease income, totaled $1,549,000, $685,000 and $333,000 in 2000, 1999 and
1998, respectively.

     Future minimum lease payments under operating leases have not been reduced for sublease rental income of $540,000 and $518,000 for the years ended December 31, 2001 and 2002, respectively.

     Future minimum lease payments, including purchase options, at December 31, 2000 are as follows:

                                                              Capital     Operating
      Year Ended December 31,                                 Leases       Leases
                                                             ----------   ----------
                                                                 (in thousands)
      2001                                                      $  849      $ 2,409
      2002                                                         683        2,448
      2003                                                         456        1,294
                                                             ----------   ----------
      Total minimum lease payments                               1,988      $ 6,151
                                                                          ==========
      Less interest                                               (181)
                                                             ----------
      Present value of payments under capital lease
        obligations                                              1,807

      Less long-term portion                                    (1,030)
                                                             ----------
      Short-term portion                                        $  777
                                                             ==========

NOTE 7--LINE OF CREDIT

     In December 1998, the Company entered into a line of credit that provided for borrowings of up to $4.0 million based on, and secured by, eligible accounts receivable as defined in the credit agreement. Borrowings accrued interest at the bank's commercial lending rate plus 0.25%. In October 1999, the balance under the line of credit was paid in full and the agreement expired in April 2000.

NOTE 8--STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

     In October 1999, all outstanding convertible preferred shares were converted into common shares as indicated below.

      Series       Outstanding           Converted
         A           1,565,000           6,260,000
         B             400,000           1,864,406
         C           4,000,000           8,000,000
         D           3,594,859           7,189,718
                   ------------        ------------
                     9,559,859          23,314,124
                   ============        ============

STOCK SPLIT

     On July 12, 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock, effective August 18, 2000 for stockholders of record as of July 28, 2000. All prior period common stock and applicable share and per share amounts have been restated to reflect this stock split.

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8--STOCKHOLDERS' EQUITY  (CONTINUED)

COMMON STOCK

     During the year ended December 31, 1999, the Company sold 2,444,000 shares of Common Stock to founders, certain executives, two non-employees (as defined by FIN 44) and an employee for a total of $1,405,000. The Company has the right to repurchase all or any portion of the unvested shares of restricted stock at the original purchase price, which right lapses over a four year period. At December 31, 2000 and 1999, 1,062,000 and 1,714,000
shares of restricted Common Stock were subject to the Company's repurchase option, respectively.

STOCK WARRANTS

     In September 1998, the Company and a third party entered into an agreement to develop and promote the adoption of a digital display interface specification. In connection with this agreement, the Company granted the third party a warrant to purchase 285,714 shares of the Company's common stock at $1.75 per share. This warrant was immediately exercisable. Under the same agreement, the Company granted the third party a warrant to purchase 285,714 shares of the Company's common stock at $0.18 per share upon achievement of a specified milestone. This warrant became exercisable during the quarter ended March 31, 1999 when the milestone was achieved. The Company recorded expense of $346,000 in 1998 and $595,000 in 1999 associated with these warrants. Additionally, if a second specified milestone is achieved, the Company will grant the third party another warrant to purchase 285,714 shares of the Company's common stock at $0.18 per share. Upon achievement of the milestone, the Company will record an expense related to the issuance of this warrant (the estimated fair value of the warrant at December 31, 2000 was $1.5 million). All warrants under this agreement remain outstanding and will expire on September 16, 2004.

     In February 1999, the Company granted a leasing company a warrant to purchase up to 64,284 shares of the Company's Common Stock at $1.75 per share. This warrant was immediately exercisable and was exercised in March 2000. The Company did not record an expense for this warrant since the estimated fair market value of the warrant on the date of grant was not considered material.

STOCK OPTION PLANS

     In September 1995, the Board of Directors adopted the 1995 Equity Incentive Plan (the "1995 Plan"), which provides for the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to employees, directors and consultants of the Company. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of the Company's Common Stock on the date of grant for ISOs and NSOs, respectively. The 1995 Plan provides that options shall be exercisable over a period not to exceed ten years and shall generally vest over a period of four years. In September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. The Company has the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest.

     In October 1999, the 1999 Equity Incentive Plan (the "1999 Plan") became the successor to the 1995 Plan and was changed to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan will be increased automatically on January 1 of each year by an amount equal to 5% of the Company's total outstanding common shares as of the immediately preceding December 31. At December 31, 2000, there were 774,000 shares available for issuance under the 1999 Plan.

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8--STOCKHOLDERS' EQUITY  (CONTINUED)

     The following table summarizes the Company's stock option activity, including options granted outside of the Plans, and related weighted average exercise prices:

                                              Options Outstanding
                                      -----------------------------------
                                                           Weighted
                                        Number of       Average Exercise
                                          Shares        Price per Share
                                      --------------   ------------------
                                      (in thousands)           $
      Balance at December 31, 1997            4,348          0.06
        Granted                               2,596          0.16
        Canceled                               (344)         0.15
        Exercised                            (2,250)         0.07
                                      --------------
      Balance at December 31, 1998            4,350          0.11
        Granted                               4,560          6.86
        Canceled                               (198)         1.23
        Exercised                            (3,186)         0.14
                                      --------------
      Balance at December 31, 1999            5,526          5.59
        Granted and assumed                   7,183         15.37
        Canceled                             (3,195)        24.37
        Exercised                              (710)         0.99
                                      --------------
      Balance at December 31, 2000            8,804          7.09
                                      ==============

     At December 31, 2000, 1,543,000 options were vested, and 1,190,000 unvested shares had been exercised and remain subject to the Company's repurchase rights.

OPTION DATA

     Information with respect to options outstanding at December 31, 2000, is as follows:

                                    Options Outstanding                     Options Exercisable
                      ------------------------------------------------   ---------------------------
                                         Weighted   Weighted Average                       Weighted
                          Number         Average       Remaining            Number         Average
      Range of           of Shares       Exercise   Contractual Life      of Shares        Exercise
      Exercise Prices  (in thousands)     Price        (in years)       (in thousands)       Price
      ----------------------------------------------------------------------------------------------
      $0.04-$0.99         1,282           $ 0.19          7.39              1,282           $  0.19
      $1.00-$2.89         1,411           $ 2.65          8.61                575           $  2.32
      $2.90-$5.99         3,658           $ 5.28          6.55                115           $  3.31
      $6.00-$27.13        2,453           $15.93          8.92                509           $ 17.19
      ----------------------------------------------------------------------------------------------
                          8,804           $ 7.09          7.66              2,481           $  4.32
      ==============================================================================================

     The weighted average, grant-date fair value of options granted was $11.15, $3.92 and $1.42 per option during 2000, 1999 and 1998, respectively. The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

                                Year Ended December 31,
                              2000        1999        1998
                            ---------   ---------   ---------
      Expected life (years)      5.0         4.0         4.0
      Risk-free interest        5.8%        5.7%        5.6%
      rate
      Dividend yield               -           -           -
      Volatility                 90%         75%           -

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8--STOCKHOLDERS' EQUITY  (CONTINUED)

STOCK OPTION EXCHANGE

     On December 22, 2000, the Company implemented an option exchange program allowing employees and certain consultants, to exchange approximately 3,000,000 stock options with a weighted average exercise price of $25.39 for new options with an exercise price of $5.63 (the fair market value on that date). The new options generally vest over a four year period and expire in six years. Compensation expense associated with this exchange will be recorded until the options are exercised or expire, provided that the price of the Company's stock exceeds the grant price. No expense was recorded in fiscal 2000 in connection with the stock option exchange.

EMPLOYEE STOCK PURCHASE PLAN

     In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of each offering period or the date of purchase. In 2000, 194,000 shares of common stock were sold under the Purchase Plan at an average price of $5.22 per share. A total of 821,000 shares were reserved for future issuance at December 31, 2000. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of the Company's total outstanding common shares as of the immediately preceding December 31. The weighted average, grant-date fair value of stock purchase rights granted in 2000 was $4.01 per share. The grant date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

                                Year Ended December 31,
                              2000        1999        1998
                            ---------   ---------   ---------
      Expected life (years)     1.35           -           -
      Risk-free interest        5.5%           -           -
       rate
      Dividend yield               -           -           -
      Volatility                 90%           -           -

PRO-FORMA EXPENSE

     Had compensation cost for the Plans been determined based on the grant-date fair value as prescribed by SFAS 123, the Company's net loss would have been as follows (in thousands):

                                                  Year Ended December 31,
                                            2000          1999            1998
                                         -----------   ------------    ------------
      Net loss:
        Pro-forma                         $(33,822)     $ (11,711)       $ (7,473)
      Basic and diluted net loss per
       share:
        Pro-forma                         $  (0.68)       $ (0.58)        $ (0.78)

UNEARNED COMPENSATION

     During the years ended December 31, 2000, 1999 and 1998, the Company recognized unearned compensation of $13.1 million, $9.1 million and $3.0 million, respectively. These amounts were recognized in connection with stock options granted or assumed, and sales of restricted stock. Unearned stock compensation is amortized to expense over the vesting period using an accelerated method, and may decrease if employees terminate service prior to vesting. Expense associated with option grants to employees was $4.4 million, $5.3 million and $723,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8--STOCKHOLDERS' EQUITY  (CONTINUED)

OPTION GRANTS TO NON-EMPLOYEES

     During the years ended December 31, 2000, 1999 and 1998, the Company granted certain non-employees options to purchase 703,000, 710,000 and 240,000 shares of Common Stock at weighted average exercise prices of $17.37, $8.51 and $0.15 per share, respectively. The expense associated with these option grants is determined using the Black-Scholes model, and is recognized over the term of the consulting agreement or service period. Expense associated with option grants to non-employees was $4.7 million, $739,000 and $292,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 9--BENEFIT PLAN:

     Effective January 1, 1995, the Company adopted a 401(k) Savings Plan that allows all employees age 21 or older to make salary deferral contributions ranging from 1% to 20% of their eligible earnings. The Company may make discretionary contributions to the 401(k) Savings Plan upon approval by the Board of Directors. No Company contributions have been made to date.

NOTE 10--SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") encompassing the design, development and sale of semiconductor solutions, including transmitters, receivers, controllers and video processors for applications that require high-bandwidth cost-effective solutions for high-speed data communications.

     Product revenue by geographic area was as follows:

                                 Year Ended December 31,
                       ---------------------------------------------
                           2000            1999            1998
                       -------------    ------------    ------------
                                      (in thousands)
     Taiwan                $ 16,662        $  7,151        $  4,391
     Japan                   12,709           5,849             163
     United States           10,657           1,654             348
     Hong Kong                4,503           1,736             640
     Korea                    1,801           2,563             770
     Canada                     751             599           1,078
     Other                    2,952           1,117             313
                       -------------    ------------    ------------
                           $ 50,035        $ 20,669        $  7,703
                       =============    ============    ============

     All development and license revenues are derived from non-domestic sources. For all periods presented, substantially all of the Company's long-lived assets were located within the United States.

     In 2000, two customers generated 18% and 16% of product revenue. At December 31, 2000, one customer represented 14% of gross accounts receivable. In 1999, three customers generated 17%, 16% and 11% of product revenue. At December 31, 1999, three customers represented 26%, 18% and 11% of gross accounts receivable. In 1998, two customers generated 54% and 12% of product revenue.

                               SILICON IMAGE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 11--UNAUDITED QUARTERLY FINANCIAL DATA

                                                       Three Months Ended
                                          ---------------------------------------------
                                           Mar 31      Jun 30      Sep 30      Dec 31
                                          ---------   ---------   ---------   ---------
                                            (in thousands, except per share amounts)
      2000
      Total revenue                       $ 10,104    $ 12,410    $ 14,462    $ 13,059

      Cost of product revenue (1)            3,689       4,537       5,449       5,123

      Loss from operations                  (2,684)     (2,397)    (15,350)     (6,427)

      Net loss                              (1,813)     (1,574)    (14,413)     (5,443)

      Basic and diluted net loss per
       share                               $ (0.04)     $(0.03)     $(0.28)     $(0.11)

      Weighted average shares               48,020      48,704      50,652      51,501

      1999
      Total revenue                        $ 4,061     $ 4,220     $ 5,341     $ 7,622

      Cost of product revenue (2)            1,578       1,750       1,921       2,736

      Loss from operations                  (1,688)     (2,369)     (2,136)     (2,504)

      Net loss                              (1,630)     (2,279)     (2,036)     (1,676)

      Basic and diluted net loss per
       share                               $ (0.17)     $(0.19)     $(0.15)     $(0.04)

      Weighted average shares                9,316      11,992      13,892      45,566


(1)  Excludes non-cash expenses of $134,000, $95,000, $210,000 and $154,000 for the three months ended January 31, March 31, September 30 and December 31, 2000, respectively.

(2)  Excludes non-cash expenses of $78,000, $152,000, $150,000 and $229,000 for the three months ended January 31, March 31, September 30 and December 31, 1999, respectively.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Silicon Image, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Silicon Image, Inc., at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 25, 2001

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2001                Silicon Image, Inc.

                                       By: /s/      David D. Lee
                                           David D. Lee
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President

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

                 Signature                                     Title                           Date
              /s/ David D. Lee                       Chairman of the Board of             March 29, 2001
- ---------------------------------------------       Directors, Chief Executive
                DAVID D. LEE                     Officer and President (Principal
                                                        Executive Officer)

            /s/ Daniel K. Atler                     Vice President, Finance and           March 29, 2001
- ---------------------------------------------        Administration (Principal
              DANIEL K. ATLER                    Financial and Accounting Officer)

            /s/ David A. Hodges                              Director                     March 29, 2001
- ---------------------------------------------
              DAVID A. HODGES

            /s/ Keith McAuliffe                              Director                     March 29, 2001
- ---------------------------------------------
              KEITH MCAULIFFE

          /s/ Andrew S. Rappaport                            Director                     March 29, 2001
- ---------------------------------------------
            ANDREW S. RAPPAPORT

           /s/ Ronald V. Schmidt                             Director                     March 29, 2001
- ---------------------------------------------
             RONALD V. SCHMIDT

           /s/ Douglas C. Spreng                             Director                     March 29, 2001
- ---------------------------------------------
             DOUGLAS C. SPRENG

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

NUMBER   TITLE
2.01     Amended and Restated Agreement and Plan of Reorganization, dated as of
         May 19, 2000, by and among the Registrant, Video Acquisition Corp., and
         DVDO, Inc. and Laurence A. Thompson, Dale R. Adams, Cheng Hwee Chee,
         and David Buuck (Incorporated by reference from Exhibit 2.01 of the
         Form 10-K/A filed by Registrant on May 19, 2000).

2.02     First Amendment to the Amended and Restated Agreement and Plan of
         Reorganization, dated as of May 31, 2000, by and among the Registrant, Video Acquisition Corp., and DVDO, Inc. and Laurence A. Thompson, Dale
         R. Adams, Cheng Hwee Chee, and David Buuck.

3.01     Second Amended and Restated Certificate of Incorporation of the
         Registrant (Incorporated by reference from Exhibit 3.03 from the Registrant's Registration Statement on Form S-1 (File No. 333-83665), as amended, declared effective by the Securities and Exchange
         Commission on October 5, 1999 (the "Form S-1")).

3.02 Bylaws of the Registrant (Incorporated by reference from Exhibit 3.04 from the Form S-1).

3.03 Restated Bylaws of the Registrant to be effective prior to completion of this offering (Incorporated by reference from Exhibit 3.05 from the Form S-1).

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

4.04     Third Amended and Restated Investors Rights Agreement dated July 29,
         1998, as amended October 15, 1999 (Incorporated by reference from Exhibit 4.04 from the Form S-1).

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

10.22    Research and Development Contract for 1000BASE-T Gigabit Ethernet PHY
         Chip dated January 1, 2000 between Inter-University Semiconductor
         Research Center of Seoul National University and the Registrant
         (Incorporated by reference from Exhibit 10.22 from the Form 10K filed by the Registrant on March 20, 2000).

10.23    Sublease Agreement with Mitsubishi Electronics America, Inc. dated
         October 15, 1999 (Incorporated by reference from Exhibit 10.23 from the
         Form 10K filed by the Registrant on March 30, 2000).

10.24    Executive Bonus Plan adopted by the Registrant on November 11, 1999
         (Incorporated by reference from Exhibit 10.24 from the Form 10K filed by the Registrant on March 30, 2000).

10.25    Letter Agreement between Steve Tirado and the Registrant dated November
         18, 1999 (Incorporated by reference from Exhibit 10.25 from the Form
         10K filed by the Registrant on March 30, 2000).

10.26    Amendment No. 1 to Amended and Restated Severance Agreement with David
         Lee dated January 23, 2000 (Incorporated by reference from Exhibit
         10.26 from the Form 10K filed by the Registrant on March 30, 2000).

10.27    Executive Bonus Plan adopted by Registrant on July 28, 2000
         (Incorporated by reference from Exhibit 10.27 from the Form 10Q filed by the Registrant on August 14, 2000).

10.28    Variable Rate Installment Note and Security Agreement dated October 18,
         2000 between Comerica Bank-California and the Registrant (Incorporated by reference from Exhibit 10.28 from the Form 10Q filed by the Registrant on November 14, 2000).

10.29    Letter Agreement between Badar Baqai and the Registrant dated November
         13, 2000.

10.30 Non-Plan Stock Option Agreement between Badar Baqai and the Registrant dated November 22, 2000.

23.02    Consent of Independent Accountants.

24.01    Power of Attorney (included on signature page).

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.