Form 10-Q
period 2001-03-31
SILICON IMAGE INC
filed 2001-05-15
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number: 000-26887

Silicon Image, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0396307 (I.R.S. Employer Identification No.)

1060 East Arques Avenue
Sunnyvale, California 94086
(Address of principal executive offices and zip code)

(408) 616-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days Yes [X]  No [ ]

    The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of April 30, 2001 was 54,383,751 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three Months Ended
March 31, 2001

Part I. Financial Information

Item 1. Financial Statements

Silicon Image, Inc.
Condensed Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue	$10,451	$10,104
Cost and operating expenses:
Cost of revenue (1)	4,372	3,689
Research and development (2)	4,408	2,754
Selling, general and administrative (3)	4,167	3,890
Stock compensation and warrant expense	2,719	2,455
Amortization of goodwill and intangible assets	2,221	—

Total cost and operating expenses	17,887	12,788

Loss from operations	(7,436)	(2,684)
Interest income and other, net	897	942

Net loss before provision for income taxes	(6,539)	(1,742)
Provision for income taxes	—	71

Net loss	$(6,539)	$(1,813)

Net loss per share:
Basic and diluted	$(0.13)	$(0.04)

Weighted average shares	51,965	48,020

(1)
Excludes non-cash expenses of $69,000 and $134,000 for the three months ended March 31, 2001 and 2000, respectively.

(2)
Excludes non-cash expenses of $2.3 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively.

(3)
Excludes non-cash expenses of $400,000 and $700,000 for the three months ended March 31, 2001 and 2000, respectively.

See accompanying Notes to Financial Statements

Silicon Image, Inc.
Condensed Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2001	Dec. 31, 2000
Assets
Current Assets:
Cash and cash equivalents	$36,808	$23,224
Short-term investments	20,725	36,965
Accounts receivable, net of allowance for doubtful accounts of $287 at March 31 and $290 at December 31	4,198	7,088
Inventories	3,269	3,064
Prepaid expenses and other current assets	1,714	1,644

Total current assets	66,714	71,985
Property and equipment, net	4,486	4,371
Goodwill and intangible assets, net	19,132	21,353
Other assets	2,154	1,790

Total assets	$92,486	$99,499

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,370	$3,961
Accrued liabilities	4,642	5,745
Capital lease and other obligations, current	1,166	777
Deferred margin on sales to distributors	3,199	4,789

Total current liabilities	11,377	15,272
Capital lease obligations, long-term	805	1,030

Total liabilities	12,182	16,302

Commitments and contingencies (Note 4)
Stockholders' Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 75,000,000 shares authorized; shares issued and outstanding: 54,239,000—2001 and 53,949,000—2000	54	54
Additional paid-in capital	138,627	137,147
Notes receivable from stockholders	(162)	(162)
Unearned compensation	(8,032)	(10,198)
Accumulated deficit	(50,183)	(43,644)

Total stockholders' equity	80,304	83,197

Total liabilities and stockholders' equity	$92,486	$99,499

See accompanying Notes to Financial Statements

Silicon Image, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(6,539)	$(1,813)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation and warrant expense	2,719	2,455
Amortization of goodwill and intangible assets	2,221	—
Depreciation and amortization	378	232
Change in assets and liabilities:
Accounts receivable	2,890	2,170
Inventories	(205)	(1,353)
Prepaid expenses and other assets	1	(283)
Accounts payable	(1,591)	317
Accrued liabilities	(1,103)	1,342
Deferred margin on sales to distributors	(1,590)	544

Cash provided by (used in) operating activities	(2,819)	3,611

Cash flows from investing activities:
Purchases of short-term investments	—	(10,563)
Proceeds from sale of short-term investments	16,240	11,199
Purchases of property and equipment	(493)	(435)

Cash provided by investing activities	15,747	201

Cash flows from financing activities:
Proceeds from issuances of common stock	927	307
Repayments of capital lease obligations	(271)	(117)
Repayments of notes receivable	—	207

Cash provided by financing activities	656	397

Net increase in cash and cash equivalents	13,584	4,209
Cash and cash equivalents—beginning of period	23,224	33,648

Cash and cash equivalents—end of period	$36,808	$37,857

Non-cash investing and financing activities:
Financing of other assets	$435	$—

See accompanying Notes to Financial Statements

Silicon Image, Inc.
Notes to Unaudited Condensed Financial Statements
March 31, 2001

1.
Basis of Presentation

    In the opinion of management, the unaudited condensed financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with the December 31, 2000 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These interim condensed financial statements should be read in conjunction with the December 31, 2000 audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2000. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of future operating results.

2.
Net Loss Per Share

    The following tables set forth the computation of basic and diluted net loss per share of common stock:

	March 31,
	2001	2000
	(in thousands, except per share amounts)
Numerator:
Net loss	$(6,539)	$(1,813)
Denominator:
Weighted average shares	54,117	51,540
Less: unvested common shares subject to repurchase	(2,152)	(3,520)

	51,965	48,020

Net loss per share:
Basic and diluted net loss per share	$(0.13)	$(0.04)

    As a result of the Company's net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, that were anti-dilutive and not included in the calculation of diluted net loss per share:

	March 31,
	2001	2000
Unvested common shares subject to repurchase	2,152,000	3,520,000
Stock options	9,693,000	6,122,000
Common stock warrants	571,000	614,000

3.
Balance Sheet Components

	March 31, 2001	Dec. 31, 2000
	(in thousands)
Inventories:
Raw materials	$1,681	$1,366
Work in process	311	407
Finished goods	1,277	1,291

	$3,269	$3,064

Property and equipment:
Computers and software	$4,097	$3,699
Equipment	2,474	2,415
Furniture and fixtures	873	837

	7,444	6,951
Less: accumulated depreciation	(2,958)	(2,580)

	$4,486	$4,371

Goodwill and intangible assets:
Purchased technology	$10,767	$10,767
Patents and other	1,848	1,848
Goodwill	13,094	13,094

	25,709	25,709
Less: accumulated amortization	(6,577)	(4,356)

	$19,132	$21,353

Accrued liabilities:
Customer rebates and accrued sales returns	$1,213	$1,147
Accrued payroll and related expenses	1,185	1,838
Other accrued liabilities	2,244	2,760

	$4,642	$5,745

4.
Stock Warrants

    In September 1998, the Company entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, the Company granted Intel a warrant to purchase 285,714 shares of the Company's common stock at $1.75 per share. This warrant was exercised in May 2001. Under the same agreement, the Company granted Intel a warrant to purchase 285,714 shares of the Company's common stock at $0.18 per share upon achievement of a specified milestone. This warrant became exercisable during the quarter ended March 31, 1999 and was exercised in May 2001. Additionally, if a second specified milestone is achieved, the Company will grant Intel another warrant to purchase 285,714 shares of the Company's common stock at $0.18 per share. Upon achievement of the milestone, the Company will record an expense related to the issuance of this warrant (the estimated fair value of the warrant at March 31, 2001 was $1 million).

    In February 1999, the Company granted a leasing company a warrant to purchase up to 64,284 shares of the Company's Common Stock at $1.75 per share. This warrant was immediately exercisable and was exercised in March 2000. The Company did not record an expense for this warrant since the estimated fair market value of the warrant on the date of grant was not considered material.

5.
Stock-Based Compensation

    The Company recognized unearned stock compensation of $1.9 million in the quarter ended March 31, 2000, for certain stock option grants and sales of restricted stock. Such unearned stock compensation is being amortized to expense over the vesting period using an accelerated method.

6.
Acquisition of DVDO, Inc. ("DVDO")

    On July 6, 2000, the Company issued approximately 1,288,000 shares of its common stock in exchange for all outstanding shares of DVDO, a privately-held provider of digital video processing systems for the consumer electronics industry. The total purchase price for this acquisition was $37.8 million, consisting of common stock with a fair value of $35.8 million, stock options with a fair value of $1 million, and transaction costs of $1 million. The acquisition has been accounted for using the purchase method of accounting.

    The following unaudited pro-forma information gives effect to the acquisition of DVDO as if it had occurred on January 1, 2000:

	Three Months Ended March 31, 2000
	Pro-forma	As reported
	(in thousands)
Revenue	$10,929	$10,104
Net loss	(6,345)	(1,813)
Net loss per share:
Basic and diluted net loss per share	$(0.13)	$(0.04)
Weighted average shares	49,308	48,020

    Unaudited pro-forma information is not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the period indicated above, nor is such information indicative of the Company's future results of operations. In the opinion of management, all adjustments necessary to present fairly such pro-forma information have been made.

7.
Subsequent Events

    On April 24, 2001, the Company filed suit against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively "Genesis") for infringement of U.S. patent number 5,905,769. On April 24, 2001, the Company also filed a complaint against Genesis with the International Trade Commission of the United States government for unlawful trade practices related to the importation of articles infringing the patent. The actions seek injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe the patent, and monetary damages. Although Genesis has issued public statements denying liability, they have not responded to these claims in court. No assurance can be given that these matters will be resolved in the Company's favor.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q entitled, "Factors Affecting Future Results," that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-Q are in many cases identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

    From our inception in 1995 through the first half of 1997, we were engaged primarily in developing our first generation PanelLink digital transmitter and receiver products, developing our high-speed digital interconnect technology, establishing our digital interface technology as an open standard, and building strategic customer and foundry relationships.

    In the third quarter of 1997, we began volume shipments of our first-generation PanelLink digital transmitter and receiver products. Since that time, we have introduced four new generations of transmitter and receiver products. In 1999, we began shipping our first-generation digital display controller product. Our digital display controller products integrate our receiver with digital image processing and display controller technology, providing a solution to enable intelligent displays.

    In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in each year since inception. All, or a significant portion, of our losses have been from non-cash expenses. At March 31, 2001, we had an accumulated deficit of $50.2 million.

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 55% and 64% of our revenue for the three months ended March 31, 2001 and 2000, respectively, and 57% of our revenue for the year ended December 31, 2000.

    In addition, a significant portion of our revenue is generated from products sold to customers located outside of the United States. Sales to customers in Asia, including distributors, generated 75% and 80% of our revenue for the three months ended March 31, 2001 and 2000, respectively, and 72% of our revenue for the year ended December 31, 2000. Since many manufacturers of flat panel displays and personal computers are located in Asia, we expect that a majority of our revenue will continue to be generated from sales to customers in that region. All revenue to date has been denominated in U.S. dollars.

    We will incur substantial non-cash stock compensation expense in future periods as a result of the issuance of, or modifications to, restricted stock awards and stock options to employees and independent contractors, as well as stock option exchange programs. The amount of stock compensation expense in each period will fluctuate based on the volatility of our stock and changes in the price of our stock. We will also incur significant non-cash expenses in future periods for the amortization of goodwill and intangible assets recorded in connection with the acquisition of DVDO.

    In September 1998, we entered into several agreements with Intel and issued to Intel two warrants, each to purchase 285,714 shares of our common stock. The first warrant was immediately exercisable at an exercise price of $1.75 per share and was exercised in May 2001. The second warrant became exercisable on March 31, 1999 at an exercise price of $0.18 per share and was exercised in May 2001. We are obligated to issue an additional warrant to Intel for 285,714 shares of our common stock exercisable at $0.18 per share upon Intel's achievement of a specified milestone. In the event we issue this warrant, we will record an expense equal to the fair value of the warrant at the time of issuance. The amount of this expense may be significant and will depend on the price and volatility of our stock at that time.

    For a further overview of our business and risk factors, please refer to our Form 10-K for the year ended December 31, 2000 and the discussions set forth below under "Factors Affecting Future Results."

Results of operations for the three months ended March 31, 2001 compared to results of operations for the three months ended March 31, 2000

    The following table presents certain statement of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2001	2000
Statement of Operations Data:
Revenue	100.0%	100.0%
Cost and operating expenses:
Cost of revenue	41.8	36.5
Research and development	42.2	27.3
Selling, general and administrative	39.9	38.5
Stock compensation and warrant expense	26.0	24.3
Amortization of goodwill and intangible assets	21.3	—

Total cost and operating expenses	171.2	126.6

Loss from operations	(71.2)	(26.6)
Interest income and other, net	8.6	9.4

Net loss before provision for income taxes	(62.6)	(17.2)
Provision for income taxes	—	0.7

Net loss	(62.6)%	(17.9)%

    Revenue.  Revenue increased 3.4% to $10.5 million for the three months ended March 31, 2001, from $10.1 million for the three months ended March 31, 2000. This increase was primarily the result of our entrance into the consumer electronics market during the second half of 2000, and strong growth in demand for our display controllers, partially offset by a decrease in demand for our digital transmitter and receiver products.

    The Company's revenue has decreased in each of the last two quarters as a result of significantly lower demand for semiconductors, particularly from PC and digital display manufacturers on whom we are dependent for substantially all of our revenue. We do not expect this trend to continue into the next quarter, nor do we expect our revenue to increase throughout 2001 at the same rate it did in 2000. In addition, we expect our average selling prices to decline in 2001 because of increased competition in our markets.

    Cost of Revenue.  Cost of revenue consists primarily of the costs of manufacturing, assembling, packaging, testing and shipping our products. Gross margin (revenue minus cost of revenue, as a percentage of revenue) decreased to 58.2% for the three months ended March 31, 2001, from 63.5% for the three months ended March 31, 2000. The decrease in gross margin was due to lower average selling prices, resulting from increased competition, and a shift in product mix to lower margin products. We anticipate that our gross margin will continue to decrease as a result of increased competition and shifts in product mix. Cost of revenue excludes non-cash stock compensation and warrant expense of $69,000 and $134,000 for the three months ended March 31, 2001 and 2000, respectively.

    Research and Development.  R&D expense consists primarily of compensation costs for development personnel, fees paid to independent contractors and materials for prototypes. R&D expense was $4.4 million, or 42.2% of revenue, for the three months ended March 31, 2001, compared to $2.8 million, or 27.3% of revenue, for the three months ended March 31, 2000. The increase in absolute dollars was primarily due to additional development personnel and independent contractors, as well as activities related to adding functionality, such as digital audio, to our PanelLink products, and development of technology for consumer electronics, data storage and networking applications. We expect R&D spending to increase in absolute dollars and as a percentage of revenue in the future due to additional enhancements to existing products and further development of technology related to consumer electronics, storage and networking applications. R&D expense excludes non-cash stock compensation and warrant expense of $2.3 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively.

    Selling, General and Administrative.  SG&A expense consists primarily of employee compensation, facility costs, selling costs, including commissions, marketing campaigns and promotional expenses. SG&A expense was $4.2 million, or 39.9% of revenue, for the three months ended March 31, 2001, compared to $3.9 million, or 38.5% of revenue, for the three months ended March 31, 2000. SG&A expense increased in absolute dollars due primarily to additional personnel and expanded sales and marketing activities. We expect that SG&A expense may increase in absolute dollars, but not likely at the same rate as R&D expense. SG&A expense excludes non-cash stock compensation and warrant expense of $400,000 and $700,000 for the three months ended March 31, 2001 and 2000, respectively.

    Amortization of Goodwill and Intangible Assets.  For the three months ended March 31, 2001, we recorded $2.2 million of expense for the amortization of goodwill and intangible assets recorded in connection with the acquisition of DVDO. These charges will continue through June 2003.

    Stock Compensation and Warrant Expense.  Stock compensation and warrant expense was $2.7 million for the three months ended March 31, 2001, and $2.5 million for the three months ended March 31, 2000. The increase was primarily due to amortization of unearned compensation recorded in connection with our acquisitions of Zillion and DVDO in the second half of 2000, partially offset by the effect of a decline in our stock price. We will incur substantial non-cash stock compensation expense in future periods. The amount of stock compensation expense will fluctuate from period to period based on the volatility of our stock and changes in the price of our stock.

    Interest Income and Other, net.  Interest income and other, net decreased to $897,000 for the three months ended March 31, 2001, from $942,000 for the three months ended March 31, 2000. This decrease was primarily due to lower average cash balances and lower interest rates.

    Provision for Income Taxes.  No provision for income taxes was recorded for the three months ended March 31, 2001 due to our loss position. For the three months ended March 31, 2000, we recorded a provision for income taxes equal to 10% of our net income before stock compensation and warrant expense. This rate was lower than the Federal statutory rate due primarily to utilization of net operating loss carryforwards.

    At March 31, 2001, we had net operating loss carryforwards for Federal and state tax purposes of approximately $10 million and $4 million, respectively, that expire through 2020 and 2005, respectively. These net operating loss carryforwards resulted primarily from the exercise of non-qualified stock options. Therefore, although available to reduce future income taxes payable, realization of these loss carryforwards will not reduce income tax expense. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. We do not expect to be subject to these impairments or limitations.

Liquidity and Capital Resources

    Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit and capital lease financing. At March 31, 2001, we had $55 million in working capital and $57.5 million in cash, cash equivalents and short-term investments.

    Operating activities used $2.8 million of cash during the three months ended March 31, 2001, and generated $3.6 million of cash during the three months ended March 31, 2000. During the three months ended March 31, 2001, our net loss before non-cash expenses, including depreciation, was $1.2 million, accounts payable and accrued liabilities decreased $2.7 million, and deferred margin on sales to distributors decreased $1.6 million. These uses of cash were partially offset by a decrease in accounts receivable of $2.9 million. Accounts receivable decreased primarily as a result of lower revenue, accounts payable and accrued liabilities decreased as a result of lower expenses, and deferred margin on sales to distributors decreased as a result of lower inventory levels at our distributors. During the three months ended March 31, 2000, cash provided by operating activities was from a decrease in accounts receivable and an increase in accrued liabilities, partially offset by higher inventory levels.

    We generated $15.7 million of cash from investing activities during the three months ended March 31, 2001, compared to $201,000 during the three months ended March 31, 2000. The primary source of cash in both periods was net proceeds from sales of short-term investments, which were partially offset by purchases of property and equipment.

    Net cash provided by financing activities was $656,000 for the three months ended March 31, 2001, compared to $397,000 for the three months ended March 31, 2000. Cash provided by financing activities for the three months ended March 31, 2001 was from issuances of common stock, partially offset by repayments of capital lease obligations. Cash provided by financing activities for the thee months ended March 31, 2000 was from issuances of common stock and repayments of stockholder notes, partially offset by repayments of capital lease obligations.

    We believe our existing cash balances will be sufficient to meet our capital and operating requirements for at least the next 12 months. Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory, accounts receivable, and operating expenses. To the extent existing cash balances are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Factors Affecting Future Results

    You should carefully consider these risk factors, together with all other information contained or incorporated by reference in this Form 10-Q, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those discussed in, or implied by, forward-looking statements made by us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently consider to be insignificant, may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Our limited operating history makes it difficult to evaluate our future prospects.

    We were founded in 1995 and have a limited operating history, which makes an evaluation of our future success difficult. In addition, the revenue and income potential of our business and the markets we serve is unproven. We began volume shipments of our first display products in the third quarter of 1997. The Digital Visual Interface specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We have only recently completed our first generation of consumer electronics products and are still developing our initial storage and networking products. Accordingly, we face risks and difficulties frequently encountered by early-stage companies in new and rapidly-evolving markets. If we do not successfully address these risks and difficulties, our business will be seriously harmed.

We have a history of losses and may not become profitable.

    We have incurred net losses in each fiscal quarter since our inception, including a loss of $6.5 million for the three months ended March 31, 2001 and $23.2 million for the year ended December 31, 2000, and expect to continue to incur operating losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

We are dependent on the markets for PCs and PC-related displays.

    From our inception to date, we have derived substantially all of our revenues from our products for PCs and PC-related displays. Accordingly, we are highly dependent on the PC industry, which began a slowdown in growth during the second half of 2000. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts, whether due to reduced demand from end users, macroeconomic factors or other factors, our business and results of operations could be seriously harmed. Although we are attempting to broaden our product offering to include products for the consumer electronics, storage and networking markets, there can be no guarantee that we will succeed in these efforts. To date, we have only achieved limited design wins in the consumer electronics industry. We are still developing our initial products for the storage and networking markets at substantial research and development cost, and have not yet achieved any design wins in these markets. If we fail to consistently achieve design wins in the consumer electronics, storage and networking markets, we will remain highly dependent on the PC industry.

Our quarterly operating results may fluctuate significantly and are difficult to predict.

    Our quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

  •
  the growth of the markets for digital-ready PCs and displays, consumer electronics and storage and networking devices;

  •
  the strength or weakness in demand for PCs and the number of new PC designs released into the marketplace;

  •
  the evolution of industry standards;

  •
  the timing and amount of orders from customers;

  •
  the deferral of customer orders in anticipation of new products or enhancements by us or our competitors;

  •
  competitive pressures;

  •
  the ability of competitors to ship products that are alternatives to our PanelLink products;

  •
  the availability of other semiconductors that are capable of communicating with our products; and

  •
  the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.

    Because of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations. We cannot predict the duration or severity of the current downturn in the PC market, or in the general economy, and should it be more severe or protracted than we currently expect, our revenues and operating results would be seriously harmed.

Our quarterly operating results are likely to vary based on how well we manage our business. For example,

  •
  our ability to manage product transitions;

  •
  our ability to manage entry into new markets such as storage, networking and consumer electronics;

  •
  the distribution channels through which we choose to sell our products; and

  •
  our ability to manage expense and inventory levels

    are all factors that affect our operating results. Our inability to effectively manage our business could adversely affect our business and our results of operations.

Competition in our markets may lead to reduced revenue from sales of our products, and increased losses.

    The high-speed communication, display, networking and storage industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our current display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog/DVI-based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Macronix, Matrox, National Semiconductor, nVidia, Pivotal Technologies, Pixelworks, Sage, Silicon Bridge, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine have all begun shipping products or announced intentions to introduce products that will compete with our PanelLink products. There may be other companies that have announced DVI-based solutions and we expect that additional companies are likely to enter the market. In the future, our current or potential customers may also develop their own proprietary solutions.

    In the consumer electronics market, our video processing products face competition from products sold by Focus Enhancements, Genesis, nDSP, N/S Mediamatics, Micronas Semiconductor, Oplus, Phillips Semiconductor, Pixelworks, Sage and Trident. We also compete in some instances against in-house processing solutions designed by large OEMs.

    We have recently demonstrated technology that is applicable to the storage market. We will face competition from companies already established in this market, such as Agilent, Infineon, Texas Instruments and Vitesse, as well as from new entrants into this market. We cannot be sure that our first storage product or subsequent storage products will become accepted solutions in this market.

    Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly more financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote more resources to the promotion and sale of their product. In addition, in the process of establishing our technology as an industry standard, and to ensure rapid adoption of the DVI specification, we have agreed to license specific elements of our intellectual property to others for free. We have also licensed elements of our intellectual property to Intel and other semiconductor companies and we may continue to do so. Competitors could use these elements of our intellectual property to compete against us. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing revenue from sales of our products and increasing our losses.

Growth of the market for our computer and digital display products depends on the widespread adoption and use of the DVI specification.

    Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We have faced challenges related to the acceptance of our products due to the incompatible technologies used by many computer and display manufacturers. We cannot predict the rate at which the DVI specification will be adopted by manufacturers of computers and digital displays. To date, relatively few systems implementing all of the electrical and mechanical aspects of the DVI specification have been shipped. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as LVDS, or low voltage differential signaling, a technology used in high-speed data transmission. Delays in the widespread adoption of the DVI specification could seriously harm our business.

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

    Our business depends on the growth of the digital display market, which is at an early stage of development. The potential size of this market and its rate of development are uncertain and will depend on many factors, including, but not limited to:

  •
  the number of digital-ready computers;

  •
  the rate at which display manufacturers replace analog interfaces with DVI-compliant interfaces;

  •
  the availability of cost-effective semiconductors that implement a DVI-compliant interface; and

  •
  improvements to analog technology.

    Slow growth in, or a decrease in the size of, the digital display market would seriously harm our business.

Growth of the market for our products depends on an adequate supply of digital displays at affordable consumer prices.

    In order for the market for many of our products to grow, digital displays must be widely available and affordable to consumers. In the past, the supply of digital displays, such as flat panels, has been cyclical and consumers have been very price sensitive. In addition, although there has been initial interest in CRTs with a digital interface, to date only a few manufacturers have announced intentions to manufacture digital CRTs and very few manufacturers have made such displays available for purchase. Our ability to sustain or increase our revenues may be limited should there not be an adequate supply of, or demand for, affordable digital displays.

Our lengthy sales cycle can result in uncertainty and delays in generating revenue.

    Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed nine months, and it can then be an additional nine months before a customer commences volume shipments of systems incorporating our products, if at all. Given our lengthy sales cycle, we may experience a delay between the time we incur expenditures and the time we generate revenues, if any, from these expenditures. As a result, our business could be seriously harmed if a significant customer reduces or delays orders, or chooses not to release products incorporating our products.

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

  •
  we must license for free specific elements of our intellectual property to others for use in implementing the DVI specification; and

  •
  we may license additional intellectual property for free as the DDWG promotes enhancements to the DVI specification.

    Accordingly, companies that implement the DVI specification in their products can use specific elements of our intellectual property for free to compete with us.

Our relationship with Intel involves competitive risks.

    We have entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor's patents, except for identified types of products. We believe that the scope of our license to Intel excludes our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel's rights to our patents could reduce the value of our patents to any third party who otherwise might be interested in acquiring rights to use our patents in such products. Finally, Intel could endorse a competing digital interface, or develop its own proprietary digital interface. Any of these actions could seriously harm our business.

We depend on a few key customers and the loss of any of them could significantly reduce our revenue.

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenues. For the three months ended March 31, 2001, sales to a Korean manufacturer generated 18% of our revenue and sales to a Japanese distributor generated 14% of our revenue. For the year ended December 31, 2000, sales to a Taiwanese distributor generated 18% of our revenue and sales to a Japanese distributor generated 16% of our revenue. As a result of customer concentration, any of the following factors could seriously harm our business:

  •
  a significant reduction, delay or cancellation of orders from one or more of our key customers or distributors; or

  •
  selection of products manufactured by a competitor for inclusion in one or more significant customer's future product generations.

    We expect our operating results to continue to depend on sales to a relatively small number of OEMs and their suppliers.

We do not have long-term commitments from our customers, and we allocate resources based on our estimates of customer demand.

    Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may cancel or defer purchase orders. We manufacture our products according to our estimates of customer demand. This process requires us to make many demand forecast assumptions, each of which may introduce error into our estimates. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we could have excess inventory. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could forego revenue opportunities, lose market share and damage our customer relationships.

Our dependence on selling through distributors increases the risks and complexity of our business.

    Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 51% of our revenue for the three months ended March 31, 2001 and 66% of our revenue for the year ended December 31, 2000. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

  •
  manage a more complex supply chain;

  •
  manage the level of inventory at each distributor;

  •
  provide for credits, return rights and price protection;

  •
  estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

  •
  monitor the financial condition and credit-worthiness of our distributors.

    Any failure to manage these challenges could seriously harm our business.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner because the process of developing high-speed semiconductor products is complex and costly.

    The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We expect to introduce new consumer electronics, transmitter, receiver and controller products in the future. We are also developing our initial products for high-speed networking and storage applications. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

  •
  accurate prediction of market requirements and evolving standards, including enhancements to the DVI specification;

  •
  development of advanced technologies and capabilities;

  •
  definition of new products that satisfy customer requirements;

  •
  timely completion and introduction of new product designs;

  •
  use of leading-edge foundry processes and achievement of high manufacturing yields; and

  •
  market acceptance.

    Accomplishing all of this is extremely challenging, time-consuming and expensive. We cannot assure you that we will succeed. If we are not able to develop and introduce our products successfully and timely, our business will be seriously harmed.

Our foundry, test and assembly capacity may be limited due to the cyclical nature of the semiconductor industry.

    We are dependent on third party suppliers for all of our foundry, test and assembly functions. We depend on these suppliers to allocate to us a portion of their capacity sufficient to meet our needs and to deliver products to us in a timely manner. These third party suppliers fabricate, test and assemble products for other companies. Therefore, it is likely that the lead-time required to manufacture, test and assemble our products will increase in times of decreasing capacity, which may result in our inability to meet our customer demand, therefore seriously harming our business.

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

    We do not own or operate a semiconductor fabrication facility. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce all of our semiconductor products. Our reliance on independent foundries involves a number of significant risks, including, but not limited to:

  •
  reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  •
  lack of guaranteed production capacity or product supply; and

  •
  lack of availability of, or delayed access to, next-generation or key process technologies.

    We do not have a long-term supply agreement with TSMC or other foundries, and instead obtain manufacturing services on a purchase order basis. TSMC has no obligation to supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of TSMC's foundry and TSMC may reallocate capacity to other customers even during periods of high demand for our products. If TSMC is unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, and in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time-consuming, costly and difficult, resulting in unforeseen manufacturing and operations problems. This qualification process may also require significant effort by our customers. In addition, if competition for foundry capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to manufacturing services.

We depend on third-party subcontractors for assembly and test, which reduces our control over the assembly and test processes.

    Our semiconductor products are assembled and tested by several independent subcontractors. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involves risks, such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increased costs of assembling and testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time-consuming, costly and difficult, resulting in unforeseen operations problems.

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

    We only test our products after they are assembled, as their high-speed nature makes earlier testing difficult and expensive. As a result, defects are not discovered until after assembly. This could result in a substantial number of defective products being assembled and tested, thus lowering our yields and increasing our costs.

Defects in our products could increase our costs and delay our product shipments.

    Although we test our products before shipment, they are complex and may contain defects and errors. In the past, we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us that may not be fully covered by insurance. Any of these could seriously harm our business.

In the second half of 2000, we completed the acquisitions of Zillion Technologies, LLC and DVDO, Inc. We expect to make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

    Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we expect to develop new products and enter new markets is through acquisitions of other companies. Acquisitions involve numerous risks, including, but not limited to, the following:

  •
  difficulty and increased costs in assimilating the acquired operations and employees;

  •
  inability to retain key employees of the acquired business;

  •
  disruption of our ongoing business;

  •
  inability to successfully incorporate the acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures; and

  •
  inability to commercialize acquired technology.

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

    Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of whom would be difficult to replace. The loss of one or more of these employees could seriously harm our business. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location. This makes it difficult to retain our key personnel and to recruit highly-qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring candidates with appropriate qualifications and in retaining our key executives and employees, our business could be seriously harmed.

We face foreign business, political and economic risks because a majority of our products and our customers' products are manufactured and sold outside of the United States.

    A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan, and for the three months ended March 31, 2001, 88% of our revenues were generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

  •
  difficulties in managing distributors from afar;

  •
  difficulties in staffing and managing foreign operations;

  •
  political and economic instability;

  •
  adequacy of local infrastructure; and

  •
  difficulties in collecting accounts receivable.

    These risks could adversely affect our business and our results of operations. In addition, OEMs who design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products are denominated exclusively in United States dollars, increases in the value of the United States dollar will increase the foreign currency price equivalent of our products, which could lead to a reduction in sales and profits in that country.

We may be unable to adequately protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies.

    We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patents will be issued as a result of any applications or, if issued, that any claims allowed will protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning no patent protection will be obtained in some jurisdictions. We have also acquired intellectual property, including patent applications, through our acquisitions of DVDO and Zillion. It is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, legal actions involving intellectual property or claims tend to be lengthy and expensive, and the outcome often is not predictable.

    Disputes may occur regarding the scope of the intellectual property license we have granted to DDWG participants for use in implementing the DVI specification in their products. These disputes may result in:

  •
  costly and time-consuming litigation; or

  •
  the license of additional elements of our intellectual property for free.

Others may bring infringement claims against us that could be time-consuming and expensive to defend.

    In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is widespread in the high-technology industry and is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits," alleging infringement of intellectual property rights. These claims may be asserted as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit. We may become a party to litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve, and would divert management's time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

  •
  stop selling products or using technology that contain the allegedly infringing intellectual property;

  •
  attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

  •
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

    Cycles of growth and contraction in our industry may strain our management and resources. To manage these industry cycles effectively, we must:

  •
  improve operational and financial systems;

  •
  train and manage our employee base;

  •
  successfully integrate operations and employees of businesses we acquire or have acquired;

  •
  attract, develop, motivate and retain qualified personnel with relevant experience; and

  •
  adjust spending and working capital levels according to prevailing market conditions.

    If we cannot manage industry cycles effectively, our business could be seriously harmed.

Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in areas susceptible to natural disasters.

    Our operations are headquartered in the San Francisco bay area, which is susceptible to earthquakes. Taiwan Semiconductor Manufacturing Company, the outside foundry that produces all of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the three months ended March 31, 2001, customers located in Taiwan generated 26% of our revenue and customers and distributors located in Japan generated 23% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

    Our business would be seriously harmed if any of the following occurred:

  •
  an earthquake or other disaster in the San Francisco bay area damaged our headquarters or disrupted the supply of water and electricity to our headquarters;

  •
  an earthquake, typhoon or other disaster in Taiwan or Japan resulted in shortages of water, electricity or transportation, limiting the production capacity of our outside foundries or the ability of ASE to provide assembly and test services;

  •
  an earthquake, typhoon or other disaster in Taiwan or Japan damaged the facilities or equipment of our customers and distributors, resulting in reduced purchases of our products; or

  •
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

    Our operations are headquartered in the San Francisco bay area, which like much of California is susceptible to disruptions of electricity service. California's Independent Systems Operator (ISO) has ordered disruptions of electric services on a rotating basis. As much of our technology development and normal business activities require use of electric power, any, even short-term, interruption in electric service could damage our business. Moreover, a significant increase in the cost of energy may be forced upon us, which could increase our costs and adversely affect our operating results.

Provisions in our charter documents and Delaware law could prevent or delay a change in control of Silicon Image, and may reduce the market price of our common stock.

    Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

  •
  authorizing the issuance of preferred stock without stockholder approval;

  •
  providing for a classified board of directors with staggered, three-year terms;

  •
  prohibiting cumulative voting in the election of directors;

  •
  requiring super-majority voting to amend some provisions of our certificate of incorporation and bylaws;

  •
  limiting the persons who may call special meetings of stockholders; and

  •
  prohibiting stockholder actions by written consent.

    Provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us.

The price of our stock fluctuates substantially and may continue to do so.

    The stock market has experienced extreme price and volume fluctuations that have affected the market valuation of many technology companies, including Silicon Image. These factors, as well as general economic and political conditions, may materially and adversely affect the market price of our common stock in the future. The market price of our common stock has fluctuated significantly and may continue to fluctuate in response to a number of factors, including, but not limited to:

  •
  actual or anticipated changes in our operating results;

  •
  changes in expectations of our future financial performance;

  •
  changes in financial projections of securities analysts;

  •
  changes in market valuations of other technology companies;

  •
  changes in key executives, technical personnel and other employees that we need to implement our business and product plans;

  •
  announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions;

  •
  the operating and stock price performance of other comparable companies; and

  •
  the number of our shares that are available for trading by the public and the trading volume of our shares.

    Due to these factors, the price of our stock may decline. In addition, the stock market experiences volatility that is often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our cash equivalents and short-term investments consist primarily of fixed-income securities that are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not be expected to have a material effect on our near-term results of operations or financial condition. Our long-term capital lease and other obligations bear interest at fixed rates; therefore, our results of operations would not be affected by immediate changes in interest rates.

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

Part II. Other Information

Item 1. Legal Proceedings

    On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively "Genesis") for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government for unlawful trade practices related to the importation of articles infringing our patent. The actions seek injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. Although Genesis has issued public statements denying liability, they have not responded to our claims in court.

    In addition, we are involved in a number of judicial and administrative proceedings incidental to our business. We intend to prosecute or defend, as appropriate, such lawsuits vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial position.

Item 2. Changes in Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.30	Non-Plan Stock Option Agreement between Badar Baqai and the Registrant dated November 22, 2000.
10.31	Amendment No. 2 to Amended and Restated Severance Agreement with David Lee dated March 29, 2001.
10.32	Amendment No. 1 to Consulting Agreement with Deog-Kyoon Jeong dated March 29, 2001.
10.33	Letter Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001.
10.34	Non-Plan Stock Option Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001.
10.35	Non-Plan Stock Option Agreement between Badar Baqai and the Registrant dated April 4, 2001.
(b)
Reports on Form 8-K

    No such reports were filed during the three months ended March 31, 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001	Silicon Image, Inc.
/s/ Daniel K. Atler Daniel K. Atler Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K