Form 10-Q
period 2001-06-30
SILICON IMAGE INC
filed 2001-08-14
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes /X/ No / / and (2) has been subject to such filing requirements for the past 90 days Yes /X/  No / /

    The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of July 31, 2001 was 62,689,460 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Six Months Ended
June 30, 2001

Part I. Financial Information

Item 1. Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue	$12,001	$12,410	$22,452	$22,514
Cost and operating expenses:
Cost of revenue (1)	5,471	4,537	9,843	8,226
Research and development (2)	5,645	2,914	10,053	5,668
Selling, general and administrative (3)	4,711	4,485	8,878	8,375
Stock compensation and warrant expense	2,427	2,871	5,146	5,326
Amortization of goodwill and intangible assets	2,953	—	5,174	—
In-process research and development	1,500	—	1,500	—

Total cost and operating expenses	22,707	14,807	40,594	27,595

Loss from operations	(10,706)	(2,397)	(18,142)	(5,081)
Interest income and other, net	705	995	1,602	1,937

Net loss before provision for income taxes	(10,001)	(1,402)	(16,540)	(3,144)
Provision for income taxes	—	172	—	243

Net loss	$(10,001)	$(1,574)	$(16,540)	$(3,387)

Net loss per share:
Basic and diluted	$(0.18)	$(0.03)	$(0.31)	$(0.07)

Weighted average shares	54,181	48,704	53,073	48,362

(1)
Excludes non-cash expenses of $103 and $95 for the three months ended June 30, 2001 and 2000, respectively, and $172 and $229 for the six months ended June 30, 2001 and 2000, respectively.

(2)
Excludes non-cash expenses of $1,566 and $2,237 for the three months ended June 30, 2001 and 2000, respectively, and $3,816 and $3,858 for the six months ended June 30, 2001 and 2000, respectively.

(3)
Excludes non-cash expenses of $758 and $539 for the three months ended June 30, 2001 and 2000, respectively, and $1,158 and $1,239 for the six months ended June 30, 2001 and 2000, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2001	Dec. 31, 2000
Assets
Current Assets:
Cash and cash equivalents	$29,255	$23,224
Short-term investments	23,765	36,965
Accounts receivable, net of allowance for doubtful accounts of $505 at June 30 and $290 at December 31	8,172	7,088
Inventories	8,517	3,064
Prepaid expenses and other current assets	2,401	1,644

Total current assets	72,110	71,985
Property and equipment, net	9,450	4,371
Goodwill and intangible assets, net	49,357	21,353
Other assets	2,207	1,790

Total assets	$133,124	$99,499

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$5,049	$3,961
Accrued liabilities	8,788	5,745
Capital lease and other obligations, current	4,971	777
Deferred margin on sales to distributors	2,329	4,789

Total current liabilities	21,137	15,272
Capital lease obligations, long-term	1,181	1,030

Total liabilities	22,318	16,302

Commitments and contingencies (Note 5)
Stockholders' Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; shares authorized: 150,000,000 - 2001 and 75,000,000 - 2000; shares issued and outstanding: 61,310,000 - 2001 and 53,949,000 - 2000	61	54
Additional paid-in capital	183,706	137,147
Notes receivable from stockholders	(167)	(162)
Unearned compensation	(12,610)	(10,198)
Accumulated deficit	(60,184)	(43,644)

Total stockholders' equity	110,806	83,197

Total liabilities and stockholders' equity	$133,124	$99,499

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(16,540)	$(3,387)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation and warrant expense	5,146	5,326
Amortization of goodwill and intangible assets	5,174	—
In-process research and development	1,500	—
Depreciation and amortization	897	520
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	2,356	779
Inventories	309	(847)
Prepaid expenses and other assets	(333)	(636)
Accounts payable	(1,218)	325
Accrued liabilities	(1,021)	1,711
Deferred margin on sales to distributors	(2,460)	1,213

Cash provided by (used in) operating activities	(6,190)	5,004

Cash flows from investing activities:
Purchases of short-term investments	(3,040)	(10,563)
Proceeds from sales of short-term investments	16,240	14,647
Purchases of property and equipment	(680)	(898)
Acquisition costs, net of cash acquired	(753)	—

Cash provided by investing activities	11,767	3,186

Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,051	343
Repayments of capital lease obligations	(597)	(233)
Repayments of notes receivable	—	235

Cash provided by financing activities	454	345

Net increase in cash and cash equivalents	6,031	8,535
Cash and cash equivalents—beginning of period	23,224	33,648

Cash and cash equivalents—end of period	$29,255	$42,183

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2001

1. Basis of Presentation

    In the opinion of management, the unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with the December 31, 2000 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the consolidated financial position of Silicon Image and its wholly owned subsidiaries (collectively, the "Company") at June 30, 2001 and the consolidated results of the Company's operations and cash flows for the three and six months ended June 30, 2001 and 2000. All intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the December 31, 2000 audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2000. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of future operating results.

2. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), Business Combinations, and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS No. 142 is effective for the Company's fiscal year 2002 and is expected to have a significant impact on the Company's results of operations beginning January 1, 2002 to the extent that normal amortization exceeds impairment losses, if any, on goodwill and these intangible assets.

3. Net Loss Per Share

    The following tables set forth the computation of basic and diluted net loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands, except per share amounts)
Numerator:
Net loss	$(10,001)	$(1,574)	$(16,540)	$(3,387)
Denominator:
Weighted average shares	55,728	51,750	54,923	51,646
Less: unvested common shares subject to repurchase	(1,547)	(3,046)	(1,850)	(3,284)

	54,181	48,704	53,073	48,362

Net loss per share:
Basic and diluted net loss per share	$(0.18)	$(0.03)	$(0.31)	$(0.07)

    As a result of the Company's net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, that were anti-dilutive and not included in the calculation of diluted net loss per share for the six months ending June 30, 2001 and 2000:

	June 30,
	2001	2000
Unvested common shares subject to repurchase	1,850,000	3,284,000
Stock options	12,515,000	7,378,000
Common stock warrants	381,000	572,000

4. Balance Sheet Components

	June 30, 2001	Dec. 31, 2000
	(in thousands)
Inventories:
Raw materials	$2,726	$1,366
Work in process	1,994	407
Finished goods	3,797	1,291

	$8,517	$3,064

Property and equipment:
Computers and software	$7,041	$3,699
Equipment	4,567	2,415
Furniture and fixtures	1,272	837

	12,880	6,951
Less: accumulated depreciation	(3,430)	(2,580)

	$9,450	$4,371

Goodwill and intangible assets:
Purchased technology	$20,945	$10,767
Patents and other	6,562	1,848
Goodwill	31,364	13,094

	58,871	25,709
Less: accumulated amortization	(9,514)	(4,356)

	$49,357	$21,353

Accrued liabilities:
Customer rebates and accrued sales returns	$1,214	$1,147
Accrued payroll and related expenses	3,537	1,838
Other accrued liabilities	4,037	2,760

	$8,788	$5,745

5. Stock Warrants

    In September 1998, the Company entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, the Company granted Intel a warrant to purchase 285,714 shares of the Company's common stock at $1.75 per share. Under the same agreement, the Company granted Intel a warrant to purchase 285,714 shares of the Company's common stock at $0.18 per share upon achievement of a specified milestone that was reached during the quarter ended March 31, 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, the Company will grant Intel another warrant to purchase 285,714 shares of the Company's common stock at $0.18 per share. Upon achievement of the milestone, the Company will record an expense related to the issuance of this warrant (the estimated fair value of the warrant at June 30, 2001 was $1.4 million).

6. Stock-Based Compensation

    The Company recorded unearned compensation of $5.5 million during the quarter ended June 30, 2000 related to the acquisition of Zillion Technologies, LLC, and $6.3 million during the quarter ended June 30, 2001 related to the acquisition of CMD Technology. Such unearned stock compensation is being amortized to expense over the vesting period using an accelerated method.

7. Business Combinations

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

    The following unaudited pro forma information gives effect to the acquisition of DVDO as if it had occurred on January 1, 2000:

	Six Months Ended June 30, 2000
	Pro forma	As reported
	(in thousands)
Revenue	$23,752	$22,514
Net loss	$(11,993)	$(3,387)
Basic and diluted net loss per share	$(0.24)	$(0.07)
Weighted average shares	49,650	48,362

  CMD Technology ("CMD")

    On June 7, 2001, the Company issued approximately 6.4 million shares of its common stock in exchange for all outstanding shares of CMD, a privately-held provider of storage systems and semiconductors designed for use in storage area networks (SANs). The total purchase price for this acquisition was $45.1 million, consisting of common stock with a fair value of $30.7 million, 3.7 million stock options with a fair value of $13.6 million, and transaction costs, consisting of investment advisory, legal and other professional service fees, of $865,000. Common stock was valued at $4.94 per share using the Company's average stock price for the four day period ended June 7, 2001 and has been reduced for known contingencies pursuant to an Escrow Agreement. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 2.75 years, a weighted average risk-free rate of 5.0%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $4.94 per share. The intrinsic value of the unvested options, totaling approximately $6.3 million, has been recorded as unearned compensation.

    The Company's allocation of the aggregate purchase price is based on management's analysis and estimates of the fair values of tangible assets, intangible assets and in-process research and development, which was expensed during the quarter ended June 30, 2001. Intangible assets recorded in connection with this acquisition will be amortized to expense over their estimated useful lives. However, effective January 1, 2002, upon the adoption of Statement of Financial Accounting Standard No. 142, goodwill and certain intangible assets will no longer be amortized to earnings, but will be subject to periodic testing for impairment. The purchase price allocation and related amortization periods are summarized below (in thousands):

Net assets acquired	$4,155
Acquired technology	10,178	18-42 months
Unearned compensation	6,314	30 months
Acquired workforce	2,340	24 months
Customer agreement	1,939	24 months
In-process research and development expense	1,500
Trade name	435	42 months
Goodwill	18,270	42 months

	$45,131

    CMD's in-process technology was valued at the discounted expected future cash flow attributable to the in-process technology. To arrive at this amount, the estimated future cash flow derived from the technology was multiplied by the percentage of completion of the in-process technology, and was then discounted using a rate of 25%, which Silicon Image believes is appropriate based on the risk associated with technology that is not commercially feasible. Future cash flow is estimated taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The percentage of completion for each in-process project is the elapsed time invested in the project as a ratio of the total expected time required to complete the project to technical and commercial feasibility.

    Acquired technology was valued at the discounted expected future cash flows attributable to products that were commercially feasible at the acquisition date. Future expected cash flows were discounted using rates of 15% to 20%, which Silicon Image believes were appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating future cash flows include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology relative to its expected life span.

    Assembled workforce was valued based on the estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, and to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force. The customer agreement was valued based on the estimated contributed gross margin of product to be sold over the agreement's three year remaining life. The trade name was valued based on the estimated amount a third party would pay to use and benefit from the trade name.

    Upon closing, the Company refinanced CMD's outstanding bank debt for the amounts then outstanding. This new loan matures in September 2001, is secured by a certificate of deposit totaling $3.1 million, and bears interest at 2% above the rate in effect under the certificate of deposit (3.5% at June 30, 2001).

    The following unaudited pro forma information gives effect to the acquisition of CMD as if it had occurred on January 1 of each period presented. The pro forma results exclude $1.5 million of in-process research and development expense:

	Six Months Ended June 30, 2001		Six Months Ended June 30, 2000
	Pro forma	As reported	Pro forma	As reported
	(in thousands)
Revenue	$34,782	$22,452	$40,331	$22,514
Net loss	$(30,137)	$(16,540)	$(13,630)	$(3,387)
Basic and diluted net loss per share	$(0.52)	$(0.31)	$(0.25)	$(0.07)
Weighted average shares	58,380	53,073	54,800	48,362

    Unaudited pro forma information is not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the period indicated above, nor is such information indicative of the Company's future results of operations. In the opinion of management, all adjustments necessary to present fairly such pro forma information have been made

8. Segment Reporting

    The Company operates in two reportable segments: the Semiconductor segment and the Storage Sub-Systems segment. In the Semiconductor segment, the Company designs, develops and markets semiconductor solutions, including transmitters, receivers, controllers, video processors and storage devices, that provide cost-effective, high-bandwidth solutions for high-speed data communications. In the Storage Sub-Systems segment, the Company designs, develops and markets high-performance and high-availability storage solutions that serve as the building blocks for Storage Area Networks (SANs). The company does not currently allocate assets to operating segments. The following is a summary of operations by segment for the three and six months ended June 30, 2001. Prior to the quarter ended June 30, 2001, the Company operated only in the Semiconductor segment.

	June 30, 2001
	Three Months Ended	Six Months Ended
Revenue:
Semiconductors	$10,679	$21,130
Storage Sub-Systems	1,322	1,322

	$12,001	$22,452

Segment Loss Before Income Taxes:
Semiconductors	$(3,753)	$(6,249)
Storage Sub-Systems	(73)	(73)
Stock compensation and warrant expense	(2,427)	(5,146)
Amortization of goodwill and intangible assets	(2,953)	(5,174)
In-process research and development	(1,500)	(1,500)
Interest income and other, net	705	1,602

	$(10,001)	$(16,540)

    There was no intersegment revenue for the periods presented above.

    For the six months ended June 30, 2001, two customers generated 15% and 12% of revenue, and for the six months ended June 30, 2000, two customers generated 19% and 18% of revenue.

9. Subsequent Events

    On July 6, 2001, the Company completed its acquisition of Silicon Communication Lab, Inc. (SCL), a provider of mixed-signal and high-speed circuit designs, including analog-to-digital converters (ADCs). In connection with this transaction, the Company acquired all outstanding shares of SCL in exchange for approximately 1.3 million shares of the Company's common stock and $2.3 million in cash. This transaction will be recorded during the quarter ended September 30, 2001 using the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q entitled, "Factors Affecting Future Results," that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-Q are in many cases identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

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

    In the second quarter of 2001, we entered the storage market through our acquisition of CMD Technology. Our storage products include high-performance and high-availability storage systems and semiconductors that serve as the building blocks for storage area networks (SANs).

    In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in each year since inception. All, or a significant portion, of our losses have been from non-cash expenses. At June 30, 2001, we had an accumulated deficit of $60.2 million.

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 51% and 59% of our revenue for the six months ended June 30, 2001 and 2000, respectively, and 57% of our revenue for the year ended December 31, 2000.

    In addition, a significant portion of our revenue is generated from products sold to customers located outside of the United States. Sales to customers and distributors in Asia generated 70% and 75% of our revenue for the six months ended June 30, 2001 and 2000, respectively, and 72% of our revenue for the year ended December 31, 2000. Since many manufacturers of flat panel displays and personal computers are located in Asia, we expect that a majority of our revenue will continue to be generated from sales to customers in that region. All revenue to date has been denominated in U.S. dollars.

    We will incur substantial non-cash stock compensation expense in future periods as a result of recently completed acquisitions, the issuance of, or modifications to, restricted stock awards and stock options to employees and independent contractors and stock option exchange programs. The amount of stock compensation expense in each period will fluctuate based on the volatility of our stock and changes in the price of our stock. We will also incur significant non-cash expenses in future periods for the amortization of goodwill and intangible assets recorded in connection with the acquisitions of DVDO, CMD and SCL.

    In September 1998, we entered into several agreements with Intel and issued to Intel two warrants, each to purchase 285,714 shares of our common stock. One warrant was immediately exercisable at an exercise price of $1.75 per share, and the second warrant became exerciseable in the quarter ended March 31, 1999 at an exercise price of $0.18 per share. Both of these warrants were exercised in May 2001. We are obligated to issue a third warrant to Intel for 285,714 shares of our common stock exercisable at $0.18 per share upon Intel's achievement of a specified milestone. In the event we issue this warrant, we will record an expense equal to the fair value of the warrant at the time of issuance. The amount of this expense may be significant and will depend on the price and volatility of our stock at that time.

    In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS No. 141), Business Combinations, and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS No. 142 is effective for the Company's fiscal year 2002 and is expected to have a significant impact on the Company's results of operations beginning January 1, 2002 to the extent that normal amortization exceeds impairment losses, if any, on goodwill and these intangible assets.

    For a further overview of our business and risk factors, please refer to our Form 10-K for the year ended December 31, 2000 and the discussions set forth below under "Factors Affecting Future Results."

Results of operations for the three and six months ended June 30, 2001, compared to results of operations for the three and six months ended June 30, 2000

    The following table presents statement of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost and operating expenses:
Cost of revenue	45.6	36.6	43.9	36.5
Research and development	47.0	23.5	44.8	25.2
Selling, general and administrative	39.3	36.1	39.5	37.2
Stock compensation and warrant expense	20.2	23.1	22.9	23.7
Amortization of goodwill and intangible assets	24.6	—	23.0	—
In-process research and development	12.5	—	6.7	—

Total cost and operating expenses	189.2	119.3	180.8	122.6

Loss from operations	(89.2)	(19.3)	(80.8)	(22.6)
Interest income and other, net	5.9	8.0	7.1	8.6

Net loss before provision for income taxes	(83.3)	(11.3)	(73.7)	(14.0)
Provision for income taxes	—	1.4	—	1.0

Net loss	(83.3)%	(12.7)%	(73.7)%	(15.0)%

    Revenue.  Revenue decreased to $12 million for the three months ended June 30, 2001, from $12.4 million for the three months ended June 30, 2000, a decrease of 3%. Revenue for each of the six month periods ending June 30, 2001 and 2000 was $22.5 million. The decrease during the three month periods was primarily the result of a decrease in demand for our digital transmitter and receiver products (in part due to our lack of an integrated dual-mode controller), partially offset by sales of consumer electronics products (which were not sold during the three and six months ended June 30, 2000), growth in demand for our display controllers, and revenue attributable to CMD, which we acquired on June 7, 2001. We expect our average selling prices to decline in the second half of 2001 because of increased competition in the Semiconductor segment.

    Revenue for the three and six months ended June 30, 2001 includes $2.0 million of revenue from CMD during the period from June 8, 2001 through June 30, 2001.

    Cost of Revenue.  Cost of revenue consists primarily of the costs of manufacturing, assembling, packaging, testing and shipping our products. Gross margin (revenue minus cost of revenue, as a percentage of revenue) decreased to 54.4% for the three months ended June 30, 2001, from 63.4% for the three months ended June 30, 2000. Gross margin also decreased to 56.1% for the six months ended June 30, 2001, from 63.5% for the six months ended June 30, 2000. The decrease in gross margin was due to competitive pressures reducing average selling prices and a shift in product mix to lower margin products. Gross margin on products from CMD was 47.8% during the period from June 8, 2001 through June 30, 2001. We anticipate that our gross margin will continue to decrease as a result of increasing competition and shifts in product mix. Cost of revenue excludes non-cash stock compensation and warrant expense of $103,000 and $95,000 for the three months ended June 30, 2001 and 2000, respectively, and $172,000 and $229,000 for the six months ended June 30, 2001 and 2000, respectively.

    Research and Development.  R&D expense consists primarily of compensation costs for development personnel, fees paid to independent contractors, license fees for design and development tools and materials for prototypes. R&D expense was $5.6 million, or 47.0% of revenue, for the three months ended June 30, 2001, compared to $2.9 million, or 23.5% of revenue, for the three months ended June 30, 2000. R&D expense was $10.1 million, or 44.8% of revenue, for the six months ended June 30, 2001, compared to $5.7 million, or 25.2% of revenue, for the six months ended June 30, 2000. The increase in absolute dollars was primarily due to additional development personnel and independent contractors, as well as activities related to adding functionality, such as digital audio, to our PanelLink products, and development of technology for consumer electronics, storage and networking applications. R&D expense incurred by CMD during the period from June 8, 2001 to June 30, 2001 was $491,000. We expect R&D spending to increase in absolute dollars and as a percentage of revenue in the future due to additional enhancements to existing products and further development of technology related to consumer electronics, storage and networking applications. R&D expense excludes non-cash stock compensation and warrant expense of $1.6 million and $2.2 million for the three months ended June 30, 2001 and 2000, respectively, and $3.8 million and $3.9 million for the six months ended June 30, 2001 and 2000, respectively.

    Selling, General and Administrative.  SG&A expense consists primarily of employee compensation, including commissions, facility costs, patent defense costs, selling costs, marketing campaigns and promotions. SG&A expense was $4.7 million, or 39.3% of revenue, for the three months ended June 30, 2001, compared to $4.5 million, or 36.1% of revenue, for the three months ended June 30, 2000. SG&A expense was $8.9 million, or 39.5% of revenue, for the six months ended June 30, 2001, compared to $8.4 million, or 37.2% of revenue, for the six months ended June 30, 2000. SG&A expense incurred by CMD during the period from June 8, 2001 to June 30, 2001 was $383,000, representing the majority of the increase in spending for the three and six months ended June 30, 2001. We expect that SG&A expense will increase in absolute dollars, but not likely at the same rate as R&D expense. SG&A expense excludes non-cash stock compensation and warrant expense of $758,000 and $539,000 for the three months ended June 30, 2001 and 2000, respectively, and $1.2 million for each of the six months ended June 30, 2001 and 2000.

    Stock Compensation and Warrant Expense.  Stock compensation and warrant expense was $2.4 million for the three months ended June 30, 2001, compared to $2.9 million for the three months ended June 30, 2000. Stock compensation and warrant expense was $5.1 million for the six months ended June 30, 2001, compared to $5.3 million for the six months ended June 30, 2000. The decrease was primarily due to the effect of the accelerated method of recognizing expense on pre-IPO option grants and a decline in our stock price, partially offset by increases related to our acquisitions of DVDO and Zillion in the second half of 2000 and our acquisition of CMD in the three months ended June 30, 2001. We will incur substantial non-cash stock compensation expense in future periods. The amount of stock compensation expense will fluctuate from period to period based on the volatility of our stock and changes in the price of our stock.

    Amortization of Goodwill and Intangible Assets.  For the three and six months ended June 30, 2001, we recorded $3.0 million and $5.2 million, respectively, of expense for the amortization of goodwill and intangible assets recorded in connection with the acquisitions of DVDO and CMD. These expenses will continue through December 2005, although we expect to a lesser extent after January 1, 2002 due to the adoption of SFAS No. 142.

    In-process Research and Development.  For the quarter ended June 2001, we recorded a one-time operating expense of $1.5 million for in-process research and development incurred in connection with the acquisition of CMD. In-process research and development represents technology that has not reached technological feasibility and that has no alternative future use. We expect to make future acquisitions if advisable and may record additional expenses for in-process research and development in connection with those acquisitions.

    Interest Income and Other, net.  Interest income and other, net decreased to $705,000 for the three months ended June 30, 2001, from $1 million for the three months ended June 30, 2000, and to $1.6 million for the six months ended June 30, 2001, from $1.9 million for the six months ended June 30, 2000. These decreases were primarily due to lower average cash balances and lower interest rates.

    Provision for Income Taxes.  No provision for income taxes was recorded for the six months ended June 30, 2001 due to our net loss position. For the six months ended June 30, 2000, we recorded a provision for income taxes equal to 10% of our net income before stock compensation and warrant expense. This rate was lower than the Federal statutory rate due primarily to utilization of net operating loss carryforwards.

    At June 30, 2001, we had net operating loss carryforwards for Federal and state tax purposes of approximately $12 million and $5 million, respectively, that expire through 2020 and 2005, respectively. These net operating loss carryforwards resulted primarily from the exercise of non-qualified stock options. Therefore, although available to reduce future income taxes payable, realization of these loss carryforwards will not reduce income tax expense. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. We do not expect to be subject to these impairments or limitations.

Liquidity and Capital Resources

    Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit and capital lease financing. At June 30, 2001, we had $51 million of working capital and $53 million of cash, cash equivalents and short-term investments.

    Operating activities used $6.2 million of cash during the six months ended June 30, 2001, and generated $5.0 million of cash during the six months ended June 30, 2000. During the six months ended June 30, 2001, our net loss before non-cash expenses, including depreciation, was $3.8 million, accounts payable and accrued liabilities decreased $2.2 million, and deferred margin on sales to distributors decreased $2.5 million. These uses of cash were partially offset by a decrease in accounts receivable of $2.4 million. Accounts receivable decreased primarily as a result of lower revenue, accounts payable and accrued liabilities decreased due to timing of payments, and deferred margin on sales to distributors decreased as a result of lower inventory levels at our distributors. During the six months ended June 30, 2000, our net income before non-cash expenses, including depreciation, was $2.5 million, accounts receivable decreased $779,000, accounts payable and accrued liabilities increased $2.0 million, and deferred margin on sales to distributors increased $1.2 million. These sources of cash were partially offset by an increase of $847,000 in inventory and an increase in prepaid expenses and other assets of $636,000.

    We generated $11.8 million of cash from investing activities during the six months ended June 30, 2001, compared to $3.2 million during the six months ended June 30, 2000. The primary source of cash in both periods was net proceeds from sales of short-term investments, which were partially offset by purchases of property and equipment and, for the six months ended June 30, 2001, acquisition costs related to our acquisition of CMD.

    Net cash provided by financing activities was $454,000 for the six months ended June 30, 2001, compared to $345,000 for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2001 was from issuances of common stock, partially offset by repayments of capital lease obligations. Cash provided by financing activities for the six months ended June 30, 2000 was from issuances of common stock and repayments of stockholder notes, partially offset by repayments of capital lease obligations.

    In June, 2001, upon closing of the CMD acquisition, the Company assumed a $3.1 million loan from CMD. This loan is due in September 2001, is secured by a certificate of deposit totaling $3.1 million, and bears interest at 2% above the rate in effect under this certificate of deposit (3.5% at June 30, 2001).

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

Factors Affecting Future Results

    You should carefully consider the following risks before making an investment decision. You should carefully consider these risk factors, together with all of the other information contained or incorporated by reference in this prospectus, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Our limited operating history makes it difficult to evaluate our future prospects.

    We were founded in 1995 and have a limited operating history, which makes an evaluation of our future success difficult. In addition, the revenue and income potential of our business and the markets we serve is unproven. We began volume shipments of our first display products in the third quarter of 1997. The Digital Visual Interface specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We have only recently completed our first generation of consumer electronics products and are still developing our initial networking products. Accordingly, we face risks and difficulties frequently encountered by early-stage companies in new and rapidly-evolving markets. If we do not successfully address these risks and difficulties, our business will be seriously harmed.

We have a history of losses and may not become profitable.

    We have incurred net losses in each fiscal quarter since our inception, including a loss of $16.5 million for the six months ended June 30, 2001 and $23.2 million for the year ended December 31, 2000, and expect to continue to incur operating losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

We are dependent on the markets for PCs and PC-related displays and storage products.

    From our inception to date, we have derived substantially all of our revenue from our products for PCs and PC-related displays. Accordingly, we are highly dependent on the PC industry, which began a slowdown in growth during the second half of 2000. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts, whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be seriously harmed. Although we are attempting to broaden our product offering to include products for the consumer electronics, storage and networking markets, there can be no guarantee that we will succeed in these efforts. To date, we have only achieved limited design wins in the consumer electronics industry. There is no guarantee that our recent acquisition of CMD Technology, a storage products company, will be successful. We are still developing our initial products for the networking market at substantial research and development cost, and have not yet achieved any design wins in this market. If we fail to consistently achieve design wins in the consumer electronics, storage and networking markets, we will remain highly dependent on the PC industry.

    We anticipate that current storage products developed by CMD Technology and future storage products based on technology of CMD Technology will represent a significant portion of our revenue going forward. Accordingly, we are also dependent on the storage industry, which like the PC industry, has experienced a slowdown recently as companies have reduced their capital expenditures related to data storage. This slowdown has resulted in reduced purchases of CMD Technology storage products. If the markets for these storage products continue to grow at a reduced rate or contract, whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be seriously harmed.

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

  •
  competitive pressures;

  •
  the ability of competitors to ship products that are alternatives to our products;

  •
  the availability of other semiconductors that are capable of communicating with our products; and

  •
  the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.

    Because of these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations. We cannot predict the duration or severity of the current downturn in the PC and storage markets, or in the general economy, and should it be more severe or protracted than we currently expect, our revenue and operating results would be seriously harmed.

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

    The high-speed communication, display, networking and storage industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our current display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog/DVI-based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Digital Quake, Genesis Microchip, Macronix, Matrox, National Semiconductor, nVidia, Phillips, Pivotal Technologies, Pixelworks, Sage, Silicon Bridge, SIS, Smart ASIC, ST Microelectronics, Texas Instruments, Thine, Trumpion and Topro have all begun shipping products or announced intentions to introduce products that will compete with our PanelLink products. There may be other companies that have announced DVI-based solutions and we expect that additional companies are likely to enter the market. In the future, our current or potential customers may also develop their own proprietary solutions.

    In the consumer electronics market, our video processing products face competition from products sold by AV Science, Focus Enhancements, Genesis, nDSP, N/S Mediamatics, Micronas Semiconductor, Oplus, Phillips Semiconductor, Pixelworks, Sage and Trident. We also compete in some instances against in-house processing solutions designed by large OEMs.

    We have recently demonstrated technology that is applicable to the storage market. We will face competition from companies already established in this market, such as Agilent, Infineon, Texas

Instruments and Vitesse, as well as from new entrants into this market. We cannot be sure that our internally-developed storage products will become accepted solutions in this market. In addition, we also face competition in the storage market from competitors of CMD Technology, a company which we recently acquired. With respect to storage semiconductors, CMD Technology faced competition from Promise and HighPoint, and with respect to storage systems, CMD Technology faced competition from divisions of LSI Logic and IBM. Some of these competitors have already established supplier or joint development relationships with divisions of current or potential customers of CMD Technology and accordingly may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our storage products with their products.

    Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly more financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote more resources to the promotion and sale of their products. In addition, in the process of establishing our technology as an industry standard, and to ensure rapid adoption of the DVI specification, we have agreed to license specific elements of our intellectual property to others for free. We have also licensed elements of our intellectual property to Intel and other semiconductor companies and we may continue to do so. Competitors could use these elements of our intellectual property to compete against us. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business by reducing revenue and increasing our losses.

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

Our success depends on the growth of the storage market.

    As a result of our acquisition of CMD Technology, our business depends on the growth of the storage market since we anticipate storage products based on technology of CMD Technology to represent a significant portion of our revenue. Specifically, we are focusing our product development and marketing efforts on storage controller and other products for the storage market using Serial ATA and Fibre Channel interface technologies, which we anticipate will replace Parallel ATA and SCSI interface technologies, respectively. The markets for Serial ATA and Fibre Channel interface technologies are at an early stage of development. The potential size and rate of development of these markets are uncertain and will depend on many factors, including, but not limited to:

  •
  the rate at which manufacturers of storage systems replace Parallel ATA and SCSI interfaces with Serial ATA and Fibre Channel interfaces;

  •
  the availability of cost-effective semiconductors for storage systems that implement Serial ATA and Fibre Channel interfaces; and

  •
  improvements to Parallel ATA and SCSI interface technology.

    Slow growth in, or a decrease in the size of, the Serial ATA and Fibre Channel storage markets would seriously harm our business.

Growth of the market for our products depends on an adequate supply of digital displays at affordable consumer prices.

    In order for the market for many of our products to grow, digital displays must be widely available and affordable to consumers. In the past, the supply of digital displays, such as flat panels, has been cyclical and consumers have been very price sensitive. In addition, although there has been initial interest in CRTs with a digital interface, to date only a few manufacturers have announced intentions to manufacture digital CRTs and very few manufacturers have made such displays available for purchase. Our ability to sustain or increase our revenue may be limited should there not be an adequate supply of, or demand for, affordable digital displays.

Our lengthy sales cycle can result in uncertainty and delays in generating revenue.

    Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can then exceed nine months, and it can then be an additional nine months before a customer commences volume shipments of systems incorporating our products, if at all. Given our lengthy sales cycle, we may experience a delay between the time we incur expenditures and the time we generate revenue, if any, from these expenditures. As a result, our business could be seriously harmed if a significant customer reduces or delays orders, or chooses not to release products incorporating our products.

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

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the six months ended June 30, 2001, sales to a Korean manufacturer generated 15% of our revenue and sales to a Japanese distributor generated 12% of our revenue. For the year ended December 31, 2000, sales to a Taiwanese distributor generated 18% of our revenue and sales to a Japanese distributor generated 16% of our revenue. As a result of customer concentration, any of the following factors could seriously harm our business:

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

    Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 50% of our revenue for the six months ended June 30, 2001 and 66% of our revenue for the year ended December 31, 2000. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

  •
  manage a more complex supply chain;

  •
  monitor and manage the level of inventory at each distributor;

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

    The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We expect to introduce new consumer electronics, transmitter, receiver and controller products in the future. We are also working on improvements to existing products and new products for the storage market based on technology of CMD Technology, which we recently acquired. We are also developing our initial products for high-speed networking applications. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

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

  •
  market acceptance.

    Accomplishing all of this is extremely challenging, time-consuming and expensive. We cannot assure you that we will succeed. Product development delays may result from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource limitations, the inability to license third party technology or other factors. If we are not able to develop and introduce our products successfully and timely, our business will be seriously harmed.

We have made acquisitions in the past and expect to make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

    Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we expect to develop new products and enter new markets is through acquisitions of other companies. In the second half of 2000, we completed the acquisitions of Zillion Technologies, LLC and DVDO, Inc. and in June and July 2001, we completed the acquisitions of CMD Technology Inc. and Silicon Communication Lab, Inc. Acquisitions involve numerous risks, including, but not limited to, the following:

  •
  difficulty and increased costs in assimilating acquired operations and employees;

  •
  inability to retain key employees of acquired businesses;

  •
  disruption of our ongoing business;

  •
  inability to successfully incorporate acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures; and

  •
  inability to commercialize acquired technology.

    Acquisitions of high-technology companies are inherently risky, and no assurance can be given that our acquisitions of Zillion, DVDO, CMD or SCL, or our future acquisitions, if any, will be successful and will not adversely affect our business, operating results or financial condition. Failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.

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

We depend on third-party wafer foundries to manufacture nearly all of our products, which reduces our control over the manufacturing process.

    We do not own or operate a semiconductor fabrication facility. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce all of our display-related semiconductor products. We also rely on Kawasaki LSZ and Atmel, who are also outside foundries, to produce the parallel ATA and USB storage semiconductor products previously sold by CMD Technology. Our reliance on independent foundries involves a number of significant risks, including, but not limited to:

  •
  reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  •
  lack of guaranteed production capacity or product supply; and

  •
  lack of availability of, or delayed access to, next-generation or key process technologies.

    We do not have a long-term supply agreement with TSMC or other foundries, and instead obtain manufacturing services on a purchase order basis. Our outside foundries have no obligation to supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries and our outside foundries may reallocate capacity to other customers even during periods of high demand for our products. If our outside foundries are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, and in a timely manner, our business would be seriously harmed. As a result, we would have to identify and qualify substitute foundries, which would be time-consuming, costly and difficult. This qualification process may also require significant effort by our customers. In addition, if competition for foundry capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to manufacturing services.

We depend on third-party subcontractors for assembly and test, which reduces our control over the assembly and test processes.

    Our semiconductor products are assembled and tested by several independent subcontractors. We do not have long-term agreements with these subcontractors and typically obtain services from them on a purchase order basis. Our reliance on these subcontractors involves risks, such as reduced control over delivery schedules, quality assurance and costs. These risks could result in product shortages or increased costs of assembling and testing our products. If these subcontractors are unable or unwilling to continue to provide assembly and test services and deliver products of acceptable quality, at acceptable costs and in a timely manner, our business would be seriously harmed. We would also have to identify and qualify substitute subcontractors, which could be time-consuming, costly and difficult.

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

    Although we test our products before shipment, they are complex and may contain defects and errors. In the past, we have encountered defects and errors in our products. Because our products are sometimes integrated with products from other vendors, it may be difficult to identify the source of any particular problem. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us that may not be fully covered by insurance. Any of these could seriously harm our business.

If we are unable to forecast accurately our component and material requirements, we may incur added costs or be unable to meet customer demands.

    We use rolling forecasts based on anticipated product orders from our customers and distributors to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors, such as specific supplier requirements, contract terms and current market demand for such components. As a result, we may not accurately forecast component requirements. If we overestimate component requirements, we may have excess inventory, which would increase our costs. Conversely, if we underestimate component requirements, we may have inadequate inventory, which could interrupt manufacturing and delay delivery of products to our customers. Either occurrence could seriously harm our business.

    In addition, we rely on several key suppliers, including Avnet, Unique, Arrow, Sager and AMCC, as the sole source providers of several key components for our storage products which were previously sold by CMD. If we are unable to purchase these components in sufficient quantities and at acceptable prices from these suppliers, we would not be able to manufacture these products on a timely or cost-effective basis. As a result, we would have to identify and qualify substitute suppliers, which would be time consuming, costly and difficult.

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

    A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan, and for the six months ended June 30, 2001, 84% of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

  •
  difficulties in managing distributors from afar;

  •
  difficulties in staffing and managing foreign operations;

  •
  political and economic instability;

  •
  adequacy of local infrastructure;

  •
  difficulties in collecting accounts receivable;

  •
  difficulties in complying with multiple, conflicting and changing laws and regulations including export requirements, tariffs, import duties and other barriers; and

  •
  competition from foreign-based suppliers and the existence of protectionist laws and business practices that favor these suppliers.

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

    We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patents will be issued as a result of any applications or, if issued, that any claims allowed will protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning no patent protection will be obtained in some jurisdictions. We have also acquired intellectual property, including patent applications, through our acquisitions of DVDO, Zillion, CMD and SCL. It is possible that existing or future patents may be challenged, invalidated or circumvented. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. In addition, legal actions involving intellectual property or claims tend to be lengthy and expensive, and the outcome often is not predictable.

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

    We recently filed suit against Genesis Microchip alleging infringement of one or our patents. We may become a party to additional litigation in the future to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These lawsuits could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve, and would divert management's time and attention. Any potential intellectual property litigation could also force us to do one or more of the following:

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

    In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. Also, the industry has experienced significant fluctuations in anticipation of changes in general economic conditions, including those in Asia. This cyclicality has led to significant fluctuations in product demand and production capacity. It has also accelerated erosion of average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

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

    Our operations are headquartered in the San Francisco bay area, which is susceptible to earthquakes, and the operations of CMD Technology, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. Taiwan Semiconductor Manufacturing Company, the outside foundry that produces all of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the six months ended June 30, 2001, customers located in Taiwan generated 23% of our revenue and customers and distributors located in Japan generated 21% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

    Our operations are primarily based in the San Francisco bay area and Los Angeles area, which like much of California is susceptible to disruptions of electricity service. California's Independent Systems Operator (ISO) has ordered disruptions of electric services on a rotating basis. As much of our technology development and normal business activities require use of electric power, any, even short-term, interruption in electric service could damage our business. Moreover, a significant increase in the cost of energy may be forced upon us, which could increase our costs and adversely affect our operating results.

Provisions of our charter documents and Delaware law could prevent or delay a change in control of Silicon Image, and may reduce the market price of our common stock.

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

Part II. Other Information

Item 1. Legal Proceedings

    On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively "Genesis") for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission (ITC) of the United States government for unlawful trade practices related to the importation of articles infringing our patent. The actions seek injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. Genesis has denied liability in the ITC proceeding, and the proceedings in the federal court have been stayed.

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

Item 2. Changes in Securities and Use of Proceeds

    At our Annual Meeting of Stockholders held on May 22, 2001, our stockholders approved an increase in the authorized number of shares of common stock from 75,000,000 to 150,000,000. A Certificate of Amendment of our Second Amended and Restated Certificate of Incorporation implementing this increase was filed with the Delaware Secretary of State on June 25, 2001.

    On May 3, 2001, Intel Corporation exercised a warrant for our common stock exercisable for 285,714 shares at $1.75 per share and a warrant for our common stock exercisable for 285,714 shares at $0.175 per share. These exercises were made pursuant to the net exercise provisions of the warrants allowing cashless exercise, and accordingly 174,504 and 274,593 shares of our common stock were issued as of May 3, 2001 to Intel. The issuance and exercise of these warrants were made in reliance on an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D under the Securities Act. Intel previously represented to us that the shares issued on exercise of the warrants would be acquired for investment purposes only and not with a view to any distribution thereof and that it had adequate opportunity to obtain the information from us needed to permit it to evaluate the merits and risks of the investment.

    On June 7, 2001, in connection with our acquisition of CMD Technology Inc., we issued 6,438,200 shares of our common stock to the shareholders of CMD Technology in exchange for all of the outstanding shares of CMD Technology capital stock. In addition, we issued 5,846 shares on the exercise of an option originally issued by CMD Technology which we assumed in connection with the acquisition. The shares were issued in reliance on an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D under the Securities Act. The issuance of the shares was made without general solicitation or advertising. The CMD Technology shareholders represented to us their intentions to acquire the shares for investment only and not with a view to the public resale or distribution thereof, except pursuant to an effective registration statement or exemption from registration. The CMD Technology shareholders represented that they had received or had access to all information necessary to make an informed investment decision with respect to the shares and were capable of evaluating the merits and risks of the investment in the shares and protecting their own interests in connection with the investment. The CMD Technology shareholders were granted registration rights with respect to the shares of our common stock issued to them.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    We held our 2001 Annual Meeting of Stockholders on May 22, 2001. The first matter voted upon at the meeting was the election of two Class II directors to serve until the 2004 Annual Meeting of Stockholders. At the meeting, David Hodges and Ronald Schmidt were elected as Class II directors by the following votes:

Name	Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
David Hodges	40,122,041	—	—	85,165	—
Ronald Schmidt	40,120,949	—	—	86,257	—

    Our board of directors consists of six members and is divided into three classes, with each class consisting of two members and each class serving staggered three-year terms. The term of the Class III directors, who are currently David Lee and Andrew Rappaport, will expire at the 2002 Annual Meeting of Stockholders and the term of the Class I directors, who are currently Keith McAuliffe and Douglas Spreng, will expire at the 2003 Annual Meeting of Stockholders.

    The second matter voted upon at the meeting was a proposal to amend our Second Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 75,000,000 to 150,000,000. At the meeting, the increase in the authorized number of shares of common stock to 150,000,000 was approved by the following vote:

Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
33,981,640	6,203,717	21,849	—	—

    The remaining matter voted upon at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of Silicon Image for the fiscal year ending December 31, 2001. At the meeting, the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
40,167,194	18,762	21,250	—	—

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    The following exhibits have been filed with this report:

2.03	Agreement and Plan of Reorganization, dated June 1, 2001, among the Registrant, Duke Acquisition Corp., CMD Technology Inc. and the principal shareholders of CMD Technology Inc. (incorporated by reference from Exhibit 2.01 of the Form 8-K filed by the Registrant on June 20, 2001).
2.04
Agreement and Plan of Reorganization, dated June 15, 2001, among the Registrant, Slice Acquisition Corp., Silicon Communication Lab, Inc. and certain shareholders of Silicon Communication Lab, Inc. (incorporated by reference from Exhibit 2.01 of the Form 8-K filed by the Registrant on July 20, 2001).
3.04	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant.
10.03
1999 Equity Incentive Plan of the Registrant, as amended, and related forms of stock option agreements and stock option exercise agreements (incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on May 18, 2001).
10.36	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on June 26, 2001).
10.37	CMD Technology Inc. 1999 Stock Incentive Plan and related form of Stock Option Agreement (incorporated by reference from Exhibit 4.06 of the Form S-8 filed by the Registrant on June 26, 2001).
10.38	Silicon Communication Lab, Inc. 1999 Stock Option Plan and related form of Stock Option Agreement.
(b)
Reports on Form 8-K

    On June 20, 2001, we filed a current report on Form 8-K to report under Item 2, the completion of our acquisition of CMD Technology Inc. and on August 10, 2001, we filed a current report on Form 8-K/A to provide audited financial statements of CMD Technology Inc. and selected unaudited pro forma combined financial data giving effect to the business combination between the Company and CMD.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001	Silicon Image, Inc.
/s/ Daniel K. Atler Daniel K. Atler Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
Silicon Image, Inc. Condensed Consolidated Statements of Operations (in thousands, except per share amounts) (unaudited)
Silicon Image, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
Silicon Image, Inc. Notes to Unaudited Condensed Consolidated Financial Statements June 30, 2001
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
  Signatures