Form 10-Q
period 2001-09-30
SILICON IMAGE INC
filed 2001-11-14
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes /X/ No / / and (2) has been subject to such filing requirements for the past 90 days Yes /X/  No / /

    The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of October 31, 2001 was 63,157,312 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Nine Months Ended
September 30, 2001

Part I. Financial Information

Item 1. Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$14,051	$14,462	$36,503	$36,976
Cost and operating expenses:
Cost of revenue (1)	7,133	5,449	16,976	13,675
Research and development (2)	8,287	3,210	18,340	8,878
Selling, general and administrative (3)	6,238	5,785	15,116	14,160
Stock compensation and warrant expense	4,342	4,801	9,488	10,127
Amortization of goodwill and intangible assets	5,502	2,157	10,676	2,157
Impairment of goodwill and intangible assets	13,880	—	13,880	—
In-process research and development	—	8,410	1,500	8,410

Total cost and operating expenses	45,382	29,812	85,976	57,407

Loss from operations	(31,331)	(15,350)	(49,473)	(20,431)
Interest income and other, net	476	1,035	2,078	2,972

Net loss before provision for income taxes	(30,855)	(14,315)	(47,395)	(17,459)
Provision for income taxes	—	(98)	—	(341)

Net loss	$(30,855)	$(14,413)	$(47,395)	$(17,800)

Net loss per share:
Basic and diluted	$(0.51)	$(0.28)	$(0.85)	$(0.36)

Weighted average shares	60,945	50,652	55,703	49,126

(1)
Excludes stock compensation and warrant expense of $57 and $210 for the three months ended September 30, 2001 and 2000, respectively, and $229 and $439 for the nine months ended September 30, 2001 and 2000, respectively.

(2)
Excludes stock compensation and warrant expense of $3,280 and $3,733 for the three months ended September 30, 2001 and 2000, respectively, and $7,096 and $7,591 for the nine months ended September 30, 2001 and 2000, respectively.

(3)
Excludes stock compensation and warrant expense of $1,005 and $858 for the three months ended September 30, 2001 and 2000, respectively, and $2,163 and $2,097 for the nine months ended September 30, 2001 and 2000, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	Sept. 30, 2001	Dec. 31, 2000
Assets
Current Assets:
Cash and cash equivalents	$16,292	$23,224
Short-term investments	30,478	36,965
Accounts receivable, net of allowance for doubtful accounts of $455 at September 30 and $290 at December 31	8,514	7,088
Inventories	7,165	3,064
Prepaid expenses and other current assets	2,438	1,644

Total current assets	64,887	71,985
Property and equipment, net	9,170	4,371
Goodwill and intangible assets, net	41,076	21,353
Other assets	2,035	1,790

Total assets	$117,168	$99,499

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$6,661	$3,961
Accrued liabilities	9,359	5,745
Capital lease and other obligations, current	4,739	777
Deferred margin on sales to distributors	2,904	4,789

Total current liabilities	23,663	15,272
Capital lease obligations, long-term	888	1,030

Total liabilities	24,551	16,302

Commitments and contingencies (Note 5)
Stockholders' Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; shares authorized: 150,000,000—2001 and 75,000,000—2000; shares issued and outstanding: 63,138,000—2001 and 53,949,000—2000	63	54
Additional paid-in capital	193,456	137,147
Notes receivable from stockholders	(167)	(162)
Unearned compensation	(9,696)	(10,198)
Accumulated deficit	(91,039)	(43,644)

Total stockholders' equity	92,617	83,197

Total liabilities and stockholders' equity	$117,168	$99,499

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(47,395)	$(17,800)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock compensation and warrant expense	9,488	10,127
Amortization of goodwill and intangible assets	10,676	2,157
Impairment of goodwill and intangible assets	13,880	—
In-process research and development	1,500	8,410
Depreciation and amortization	1,869	658
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	2,026	(2,893)
Inventories	1,661	(2,027)
Prepaid expenses and other assets	(261)	(1,140)
Accounts payable	274	4,531
Accrued liabilities	(1,176)	210
Deferred margin on sales to distributors	(1,885)	2,318

Cash provided by (used in) operating activities	(9,343)	4,551

Cash flows from investing activities:
Purchases of short-term investments	(11,817)	(10,563)
Proceeds from sales of short-term investments	18,304	14,996
Purchases of property and equipment	(1,329)	(2,476)
Gain from sales of short term investments-net	—	(146)
Acquisition costs, net of cash acquired	(2,983)	13

Cash provided by investing activities	2,175	1,824

Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,780	1,695
Repayments of capital lease and other obligations	(1,622)	(309)
Repayments of stockholder notes receivable	78	1,322

Cash provided by financing activities	236	2,708

Net increase (decrease) in cash and cash equivalents	(6,932)	9,083
Cash and cash equivalents—beginning of period	23,224	33,648

Cash and cash equivalents—end of period	$16,292	$42,731

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2001

1. Basis of Presentation

    In the opinion of management, the unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with the December 31, 2000 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the consolidated financial position of Silicon Image and its subsidiaries (collectively, the "Company") at September 30, 2001 and the consolidated results of the Company's operations and cash flows for the three and nine months ended September 30, 2001 and 2000. All intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2000. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of future operating results.

2. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (SFAS No. 141), Business Combinations, and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 142 requires goodwill and certain intangible assets to no longer be amortized to expense, but instead be subject to periodic testing for impairment. SFAS No. 142 is effective for the Company on January 1, 2002, except for the amortization and non-amortization provisions, which apply to all acquisitions subsequent to June 30, 2001. The Company's net goodwill and intangible assets were $41,076 at September 30, 2001. For the three and nine months ended September 30, 2001, the Company recorded amortization expense of $5,502 and $10,676, respectively, representing 12% of the Company's total operating expenses for both periods. The Company is in the process of identifying and segregating goodwill and other intangible assets under the criteria established by SFAS No. 142 and has not yet determined the effect SFAS No. 142 will have on its results of operations and financial position.

    In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including amortizable and non-amortizable intangible assets, and is effective for the Company on January 1, 2002, as well as for interim periods within fiscal 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial position and results of operations.

3. Net Loss Per Share

    The following table sets forth the computation of basic and diluted net loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands, except per share amounts)
Numerator:
Net loss	$(30,855)	$(14,413)	$(47,395)	$(17,800)

Denominator:
Weighted average shares	62,770	53,288	57,544	52,193
Less: unvested common shares subject to repurchase	(1,825)	(2,636)	(1,841)	(3,067)

	60,945	50,652	55,703	49,126

Net loss per share:
Basic and diluted net loss per share	$(0.51)	$(0.28)	$(0.85)	$(0.36)

    As a result of the Company's net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, that were anti-dilutive and not included in the calculation of diluted net loss per share for the nine months ending September 30, 2001 and 2000:

	September 30,
	2001	2000
Unvested common shares subject to repurchase	1,841,000	2,476,000
Stock options	13,159,000	7,803,000
Common stock warrants	254,000	571,000

4. Balance Sheet Components

	Sept. 30, 2001	Dec. 31, 2000
	(in thousands)
Inventories:
Raw materials	$2,521	$1,366
Work in process	1,524	407
Finished goods	3,120	1,291

	$7,165	$3,064

Property and equipment:
Computers and software	$7,408	$3,699
Equipment	4,697	2,415
Furniture and fixtures	1,416	837

	13,521	6,951
Less: accumulated depreciation	(4,351)	(2,580)

	$9,170	$4,371

Goodwill and intangible assets:
Acquired technology	$15,372	$10,767
Patents and other	5,860	1,848
Goodwill	34,860	13,094

	56,092	25,709
Less: accumulated amortization	(15,016)	(4,356)

	$41,076	$21,353

Accrued liabilities:
Customer rebates and accrued sales returns	$1,377	$1,147
Accrued payroll and related expenses	3,554	1,838
Other accrued liabilities	4,428	2,760

	$9,359	$5,745

5. Stock Warrants

    In September 1998, the Company entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, the Company granted Intel a warrant to purchase 285,714 shares of the Company's common stock at $1.75 per share. Under the same agreement, the Company granted Intel a warrant to purchase 285,714 shares of the Company's common stock at $0.18 per share upon achievement of a specified milestone that was reached during the quarter ended March 31, 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, the Company will grant Intel another warrant to purchase 285,714 shares of the Company's common stock at $0.18 per share. Upon achievement of the second milestone, the Company will record an expense related to the issuance of this warrant (the estimated fair value of the warrant at September 30, 2001 was $563,000).

6. Stock-Based Compensation

    During the three months ended September 30, 2001, the Company recognized unearned compensation of $864,000 ($2.1 million related to stock options assumed in connection with the acquisition of SCL, offset by a reversal of $1.2 million related to the departure of certain key DVDO employees as discussed in Note 8). For the three months ended September 30, 2000, the Company recognized $5.6 million of unearned compensation, primarily due to the acquisition of DVDO. The Company amortizes unearned stock compensation to expense over the vesting period of the awards using an accelerated method.

7. Business Combinations

  Silicon Communication Lab, Inc. ("SCL")

    On July 6, 2001, the Company completed its acquisition of SCL, a provider of mixed-signal and high-speed circuit designs, including analog-to-digital converters, for the purpose of enhancing the Company's engineering design team. In connection with this transaction, the Company acquired all outstanding shares of SCL in exchange for approximately 1.3 million shares of the Company's common stock and $2.3 million in cash. The acquisition has been accounted for using the purchase method of accounting. The total purchase price for this acquisition was $12.2 million, consisting of $2.3 million of cash, common stock with a fair value of $5.6 million, stock options to purchase 1.0 million common shares with a fair value of $4.1 million, and transaction costs, consisting of legal and other professional service fees, of $150,000. Common stock was valued at $4.30 per share using the Company's average closing stock price during the period the number of shares to be issued became fixed. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 3-3.5 years, a weighted average risk-free interest rate of 5.0%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $4.30 per share. The intrinsic value of the unvested options, totaling approximately $2.1 million, has been recorded as unearned compensation.

    The Company's allocation of the aggregate purchase price is based on management's analysis and estimates of the fair values of tangible and intangible assets. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No. 142. Unearned compensation will be amortized to expense over a period of 24 months using an accelerated method, and acquired technology will be amortized to expense ratably over 24 months. The purchase price allocation is summarized below (in thousands):

Net assets acquired	$(977)
Unearned compensation	2,102
Acquired technology	162
Goodwill	10,863

$12,150

    The fair values of SCL's net assets as of the acquisition date were (in thousands):

Cash	$226
Accounts receivable	12
Fixed assets	43
Other assets	18
Accounts payable	(120)
Accrued liabilities	(656)
Short term debt	(500)

$(977)

    The Company does not expect to continue development of products that SCL was developing as of the acquisition date, or to incorporate SCL's existing technology into the Company's future products. Accordingly, no value was assigned to in-process research and development. Acquired technology was valued at the discounted expected future cash flows attributable to products that were commercially feasible at the acquisition date. Future expected cash flows were discounted using rates of 15% to 20%, which the Company believes were appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating future cash flows include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology relative to its expected life span.

    SCL's results of operations prior to the acquisition date were not material in relation to those of the Company for any of the periods presented herein.

  CMD Technology ("CMD")

    On June 7, 2001, the Company issued approximately 6.4 million shares of its common stock in exchange for all outstanding shares of CMD, a provider of storage systems and semiconductors designed for use in storage area networks. The total purchase price for this acquisition was $45.1 million, consisting of common stock with a fair value of $30.7 million, 3.7 million stock options with a fair value of $13.6 million, and transaction costs, consisting of investment advisory, legal and other professional service fees, of $865,000. Common stock was valued at $4.94 per share using the Company's average closing stock price for the four-day period ended June 7, 2001, and has been reduced for known contingencies pursuant to an Escrow Agreement. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 2.75 years, a weighted average risk-free rate of 5.0%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $4.94 per share. The intrinsic value of the unvested options, totaling approximately $6.3 million, has been recorded as unearned compensation.

    The Company's allocation of the aggregate purchase price is based on management's analysis and estimates of the fair values of tangible assets, intangible assets and in-process research and development, which was expensed during the quarter ended September 30, 2001. Intangible assets recorded in connection with this acquisition will be amortized to expense ratably over the estimated useful lives referenced below. However, effective January 1, 2002, upon the adoption of SFAS No. 142, goodwill and certain intangible assets will no longer be amortized to expense, but will be subject to periodic testing for impairment. The purchase price allocation and related amortization periods are summarized below (in thousands):

Net assets acquired	$4,155
Acquired technology	10,178	18-42 months
Unearned compensation	6,314	30 months
Assembled workforce	2,340	24 months
Customer agreement	1,939	24 months
In-process research and development expense	1,500
Trade name	435	42 months
Goodwill	18,270	42 months

	$45,131

    CMD's in-process research and development was valued at the discounted expected future cash flow attributable to the in-process technology. To arrive at this amount, the estimated future cash flow derived from the technology was multiplied by the percentage of completion of the in-process technology, and was then discounted using a rate of 25%, which Silicon Image believes is appropriate based on the risk associated with technology that is not commercially feasible. Future cash flow is estimated taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing development of the technology. The percentage of completion for each in-process project is the ratio of elapsed time invested in the project to the total expected time required to complete the project to technical and commercial feasibility.

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

    Assembled workforce was valued based on the estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, and to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force. The customer agreement was valued based on the estimated contributed gross margin of product to be sold over the agreement's three-year remaining life. The trade name was valued based on the estimated amount a third party would pay to use and benefit from the trade name.

    Upon closing, the Company refinanced $3.1 million of CMD's outstanding bank debt. The loan matures in January 2002, is secured by a certificate of deposit totaling $3.1 million, and bears interest at 2% above the rate in effect under the certificate of deposit (3.4% at September 30, 2001).

    The following unaudited pro forma information gives effect to the acquisition of CMD as if it had occurred on January 1 of each period presented.

	Nine Months Ended September 30, 2001		Nine Months Ended September 30, 2000
	Pro forma	As reported	Pro forma	As reported
	(in thousands)
Revenue	$48,833	$36,503	$66,434	$36,976
Net loss	$(59,744)	$(47,395)	$(33,484)	$(17,800)
Basic and diluted net loss per share	$(1.01)	$(0.85)	$(0.60)	$(0.36)
Weighted average shares	59,241	55,703	55,564	49,126

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

  DVDO, Inc. ("DVDO")

    On July 6, 2000, the Company issued approximately 1.3 million shares of its common stock in exchange for all outstanding shares of DVDO, a privately-held provider of digital video processing systems for the consumer electronics industry. The total purchase price for this acquisition was $37.8 million, consisting of stock with a fair value of $35.8 million, stock options with a fair value of $1 million, and transaction costs of $1 million. The acquisition has been accounted for using the purchase method of accounting.

    The purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation was as follows:

Inventory	$355
Other current assets	270
Fixed assets	179
Intangible assets (see Note 4)	25,709
Current liabilities	(1,996)
Unearned compensation	4,897
In-process research and development expense	8,410

$37,824

    Refer to Note 8 for discussion of impairment of certain intangible assets during the third quarter of 2001.

    In-process research and development represents technology that has not reached technological feasibility and that has no alternative future use. Intangible assets consist of goodwill, acquired technology, assembled workforce, trade name and patents. Goodwill, acquired technology, and patents are being amortized over their estimated useful lives of three years and the assembled workforce and trade name are being amortized over their estimated useful lives of two years.

    DVDO's in-process technology was valued at the discounted expected future cash flow attributable to the in-process technology. To arrive at this amount, the estimated future cash flow derived from the technology was multiplied by the percentage of completion of the in-process technology, and was then discounted using a rate of 25%, which the Company believes is appropriate based on the risk associated with technology that is not commercially feasible. Future cash flow is estimated taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The percentage of completion for each in-process project is the ratio of the elapsed time invested in the project to the total expected time required to complete the project to technical and commercial feasibility.

    Acquired technology was valued at the discounted expected future cash flows attributable to products that were commercially feasible at the acquisition date. Future expected cash flows were discounted using rates of 15% to 20%, which the Company believes were appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating future cash flows include risks related to the characteristics and applications of the technology, existing and future markets, and an assessment of the age of the technology relative to its expected life span.

    Assembled workforce was valued based on the estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, and to fully deploy a workforce of similar size and skill to the same level of productivity as the existing workforce. The trade name was valued based on the estimated amount a third party would pay to use and benefit from the trade name.

    As part of the shares issued in exchange for the outstanding shares of DVDO, the Company issued 166,000 shares of restricted stock to key employees of DVDO. The restricted stock is subject to repurchase by the Company at the original purchase price in the event of termination of employment. The Company's right to repurchase expires over a 33-month period. In September 2001, certain key employees terminated their employment with the Company, and 106,000 shares became subject to repurchase.

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

    The following unaudited pro forma information gives effect to the acquisition of DVDO as if it had occurred on January 1, 2000:

	Nine Months Ended September 30, 2000
	Pro forma	As reported
	(in thousands)
Revenue	$38,248	$36,976
Net loss	$(25,766)	$(17,800)
Basic and diluted net loss per share	$(0.51)	$(0.36)
Weighted average shares	50,056	49,126

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

8. Asset Impairments

    During the three months ended September 30, 2001, the Company began to restructure its business to focus on products and technology in which it has, or believes it can achieve, a leadership position. In connection with this restructuring, certain products will be phased out or de-emphasized and some R&D projects, including certain digital video processing projects, will no longer be funded. As a result of these actions, the prevailing economic and industry conditions, and the departure of certain key DVDO employees during the quarter, the Company recorded an intangible asset impairment expense of $13.9 million, and reversed $1.2 million of unearned compensation, a component of stockholders' equity. The impairment expense of $13.9 million represents a reduction of acquired technology of $5.7 million, patents and other intangible assets of $0.9 million and related goodwill of $7.3 million. The impairment amount was determined by comparing discounted expected future cash flows to the net carrying value of the intangible assets as prescribed by SFAS No. 121.

9. Subsequent Events

    On October 9, 2001, the Company publicly announced a program to refocus its resources on products and markets in which it has, or believes it can establish, a leadership position. The Company also announced that it intends to reduce its workforce by approximately 60 people, primarily in connection with the program discussed above and as a result of the planned integration of recently acquired companies. In connection with these actions, the Company will incur cash and non-cash expenses for the quarter ending December 31, 2001, primarily for costs related to the workforce reduction.

10. Segment Reporting

    The Company operates in two reportable segments: the semiconductor segment and the storage subsystems segment. In the semiconductor segment, the Company designs, develops and markets semiconductor solutions, including transmitters, receivers, controllers, video processors and storage devices, that provide cost-effective, high-bandwidth solutions for high-speed data communications. In the storage subsystems segment, the Company designs, develops and markets high-performance and high-availability storage systems and semiconductors that serve as one of the building blocks for storage area networks. The Company does not currently allocate assets to operating segments.

    The following is a summary of operations by segment for the three and nine months ended September 30, 2001. Prior to June 2001, the Company operated only in the semiconductor segment.

	September 30, 2001
	Three Months Ended	Nine Months Ended
Revenue:
Semiconductors	$10,230	$31,360
Storage subsystems	3,821	5,143

	$14,051	$36,503

Segment Loss Before Income Taxes:
Semiconductors	$(6,398)	$(12,647)
Storage subsystems	(1,209)	(1,282)
Stock compensation and warrant expense	(4,342)	(9,488)
Amortization of goodwill and intangible assets	(5,502)	(10,676)
Impairment of goodwill and intangible assets	(13,880)	(13,880)
In-process research and development	—	(1,500)
Interest income and other, net	476	2,078

	$(30,855)	$(47,395)

    There was no intersegment revenue for the periods presented above.

    For the nine months ended September 30, 2001, one customer generated 12.6% of the Company's revenue, and for the nine months ended September 30, 2000, one customer generated 19.9% of revenue and a different customer generated 16.8% of revenue.

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

Overview

    From our inception in 1995 through the first half of 1997, we were engaged primarily in developing our first generation PanelLink digital transmitter and receiver products, developing our high-speed digital interconnect technology, establishing our digital interface protocol as an open standard, and building strategic customer and foundry relationships.

    In the third quarter of 1997, we began volume shipments of our first-generation PanelLink digital transmitter and receiver products. Since that time, we have introduced four new generations of transmitter and receiver products. In 1999, we began shipping our first-generation digital display controller product. Our digital display controller products integrate our receiver with digital image processing and display controller technology, providing a solution to enable intelligent displays. In the second quarter of 2001, we entered the storage market through our acquisition of CMD and with the first shipments of our fiber channel product. Our storage products include high-performance and high-availability storage systems and semiconductors that serve as one of the building blocks for storage area networks.

    In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in each year since inception. All, or a significant portion, of our losses have been from non-cash expenses. At September 30, 2001, we had an accumulated deficit of $91 million.

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Due to our recent acquisitions and entrance into new markets, our customer base has broadened significantly and we are therefore less dependent on a relatively small number of customers to generate revenue. Our top five customers, including distributors, generated 43% and 55% of our revenue for the nine months ended September 30, 2001 and 2000, respectively, and 57% of our revenue for the year ended December 31, 2000.

    In addition, a significant portion of our revenue is generated from products sold to customers located outside of the United States. Sales to customers and distributors in Asia generated 65% and 78% of our revenue for the nine months ended September 30, 2001 and 2000, respectively, and 72% of our revenue for the year ended December 31, 2000. Since many manufacturers of flat panel displays and personal computers are located in Asia, we expect that a majority of our revenue will continue to be generated from sales to customers in that region. All revenue to date has been denominated in U.S. dollars.

    We will incur substantial non-cash stock compensation expense in future periods as a result of recently completed acquisitions, the issuance of, or modifications to, restricted stock awards and stock options to employees and independent contractors and stock option exchange programs. The amount of stock compensation expense in each period will fluctuate based on the volatility of our stock and changes in the price of our stock. Additionally, we will continue to incur substantial non-cash expenses in the fourth quarter of 2001, for the amortization of goodwill and other intangible assets. However, beginning in the first quarter of 2002, non-cash expenses related to the amortization of goodwill and intangible assets will be less than those incurred in prior periods due to the adoption of SFAS 142, pursuant to which goodwill and certain other intangible assets will no longer be amortized.

    In September 1998, we entered into several agreements with Intel and issued to Intel two warrants, each to purchase 285,714 shares of our common stock. One warrant was immediately exercisable at an exercise price of $1.75 per share, and the second warrant became exercisable during the quarter ended March 31, 1999 at an exercise price of $0.18 per share. Both of these warrants were exercised in May 2001. We are obligated to issue a third warrant to Intel for 285,714 shares of our common stock exercisable at $0.18 per share upon Intel's achievement of a specified milestone. In the event we issue this warrant, we will record an expense equal to the fair value of the warrant at the time of issuance. The amount of this expense may be significant and will depend on the price and volatility of our stock at that time.

    In September 2001, we began a program to refocus on products and technology in which we have, or believe we can achieve, a leadership position. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays and on developing products and establishing an industry standard for the consumer electronics market, as well as developing new products for storage markets. In connection with this restructuring, certain products will be phased out or de-emphasized and some R&D projects, including certain digital video processing projects, will no longer be funded. As a result of these actions, the prevailing economic and industry conditions, and the departure of certain key DVDO employees during the third quarter of 2001, we recorded an intangible asset impairment expense of $13.9 million, and reversed $1.2 million of unearned compensation, a component of stockholders' equity. On October 9, 2001, primarily in connection with the program discussed above and as a result of the planned integration of recently acquired companies, we announced that we would be reducing our workforce by approximately 60 people.  We will incur cash and non-cash expenses for the quarter ending December 31, 2001, primarily for costs related to the workforce reduction.

    For a further overview of our business and risk factors, please refer to our Form 10-K for the year ended December 31, 2000 and to the discussions set forth below under "Factors Affecting Future Results."

Results of Operations for the Three and Nine Months Ended September 30, 2001, Compared to Results of Operations for the Three and Nine Months Ended September 30, 2000

    The following table presents statement of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost and operating expenses:
Cost of revenue	50.8	37.7	46.5	37.0
Research and development	59.0	22.2	50.2	24.0
Selling, general and administrative	44.4	40.0	41.5	38.3
Stock compensation and warrant expense	30.9	33.2	26.0	27.4
Amortization of goodwill and intangible Assets	39.1	14.9	29.2	5.8
Impairment of goodwill and intangible Assets	98.8	—	38.0	—
In-process research and development	—	58.2	4.1	22.7

Total cost and operating expenses	323.0	206.2	235.5	155.2

Loss from operations	(223.0)	(106.2)	(135.5)	(55.2)
Interest income and other, net	3.4	7.2	5.7	8.0

Net loss before provision for income taxes	(219.6)	(99.0)	(129.8)	(47.2)
Provision for income taxes	—	(0.7)	—	(0.9)

Net loss	(219.6)%	(99.7)%	(129.8)%	(48.1)%

    Revenue.  The following discussion of revenue is based on the results of our reportable segments as described in Note 10 to the Condensed Consolidated Financial Statements. Two reportable segments generate revenue: semiconductors and storage subsystems. Prior to June 2001, we operated only in the semiconductor segment.

    Revenue decreased to $14.1 million for the three months ended September 30, 2001, from $14.5 million for the three months ended September 30, 2000, a decrease of 3%. Revenue for the nine months ended September 30, 2001 decreased to $36.5 million, from $37.0 million for the nine months ended September 30, 2000, a decrease of 1%.

    The following table presents revenue by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Semiconductors	$10,230	$14,462	$31,360	$36,976
Storage subsystems	3,821	—	5,143	—

Total Revenue	$14,051	$14,462	$36,503	$36,976

    Semiconductor revenue for the three and nine months ended September 30, 2001 decreased $4.2 million and $5.6 million, or 29% and 15%, respectively, compared to revenue for the corresponding periods of fiscal 2000. The decrease in revenue is primarily attributable to a downturn that began in the fourth quarter of 2000 that reduced demand for PCs and related displays, both of which we are dependent on for sales of our products. To a lesser extent, increased competition, including some customers incorporating dual-mode receivers, which enable utilization of both analog and digital technology and which we do not sell, into their products, has reduced demand for our digital receiver products. These factors were partially offset by sales of storage semiconductors ($1.0 million and $1.6 million for the three and nine months ended September 30, 2001, respectively) that we did not sell prior to our acquisition of CMD in June 2001.

    Storage subsystems revenue was $3.8 million and $5.1 million for the three and nine months ended September 30, 2001, respectively. We began operating in the storage subsystems segment on June 8, 2001, upon completion of our acquisition of CMD.

    Cost of Revenue.  Cost of revenue consists primarily of the costs of manufacturing, assembling, packaging, testing and shipping our products. Gross margin (revenue minus cost of revenue, as a percentage of revenue) decreased to 49.2% for the three months ended September 30, 2001, from 62.3% for the three months ended September 30, 2000. Gross margin also decreased to 53.5% for the nine months ended September 30, 2001, from 63.0% for the nine months ended September 2000. The decrease in gross margin for the three and nine months ended September 30, 2001 resulted primarily from a full quarter's inclusion of the results of operations from our storage sub systems business, acquired in June 2001, which has a significantly lower gross margin than our semiconductor segment, a shift in product mix from higher margin transmitter and receiver products to lower margin digital display controllers, competitive pressures, and a combination of higher fixed manufacturing costs and lower revenue. Gross margin for the semiconductor segment was 52.2% and 55.2% for the three and nine months ended September 30, 2001, compared to 62.3% and 63.0% for the corresponding periods of fiscal 2000. Gross margin for storage sub systems products was 41.4% for the three months ended September 30, 2001. We anticipate that our gross margin percentage will continue to decrease as a result of increasing competition and shifts in product mix. Cost of revenue excludes non-cash stock compensation and warrant expense of $57,000 and $210,000 for the three months ended September 30, 2001 and 2000, respectively, and $229,000 and $439,000 for the nine months ended September 30, 2001 and 2000, respectively. Including stock compensation and warrant expense, our gross margin would have been 48.8% and 52.9% for the three months and nine months ended September 30, 2001, compared to 60.9% and 61.8% for the corresponding periods of fiscal 2000.

    Research and Development.  R&D expense consists primarily of compensation costs for development personnel, fees paid to independent contractors, license fees for design and development tools and materials for prototypes. R&D expense was $8.3 million, or 59.0% of revenue, for the three months ended September 30, 2001, compared to $3.2 million, or 22.2% of revenue, for the three months ended September 30, 2000. R&D expense was $18.3 million, or 50.2% of revenue, for the nine months ended September 30, 2001, compared to $8.9 million, or 24.0% of revenue, for the nine months ended September 30, 2000. The increase in absolute dollars was primarily due to our acquisition of CMD in June 2001. Additionally, the semiconductor segment's costs increased due to additional headcount of 23, activities related to adding functionality, such as digital audio, to our PanelLink products, and development of technology for consumer electronics, storage and networking applications. R&D expense incurred by our storage subsystems segment during the three and nine months ended September 30, 2001 was $1.5 million and $1.9 million, respectively. There was no corresponding storage subsystems expense in fiscal 2000. R&D expense excludes non-cash stock compensation and warrant expense of $3.3 million and $3.7 million for the three months ended September 30, 2001 and 2000, respectively, and $7.1 million and $7.6 million for the nine months ended September 30, 2001 and 2000, respectively. Including stock compensation and warrant expense, R&D expense would have been $11.6 million and $25.4 million, or 82.3% and 69.7% of revenue, for the three and nine months ended September 30, 2001, respectively, compared to $6.9 million and $16.5 million, or 48.0% and 44.5% of revenue, for the corresponding periods of 2000.

    Selling, General and Administrative.  SG&A expense consists primarily of employee compensation, including commissions, facility costs, patent defense costs, selling costs, marketing campaigns and promotions. SG&A expense was $6.2 million, or 44.4% of revenue, for the three months ended September 30, 2001, compared to $5.8 million, or 40.0% of revenue, for the three months ended September 30, 2000. SG&A expense was $15.1 million, or 41.5% of revenue, for the nine months ended September 30, 2001, compared to $14.2 million, or 38.3% of revenue, for the nine months ended September 30, 2000. The increase in SG&A expense for both periods can be attributed to costs incurred by our storage subsystems segment of $1.3 million and $1.6 million for the three and nine months ended September 30, 2001, respectively, and costs incurred to defend our intellectual property. There were no similar costs in the corresponding periods of 2000. These increases were partially offset by a reduction in marketing costs as we significantly reduced our advertising costs from those incurred in 2000. SG&A expense excludes non-cash stock compensation and warrant expense of $1.0 million and $858,000 for the three months ended September 30, 2001 and 2000, respectively, and $2.2 million and $2.1 million for the nine months ended September 30, 2001 and 2000, respectively. Including stock compensation and warrant expense, SG&A expense would have been $7.2 million and $17.3 million, or 51.5% and 47.3% of revenue, for the three and nine months ended September 30, 2001, respectively, compared to $6.6 million and $16.3 million, or 45.9% and 44.0% of revenue, for the corresponding periods of 2000.

    Stock Compensation and Warrant Expense.  Stock compensation and warrant expense was $4.3 million for the three months ended September 30, 2001, compared to $4.8 million for the three months ended September 30, 2000. Stock compensation and warrant expense was $9.5 million for the nine months ended September 30, 2001, compared to $10.1 million for the nine months ended September 30, 2000. The decreases were primarily due to the effect of the accelerated method of recognizing expense on pre-IPO option grants and a decline in our stock price, partially offset by increases related to our acquisitions of DVDO and Zillion in the second half of 2000, CMD in June 2001 and SCL in July 2001. During the three months ended September 30, 2001, $1.2 million of unearned stock compensation was reversed upon the departure of certain key DVDO employees. This will decrease the amount of stock compensation expense that will be recognized in future periods; however, we will continue to incur substantial non-cash stock compensation expense in future periods as a result of our acquisitions. The amount of stock compensation expense will fluctuate from period to period based on the volatility of our stock and changes in the price of our stock.

    Amortization of Goodwill and Intangible Assets.  For the three and nine months ended September 30, 2001, we recorded $5.5 million and $10.7 million, respectively, of expense for the amortization of goodwill and intangible assets recorded in connection with our acquisitions. This compares to expense of $2.2 million for both the three and nine months ended September 30, 2000. The increases in 2001 can be attributed to additional acquisitions in 2001, and to more periods in which amortization was recorded in 2001, due to the timing of our acquisitions in 2000. These expenses will continue through December 2005, although to a lesser extent subsequent to January 1, 2002, due to the adoption of SFAS No. 142.

    Impairment of Goodwill and Intangible Assets.  For the three and nine months ended September 30, 2001, we recorded $13.9 million of expense for the impairment of goodwill and intangible assets recorded in connection with the acquisition of DVDO. These assets became impaired primarily as a result of our decision to phase out or de-emphasize certain existing digital video processing products and to cease funding of certain digital processing development projects. Additionally, prevailing economic and industry conditions and the departure of certain key DVDO employees during the quarter ended September 30, 2001 also contributed to the impairment.

    In-process Research and Development In-process research and development represents technology that has not reached technological feasibility and that has no alternative future use.

  CMD

    During the quarter ended June 30, 2001, we recorded a one-time operating expense of $1.5 million for in-process research and development incurred in connection with the acquisition of CMD. As of the acquisition date, there were four identified projects that met the above criteria—Titan 2U, Titan.next, SANBox and IDE Ultra-680. The value of these projects was determined by estimating their future cash flows from the time they become commercially feasible, discounting the net cash flows to their present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes. These estimates did not take into account any potential synergies that could have been realized as a result of the acquisition, and were in line with industry averages and growth estimates for the storage and semiconductor industries.

    Revenue for Titan 2U is expected to commence in the fourth quarter of 2001 and to extend through 2003. Revenue for IDE Ultra-680 is expected to commence in the fourth quarter of 2001 and extend through 2004 and revenue for both Titan.next and SANBox is expected to commence in 2002 and extend through 2005. We based these projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. The discount rate used for all projects was 25%, a rate that is consistent with the estimated rates of return on our intangible assets. This rate is higher than the industry weighted average cost of capital because of the risks associated with the inherent uncertainties of the successful development of the in-process research and development, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances.

    The percentage of completion for each project was determined based on research and development expenses incurred immediately prior to the acquisition as a percentage of total research and development expenses to bring each project to technological feasibility. As of June 30, 2001, we estimated that Titan 2U was 25% complete with total projected costs of $164,000, Titan.next was 15% complete with total projected costs of $200,000, SANBox was 10% complete with total projected costs of $150,000 and IDE Ultra-680 was 85% complete with total projected costs of $500,000.

  DVDO

    During the quarter ended September 30, 2000, a one time in-process research and development expense related to the acquisition of DVDO was recorded in the amount of $8.4 million. As of the date of our acquisition of DVDO, there was one identified project that met the above criteria, the 201 Image Enhancement Chip. The value of this project was determined by estimating its future cash flows from the time it becomes commercially feasible, discounting the net cash flows to their present value, and applying a percentage of completion to the calculated value. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes for the project. These estimates did not take into account any potential synergies that could have been realized as a result of the acquisition, and were in line with industry averages and growth estimates for the semiconductor industry.

    Total revenue for the project was expected to begin in the first quarter of 2001 and extend through 2004. We based this projection on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. The discount rate used was 25%, a rate that is consistent with the estimated rates of return on our intangible assets. This rate is higher than the industry weighted average cost of capital because of the risks associated with the inherent uncertainties of the successful development of the in-process research and development, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances.

    The percentage of completion for the project was determined based on research and development expenses incurred immediately prior to the acquisition as a percentage of total research and development expenses to bring the project to technological feasibility. As of June 30, 2000, we estimated the project to be approximately 86% complete with remaining costs to be incurred on portions of logic, flow, layout, coding and testing. These costs were expected to be incurred over a six month period and were not estimated to be material. This product began shipping to customers in the second quarter of 2001.

    We expect to make future acquisitions if advisable and may record additional expenses for in-process research and development in connection with those acquisitions.

    Interest Income and Other, net.  Interest income and other, net decreased to $476,000 for the three months ended September 30, 2001, from $1.0 million for the three months ended September 30, 2000, and to $2.1 million for the nine months ended September 30, 2001, from $3.0 million for the nine months ended September 30, 2000. These decreases were primarily due to lower average cash balances and interest rates.

    Provision for Income Taxes.  No provision for income taxes was recorded for the three or nine months ended September 30, 2001, due to our net loss position. For the three and nine months ended September 30, 2000, we recorded a provision for income taxes equal to 9.3% and 10.5% of our net income before non-cash expenses including in-process research and development, amortization of goodwill and intangible assets and stock compensation and warrant expense, respectively. This rate was lower than the Federal statutory rate due primarily to utilization of net operating loss carryforwards.

    As of September 30, 2001, we had net operating loss carryforwards for Federal tax purposes of approximately $23.0 million that expire through 2021. There were no net operating loss carryforwards for state tax purposes. The net operating loss carryforwards resulted primarily from the exercise of non-qualified stock options. Therefore, although available to reduce future income taxes payable, realization of these loss carryforwards will not reduce income tax expense. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. We do not expect to be subject to these impairments or limitations.

    Subsequent Events.  On October 9, 2001, we announced a program to refocus our resources on products and markets in which we have, or believe we can establish, a leadership position. We also announced that we would be reducing our workforce by approximately 60 people, primarily in connection with the program discussed above and as a result of the planned integration of recently acquired companies. In connection with these actions, we will incur cash and non-cash expenses for the quarter ending December 31, 2001, primarily for costs related to the workforce reduction.

Liquidity and Capital Resources

    Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit and capital lease financing. At September 30, 2001, we had $41 million of working capital and $47 million of cash, cash equivalents and short-term investments.

    Operating activities used $9.3 million of cash during the nine months ended September 30, 2001, and generated $4.6 million of cash during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, our net loss before non-cash expenses, including depreciation, was $10.0 million, accounts payable and accrued liabilities decreased $902,000, and deferred margin on sales to distributors decreased $1.9 million. These uses of cash were partially offset by decreases in accounts receivable and inventories of $2.0 million and $1.7 million, respectively. Accounts receivable decreased primarily as a result of lower revenue, inventory decreased as a result of lower anticipated business volumes, accounts payable and accrued liabilities decreased due to the timing of payments, and deferred margin on sales to distributors decreased as a result of lower inventory levels at our distributors. During the nine months ended September 30, 2000, our net income before non-cash expenses, including depreciation, was $3.6 million, accounts payable and accrued liabilities increased $4.7 million, and deferred margin on sales to distributors increased $2.3 million. These sources of cash were offset by increases in accounts receivable and inventories of $2.9 million and $2.0 million, respectively.

    We generated $2.2 million of cash from investing activities during the nine months ended September 30, 2001, compared to $1.8 million during the nine months ended September 30, 2000. The primary source of cash in both periods was net proceeds from sales of short-term investments, which were partially offset by purchases of property and equipment and, for the nine months ended September 30, 2001, acquisition costs related to our acquisitions of CMD and SCL.

    Net cash provided by financing activities was $236,000 for the nine months ended September 30, 2001, compared to $2.7 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2001 was from stock issuances, offset by repayments of capital lease and other obligations. Cash provided by financing activities for the nine months ended September 30, 2000 was from issuances of common stock and repayments of stockholder notes, partially offset by repayments of capital lease obligations.

    In June 2001, upon closing of the CMD acquisition, the Company assumed a $3.1 million loan from CMD. This loan, which matures in January 2002, is secured by a certificate of deposit totaling $3.1 million, and bears interest at 2% above the rate in effect under this certificate of deposit (3.4% at September 30, 2001). In connection with the acquisition of CMD, we also acquired $5.1 million of inventory. This is the primary cause for the increase in our inventory from December 31, 2000 inventory levels. We have recorded this inventory at net realizable value and believe it is recoverable.

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

Factors Affecting Future Results

    You should carefully consider the following risk factors, together with all of the other information contained or incorporated by reference in this filing, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed in or implied by forward- looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have a limited operating history and operate in rapidly-evolving markets, which make it difficult to evaluate our future prospects.

    We were founded in 1995 and have a limited operating history, which makes an evaluation of our future success difficult. In addition, the revenue and income potential of our business and the markets we serve is unproven. We began volume shipments of our first display products in the third quarter of 1997. The Digital Visual Interface, or DVI, specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. The DVI specification defines a high-speed data communication link between computers and digital displays, such as flat panel displays, projectors and cathode ray tubes. We have only recently completed our first generation of consumer electronics products and are still developing our initial networking products. Further, in connection with our acquisition of CMD, we began offering storage products in June 2001. Accordingly, we face risks and difficulties frequently encountered by early-stage companies in new and rapidly-evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We have a history of losses and may not become profitable.

    We have incurred net losses in each fiscal quarter since our inception, including losses of $47.4 million for the nine months ended September 30, 2001 and $23.2 million for the year ended December 31, 2000. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

Our quarterly operating results may fluctuate significantly and are difficult to predict.

    Our quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

  •
  the growth and evolution of industry standards for our key markets, including digital-ready PCs and displays, consumer electronics and storage and networking devices;

  •
  competitive pressures, including the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products;

  •
  the availability of other semiconductors that are capable of communicating with our products; and

  •
  the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.

    Because we have little or no control over these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our quarterly operating results are likely to vary based on how well we manage our business.

    Our quarterly operating results may fluctuate based on how well we manage our business. Some of the factors that may affect how well we manage our business include the following:

  •
  our ability to manage product introductions and transitions;

  •
  our ability to successfully manage our entry into new markets such as storage, networking and consumer electronics;

  •
  the success of the distribution channels through which we choose to sell our products; and

  •
  our ability to manage expense and inventory levels.

    If we fail to effectively manage our business, this could adversely affect our results of operations.

Our strategic restructuring program may not be successful.

    In October 2001, we announced a program to refocus our resources on products and markets in which we have, or believe we can establish, a leadership position. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and establishing an industry standard for the consumer electronics markets, as well as developing new products for storage markets. We will be phasing out or de-emphasizing some products and development projects for digital video processors and integrated monitor controllers, although we intend to license our PanelLink core for integrated monitor controller products.

    There is no guarantee that our strategic restructuring program will be successful. The consumer electronics market and storage market for devices using a fibre channel or serial-ATA interface are still developing and evolving and we are still developing our first generation of products for these markets. We have only recently begun to achieve design wins in consumer electronics devices, such as set-top boxes and digital televisions, and storage devices using the fibre channel interface, and have yet to achieve a design win for storage devices using the serial-ATA interface. Consequently, we may not achieve a leadership position in these markets. We may face customer dissatisfaction and negative publicity due to our decision to phase out or de-emphasize certain existing products and to cancel development projects. This could increase our costs, damage our reputation and distract our management. We have limited experience marketing and selling our technology on a licensing basis. There can be no assurance that companies remaining in the integrated monitor controller market will be interested in licensing our PanelLink core on commercially favorable terms or at all. We also cannot ensure that companies who do elect to license our technology will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information.

We face intense competition in our markets, which may lead to reduced revenue from sales of our products and increased losses.

    The high-speed communication, display, networking and storage semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our current display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog- and DVI-based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Macronix, Matrox, National Semiconductor, nVidia, Phillips, Pixelworks, Sage, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine have all begun shipping products or announced intentions to introduce products that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. In the future, our current or potential customers may also develop their own proprietary solutions.

    In the consumer electronics market, our video processing products face competition from products sold by AV Science, Focus Enhancements, Genesis, nDSP, N/S Mediamatics, Micronas Semiconductor, Oplus, Phillips Semiconductor, Pixelworks, Sage and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers.

    As a result of our acquisition of CMD and our internal research and development, we offer storage semiconductors and storage interface systems, and are developing new products for the storage interface market. We believe that we will face competition from companies already established in this market, such as Agilent, LSI Logic, Marvel, Texas Instruments and Vitesse, as well as from new entrants into the storage market. We cannot be sure that our internally-developed storage products will become accepted solutions in this market. In addition, the storage semiconductors developed by CMD face competition from Promise and HighPoint, and CMD's storage subsystems face competition from divisions of LSI Logic and IBM.

    Some of these competitors have already established supplier or joint development relationships with divisions of current or potential customers and accordingly may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our storage products with their products. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly more financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote more resources to the promotion and sale of their products. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and increase our losses.

Growth of the market for our products for both computers and digital displays depends on the widespread adoption and use of the DVI specification.

    Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which the DVI specification will be adopted by manufacturers of computers and digital displays. To date, relatively few systems implementing all of the electrical and mechanical aspects of the DVI specification have been shipped. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Delays in the widespread adoption of the DVI specification could reduce acceptance of our products and cause our revenue to decline.

Our ability to increase sales of our products for digital displays depends on host system manufacturers including DVI-compliant transmitters in their systems.

    Our success depends on increasing sales of our receiver products to display manufacturers. To increase sales of our receiver products, we need computer manufacturers to incorporate DVI-compliant transmitters in their systems, making these systems digital-ready. If computers are not digital-ready, they will not operate with digital displays, which will limit and may reduce the demand for our digital receiver products.

Our success depends on the growth of new and emerging markets, including the digital display market and the storage market.

    Our business depends on the growth of new and emerging markets, including the digital display and storage markets. The potential size of the digital display market and its rate of development are uncertain and will depend on many factors, including:

  •
  the number of digital-ready computers that are being produced and consumer demand for these computers;

  •
  the rate at which display manufactures replace analog interfaces with DVI-compliant interfaces;

  •
  the availability of cost-effective semiconductors that implement a DVI-compliant interface; and

  •
  improvements to analog technology, which may decrease consumer demand for our digital display products.

    In addition, in order for the digital display market to grow, digital displays must be widely available and affordable to consumers. In the past, the supply of digital displays, such as flat panels, has been cyclical and consumers have been very price sensitive. In addition, although there has been initial interest in cathode ray tubes with a digital interface, to date only a few manufacturers have announced intentions to manufacture digital cathode ray tubes and very few manufacturers have made such displays available for purchase. Our ability to sustain or increase our revenue may be limited should there not be an adequate supply of, or demand for, affordable digital displays.

    Our product development efforts in the storage market are focused on the development of products using new interface technologies such as Fibre Channel and Serial ATA. The markets for these new interface technologies are at an early stage of development, and there can be no assurance that they will replace other storage interfaces that are now widely used, such as parallel ATA and SCSI interfaces. The potential size and rate of development of these markets are uncertain and will depend on many factors including:

  •
  the rate at which manufacturers of storage systems adopt new interface technologies;

  •
  the availability of cost-effective semiconductors for storage systems that implement new interface technologies for the storage market; and

  •
  improvement to existing storage interface technologies such as Parallel ATA and SCSI, which may decrease consumer demand for our storage products.

    Any reduction in the growth or size of the market for systems based on Serial ATA or Fibre Channel technologies would limit sales of our storage products and reduce our revenue.

A substantial amount of our revenue is generated by products for the PC industry, which is an industry that has slowed in growth.

    Since inception, we have derived substantially all of our revenue from our products for PCs and PC-related displays. Accordingly, we are highly dependent on the PC industry, which began a slowdown in growth during the second half of 2000. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

    Although we are attempting to broaden our product offering to include products for the consumer electronics, storage and networking markets, there can be no guarantee that we will succeed in this effort. To date, we have only achieved limited design wins in the consumer electronics industry. There is no guarantee that our recent acquisition of CMD, a storage products company, will be successful. We are still developing our initial products for the networking market at substantial research and development cost, and have not yet achieved any design wins in this market. If we fail to consistently achieve design wins in the consumer electronics, storage and networking markets, we will remain highly dependent on the PC industry.

Our lengthy sales cycle can result in a delay between incurring expenses and generating revenue, which could harm our operating results.

    Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can exceed nine months, and it can then be an additional nine months before a customer commences volume shipments of systems incorporating our products, if at all. Given our lengthy sales cycle, we may experience a delay between the time we incur expenditures and the time we generate revenue, if any. As a result, our operating results could be seriously harmed if a significant customer reduces or delays orders, or chooses not to release products incorporating our products.

We depend on a few key customers and the loss of any of them could significantly reduce our revenue.

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the nine months ended September 30, 2001, shipments to a Korean customer generated 13% of our revenue, and a Japanese distributor generated 9% of our revenue. For the year ended December 31, 2000, a Taiwanese distributor generated 18% of our revenue and a Japanese distributor generated 16% of our revenue. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

  •
  one or more of our key customers or distributors significantly reduces, delays or cancels orders; or

  •
  one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

    Due to our recent acquisitions and entrance into new markets, our customer base has broadened significantly and we are therefore less dependent on a relatively small number of customers to generate revenue.

We sell our products through distributors, which does not allow us to interact directly with our customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

    Many original equipment manufactures rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 44% of our revenue for the nine months ended September 30, 2001 and 66% of our revenue for the year ended December 31, 2000. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

  •
  manage a more complex supply chain in which we are not directly in contact with our customers;

  •
  monitor and manage the level of inventory of our products at each distributor;

  •
  estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

  •
  monitor the financial condition and credit-worthiness of our distributors, the majority of which are not publicly traded.

    Any failure to manage these challenges could disrupt or reduce sales of our products.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner because the process of developing high-speed semiconductor products is complex and costly.

    The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We expect to introduce new consumer electronics, storage, transmitter, receiver and products in the future. We are also working on improvements to existing products and are seeking to develop our initial products for high-speed networking applications. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

  •
  accurate prediction of market requirements and evolving standards, including enhancements to the DVI specification;

  •
  development of advanced technologies and capabilities, and new products that satisfy customer requirements;

  •
  timely completion and introduction of new product designs;

  •
  use of leading-edge foundry processes and achievement of high manufacturing yields; and

  •
  market acceptance.

    Accomplishing all of this is extremely challenging, time-consuming and expensive. We cannot assure you that we will succeed. Product development delays may result from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource limitations, the inability to license third party technology or other factors. If we are not able to develop and introduce our products successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results.

We have made acquisitions in the past and expect to make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

    Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we expect to develop new products and enter new markets is through acquisitions of other companies. In the second half of 2000, we completed the acquisitions of Zillion Technologies, LLC and DVDO, Inc., in June 2001, we completed the acquisition of CMD Technology Inc. and in July 2001, we completed the acquisition of Silicon Communication Lab, Inc. (SCL). Acquisitions of high-technology companies involve numerous risks, including, but not limited to, the following:

  •
  difficulty and increased costs in assimilating employees, including our possible inability to keep and retain key employees of the acquired business;

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

The cyclical nature of the semiconductor industry may create fluctuations in our foundry, test and assembly capacity.

    In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. For example, demand in the semiconductor industry rose to record levels in 1999, but is currently in a downward cycle. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third party suppliers. It has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

We depend on third-party subcontractors to manufacture, assemble and test nearly all of our products, which reduces our control over the production process.

    We do not own or operate a semiconductor fabrication facility. We rely almost entirely on Taiwan Semiconductor Manufacturing Company, an outside foundry, to produce all of our display-related semiconductor products. We also rely on UMC, Kawasaki LSZ and Atmel, who are also outside foundries, to produce our storage semiconductor products. Our reliance on independent foundries involves a number of significant risks, including, but not limited to:

  •
  reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  •
  lack of guaranteed production capacity or product supply; and

  •
  lack of availability of, or delayed access to, next-generation or key process technologies.

    In addition, our semiconductor products are assembled and tested by several independent subcontractors. We do not have a long-term supply agreement with our subcontractors, and instead obtain production services on a purchase order basis. Our outside subcontractors have no obligation to supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries, assembly and test facilities and our subcontractors may reallocate capacity to other customers even during periods of high demand for our products. If our subcontractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, and in a timely manner, our business would be substantially harmed. As a result, we would have to identify and qualify substitute contractors, which would be time-consuming, costly and difficult. This qualification process may also require significant effort by our customers. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

The nature of our production process is complex, which reduces identification of problems until well into the production cycle.

    The manufacture of semiconductors is a complex process, and it is often difficult for semiconductor foundries to achieve acceptable product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying yield problems can only occur well into the production cycle, when an actual product exists that can be analyzed and tested.

    Further, we only test our products after they are assembled, as their high-speed nature makes earlier testing difficult and expensive. As a result, defects are not discovered until after assembly. This could result in a substantial number of defective products being assembled and tested, thus lowering our yields and increasing our costs. These risks could result in product shortages or increased costs of assembling and testing our products.

    Although we test our products before shipment, they are complex and may contain defects and errors. In the past, we have encountered defects and errors in our products. Because our products are sometimes integrated with products from other vendors, it may be difficult to identify the source of any particular problem. Delivery of products with defects or reliability, quality or compatibility problems, may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, and product liability claims against us that may not be fully covered by insurance.

We face foreign business, political and economic risks because a majority of our products and our customers' products are manufactured and sold outside of the United States.

    A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan, and for the nine months ended September 30, 2001, 80% of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

  •
  difficulties in managing distributors from afar;

  •
  political and economic instability;

  •
  difficulties in collecting accounts receivable;

  •
  difficulties in complying with multiple, conflicting and changing laws and regulations including export requirements, tariffs, import duties and other barriers; and

  •
  competition from foreign-based suppliers and the existence of protectionist laws and business practices that favor these suppliers.

    These risks could adversely affect our business and our results of operations. In addition, original equipment manufacturers who design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products are denominated exclusively in United States dollars, increases in the value of the United States dollar will increase the foreign currency price equivalent of our products, which could lead to a reduction in sales and profits in that country.

The success of our business depends upon our ability to adequately protect our intellectual property.

    We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patents will be issued as a result of any applications or, if issued, that any claims allowed will protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. It is possible that existing or future patents may be challenged, invalidated or circumvented and effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, and the outcome often is not predictable. As a result, despite our efforts and expenses, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business.

Our participation in the Digital Display Working Group requires us to license some of our intellectual property for free, which may make it easier for others to compete with us.

    We are a member of the Digital Display Working Group, which published and promotes the DVI specification. Our strategy includes establishing the DVI specification as the industry standard, promoting and enhancing this specification and developing and marketing products based on this specification and future enhancements. As a result:

  •
  we must license for free specific elements of our intellectual property to others for use in implementing the DVI specification; and

  •
  we may license additional intellectual property for free as the Digital Display Working Group promotes enhancements to the DVI specification.

    Accordingly, companies that implement the DVI specification in their products can use specific elements of our intellectual property for free to compete with us.

We have granted Intel rights with respect to our intellectual property, which could allow Intel to develop products that compete with ours or otherwise reduce the value of our intellectual property.

    We have entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor's patents, except for identified types of products. We believe that the scope of our license to Intel excludes our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel's rights to our patents could reduce the value of our patents to any third party who otherwise might be interested in acquiring rights to use our patents in such products. Finally, Intel could endorse a competing digital interface, or develop its own proprietary digital interface. Any of these actions could substantially harm our business and results of operations.

We may become engaged in intellectual property litigation that could be time-consuming, may be expensive to defend, and could adversely affect our ability to sell our products.

    In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits," alleging infringement of intellectual property rights. These claims may be asserted as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit.

    In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. This patent relates to our DVI receiver products, which generate a significant portion of our revenue. The actions seek injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. Genesis has denied liability in the unlawful trade practices proceeding and the infringement proceedings have been stayed at Genesis's request, which it has the right to request while the unlawful trade practices claim is pending. We expect that the unfair trade practices claim will not be heard until the first half of 2002.

    There can be no assurance that we will prevail in this litigation. While this litigation is pending, Genesis can use the technology covered by this patent to develop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by this patent. Even if we do prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products. In addition, disputes may occur regarding the scope of the intellectual property license we have granted to Digital Display Working Group participants for use in implementing the DVI specification in their products. These disputes may result in costly and time-consuming litigation or the license of additional elements of our intellectual property for free. Any potential intellectual property litigation against us could also force us to do one or more of the following:

  •
  stop selling products or using technology that contain the allegedly infringing intellectual property;

  •
  attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

  •
  attempt to redesign products that contain the allegedly infringing intellectual property.

    If we are forced to take any of these actions, we may be unable to manufacture and sell our products.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel is increasing in our market.

    Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of whom would be difficult to replace. The loss of one or more of these employees could harm our business. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location. This makes it difficult to retain our key personnel and to recruit highly-qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees.

Our recent workforce reduction may seriously harm our business

    In connection with our efforts to streamline our operations and reduce costs, in October 2001, we announced a program to reduce our workforce by approximately 20%, based on our staffing level at that time. As a result of this reduction, our marketing, sales and customer support capabilities could be reduced, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. The workforce reduction may reduce employee morale and create concern among existing employees about job security, which could lead to increased turnover. The workforce reduction could also raise concerns among customers, suppliers and other corporate partners regarding our continued viability. Further, this reduction in workforce may subject us to the risk of litigation, which could be costly to defend, divert the attention of management and subject us to possible liability for damages.

Industry cycles may strain our management and resources.

    Cycles of growth and contraction in our industry may strain our management and resources. To manage these industry cycles effectively, we must:

  •
  improve operational and financial systems;

  •
  train and manage our employee base;

  •
  successfully integrate operations and employees of businesses we acquire or have acquired;

  •
  attract, develop, motivate and retain qualified personnel with relevant experience; and

  •
  adjust spending levels according to prevailing market conditions.

    If we cannot manage industry cycles effectively, our business could be seriously harmed.

Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in areas susceptible to natural disasters.

    Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. Taiwan Semiconductor Manufacturing Company, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the nine months ended September 30, 2001, customers located in Taiwan generated 22% of our revenue and customers and distributors located in Japan generated 18% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

    Our business would be negatively affected if any of the following occurred:

  •
  an earthquake or other disaster in the San Francisco Bay Area or the Los Angeles area damaged our facilities or disrupted the supply of water or electricity to our headquarters;

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

    Our operations are primarily based in the San Francisco Bay Area and Los Angeles area, which like much of California are susceptible to disruptions of electricity service. California's Independent Systems Operator has ordered disruptions of electric services on a rotating basis. As much of our technology development and normal business activities require use of electric power, any, even short-term, interruption in electric service could damage our business. Moreover, we may face a significant increase in the cost of energy, which could increase our costs and adversely affect our operating results.

The recent terrorist attacks in New York City and Washington, D.C. may affect our ability to ship our products and may create uncertainty regarding demand for our products.

    Our ability to effectively manage our supply chain and deliver products on a timely basis to our customers may be adversely affected by the reduced flight schedules of many commercial airlines and delivery services, and increased security precautions instituted in response to the terrorist actions in New York City and Washington, D.C. on September 11, 2001. The changes in flight schedules and additional security measures may negatively affect our ability to accurately predict the delivery times of our products. Our inability to accurately predict delivery times could negatively affect our relationships with our customers. Further, the generally uncertain economic conditions resulting from these attacks has created increased uncertainty regarding demand for our customers' products, and accordingly for our products. Reductions in end-user demand for our customers' products could cause our operating results to suffer.

Provisions of our charter documents and Delaware law could prevent or delay a change in control, and may reduce the market price of our common stock.

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

  •
  changes in market valuations of comparable companies in our markets;

  •
  changes in our key executives and technical personnel; and

  •
  announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

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

Part II. Other Information

Item 1. Legal Proceedings

    On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively "Genesis") for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission (ITC) of the United States government for unlawful trade practices related to the importation of articles infringing our patent. These actions seek injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. Genesis has denied liability in the ITC proceeding, and the proceedings in the federal court have been stayed.

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

Item 2. Changes in Securities and Use of Proceeds

    On July 6, 2001, in connection with our acquisition of Silicon Communication Lab, Inc. (SCL), we issued 1,304,910 shares of our common stock and $2.3 million in cash to the shareholders of SCL in exchange for all of the outstanding shares of SCL capital stock. In addition, we subsequently issued 229,757 shares on the exercise of stock options originally issued by SCL, which we assumed in connection with the acquisition. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act. The issuance of the shares was made without general solicitation or advertising. The SCL shareholders represented to us their intentions to acquire the shares for investment only and not with a view to the public resale or distribution thereof, except pursuant to an effective registration statement or exemption from registration. The SCL shareholders represented that they had received or had access to all information necessary to make an informed investment decision with respect to the shares and were capable of evaluating the merits and risks of the investment in the shares and protecting their own interests in connection with the investment. The SCL shareholders were granted registration rights with respect to the shares of our common stock issued to them.

    In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us. The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement. On September 30, 2001, we issued 18,750 shares of our common stock to the Zillion founders pursuant to the exchange agreement. In addition, in the event that certain shares previously issued pursuant to the exchange agreement were sold at a price of less than $20 per share, we were contractually obligated to issue additional shares to the Zillion founders having a value equal to the price differential. As of July 30, 2001, we issued an additional 120,544 shares to the Zillion founders in satisfaction of this contractual obligation. All of the foregoing issuances of shares were in reliance on an exemption from registration under Section 4(2) of the Securities Act. The issuances of shares were made without general solicitation or advertising and were only made to two individuals.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.36	CMD Technology, Inc.'s 1999 Stock Incentive Plan, assumed by the Registrant effective June 7, 2001, as amended on September 7, 2001 and related form of Incentive Stock Option Agreement.
10.37	Silicon Communication Lab, Inc.'s 1999 Stock Option Plan, assumed by the Registrant effective July 6, 2001, as amended on September 7, 2001 and related form of Stock Option Agreement.
10.39	Letter Agreement between Robert Gargus and the Registrant, dated as of October 30, 2001.
(b)
Reports on Form 8-K

    On July 20, 2001, we filed a current report on Form 8-K to report under Item 2 for the completion of our acquisition of Silicon Communication Lab, Inc.

    On August 10, 2001 and on October 2, 2001, we filed amended current reports on Forms 8-K to provide additional audited financial statements and selected unaudited pro forma financial data in connection with our acquisition of CMD.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001	Silicon Image, Inc.

/s/ Daniel K. Atler Daniel K. Atler Executive Vice President (Principal Accounting Officer)
/s/ Steve Tirado Steve Tirado Chief Operating Officer

QuickLinks

  Table of Contents
  Part I. Financial Information
  Item 1. Financial Statements
Silicon Image, Inc. Condensed Consolidated Statements of Operations (in thousands, except per share amounts) (unaudited)
Silicon Image, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
Silicon Image, Inc. Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2001
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures