Form 10-K405/A
period 2000-12-31
SILICON IMAGE INC
filed 2002-02-08
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

Commission file number 000-26887

Silicon Image, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0396307 (IRS employer identification number)
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

        Our PanelLink transmitters are suitable for host systems, such as PC motherboards, graphics add-in boards, notebook PCs, set-top boxes and DVD players. Our PanelLink transmitter products are:

PanelLink Transmitters
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 100 Tx	XGA (1040H768 pixels)	2.04 Gbps	Embedded PC/specialty applications
SiI 140 Tx	High-refresh XGA (1040H768 pixels)	2.58 Gbps	Embedded PC/specialty applications
SiI 150 Tx and SiI 160 Tx	SXGA (1280H1024 pixels)	3.36 Gbps	Internal display interface, embedded PC/specialty applications
SiI 154 Tx	SXGA (1280H1024 pixels)	3.36 Gbps	Desktop PCs (motherboard and add-in board) and notebooks
SiI 164 Tx and SiI 168 Tx	UXGA (1600H1200 pixels)	5 Gbps	Desktop PCs (motherboard and add-in boards), notebook PCs, set-top boxes, DVD players

        We have two families of display products: PanelLink receivers and PanelLink controllers. Our PanelLink receiver products are suitable for display systems, such as flat panel displays, CRTs, projectors and TVs. Our PanelLink receiver products are:

PanelLink Receivers
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 101 Rx	XGA (1040H768 pixels)	2.04 Gbps	Embedded PC/specialty applications
SiI 141 Rx and SiI 143 Rx	High-refresh XGA (1040H768 pixels)	2.58 Gbps	Flat panel displays, microdisplay projectors, embedded/specialty/retail and industrial, LCD panels
SiI 151 Rx	SXGA (1280H1024 pixels)	3.36 Gbps	Flat panel displays, microdisplay plasma, projectors, embedded/specialty/retail and industrial
SiI 161 Rx	UXGA (1600H1200 pixels)	5 Gbps	Flat panel displays, plasma, HDTVs, projectors, embedded/specialty/retail and industrial, LCD panels

        Our PanelLink controller products are suitable for flat panel displays, CRTs, TVs and notebook panels. Our PanelLink controller products are:

PanelLink Controllers
Product	Maximum Resolution	Maximum Bandwidth	Key Features	Target Applications
SiI 801 PanelLink Controller	XGA (1040H768 pixels)	2.58 Gbps	Scaling On-screen display Power management	Flat panel displays
SiI 851 PanelLink Controller	SXGA (1280H1240 pixels)	3.36 Gbps	Scaling On-screen display Power management Gamma correction Dithering	Flat panel displays
SiI 861 PanelLink Controller	SXGA+ (1400H1050 pixels)	3.36 Gbps	HDCP Scaling On-screen display Power management Gamma correction Dithering	LCDs for notebook PCs and flat panel displays
SiI 901 PanelLink Controller	UXGA (1600H1200 pixels)	5 Gbps	Integrated digital-to-analog converter	Digital CRT
SiI 905 PanelLink Controller	UXGA (1600H1200 pixels)	5 Gbps	Integrated digital-to-analog converter	Digital CRT, progressive scan TV
SiI 201 IPC	XGA (1040H768 pixels)	2.04 Gbps	PanelLink Receiver LCD timing controller	LCDs for notebook PCs and flat panel displays
SiI 211 IPC	XGA (1040H768 pixels)	2.94 Gbps	LVDS Receiver LCD timing controller	LCDs for notebook PCs and flat panel displays
SiI 221 IPC and SiI 223 IPC	WSXGA (1440H1050 pixels)	3.90 Gbps	2 channel LVDS receiver LCD timing controller	LCDs for notebook PCs and flat panel displays
SiI 243 IPC	WXGA (1152H768 pixels)	2.40 Gbps	PanelLink receiver LCD timing controller	LCDs for notebook PCs and flat panel displays

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

Digital Video Processors and Digital Video Processing Systems
Product	Key Features	Target Applications
SiI 503	Deinterlacer, horizontal scaler, color lookup, table memory controller, color space converter, LCD/CRT Controller	Progressive scan DVD players, digital televisions, LCD televisions, projectors and set-top boxes
iScan Pro	Motion adaptive-video deinterlacing, source adaptive processing NTSC sources, source transmission management, auto-dynamic thresholds enabling reliable pulldown, picture controls	High definition televisions, multimedia televisions, data projectors and video projectors (31.5KHz scan rate required),computer monitors
iScan Plus V2	Accepts standard NTSC signals, progressive source recognition, progressive scan video	High definition televisions, multimedia televisions, data projectors and video projectors (31.5KHz scan rate required), computer monitors

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

  •
  define, establish and support the DVI specification, an industry specification for sending video data between a computer and a digital display;

  •
  encourage broad industry adoption of the DVI specification, in part by creating an implementer's forum that others may join in order to receive information and support relating to the DVI specification; and

  •
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

  •
  Analog Solutions.Display systems still predominantly employ an analog interface. Improvements to analog interface display solutions may slow the adoption of all-digital display systems. We compete with analog solution vendors such as Analog Devices and Genesis Microchip.

  •
  DVI-Compliant Solutions.We believe that over time, the DVI specification will become widely adopted in the digital display industry and attract additional market entrants. We believe the following companies have developed or announced intentions to develop

  •
  DVI-compliant solutions: Analog Devices, ATI Technologies, Broadcom, Chrontel, Genesis Microchip, National Semiconductor, nVidia, Pivotal Technologies, Pixelworks, Sage, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine.

  •
  Dual-Interface Solutions.We believe there are companies that have products or are developing products that have a dual-interface solution. These display products connect to both analog and digital host systems.

  •
  Other Digital Interface Solutions.Texas Instruments and National Semiconductor offer proprietary digital interface solutions based on LVDS, or low voltage differential signaling technology. Although LVDS technology has gained broad market acceptance in notebook PCs, few PC and display manufacturers have adopted this technology for use outside of the notebook PC market.

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

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share and employee data)
Statement of Operations Data:
Total revenue	$50,035	$21,244	$7,803	$2,862	$1,151
Cost of revenue:
Absolute dollars(1)	$18,798	$7,985	$4,314	$851	$5
% of revenue	37.6%	37.6%	55.3%	29.7%	0.4%
Research and development:
Absolute dollars(2)	$12,811	$7,168	$4,524	$3,176	$1,307
% of revenue	25.6%	33.7%	58.0%	111.0%	113.6%
Selling, general and administrative:
Absolute dollars(3)	$18,902	$8,110	$4,335	$2,990	$1,811
% of revenue	37.8%	38.2%	55.6%	104.5%	157.3%
Net loss from operations(4)	$(26,858)	$(8,697)	$(6,731)	$(4,155)	$(1,972)
Net loss(4)	$(23,243)	$(7,621)	$(6,622)	$(4,036)	$(1,944)
Net income (loss) per share:(5)
Basic and diluted	$(0.47)	$(0.38)	$(0.69)	$(0.57)	$(0.49)
Weighted average shares	49,720	20,192	9,532	7,066	3,962
Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$60,189	$58,147	$11,497	$2,773	$2,271
Working capital	$56,713	$55,380	$8,953	$1,530	$846
Total assets	$99,499	$67,501	$14,774	$4,371	$3,175
Tangible assets	$78,146	$67,501	$14,774	$4,371	$3,175
Long-term obligations	$1,030	$528	$1,057	$372	$10
Total stockholders' equity	$83,197	$57,564	$9,852	$2,593	$1,658
Tangible net book value	$61,844	$57,564	$9,852	$2,593	$1,658
Regular full-time employees	150	85	50	32	19

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," providing guidance on the recognition, presentation and disclosure of revenue in financial statements. We adopted SAB 101 during the fourth quarter of fiscal 2000, and that adoption did not affect our financial condition or results of operations.

Annual Results of Operations

        Product Revenue.    Product revenue was $50 million for the year ended December 31, 2000, an increase of 142% from $20.7 million for the year ended December 31, 1999. This increase was driven primarily by strong demand for digitally enabled host systems and displays, as evidenced by a 121% increase in shipments of those products that were available for sale in both 1999 and 2000. New product introduction acquisitions and slightly higher average selling prices, resulting primarily from a shift in product mix, also contributed to our higher revenue level in fiscal 2000. Product revenue was $20.7 million for the year ended December 31, 1999, an increase of 168% from $7.7 million for the year ended December 31, 1998. This increase was driven by significantly higher unit shipments of display system products, increased unit shipments of host system products, and higher average selling prices. The increase in unit shipments resulted primarily from design wins in Japan, as demand for flat panel displays was particularly strong in 1999.

        During the fourth quarter of fiscal 2000, the Company's revenues declined from those in the prior quarter as a result of significantly lower demand for semiconductors, particularly from PC and digital display manufacturers, on whom we are dependent for substantially all of our revenues. We anticipate a reduction in the rate of our revenue growth in 2001, as compared to 2000, as this decline in demand has continued and has been exacerbated by a general economic slowdown in the U.S. and Asia. We cannot predict the duration or severity of the current downturn in the PC and display market or in the general economy or its effect on our revenues and operating results. In addition, we expect our average selling prices to decline in 2001 because of increased competition in our markets and shifts in product mix.

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

        Cost of Product Revenue.    Cost of product revenue consists primarily of costs incurred to manufacture, assemble and test our semiconductor devices, as well as our related overhead costs. Product gross margin (product revenue minus cost of product revenue, as a percentage of product revenue), excluding non-cash charges, increased to 62.4% for the year ended December 31, 2000, from 61.4% for the year ended December 31, 1999, and from 44.0% for the year ended December 31, 1998. The increase in product gross margin from 1999 to 2000 was due primarily to higher revenue, resulting in lower fixed overhead costs as a percentage of revenue, and, to a lesser extent, slightly higher average selling prices, partially offset by higher average unit production costs resulting from a shift in product mix. The increase in product gross margin from 1998 to 1999 was due to higher average selling prices and lower unit product costs. The increase in average selling prices in 1999 resulted from an increase in sales of higher-speed, more expensive products, an increase in sales to customers that were not eligible for discounts and an increase in sales of our higher-priced display system products. The reduction in unit product costs in 1999 was primarily the result of more efficient designs and lower manufacturing costs. We anticipate that our product gross margin will decrease from 2000 levels in future periods as a result of increased competition and shift of product mix. Cost of product revenue excludes non-cash stock compensation and warrant expense of $593,000, $609,000 and $102,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Including stock compensation and warrant expense, our gross margin would have been 61.2%, 59.5% and 43.4% for the years ended Dec 31, 2000, 1999 and 1998, respectively.

        Research and Development.    R&D consists primarily of compensation and related costs for employees, fees for independent contractors and prototypes. R&D, excluding non-cash expenses, was $12.8 million, or 25.6% of total revenue, for the year ended December 31, 2000, $7.2 million, or 33.7% of total revenue, for the year ended December 31, 1999, and $4.5 million, or 58.0% of total revenue, for the year ended December 31, 1998. The increase in absolute dollars was primarily due to increasing the number of our research and development employees by 52% in the year 2000. To a lesser extent, the increase in absolute dollars was due to increased costs associated with integrating our display receiver technology with additional functionality and developing DVI with HDCP, PanelLink A/V and technology related to consumer electronics applications and data storage and networking applications. We expect R&D spending to increase in absolute dollars and as a percentage of revenue in the future due to further enhancements to existing products and development of technology related to consumer electronics, storage and networking applications. R&D excludes non-cash stock compensation and warrant expense of $10.2 million, $2.5 million and $670,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Including stock compensation and warrant expense, R&D would have been $23.0 million, $9.7 million, and $5.2 million or 46.0%, 45.5%, and 66.6% of revenue for the years ended Dec 31, 2000, 1999 and 1998, respectively.

        Selling, General and Administrative.    SG&A consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. SG&A was $18.9 million, or 37.8% of total revenue, for the year ended December 31, 2000, $8.1 million, or 38.2% of total revenue, for the year ended December 31, 1999, and $4.3 million, or 55.6% of total revenue, for the year ended December 31, 1998. A substantial amount of the increase in SG&A from 1999-2000 and from

1998-1999 was due to the hiring of additional personnel to support increased business volume. For instance, staff levels included in SG&A increased 83% during 2000. The increase in the SG&A from 1999-2000 and from 1998-1999 was also due to expanded sales and marketing activities to support new product introductions, the broadening of our customer and product base, and increased sales commissions resulting from higher revenue and more sales personnel. SG&A expense in fiscal 2001 may increase in absolute dollars from 2000 but not likely at the same rate as R&D spending. SG&A excludes non-cash stock compensation and warrant expense of $2.8 million, $3.5 million and $589,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Including stock compensation and warrant expense, SG&A expense would have been $21.7 million, $11.6 million, and $4.9 million or 43.3%, 54.7% and 63.1% of revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

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

        Interest Expense and Other Net.    Interest expense and other, net decreased to $112,000 in the year ended December 31, 2000, from $174,000 for the year ended December 31, 1999, and from $133,000 for the year ended December 31, 1998. The decrease from 1999 to 2000 resulted from repayment of our line of credit borrowings in the fourth quarter of 1999. The increase from 1998 to 1999 resulted from higher average outstanding debt and capital lease obligations.

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

Factors Affecting Future Results

        You should carefully consider the following risk factors, together with all of the other information contained or incorporated by reference in this filing, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have a limited operating history and operate in rapidly evolving markets, which make it difficult to evaluate our future prospects.

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

        We have incurred net losses in each fiscal quarter since our inception, including losses of $23.2 million in 2000, $7.6 million in 1999, and $6.6 million in 1998. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

        Although we are attempting to broaden our product offering to include products for the consumer electronics, storage and networking markets, there can be no guarantee that we will succeed in this effort. To date, we have only achieved limited design wins in the consumer electronics industry. We are still developing our initial products for the networking and storage markets at substantial research and development cost, and have not yet achieved any design wins in these markets. If we fail to consistently achieve design wins in the consumer electronics, storage and networking markets, we will remain highly dependent on the PC industry.

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

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2000, a Taiwanese distributor generated 18% of our revenue and a Japanese distributor generated 16% of our revenue. For the year ended December 31, 1999, sales to two Japanese distributors generated 17% and 11% of our revenue and sales to a Taiwanese distributor generated 16% of our revenue. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

        Many original equipment manufactures rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 66% of our revenue for the year ended December 31, 2000 and 61% of our revenue for the year ended December 31,1999. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

        The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We expect to introduce new consumer electronics, transmitter, and receiver products in the future. We are also working on improvements to existing products and are seeking to develop our initial products for high-speed networking and storage applications such as serial ATA and fibre channel. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

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

        No assurance can be given that our acquisitions of Zillion, DVDO, or our future acquisitions, if any, will be successful and will not adversely affect our business, operating results or financial condition. Failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.

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

We depend on third-party sub-contractors to manufacture, assemble and test nearly all of our products, which reduces our control over the production process.

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

        In addition, our semiconductor products are assembled and tested by several independent sub-contractors. We do not have a long-term supply agreement with our sub-contractors, and instead obtain production services on a purchase order basis. Our outside sub-contractors have no obligation to supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries, assembly and test facilities and our sub-contractors may reallocate capacity to other customers even during periods of high demand for our products. If our sub-contractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, and in a timely manner, our business would be substantially harmed. As a result, we would have to identify and qualify substitute contractors, which would be time-consuming, costly and difficult. This qualification process may also require significant effort by our customers. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

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

        A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan, and for the year ended December 31, 2000, 79% of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

We may become engaged in intellectual property litigation that could be time-consuming, may be expensive to defend, and could adversely affect our ability to sell our product.

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

        Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. Taiwan Semiconductor Manufacturing Company, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the year ended December 31, 2000, customers located in Taiwan generated 33% of our revenue and customers and distributors located in Japan generated 25% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

        Our business would be negatively affected if any of the following occurred:

  •
  an earthquake or other disaster in the San Francisco Bay Area damaged our facilities or disrupted the supply of water or electricity to our headquarters;

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

3.
Exhibits.

  The exhibits listed in the Index to Exhibits are filed as a part of this Report on Form 10-K.

(b)
Reports on Form 8-K:

  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SILICON IMAGE, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenue:
Product revenue	$50,035	$20,669	$7,703
Development and license revenue	—	575	100

Total revenue	50,035	21,244	7,803
Cost and operating expenses:
Cost of product revenue(1)	18,798	7,985	4,314
Research and development(2)	12,811	7,168	4,524
Selling, general and administrative(3)	18,902	8,110	4,335
In-process research and development	8,410	—	—
Amortization of goodwill and intangible assets	4,356	—	—
Stock compensation and warrant expense	13,616	6,678	1,361

Total cost and operating expenses	76,893	29,941	14,534

Loss from operations	(26,858)	(8,697)	(6,731)
Interest income	4,095	1,250	242
Interest expense and other, net	(112)	(174)	(133)

Net loss before provision for income taxes	(22,875)	(7,621)	(6,622)
Provision for income taxes	368	—	—

Net loss	$(23,243)	$(7,621)	$(6,622)

Net loss per share:
Basic and diluted	$(0.47)	$(0.38)	$(0.69)

Weighted average shares	49,720	20,192	9,532

(1)
Excludes non-cash expenses of $593,000, $609,000 and $102,000 for 2000, 1999 and 1998, respectively.

(2)
Excludes non-cash expenses of $10.2 million, $2.5 million and $670,000 for 2000, 1999 and 1998, respectively.

(3)
Excludes non-cash expenses of $2.8 million, $3.5 million and $589,000 for 2000, 1999 and 1998, respectively.

See accompanying Notes to Financial Statements

SILICON IMAGE, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$23,224	$33,648
Short-term investments	36,965	24,499
Accounts receivable, net of allowance for doubtful accounts of $290 in 2000 and $101 in 1999	7,088	4,553
Inventories	3,064	765
Prepaid expenses and other current assets	1,644	1,324

Total current assets	71,985	64,789
Property and equipment, net	4,371	1,809
Goodwill and intangible assets, net	21,353	—
Other assets	1,790	903

Total assets	$99,499	$67,501

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,961	$2,491
Accrued liabilities	5,745	3,277
Capital lease obligations, current	777	498
Deferred margin on sales to distributors	4,789	3,143

Total current liabilities	15,272	9,409
Capital lease obligations, long-term	1,030	528

Total liabilities	16,302	9,937

Commitments and contingencies (Notes 6 and 8)
Stockholders' Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 75,000,000 shares authorized; shares issued and outstanding: 53,949,000—2000 and 51,486,000—1999	54	51
Additional paid-in capital	137,147	85,390
Notes receivable from stockholders	(162)	(1,455)
Unearned compensation	(10,198)	(6,021)
Accumulated deficit	(43,644)	(20,401)

Total stockholders' equity	83,197	57,564

Total liabilities and stockholders' equity	$99,499	$67,501

See accompanying Notes to Financial Statements

SILICON IMAGE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Notes Receivable From Stockholders	Unearned Compensation	Accumulated Deficit	Total
Balance at December 31, 1997	5,965	$6	11,322	$12	$8,733	$—	$—	$(6,158)	$2,593
Issuance of Series D Convertible Preferred Stock, net of issuance costs	3,595	4	—	—	12,452	—	—	—	12,456
Common stock issued for cash and notes	—	—	2,250	2	158	(96)	—	—	64
Unearned compensation	—	—	—	—	2,972	—	(2,972)	—	—
Stock compensation expense	—	—	—	—	292	—	723	—	1,015
Stock warrant expense (Note 8)	—	—	—	—	346	—	—	—	346
Net loss	—	—	—	—	—	—	—	(6,622)	(6,622)

Balance at December 31, 1998	9,560	10	13,572	14	24,953	(96)	(2,249)	(12,780)	9,852
Common stock issued for cash and notes	—	—	5,630	5	1,718	(1,385)	—	—	338
Repayments of note receivable	—	—	—	—	—	26	—	—	26
Net proceeds from initial public offering	—	—	8,970	9	48,282	—	—	—	48,291
Conversion of Convertible Preferred Stock upon completion of initial public offering	(9,560)	(10)	23,314	23	(13)	—	—	—	—
Unearned compensation	—	—	—	—	9,116	—	(9,116)	—	—
Stock compensation expense	—	—	—	—	739	—	5,344	—	6,083
Stock warrant expense (Note 8)	—	—	—	—	595	—	—	—	595
Net loss	—	—	—	—	—	—	—	(7,621)	(7,621)

Balance at December 31, 1999	—	—	51,486	51	85,390	(1,455)	(6,021)	(20,401)	57,564
Net issuances of common stock	—	—	710	1	998	—	—	—	999
Common stock issued for ESPP	—	—	194	—	1,013	—	—	—	1,013
Common stock issued for acquisitions (Note 2)	—	—	1,498	2	31,953	—	—	—	31,955
Common stock issued for warrant exercise	—	—	61	—	—	—	—	—	—
Repayments of notes receivable	—	—	—	—	—	1,293	—	—	1,293
Unearned compensation	—	—	—	—	13,086	—	(13,086)	—	—
Stock compensation expense	—	—	—	—	4,707	—	8,909	—	13,616
Net loss	—	—	—	—	—	—	—	(23,243)	(23,243)

Balance at December 31, 2000	—	$—	53,949	$54	$137,147	$(162)	$(10,198)	$(43,644)	$83,197

See accompanying Notes to Financial Statements

SILICON IMAGE, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(23,243)	$(7,621)	$(6,622)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,068	581	649
Stock compensation and warrant expense	13,616	6,678	1,361
In-process research and development	8,410	—	—
Amortization of goodwill and intangible assets	4,356	—	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(2,350)	(3,035)	(1,231)
Inventories	(1,944)	(464)	(172)
Prepaid expenses and other assets	(95)	(1,894)	56
Accounts payable	699	1,609	256
Accrued liabilities	1,243	1,002	1,512
Deferred margin on sales to distributors	1,646	2,653	490

Cash provided by (used in) operating activities	3,406	(491)	(3,701)

Cash flows from investing activities:
Purchases of short-term investments	(27,387)	(29,420)	(1,401)
Proceeds from sale of short-term investments	14,921	6,322	—
Purchases of property and equipment	(2,161)	(1,204)	(340)
Acquisition costs, net of cash acquired	(959)	—	—

Cash used in investing activities	(15,586)	(24,302)	(1,741)

Cash flows from financing activities:
Proceeds from issuances of common stock	2,012	338	64
Repayments of notes receivable	1,293	26	—
Repayments of capital lease obligations	(509)	(342)	(140)
Security deposit on lease financing	(1,040)	—	—
Proceeds from financing of property and equipment	—	789	—
Net proceeds from initial public offering	—	48,291	—
Line of credit activity, net	—	(757)	385
Net proceeds from issuances of convertible preferred stock	—	—	12,456

Cash provided by financing activities	1,756	48,345	12,765

Net increase (decrease) in cash and cash equivalents	(10,424)	23,552	7,323
Cash and cash equivalents—beginning of period	33,648	10,096	2,773

Cash and cash equivalents—end of period	$23,224	$33,648	$10,096

Supplemental cash flow information:
Acquisitions of property and equipment under capital lease arrangements	$1,290	$61	$641

Issuances of common stock in exchange for notes receivable	$—	$1,385	$96

Cash payments for interest	$89	$168	$128

Cash payments for income taxes	$225	$—	$—

See accompanying Notes to Financial Statements

SILICON IMAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

Advertising expense

        Advertising costs are expensed as incurred

Revenue recognition

        For products sold directly to end-users or to distributors that do not receive price concessions and do not have rights of return, the Company recognizes revenue upon shipment and title transfer. Reserves for sales returns and allowances are estimated and provided at the time of shipment.

        For sales to distributors with agreements allowing for price concessions and product returns, the Company recognizes revenue at the time the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed

        At the time of shipment to these distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor, and records the gross margin in "deferred margin on sales to distributors", a component of accrued liabilities on the balance sheet. Deferred margin represents the gross margin on the sale to the distributor; however, the amount of gross margin recognized by the Company in future periods could be less than the deferred margin as a result of price concessions. Price concessions are not granted for amounts in excess of the deferred margin. The Company does not reduce deferred margin by estimated price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized by the Company has not been material in the past.

        Development and license revenue are recognized as milestones are met or as license fees are earned.

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

	December 31,
	2000	1999
Cash Equivalents:
Commercial paper	$12,339	$25,365
Market auction preferred securities	8,400	6,100
Money market funds	2,079	1,508

	$22,818	$32,973

Short-term investments:
Commercial paper	$13,176	$14,646
Corporate notes and bonds	23,388	9,853
Bank certificates of deposit	401	—

	$36,965	$24,499

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

Comprehensive income

        The Company's comprehensive income/(loss) approximated reported net income/(loss) for all periods presented.

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

        The following tables set forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2000	1999	1998
	(in thousands, except per share amounts)
Numerator:
Net loss	$(23,243)	$(7,621)	$(6,622)
Denominator:
Weighted average shares	52,599	25,224	12,058
Less: unvested common shares subject to repurchase	(2,879)	(5,032)	(2,526)

	49,720	20,192	9,532

Net loss per share:
Basic and diluted net loss per share	$(0.47)	$(0.38)	$(0.69)

        As a result of the net losses incurred by the Company, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, that were anti-dilutive and not included in the calculation of diluted net loss per share:

	December 31,
	2000	1999	1998
	(in thousands)
Preferred Stock	—	—	23,314
Unvested common shares subject to repurchase	2,879	5,032	2,526
Stock options	7,102	5,526	4,350
Common stock warrants	582	636	572

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

NOTE 2—BUSINESS COMBINATIONS

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

	Year Ended December 31,
	2000	1999
Revenues	$51,307	$22,824
Net loss	(30,859)	(22,226)
Net loss per share:
Basic and diluted net loss per share	$(0.61)	$(1.03)
Weighted average shares	50,418	21,480

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

NOTE 3—RELATED PARTY TRANSACTIONS

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

NOTE 4—BALANCE SHEET COMPONENTS

	December 31,
	2000	1999
	(in thousands)
Inventories:
Raw materials	$1,366	$85
Work in process	407	227
Finished goods	1,291	453

	$3,064	$765

Property and equipment:
Computers and software	$3,699	$2,163
Equipment	2,415	502
Furniture and fixtures	837	656

	6,951	3,321
Less: accumulated depreciation	(2,580)	(1,512)

	$4,371	$1,809

Goodwill and intangible assets:
Purchased technology	$10,767	$—
Patents and other	1,848	—
Goodwill	13,094	—

	25,709	—
Less: accumulated amortization	(4,356)	—

	$21,353	$—

Accrued liabilities:
Customer rebates and accrued sales returns	$1,147	$1,259
Accrued payroll and related expenses	1,838	801
Other accrued liabilities	2,760	1,217

	$5,745	$3,277

NOTE 5—INCOME TAXES

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

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Tax at federal statutory rate	$(7,778)	$(2,591)	$(2,251)
Nondeductible expenses	8,970	2,271	463
Changes in valuation allowance	(506)	320	1,788
Tax credits and other	(318)	—	—

	$368	$—	$—

        Deferred tax assets consist of:

	December 31,
	2000	1999
	(in thousands)
Net operating loss carryforwards	$3,176	$2,883
Deferred revenue	2,051	1,224
Research and development credit	700	605
Inventory related items	1,435	447
Other items not currently deductible	1,469	183

	8,831	5,342
Less: valuation allowance	(8,831)	(5,342)

	$—	$—

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

NOTE 6—LEASING ARRANGEMENTS AND COMMITMENTS

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

        Future minimum lease payments, including purchase options, at December 31, 2000 are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2001	$849	$2,409
2002	683	2,448
2003	456	1,294

Total minimum lease payments	1,988	$6,151

Less interest	(181)

Present value of payments under capital lease obligations	1,807
Less long-term portion	(1,030)

Short-term portion	$777

NOTE 7—LINE OF CREDIT

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

NOTE 8—STOCKHOLDERS' EQUITY

Convertible Preferred Stock

        In October 1999, all outstanding convertible preferred shares were converted into common shares as indicated below.

Series	Outstanding	Converted
A	1,565,000	6,260,000
B	400,000	1,864,406
C	4,000,000	8,000,000
D	3,594,859	7,189,718

	9,559,859	23,314,124

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

        The following table summarizes the Company's stock option activity, including options granted outside of the Plans, and related weighted average exercise prices:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
	(in thousands)	$
Balance at December 31, 1997	4,348	0.06
Granted	2,596	0.16
Canceled	(344)	0.15
Exercised	(2,250)	0.07

Balance at December 31, 1998	4,350	0.11
Granted	4,560	6.86
Canceled	(198)	1.23
Exercised	(3,186)	0.14

Balance at December 31, 1999	5,526	5.59
Granted and assumed	7,183	15.37
Canceled	(3,195)	24.37
Exercised	(710)	0.99

Balance at December 31, 2000	8,804	7.09

        At December 31, 2000, 1,543,000 options were vested, and 1,190,000 unvested shares had been exercised and remain subject to the Company's repurchase rights.

Option Data

        Information with respect to options outstanding at December 31, 2000, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$0.04-$0.99	1,282	$0.19	7.39	1,282	$0.19
$1.00-$2.89	1,411	$2.65	8.61	575	$2.32
$2.90-$5.99	3,658	$5.28	6.55	115	$3.31
$6.00-$27.13	2,453	$15.93	8.92	509	$17.19

	8,804	$7.09	7.66	2,481	$4.32

        The weighted average, grant-date fair value of options granted was $11.15, $3.92 and $1.42 per option during 2000, 1999 and 1998, respectively. The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2000	1999	1998
Expected life (years)	5.0	4.0	4.0
Risk-free interest rate	5.8%	5.7%	5.6%
Dividend yield	—	—	—
Volatility	90%	75%	—

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

2000 was $4.01 per share. The grant date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2000	1999	1998
Expected life (years)	1.35	—	—
Risk-free interest rate	5.5%	—	—
Dividend yield	—	—	—
Volatility	90%	—	—

Pro-forma Expense

        Had compensation cost for the Plans been determined based on the grant-date fair value as prescribed by SFAS 123, the Company's net loss would have been as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998
Net loss:
Pro-forma	$(33,822)	$(11,711)	$(7,473)
Basic and diluted net loss per share:
Pro-forma	$(0.68)	$(0.58)	$(0.78)

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

NOTE 9—BENEFIT PLAN:

        Effective January 1, 1995, the Company adopted a 401(k) Savings Plan that allows all employees age 21 or older to make salary deferral contributions ranging from 1% to 20% of their eligible earnings. The Company may make discretionary contributions to the 401(k) Savings Plan upon approval by the Board of Directors. No Company contributions have been made to date.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

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

        Product revenue by geographic area was as follows:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Taiwan	$16,662	$7,151	$4,391
Japan	12,709	5,849	163
United States	10,657	1,654	348
Hong Kong	4,503	1,736	640
Korea	1,801	2,563	770
Canada	751	599	1,078
Other	2,952	1,117	313

	$50,035	$20,669	$7,703

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

NOTE 11—UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share amounts)
2000
Total revenue	$10,104	$12,410	$14,462	$13,059
Cost of product revenue(1)	3,689	4,537	5,449	5,123
Loss from operations(2)	(2,684)	(2,397)	(15,350)	(6,427)
Net loss(2)	(1,813)	(1,574)	(14,413)	(5,443)
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.28)	$(0.11)
Weighted average shares	48,020	48,704	50,652	51,501
1999
Total revenue	$4,061	$4,220	$5,341	$7,622
Cost of product revenue(3)	1,578	1,750	1,921	2,736
Loss from operations	(1,688)	(2,369)	(2,136)	(2,504)
Net loss	(1,630)	(2,279)	(2,036)	(1,676)
Basic and diluted net loss per share	$(0.17)	$(0.19)	$(0.15)	$(0.04)
Weighted average shares	9,316	11,992	13,892	45,566

(1)
Excludes non-cash expenses of $134,000, $95,000, $210,000 and $154,000 for the three months ended January 31, March 31, September 30 and December 31, 2000, respectively.

(2)
Includes in process research and development expenses of $8.4 million in the third quarter of the fiscal year 2000 related to the acquisition of DVDO (See Note 2).

(3)
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

PricewaterhouseCoopers LLP

San Jose, California
January 25, 2001

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.
By:	/s/ DAVID D. LEE David D. Lee Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID D. LEE David D. Lee	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 7, 2002
/s/ ROBERT GARGUS Robert Gargus	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 7, 2002
* David A. Hodges	Director	February 7, 2002
* Keith McAuliffe	Director	February 7, 2002
* Andrew S. Rappaport	Director	February 7, 2002
* Ronald V. Schmidt	Director	February 7, 2002
* Douglas C. Spreng	Director	February 7, 2002
*By:	/s/ DAVID D. LEE
David D. Lee Attorney-in-fact

Index to Exhibits

Number		Title
2.01		Amended and Restated Agreement and Plan of Reorganization, dated as of May 19, 2000, by and among the Registrant, Video Acquisition Corp., and DVDO, Inc. and Laurence A. Thompson, Dale R. Adams, Cheng Hwee Chee, and David Buuck (Incorporated by reference from Exhibit 2.01 of the Form 10-K/A filed by Registrant on May 19, 2000).
2.02		First Amendment to the Amended and Restated Agreement and Plan of Reorganization, dated as of May 31, 2000, by and among the Registrant, Video Acquisition Corp., and DVDO, Inc. and Laurence A. Thompson, Dale R. Adams, Cheng Hwee Chee, and David Buuck.
3.01		Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.03 from the Registrant's Registration Statement on Form S-1 (File No. 333-83665), as amended, declared effective by the Securities and Exchange Commission on October 5, 1999 (the "Form S-1")).
3.02		Bylaws of the Registrant (Incorporated by reference from Exhibit 3.04 from the Form S-1).
3.03		Restated Bylaws of the Registrant to be effective prior to completion of this offering (Incorporated by reference from Exhibit 3.05 from the Form S-1).
4.01		Form of Specimen Certificate for Registrant's common stock (Incorporated by reference from Exhibit 4.01 from the Form S-1).
4.02		Intel Warrant No. 1 to Purchase Common Stock of the Registrant (Incorporated by reference from Exhibit 4.02 from the Form S-1).
4.03	*	Intel Warrant No. 2 to Purchase Common Stock of the Registrant, as amended April 16, 1999 (Incorporated by reference from Exhibit 4.03 from the Form S-1).
4.04		Third Amended and Restated Investors Rights Agreement dated July 29, 1998, as amended October 15, 1999 (Incorporated by reference from Exhibit 4.04 from the Form S-1).
10.01		Form of Indemnity Agreement entered into between the Registrant and its directors and officers (Incorporated by reference from Exhibit 10.01 from the Form S-1).
10.02		1995 Equity Incentive Plan, as amended through July 20, 1999, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.02 from the Form S-1).
10.03		1999 Equity Incentive Plan and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.03 from the Form S-1).
10.04		1999 Employee Stock Purchase Plan and related enrollment form, notice of suspension and notice of withdrawal (Incorporated by reference from Exhibit 10.04 from the Form S-1).
10.05		Employment Agreement with Dan Atler dated June 15, 1998 (Incorporated by reference from Exhibit 10.05 from the Form S-1).
10.06		Employment Agreement with Parviz Khodi dated June 10, 1999 (Incorporated by reference from Exhibit 10.06 from the Form S-1).
10.07		Amended and Restated Severance Agreement with David Lee dated August 15, 1997 (Incorporated by reference from Exhibit 10.07 from the Form S-1).
10.08		Consulting Agreement with Deog-Kyoon Jeong dated March 1, 1999 (Incorporated by reference from Exhibit 10.09 from the Form S-1).
10.09	*	License Agreement dated March 15, 1995 between Deog-Kyoon Jeong and the Registrant, as amended through June 18, 1997 (Incorporated by reference from Exhibit 10.10 from the Form S-1).
10.10		Lease Agreement dated April 9, 1997 between Elisabeth Griffinger and the Registrant (Incorporated by reference from Exhibit 10.11 from the Form S-1).
10.11	*	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998 (Incorporated by reference from Exhibit 10.12 from the Form S-1).

10.12	*	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.13 from the Form S-1).
10.13		Digital Visual Interface Specification Revision 1.0 Promoter's Agreement dated January 8, 1999 (Incorporated by reference from Exhibit 10.14 from the Form S-1).
10.14		Revolving Credit Loan & Security Agreement dated December 17, 1998 between Comerica Bank-California and the Registrant (Incorporated by reference from Exhibit 10.15 from the Form S-1).
10.15		Research and Development Contract for Gigabit Links and Multimedia Information Delivery Systems dated July 1, 1998 between Inter-University Semiconductor Research Center of Seoul National University and the Registrant (Incorporated by reference from Exhibit 10.16 from the Form S-1).
10.16		Research and Development Contract for 1000BASE-T Gigabit Ethernet PHY Chip dated July 1, 1999 between Inter-University Semiconductor Research Center of Seoul National University and the Registrant (Incorporated by reference from Exhibit 10.17 from the Form S-1).
10.17		Master Lease Agreement and Addendum with Comdisco, Inc. dated February 17, 1999 (Incorporated by reference from Exhibit 10.18 from the Form S-1).
10.18		Letter Agreement between Steve Tirado and the Registrant and Addendum thereto (Incorporated by reference from Exhibit 10.19 from the Form S-1).
10.19		Form of Restricted Stock Purchase Agreement and Secured Full Recourse Promissory Note entered into between Registrant and its officers and consultants (Incorporated by reference from Exhibit 10.20 from the Form S-1).
10.20		Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers (Incorporated by reference from Exhibit 10.21 from the Form S-1).
10.21		Letter of Intent dated August 26, 1999 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.22 from the Form S-1).
10.22		Research and Development Contract for 1000BASE-T Gigabit Ethernet PHY Chip dated January 1, 2000 between Inter-University Semiconductor Research Center of Seoul National University and the Registrant (Incorporated by reference from Exhibit 10.22 from the Form 10K filed by the Registrant on March 20, 2000).
10.23		Sublease Agreement with Mitsubishi Electronics America, Inc. dated October 15, 1999 (Incorporated by reference from Exhibit 10.23 from the Form 10K filed by the Registrant on March 30, 2000).
10.24		Executive Bonus Plan adopted by the Registrant on November 11, 1999 (Incorporated by reference from Exhibit 10.24 from the Form 10K filed by the Registrant on March 30, 2000).
10.25		Letter Agreement between Steve Tirado and the Registrant dated November 18, 1999 (Incorporated by reference from Exhibit 10.25 from the Form 10K filed by the Registrant on March 30, 2000).
10.26		Amendment No. 1 to Amended and Restated Severance Agreement with David Lee dated January 23, 2000 (Incorporated by reference from Exhibit 10.26 from the Form 10K filed by the Registrant on March 30, 2000).
10.27		Executive Bonus Plan adopted by Registrant on July 28, 2000 (Incorporated by reference from Exhibit 10.27 from the Form 10Q filed by the Registrant on August 14, 2000).
10.28		Variable Rate Installment Note and Security Agreement dated October 18, 2000 between Comerica Bank-California and the Registrant (Incorporated by reference from Exhibit 10.28 from the Form 10Q filed by the Registrant on November 14, 2000).

10.29	**	Letter Agreement between Badar Baqai and the Registrant dated November 13, 2000.
10.30	**	Non-Plan Stock Option Agreement between Badar Baqai and the Registrant dated November 22, 2000.
23.02		Consent of Independent Accountants.
24.01	**	Power of Attorney.

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**
Previously filed as an exhibit of the same number to the Annual Report on Form 10-K, filed with the Commission on April 2, 2001.

QuickLinks

TABLE OF CONTENTS
SILICON IMAGE, INC. STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
SILICON IMAGE, INC. BALANCE SHEETS (in thousands, except share and per share amounts)
SILICON IMAGE, INC. STATEMENTS OF CASH FLOWS (in thousands)
SILICON IMAGE, INC. NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
SIGNATURES
Index to Exhibits