Form 10-K405
period 2001-12-31
SILICON IMAGE INC
filed 2002-03-29
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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
 Common Stock, $0.001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of common shares held by non-affiliates at February 28, 2002 was approximately $396,016,465, based on the last reported sale price of our common shares on the Nasdaq Stock Market on that date of $6.68 per share. We had 64,605,018 common shares outstanding at February 28, 2002.

        Part III incorporates by reference information from our proxy statement for our annual meeting of stockholders' to be held on May 21, 2002.

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

PART I

Item 1. Business

        Silicon Image develops and markets products that move all forms of digital data in a serial manner at high speeds. Our objective is to be a leading provider of semiconductors that enable high-speed digital communications and optimize cost-per-bandwidth across targeted communications markets. Key elements of our strategy are to target the personal computing (PC), digital display and consumer electronics (CE) markets, promote open industry standards, drive broad adoption of digital host-to-display interconnects, increase the intelligence of interconnect displays through highly-integrated transmitters and receivers, and leverage our technology across new markets such as storage.

        Our point-to-point interfaces, or links, are highly-complex, multi-layered proprietary digital cores that are integrated with application specific features or functions. Historically, we have either developed application specific features internally or have acquired them through acquisitions. As our products have evolved, we have had to develop new interface technologies for different applications within our various target markets. These interfaces are the languages that are used to transfer data from device to device. The most common interfaces in our target markets are analog, DVI (Digital Visual Interface), Parallel ATA, Serial ATA, Fibre Channel, and USB.

        We offer a variety of products for each of these interfaces, including transmitters, receivers, controllers, video processors, serializer/deserializers (SerDes), storage semiconductors, and a series of redundant array of independent disks, or RAID, controller boards and storage subsystems. RAID controller boards are storage or disk controller cards that provide a very high degree of reliability and performance in mission critical storage applications and storage subsystems package RAID controller boards with other storage devices.

        All of our products are designed for applications that require high-bandwidth, cost-effective solutions for high-speed data communications. Our semiconductors provide multi-gigabit data transfer rates that we believe can be applied to multiple mass markets. To date, our primary focus has been on supplying solutions to address the local interconnect between host systems, such as PCs, set-top boxes and DVD and D-VHS players, and digital displays, such as flat panel displays in the personal computing (PC) market and digital TVs (DTVs) in the CE market. Our host products enable the transmission of digital video data and our display products enable receipt and manipulation of digital video data. We also offer digital video processor integrated circuits (ICs) and systems capable of high-quality digital video format conversions for near high-definition viewing.

        In 2001, we applied our high-speed serial link technology to the storage market with the introduction of a 2 gigabits per second (Gbps) Fibre Channel SerDes for application in Host Bus Adapters (HBA), which connect the PC to the storage device, and storage area network (SAN) switches. Shortly thereafter, through our acquisition of CMD Technology, we significantly expanded our storage offering to include a full line of Parallel ATA, USB, and RAID controller boards and storage subsystems. Our RAID products are supplemented and supported by controllers and bridge solutions, which translate data between different interface technologies, for the emerging Serial ATA (SATA) array market and by storage interconnect (Fibre Channel, Serial ATA) semiconductors. In February 2002, we launched our initial storage product line—the SATALink product family—to address the emerging SATA market. We were the first, and believe that we are currently the only, company to publicly introduce a fully integrated PCI-to-Serial ATA host controller. One of our SATALink products was included in Intel's motherboard reference design released in March 2002. We believe that the Serial ATA interface offers a number of benefits over the existing Parallel ATA interface, including higher bandwidth and scalability and lower voltage. In addition, Serial ATA uses narrower cabling, which reduces the required number of pins, improves system cooling and increases manufacturability. We believe that for a number of applications, Serial ATA will become a successor to Parallel ATA technology, which is a current standard for communication between PC motherboards and hard disks.

        As of December 31, 2001, we had shipped over 25 million units of our products. We incorporated in California on January 1, 1995 and reincorporated in Delaware in September 1999.

Markets and Customers

        We currently offer products in three markets: personal computing (PC), consumer electronics (CE) and storage. The PC market consists of two host platforms and four display devices. Host platform devices are PCs and notebook computers. Display devices are CRTs, flat panel monitors, flat panels and projectors. The CE market consists of three host platforms and a video peripheral. Host platform devices are set-top boxes and DVD and D-VHS players and the video peripheral is a television. The storage market includes Fibre Channel (Host Bus Adapters (HBA), Switches and RAID controllers) and Serial ATA (PCs and RAID controllers) products along with legacy products for the Parallel ATA and SCSI RAID markets.

        We focus our sales and marketing efforts on achieving design wins with leading original equipment manufacturers (OEMs) of PC and CE products, Fibre Channel SAN switches and HBAs. In most cases, these OEMs outsource manufacturing functions to third parties. Therefore, once we win a design, we typically work with these third party manufacturers to ready the design for production. Once the design is complete, we sell our products to these third party manufacturers either directly or indirectly through distributors. In 2001, shipments to Samsung, a Korean customer, and Compaq, a global customer, each generated 12% of our revenue, and shipments to World Peace International, an Asian distributor, generated 11% of our revenue. In 2000, sales to World Peace International generated 18% of our total revenue, and sales to Kanematsu, a Japanese distributor, generated 16% of our total revenue. In 1999, sales to Kanematsu generated 17% of our total revenue, sales to World Peace generated 16% of our total revenue and sales to Microtek, a Japanese distributor, generated 11% of our total revenue. Due to the fact that many OEMs rely on distributors to provide inventory management and purchasing functions, a substantial portion of our revenue is generated through distributors.

Products

        Our industry is characterized by rapid technological advancement. We constantly strive for innovation and to introduce products that address markets or applications that we previously have not addressed, as well as replacement products that are extensions of existing products and utilize more advanced technology and incorporate new or enhanced features. When we introduce replacement products, we notify our customers in advance, work with them to qualify and migrate to our newer products and place final orders for replaced products, which allows us to eventually discontinue production and support for our older, less advanced products. We introduced 12 new products in 2001, and expect to introduce 16 to 20 new products in 2002. We may decide to phase out products for reasons other than new product introductions. Such reasons could include failure of products to achieve market acceptance, changing market conditions and changes in business strategy.

        Our PC and CE products include discrete transmitters for host systems, and discrete and integrated receivers, controllers and processors for displays. Our storage products include discrete storage ICs, and storage subsystems that incorporate RAID controllers. In 2001, 32% of our revenue was from transmitter products, 38% was from receiver products, 17% was from storage sub-systems, 8% was from CE products, and 5% was from storage ICs.

        In April 1999, the Digital Display Working Group (DDWG), of which we are a promoter, published the digital visual interface (DVI) specification, which we authored in large part and which defines a high-speed serial data communication link between computers and digital displays. Our key products are based on our PanelLink® technology and our highly-integrated PanelLink controller architecture. PanelLink is our proprietary implementation of the DVI specification to provide a high-speed serial digital link between hosts and displays. PanelLink architecture is our platform for developing controllers that integrate PanelLink receiver technology with additional functionality to enable intelligent displays. Key features of our solution include a high-speed interface, low cost of system implementation, system-level integration and scalability. Our solution enables customers to introduce digital display products, thereby eliminating the need for analog technology in both the host system and display. We believe this provides a number of benefits to our customers, including lower component costs, easy to use "plug and play" products for the end user, better image quality than analog systems, the ability to customize features to differentiate products and shorter design cycles.

        PanelLink Transmitters    Our PanelLink transmitter products are suitable for host systems, such as PC motherboards, graphics add-in boards, notebook PCs, set-top boxes, A/V receivers, DVD and D-VHS players. Our PanelLink transmitter products are (* denotes product is being phased out):

PanelLink Transmitters
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 140A*	High-refresh XGA (624x768 pixels)	2.58 Gbps	Embedded PC/specialty applications
SiI 150A*	SXGA (1280x1024 pixels)	3.36 Gbps	Internal display interface and embedded PC/specialty applications
SiI 154*	SXGA (1280x1024 pixels)	3.36 Gbps	Desktop PCs (motherboard and add-in board) and notebook PCs
SiI 160*, SiI 164 and SiI 168	UXGA (1600x1200 pixels)	5 Gbps	Desktop PCs (motherboard and add-in boards), notebook PCs, set-top boxes and DVD players

        Display Products    We have three families of display products: PanelLink receivers, PanelLink controllers and Intelligent Panel Controllers. Our PanelLink receiver products are suitable for display systems such as flat panel displays, projectors and digital TVs. Our PanelLink receiver products are (* denotes product is being phased out):

PanelLink Receivers
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 141A* and 141B	High-refresh XGA (1040x768 pixels)	2.58 Gbps	Flat panel displays, microdisplay projectors, embedded/specialty/retail and industrial, LCD panels
SiI 151A*	SXGA (1280x1024 pixels)	3.36 Gbps	Flat panel displays, microdisplay plasma, projectors, embedded/specialty/retail and industrial applications
SiI 153B	SXGA (1280x1924 pixels, 75Hz)	4.1 Gbps	Flat panel displays, microdisplay plasma, projectors, embedded/specialty/retail and industrial applications
SiI 161A* and 161B	UXGA (1600x1200 pixels)	5 Gbps	Flat panel displays, plasma, HDTVs, projectors, embedded/specialty/retail and industrial, LCD panels

        PanelLink Controllers    Our PanelLink controller products are suitable for display systems such as flat panel displays, CRT monitors and digital TVs. Our PanelLink controller products are:

PanelLink Controllers
Product	Maximum Resolution	Maximum Bandwidth	Key Features	Target Applications
SiI 861	SXGA+ (1400x1050 pixels)	3.36 Gbps	HDCP, LVDS Tx, Scaling On-screen display, power management, gamma correction, dithering	LCDs and flat panel displays
SiI 859	SXGA+ (1400x1050 pixels)	3.36 Gbps	HDCP, Scaling, on-screen display, power management, gamma correction, dithering	LCDs and flat panel displays
SiI 905 and SiI 907B	UXGA (1600x1200 pixels)	5 Gbps	Integrated digital-to-analog converter	Digital CRTs and digital TVs

        Intelligent Panel Controllers    Our Intelligent Panel controller products are programmable controllers with integrated timing controllers that interface directly to the LCD module. These products are suitable for desktop or notebook LCD panels. Our Intelligent Panel controller products are (* denotes product is being phased out):

Intelligent Panel Controllers
Product	Maximum Resolution	Maximum Bandwidth	Key Features	Target Applications
SiI 201*	XGA (1040x768 pixels)	65 MHz	PanelLink Receiver LCD timing controller	LCDs for notebook PCs and flat panel displays
SiI 211	XGA (1040x768 pixels)	65 MHz	LVDS Receiver LCD timing controller	LCDs for notebook PCs and flat panel displays
SiI 221, 223 and 223A	WSXGA (1440x1050 pixels)	108 MHz	2 channel LVDS receiver LCD timing controller	LCDs for notebook PCs and flat panel displays
SiI 243	WXGA (1152x768 pixels)	85 MHz	PanelLink receiver LCD timing controller	LCDs for notebook PCs and flat panel displays

        Digital Video Processors    Our digital video processor products are high-quality digital video format converters that convert any standard-definition interlaced video signal to a non-interlaced signal, resulting in higher-definition images. These products are suitable for display on LCD, digital light processing DTVs or progressive scan. Our digital video processors and processing system products are (* denotes product is being phased out):

Digital Video Processors and Processing Systems
Product	Key Features	Target Applications
SiI 503* and 504	Deinterlacer, horizontal scaler, color lookup, table memory controller, color space converter, LCD/CRT Controller	Progressive scan DVD players, DTVs, LCD TVs, projectors and set-top boxes
iScan Pro*	Motion adaptive-video deinterlacing, source adaptive processing NTSC sources, source transmission management, auto-dynamic thresholds enabling reliable pulldown, picture controls	HDTVs, multimedia TVs, data and video projectors (31.5KHz scan rate required) and computer monitors
iScan Plus V2*	Accepts standard NTSC signals, progressive source recognition, progressive scan video	HDTVs, multimedia TVs, data and video projectors (31.5KHz scan rate required) and PC monitors

        Fibre Channel SerDes    Our Fibre Channel SerDes product, introduced in the third quarter of 2001, is a low-power, high-quality (low-jitter), cost-effective solution for applications such as HBAs and switches that connect PCs and servers to large storage banks. Our Fibre Channel product is:

Fibre Channel SerDes
Product	Key Features	Target Applications
SiI 2020	Single channel 2.125G SerDes	Fibre Channel, HBAs and switches

        Serial ATA Controllers and Bridges    In February 2002, we announced the first three products from our SATALink product family. Several customers are currently evaluating these new products and we expect to begin generating revenue from these products in the second half of 2002. We believe that interest is high in our SATALink products, but to date we have not achieved any design wins, or completed final product development for volume production. The products in our SATALink family include a host controller and two bridge ICs that are intended to enable customers to begin to incorporate Serial ATA while they transition from Parallel ATA. Our Serial ATA controller and bridge devices are based on the SATA 1.0 specification, which is used to transmit and receive data at a rate of 1.5 Gbps and are:

Serial ATA Controllers and Bridges
Product	Key Features	Target Applications
SiI 3112	Single chip dual-channel, 1.5 Gbps, PCI-to-SATA host controller	PC motherboards, RAID or non-RAID Disk controller add-in cards, storage and embedded systems
SiI 3610	Parallel ATA-to-Serial ATA host bridge	PC motherboards, RAID or non-RAID Disk controller add-in cards, storage and embedded systems
SiI 3611	Serial ATA-to-Parallel ATA disk bridge	Disk drives and storage systems

        Parallel ATA and USB Controllers    Our Parallel ATA and USB Controllers serve products incorporating Parallel ATA and USB interfaces such as motherboards, add-in cards and embedded systems. Our Parallel ATA and USB controller products are:

Parallel ATA and USB Controllers
Product	Key Features
PCI-643	IDE 3.3V 100-pin chip for quick and low-lost connectivity
PCI 646 U2	Ultra 33 5V 100-pin PQFP chip for embedded 5V designs
SiI 0648	Ultra ATA / 66 PCI-to-ATA host controller
SiI 0649	Ultra ATA / 100 PCI-to-ATA host controller
SiI 0680	Ultra ATA / 133 PCI-to-ATA host controller
SiI 0670	USB host chip for 5V applications ranging from PCs to set-top boxes to auto PCs
SiI 0673	USB host chip for 3V applications for a wide range of embedded designs

        RAID Controllers    These storage boards and subsystems transfer data to and from storage systems at a very high speed while protecting its integrity based on redundant array of independent disks (RAID). Viper is our second generation product line and Titan is our third generation. These single or dual redundant modules enable the creation of external storage solutions for storage area networks (SANs) and clustering, a method of combining individual systems for improved processing power and storage capacity. Most models are available in board level modules for OEMs, as well as canisters and rackmount enclosures for Value Added Resellers (VARs) and Integrators.

        Our RAID controller products are (* denotes product is being phased out):

RAID Controllers
Product	Key Features	Target Applications
Titan 7400*	4 channel fibre-to-fibre RAID controller	External RAID systems, SAN, clustering
Titan 7280*	10 channel fibre-to-Ultra2 RAID controller	External RAID systems, SAN, clustering
Titan 7240*	6 channel Fibre Channel-to-SCSI RAID controller	External RAID systems, SAN, clustering
Titan 7220*	4 channel fibre-to-Ultra2 RAID controller	External RAID systems, SAN, clustering
Titan 7040*	4 channel SCSI-to-SCSI RAID controller	External RAID systems, direct-attached storage, clustering
Viper II 5330*	3-channel Ultra-to-Ultra Controller (board only)	External RAID systems, direct-attached storage
Viper II 5440*	4 channel SCCI RAID controller	External RAID systems, direct-attached storage
Viper II 5640*	4 channel redundant SCSI RAID controller	External RAID systems, direct-attached storage

Promotion of Industry Standards

        As technology innovators, a key element of our business strategy is the development and promotion of industry standards in our target markets. Current standards efforts include:

  Digital Visual Interface (DVI)

        We, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, announced the formation of the Digital Display Working Group (DDWG) in October 1998. Subsequently, these parties entered into a Promoter's Agreement in which they agreed to:

  •
  define, establish and support the DVI specification, an industry specification for sending video data between a computer and a digital display;
  •
  encourage broad industry adoption of the DVI specification, in part by creating an implementer's forum that others may join in order to receive information and by providing support for the DVI specification; and
  •
  invite third parties to enter into a Participant's Agreement in order to consult on the content, feasibility and other aspects of the DVI specification.

        In April 1999, the DDWG published the DVI specification, which we authored in large part and which defines a high-speed serial data communication link between computers and digital displays. Today, over 100 companies, including systems manufacturers, graphics semiconductor companies and monitor manufacturers, are participating in the DDWG, and many are developing hardware and software products designed to be compliant with the DVI specification.

  Joint Development of HDCP

        In February 2000, the High-bandwidth Digital Content Protection (HDCP) specification HDCP 1.0 was released by Intel, with our contributions acknowledged in the specification. The specification was developed to provide a content protected link from host devices, such as set-top boxes and DVD and D-VHS players, to displays such as HDTVs and digital TVs. This technology has support from some members of the Motion Picture Industry Association (MPA) and aims to prevent high-definition movie content from being copied when transmitted on a digital link.

  Development of specification for the CE market

        Silicon Image is working with leading CE OEMs and content providers and distributors to define a digital specification for the CE market. This new specification will be based on Silicon Image's TMDS™ technology, the underlying technology for DVI 1.0, and is expected to carry digital audio and video over a single cable. It is expected that this specification would employ a content protection technology for both video and audio, and include other advanced features necessary for CE applications. We anticipate the new specification to become a standard digital interface for consumer electronics carrying DTV signals.

  Serial ATA Working Group

        During the second quarter of 2000, we acquired Zillion Technologies, a developer of high-speed transmission technology for data storage applications. Zillion contributed in drafting the preliminary Serial ATA specification (SATA 1.0), which was published in August 2001 and is being promoted as a successor to parallel bus technology. We are a contributor to the SATA working group, which includes APT, Dell, IBM, Intel, Maxtor, Quantum, Seagate and Western Digital among its promoters. In February 2002, we joined the SATA II Working Group as a contributor. The SATA II working group is developing a Serial ATA II specification that enhances the existing SATA 1.0 specification for the server and network storage markets and delivers increased processing speed. The SATA II working group includes many of the same members as the SATA working group.

  Serial-Attached SCSI Working Group

        In January 2002, we joined the Serial-Attached SCSI (SAS) working group as a contributor. The SAS working group is proposing serial-attached SCSI as a successor to existing parallel bus SCSI technology. Members of the SAS working group include Adaptec, Agilent, Compaq, Dell, Eurologic, Fujitsu, Hitachi, IBM, LSI Logic, Maxtor, QLogic, Seagate and others.

Silicon Image Technology

  Multi-Layered Systems Approach to Solving High-Speed Interconnect Problems

        We invented technology upon which the DVI specification is based and have substantial experience in the design, manufacture and deployment of semiconductor products incorporating this high-speed data communications technology. We have been shipping our seventh generation of transmitter and receiver products, including high-bandwidth digital content protection (HDCP) enabled transmitters and receivers, and believe that our experience is a competitive advantage. We are currently developing our eighth generation transmitter and receiver products. The advanced nature of our high-speed digital design allows us to integrate significant functionality with multiple high-speed communication channels using industry-standard, low-cost complementary metal oxide semiconductor (CMOS) manufacturing processes. At the core of our innovation is a multi-layered approach to providing multigigabit semiconductor solutions.

        The three layers of our multi-layer serial link (MSL) architecture include the physical, coding and protocol layers. Serial link technology is the basis for the physical layer, which performs electrical signaling in several data communication protocols, including DVI 1.0, Fibre Channel and Asynchronous Transfer Mode. This technology converts parallel data into a serial stream that is transmitted sequentially at a constant rate and then reconstituted into its original form. Our high-speed serial link technology includes a number of proprietary elements designed to address the significant challenge of ensuring that data sent to a display can be accurately recovered after it has been separated and transmitted in serial streams over multiple channels. In order to enable a display to recognize data at the proper time and rate, our digital serial link technology uses a digital phase-locked loop combined with a unique phase detecting and tracking method to monitor the timing of the data.

        At the coding layer, we have developed substantial intellectual property in data coding technology for high-speed serial communication. Our coding technology simplifies the protocol for high-speed serial communication and allows tradeoffs made in physical implementation of the link that in turn reduces the cost of bandwidth and simplifies the overall system design. In addition, we have ensured direct current (DC) balanced transmission and the ability to use transition minimized differential signaling, or TMDS, to keep electromagnetic emissions low and to enable connection to fiber optic interconnects without use of additional components.

        We believe our multi-layered design approach affords us the opportunity to create solutions, and potentially standards, in other markets in which complete, cost-effective high-bandwidth solutions are required. We have developed Multi-layer Serial Link Physical layer (MSL Phy) SerDes technology for this markets. We believe our MSL Phy SerDes technology is capable of satisfying the requirements of multiple interfaces in the storage market, including Fibre Channel and Serial ATA.

  PanelLink Audio/Video (A/V)

        Our PanelLink A/V technology sends high-fidelity digital audio and protected video across the DVI link for use in the PC display and consumer electronic markets. Combining digital video and digital audio transmissions in a single interconnect system simplifies and reduces the cost of the connection between consumer electronics devices, while maintaining high-quality and proper protection. PanelLink A/V technology is fully compliant with the DVI 1.0 specification.

Research and Development

        We have assembled a team of engineers and technologists with extensive experience in the areas of high-speed interconnect architecture, circuit design, digital imaging processor architecture, LCD panels and storage interconnect, software and systems.

        From our inception until 1998, our internal research and development efforts focused primarily on the development of our core PanelLink technology, our initial transmitter and receiver products, and our first intelligent panel controller product. In 1999, we improved our PanelLink technology and developed new transmitter and receiver products, focusing on providing both higher speeds and improved ease of use. We also began development of our PanelLink architecture for digital displays. In 2000, we focused our internal research and development efforts on integrating our PanelLink receiver technology with additional functionality, such as PanelLink A/V and HDCP, for flat panel displays, digital CRTs and the consumer electronics industry. In 2001, we diversified our research and development efforts by increasing our investment in storage semiconductors and by adding storage system architecture and software development expertise through our acquisition of CMD.

        Our research and development efforts continue to focus on developing higher bandwidth links with different clocking methodologies for use in various applications, including storage applications. By utilizing our patented data coding technology and different clocking methodologies, we believe our high-speed link can scale with advances in semiconductor manufacturing process technology and simplify system design.

        We have invested, and expect that we will continue to invest, significant funds for research and development activities. Excluding non-cash charges, our research and development expenses were approximately $25.5 million in 2001, $12.8 million in 2000, and $7.2 million in 1999.

Sales and Marketing

        We sell our semiconductor and consumer electronics products to distributors and OEMs throughout the world using a direct sales force, with field offices located in North America, Taiwan and Europe, and indirectly through a network of distributors and manufacturer's representatives located throughout North America, Asia and Europe. We sell our storage subsystem products to value-added resellers, systems integrators and OEMs throughout the world using a direct sales force with field offices located in North America, Taiwan and Europe.

        Our sales strategy for all products is to achieve design wins with key industry leaders in order to grow the markets in which we participate and to promote and accelerate the adoption rate for industry standards we support or are developing, such as DVI and Serial ATA and the digital specification for CE, for our semiconductor and CE products and Enterprise Serial ATA and the emerging Serial-Attached-SCSI disk interface for our storage subsystems products. Our sales personnel and applications engineers provide a high-level of technical support to our customers. Our marketing efforts focus primarily on promoting adoption of the DVI specification, participating in industry trade shows and forums, entering into branding relationships to build awareness of the PanelLink brand and on bringing new solutions to markets involving digital solutions such as digital CRTs, set-top boxes, DVD players, and LCD and plasma digital TVs.

Manufacturing

  Wafer Fabrication

        Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing our manufacturing requirements, we are able to avoid the high cost of owning and operating a semiconductor wafer fabrication facility. This allows us to focus our resources on the design and quality of our products. Our devices are currently fabricated using 0.5 micron, 0.35 micron and 0.18 micron processes. We continuously evaluate the benefits, primarily improved performance, and feasibility of migrating our products to smaller geometry process technologies. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce all of our host and display-related semiconductor products. We also rely on other outside foundries such as Kawasaki and Atmel, to produce our storage semiconductor products. We do not have long-term supply agreements with any of these foundries and therefore cannot be assured of sufficient capacity availability or future prices. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly. We attempt to optimize wafer availability by continuing to use less advanced wafer geometries, such as 0.5 and 0.35 micron, which generally have more available capacity. Production capacity for semiconductors fabricated using 0.18 micron technology, currently the most advanced technology used in mass production, is somewhat limited. This may affect our ability to meet demand and could also increase our production costs. We expect that less than 5% of our 2002 revenue will be generated by products that are manufactured using 0.18 micron technology.

  Assembly and Test

        After wafer fabrication, dies (semiconductor devices) are assembled into packages and the finished products are tested. Our products are designed to use low-cost standard packages and to be tested with widely-available semiconductor test equipment. We outsource all of our packaging and the majority of our test requirements to Amkor Technology in Korea, Advanced Semiconductor Engineering in Taiwan, Malaysia and the United States, and Fujitsu and Kawasaki in Japan. We test a small portion of our products in-house.

        The high-speed nature of our products makes it difficult to test our products in a cost-effective manner prior to assembly. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled. Our operations personnel closely review the process control monitor information provided to us by our foundries. To ensure quality, we have established firm guidelines for rejecting wafers that we consider unacceptable. To date, not testing our products prior to assembly has not caused us to experience higher final test failures or lower yields. However, lack of testing prior to assembly could have adverse effects if there are significant problems with wafer processing.

  Quality Assurance

        We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in-depth circuit simulation at temperature, voltage and processing extremes before being fabricated. We pre-qualify each of our subcontractors through a series of industry-standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer foundries and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yields. Our independent foundries and assembly and test subcontractors have achieved ISO 9000 certification.

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect our proprietary technologies. As of December 31, 2001, we have been issued 22 United States patents and have in excess of 120 United States patent applications pending. Our issued patents expire in 2016 or later, subject to our payment of periodic maintenance fees. We cannot assure you that any valid patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology. We also generally control access to and distribution of our documentation and other proprietary information. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents.

        Our participation in the DDWG requires that we grant others the right to use specific elements of our intellectual property in implementing the DVI specification in their products at no cost, in exchange for an identical right to use specific elements of their intellectual property for this purpose. This reciprocal free license covers the connection between a computer and digital display. It does not, however, extend to the internal methods by which such performance is created. Although the DVI specification is an open industry standard, we have developed proprietary methods of implementing the DVI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types, and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms and our circuits to reduce electromagnetic interference (EMI). Third parties may develop equivalent or superior implementations of the DVI specification and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed or be infringing our intellectual property rights, or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement may be greater than any benefit we would realize. We agreed to grant rights to the adopters of the DVI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the adopters of the DVI specification from using certain specific elements of our intellectual property for free.

        We entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor's patents, including certain future patents, with specific exclusions related to the grantor's current and anticipated future products, and network devices. This cross-license agreement expires when the last licensed patent expires (anticipated to be no earlier than 2016), subject to the right of either party to terminate the agreement earlier upon material breach by the other party, or a bankruptcy, insolvency or change of control of the other party. We have forfeited, however, our ability to rely on intellectual property law to prevent Intel from using our patents within the scope of this license.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which can result in significant, protracted litigation.

Competition

        The markets in which we compete are intensely competitive and are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. We believe that some of the key factors affecting competition in our markets are levels of product integration, compliance with industry standards, time-to-market, cost, product capabilities, system design costs, intellectual property, customer support and reputation. Our current display products face competition from a number of sources including analog solutions, DVI-compliant solutions, dual-interface solutions and other digital interface solutions.

  •
  Analog Solutions. Display systems still predominantly employ an analog interface. Improvements to analog interface display solutions may slow the adoption of all-digital display systems. We compete with analog solution vendors such as Analog Devices and Genesis Microchip and a number of Taiwanese based companies.

  •
  DVI-Compliant Solutions. We believe that over time, the DVI specification will become widely adopted in the digital display industry and attract additional market entrants. We believe the following companies have developed or announced intentions to develop DVI-compliant solutions: Analog Devices, ATI Technologies, Broadcom, Chrontel, Genesis Microchip, National Semiconductor, nVidia, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine.

  •
  Dual-Interface Solutions. The following companies have developed or announced intentions to develop products that connect to both analog and digital host systems, also known as a dual-interface solution: Genesis Microchip, Macronix, Philips Semiconductor, Pixelworks and a number of Taiwanese-based companies.

  •
  Other Digital Interface Solutions. Texas Instruments and National Semiconductor offer proprietary digital interface solutions based on LVDS, or low voltage differential signaling technology. Although LVDS technology has gained broad market acceptance in notebook PCs, few PC and display manufacturers have adopted this technology for use outside of the notebook PC market.

        The market for our intelligent panel controller products is also very competitive. Some of our intelligent panel controller products are designed to be functionally interchangeable with similar products sold by National Semiconductor, Texas Instruments and Thine.

        In the consumer electronics market, our video processor products face competition from products sold by Focus Enhancements, Genesis Microchip, Micronas Semiconductor, Oplus, Phillips Semiconductor, Pixelworks, and Trident. We also compete in some instances against in-house processing solutions designed by large OEMs.

        In the storage market, our Fibre Channel product faces competition from companies selling similar discrete products, including Agilent and Vitesse, from other Fibre Channel SerDes providers who license their core technology such as LSI Logic, and from companies that sell HBA controllers with integrated SerDes, such as QLogic and Agilent.

        We expect that our Serial ATA products will compete with similar products from Marvell. In addition, other companies have developed or announced intentions to develop SATA controllers such as Adaptec, APT, Intel, LSI Logic, Promise and Vitesse. We also may compete against Intel and other motherboard chip-set makers that may integrate SATA functionality into their chipsets.

        Our Parallel ATA products compete with IC vendors including Promise and Highpoint. Our RAID controller board products face competition from Mylex, Infortrend, and Chaparral.

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

Employees

        As of December 31, 2001, we had a total of 266 employees, including 8 located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business would be seriously harmed.

Item 2. Properties

        Our principal operating facility, consisting of approximately 50,000 square feet of space in Sunnyvale, California, is leased through July 31, 2003 and should be adequate to meet our requirements through at least 2002. We also lease approximately 91,000 square feet of space in Irvine, California. We have subleased approximately 8,000 square feet of space in Irvine, California through July 2003 on conventional terms and are looking to sublease additional space at this facility.

Item 3. Legal Proceedings

        On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions seek injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint for the Federal Suit as of February 28, 2002, which Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We expect that jury selection for trial will begin on November 15, 2002. Prior to then, we anticipate that discovery and litigation will continue in the Federal Suit, and we intend to defend ourselves vigorously against the counterclaims asserted.

        Silicon Image, certain officers and directors, and Silicon Image's underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all Defendants were part of a scheme to manipulate the price of Silicon Image's stock in the aftermarket following Silicon Image's initial public offering. Response to the complaint and discovery in this action on behalf of the Company and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. At this time, Silicon Image cannot opine as to the outcome of this lawsuit, however, Silicon Image intends to defend itself vigorously.

        In addition, we are involved in a number of judicial and administrative proceedings incidental to our business. We intend to prosecute or defend, as appropriate, such lawsuits vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Securities Holders

        None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common shares have been traded on the Nasdaq Stock Market under the symbol "SIMG" since our initial public offering on October 6, 1999. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the Nasdaq Stock Market:

	High	Low
2001
First Quarter	$9.25	$2.53
Second Quarter	5.39	2.97
Third Quarter	4.85	2.08
Fourth Quarter	4.60	1.12
2000
First Quarter	63.06	30.88
Second Quarter	38.38	15.06
Third Quarter	38.50	21.22
Fourth Quarter	21.00	5.06
1999
Fourth Quarter (from October 6, 1999)	37.75	11.69

        As of February 28, 2002, we had approximately 310 holders of record of our common shares and a substantially greater number of beneficial owners.

        We filed a Registration Statement on Form S-1 (File No. 333-83665) that was declared effective by the SEC on October 5, 1999. On October 6, 1999, Silicon Image shares commenced trading, and on October 12, 1999, we completed the sale of all 8,970,000 registered shares at a price of $6.00 per share.

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

        We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends in the future.

Equity Compensation Plans

        The following table summarizes our equity compensation plans as of December 31, 2001:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	10,961,000	$4.85	63,000
Equity compensation plans not approved by security holders(2)	9,544,000	2.08	321,000

Total	20,505,000	$3.56	384,000

(1)
Under the terms of our 1999 Equity Incentive Plan, on the first business day of each calendar year, the aggregate number of shares reserved and available for grant and issuance pursuant to the plan is automatically increased by a number of shares equal to 5% of the total outstanding shares as of the immediately preceding December 31; provided, that our Board of Directors or Compensation Committee may in its sole discretion reduce the amount of the increase in any particular year; and, provided further, that no more than 20,000,000 shares shall qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. Under the terms of our 1999 Employee Stock Purchase Plan, on January 1st of each year, the aggregate number of shares reserved for issuance under the plan is automatically increased by a number of shares equal to 1% of the total outstanding shares as of the immediately preceding December 31; provided, that our Board of Directors or Compensation Committee may in its sole discretion reduce the amount of the increase in any particular year; and, provided further, that the aggregate number of shares issued over the term of the plan shall not exceed 8,000,000 shares.

(2)
Please see Note 8 of our Notes to Consolidated Financial Statements for a description of our equity compensation plans which do not require the approval of, and have not been approved by, our stockholders.

Item 6. Selected Financial Data

        The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$51,966	$50,035	$21,244	$7,803	$2,862
Cost of revenue:
Absolute dollars(1)	$25,063	$18,798	$7,985	$4,314	$851
% of revenue	48.2%	37.6%	37.6%	55.3%	29.7%
Research and development:
Absolute dollars(2)	$25,473	$12,811	$7,168	$4,524	$3,176
% of revenue	49.0%	25.6%	33.7%	58.0%	111.0%
Selling, general and administrative:
Absolute dollars(3)	$18,773	$18,902	$8,110	$4,335	$2,990
% of revenue	36.1%	37.8%	38.2%	55.6%	104.5%
Net loss from operations	$(78,530)	$(26,858)	$(8,697)	$(6,731)	$(4,155)
Net loss	$(76,108)	$(23,243)	$(7,621)	$(6,622)	$(4,036)
Net loss per share:
Basic and diluted	$(1.32)	$(0.47)	$(0.38)	$(0.69)	$(0.57)
Weighted average shares	57,790	49,720	20,192	9,532	7,066
Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$41,218	$60,189	$58,147	$11,497	$2,773
Working capital	$36,179	$56,713	$55,380	$8,953	$1,530
Total assets	$90,162	$99,499	$67,501	$14,774	$4,371
Tangible assets	$68,534	$78,146	$67,501	$14,774	$4,371
Long-term debt obligations	$819	$1,030	$528	$1,057	$372
Total stockholders' equity	$67,324	$83,197	$57,564	$9,852	$2,593
Tangible net book value	$45,696	$61,844	$57,564	$9,852	$2,593
Regular full-time employees	266	150	85	50	32

(1)
Excludes non-cash stock compensation and warrant expense of $279,000, $593,000, and $609,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

(2)
Excludes non-cash stock compensation and warrant expense of $9.3 million, $10.2 million, and $2.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

(3)
Excludes non-cash stock compensation and warrant expense of $2.8 million for both years ended December 31, 2001 and 2000, and $3.5 million for the year ended December 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Silicon Image designs, develops and markets semiconductors, including transmitters, receivers, controllers and video processors, for applications that require high-bandwidth, cost-effective solutions for high-speed data communications. Sales of our transmitters, which are used in graphic cards or motherboards, and of our receivers, which are used in flat panel and other digital displays, generated over 70% of our 2001 revenue and substantially all of our revenue in 2000 and 1999. We saw our market share for receivers erode during the latter half of 2000 and throughout 2001, as many OEMs began using an integrated dual mode monitor controller, which is a chip that incorporates a digital receiver, a video scaler, and an analog to digital converter. This dual mode chip has become popular in flat panel displays that are designed to accept both an analog and digital signal. We believe this dual mode design represents a transitional technology and do not offer an integrated dual mode monitor controller. We continue to sell to flat panel display manufacturers by partnering with other companies to supply a three chip discrete solution that we believe is cost-effective as compared to the integrated chip solution. We expect to see continued growth in this market, although analyst projections are that the discrete solution will grow at about half the rate of the integrated controller market. We also remain fully committed to the pure digital solution that is popular in markets like Japan and currently used in Apple Computer's iMac.

        With respect to transmitters, we have seen additional competition from Thine and Texas Instruments in 2001, but continue to maintain our leading position in the market for discrete transmitters. We believe that potentially the biggest risk to our market position in this area is the ability of graphic card manufacturers, like ATI, nVidia, and Matrox, to integrate a transmitter into their graphic chips, thus eliminating the need for our discrete transmitters. We believe this will happen to some degree and that for the next year or two, it will likely be limited to frequency rates associated with lower resolutions like SGA and XGA. We believe higher resolutions like SXGA and UXGA, particularly associated with larger displays, will continue to require discrete transmitters during this period because of their ability to deliver the extremely high level of quality required for high resolutions.

        The DVI adoption rate in the computing market reached 6% during the third quarter of 2001, and is expected to increase significantly over the next two years, according to Display Search, an independent research firm. This increase, combined with growth in personal computers in general, could result in growth rates for overall sales in the market for DVI-compliant ICs that are in excess of semiconductor industry averages.

        From our inception in 1995 through the first half of 1997, we were engaged primarily in developing our first generation PanelLink digital transmitter and receiver products, developing our high-speed digital interconnect technology, establishing our digital interface technology as an open standard, and building strategic customer and foundry relationships. During that period, we derived substantially all of our revenue from development contracts providing for the joint development of technologies for high-speed digital communication and intelligent panel controllers for flat panel displays, as well as from licensing our high-speed digital interconnect technology.

        In the third quarter of 1997, we began volume shipments of our first generation PanelLink digital transmitter and receiver products. Since that time, we have derived most of our revenue from the sale of PanelLink products and we have introduced several new generations of transmitter and receiver products providing higher speed and increased functionality. In 1999, we began shipping our first generation digital display controller product. Our digital display controller products integrate our receiver with digital image processing and display controller technology, providing a solution to enable intelligent displays for the mass-market.

        In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in each year since our inception and at December 31, 2001, we had an accumulated deficit of $119.8 million.

        In 2000, we began focusing our resources on entering two new markets—storage and consumer electronics. These are emerging markets that play well to our core competencies of high-speed intelligent serial interfaces and are projected to experience significant growth rates over the next three years.

Acquisitions

        In 2001 and 2000, we made four strategic acquisitions that were directed at diversifying our product offerings and accelerating our entrance into the storage and consumer electronics markets. In 2000, we acquired Zillion, a developer of high-speed transmission technology for data storage applications, and DVDO, a provider of digital video processing systems for the consumer electronics industry. In 2001, we acquired CMD Technology (CMD), a provider of storage subsystems and semiconductors designed for storage area networks, and Silicon Communication Lab (SCL), a provider of mixed-signal and high-speed circuit designs, including analog-to-digital converters. We will continue to consider acquisitions that we believe can strengthen our business.

Year 2001

        2001 was a transition year for Silicon Image as evidenced by the following:

        First, we have refocused by clearly delineating those products and markets we wish to pursue. We have decided not to enter less promising markets like the integrated dual mode monitor controller market. Instead, we chose to accelerate our entry into the storage and consumer electronics markets, where we believe there is a greater growth opportunity. In the storage market, we are concentrating on product offerings for 2 Gigabit Fibre Channel, Serial ATA, and Serial-Attached SCSI interfaces and in February 2002, we announced our initial product for the storage market, becoming the first, and currently the only, company to offer a fully integrated PCI-to-Serial ATA host controller. In the consumer electronics market, we are leading the development of and hope to gain adoption of a new standard for the high-speed serial connection of DVD players, digital TVs, set-top boxes and other consumer devices.

        Second, we completed a restructuring to improve our profitability. In October 2001, we announced a program to refocus on products and technology in which we believe we can achieve a leadership position. In particular, we intend to concentrate on our discrete transmitter and receiver products for personal computers and flat panel displays, developing products and establishing an industry standard for the consumer electronics market, and developing new products for the storage market. In connection with this restructuring, certain products will be phased out or de-emphasized and certain R&D projects, including certain digital video processing projects, will no longer be funded. As a result of these actions, the prevailing economic and industry conditions, and the departure of certain key DVDO employees, we recorded an intangible asset impairment expense of $13.9 million, and reversed $1.2 million of unearned compensation, a component of stockholders' equity, during the third quarter. In connection with this program, and as a result of the planned integration of recently acquired companies, we announced that we would be reducing our workforce by approximately 60 people. We incurred cash and non-cash expenses of $1.1 million and $353,000, respectively, related to this workforce reduction. The purpose of this downsizing was to better balance our spending and projected revenue, but we also took into account the resources that will be required in 2002 to increase our presence in the storage and consumer electronics markets. We believe our operating expenses will continue to remain high as a percentage of revenue, but expect to lower this percentage over the next several years. Our plan is to control operating expenses, excluding stock compensation and warrant expense, amortization and impairment of goodwill and intangible assets, in-process research and development, restructuring and patent defense and acquisition integration costs, with a goal of reaching 36% of revenue over the next several years.

        In June 2001, we completed our acquisition of CMD, which added several key ingredients to our storage strategy. CMD provided us with sales channels, board manufacturing capability, drivers and basic input/output services (BIOS) capability, RAID software, and storage system architecture expertise to add to our own high-speed intelligent serial interface technologies. During 2002, we will place less emphasis on the storage subsystems and board business by phasing out older products and focusing on products only if they facilitate or accelerate the use of our core IC technology. This strategic decision was made in the fourth quarter due to reduced revenue expectations for the storage subsystem and board products. As a result, the projected revenue associated with CMD products was lowered from our initial projections and an intangible asset impairment expense of $16.0 million was recorded.

        We have also decided to leverage our intellectual property portfolio by licensing our technology to companies that participate in markets we have chosen not to pursue. We signed our first two license deals during the first quarter of 2002 and expect to sign several others over time.

        These measures are all part of a clear focus to drive to profitability, and late in 2001, we began to see the benefit of these actions. Our product introductions increased to 4 for each of the third and fourth quarters, from a total of 4 during the first six months of 2001. Fourth quarter revenue grew 10% sequentially, transmitter revenue increased 16%, display and receiver revenue increased 24%, and we entered the first quarter of 2002 with much better revenue visibility. Our improved operational performance, combined with design wins for our new Fibre Channel products and an increased number of new products, gives us a lot of optimism for 2002.

Outlook

        We expect double-digit revenue growth in 2002 compared to 2001 and believe our revenue in the first quarter of 2002 will be approximately $16.5 million, which would be 7% growth from the fourth quarter of 2001 and 58% growth from revenue of $10.5 million in the year ago quarter. We anticipate overall increased unit volume as we focus on high-growth markets and introduce new products throughout the year. Due to a shift in product mix and the competition faced by our existing products, we expect decreases in our average selling prices to partially offset this anticipated increase in unit volume. Also contributing to this anticipated increase in revenue is our new strategy of licensing our technology to companies competing in markets that we do not address. We expect that licensing may contribute up to $3.0 million of revenue in 2002. We signed our first two license deals during the first quarter of 2002; however, there can be no assurance that additional companies will be interested in licensing our PanelLink core on commercially favorable terms or at all.

        Our expectation of revenue growth in 2002 is based on four assumptions. First, a projected increase in the adoption rate of DVI in the PC market. Display Search, an independent research firm, forecasts the adoption rate to increase from approximately 6% in the third quarter of 2001 to around 10% by the fourth quarter of 2002. Second, we achieved several design wins in the Fibre Channel market late in 2001. While it is difficult to predict exactly when and how aggressively revenue from these products will ramp during 2002, our expectation is that we will begin to generate revenue from these products in the first half of 2002 and that this revenue will grow quarter-over-quarter throughout the remainder of 2002. Third, the release of our SATALink product family should allow us to win several motherboard designs that could begin to ship in the second half of 2002. We believe that interest is high in our recently announced SATALink products. Several potential customers are currently evaluating these products, but to date we have not achieved any design wins. Fourth, DVI is beginning to be utilized in various CE products like DVD players, TVs, and set-top boxes. We have won some designs already and expect to win more throughout the year.

        Factors that may cause our actual results to differ materially from those anticipated by our assumptions include the rate at which OEMs adopt DVI, consumer demand in the PC and CE markets, whether and how quickly OEMs use integrated transmitters rather than our discrete transmitters, and our ability to achieve design wins in the CE and storage markets and the rate at which new interfaces, such as Serial ATA and Fibre Channel, are adopted by OEMs. In addition, the amount and timing of any revenue from new products for the CE and storage markets, including our recently announced SATALink products, will depend on our ability to achieve design wins with OEMs for these new products, and will be affected by any delays in our completion of product development and by the ability of a semiconductor foundry to manufacture these products in commercial volumes at an acceptable yield and cost. In addition, our future revenue remains dependent on general economic and market conditions and will be affected by competition, including competition from integrated transmitter and storage products. We cannot predict the duration or severity of the current downturn in the PC and display market, or in the general economy, or their effect on our revenue and operating results.

        We expect that our gross margin may decrease somewhat from 2001 levels as a result of increased competition and shifts in product mix, offset somewhat by higher margins on new products and licensing.

        Excluding non-cash charges for stock compensation and warrant expense, we expect the dollar amount of our R&D expense to increase by approximately 15% in 2002. R&D expense will be incurred for further enhancements to existing products and for development of technology related to consumer electronics and storage applications. Excluding non-cash charges for stock compensation and warrant expense, we expect SG&A expense for 2002 to approximate 2001 SG&A expense. Our plan is to control operating expenses, excluding stock compensation and warrant expense, amortization and impairment of goodwill and intangible assets, in-process research and development, restructuring and patent defense and acquisition integration costs, with a goal of reaching 36% of revenue over the next several years.

        Based on these expectations and assumptions, we anticipate achieving breakeven results on a quarterly basis, excluding charges for amortization and possible impairment of goodwill and intangible assets, stock compensation and warrant expense, in-process research and development expense, patent defense costs, restructuring costs, and acquisition integration costs, before the end of the 2002. This optimism is tempered by market conditions that remain volatile, the increasing level of competition in our markets, our dependence on market acceptance of planned new products and the fact that an economic recovery is not assured.

Commitments, Contingencies and Concentrations

        We will incur substantial non-cash stock compensation expense in future periods as a result of the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, as well as the stock option exchange program we implemented in 2000 and 2001. We may also incur non-cash stock compensation expense in connection with future acquisitions. The amount of stock compensation expense in each period will fluctuate with changes in our stock price and volatility. We will also incur non-cash expenses in future periods for the amortization of intangible assets and may also incur non-cash expenses for the impairment of intangible assets.

        In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. We recorded expense of $346,000 in 1998 and

$595,000 in 1999 associated with these warrants. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. Upon issuance of the third warrant, we would record an expense equal to its fair value, which was estimated to be $1.0 million at December 31, 2001.

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 51%, 57%, and 59% of our revenue in 2001, 2000, and 1999, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEM's rely upon third party manufacturers or distributors to provide inventory management and purchasing functions, and was 40% of revenue in 2001, compared to 66% in 2000 and 61% in 1999. We expect the percentage of revenue generated through distributors to return to levels consistent with prior years in 2002 as our IC business grows.

        A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 64%, 71%, and 84% of our revenue in 2001, 2000, and 1999, respectively. The reason for our geographical concentration in Asia is that our products are part of flat panel displays, graphic cards and mother boards, the majority of which are produced in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

        Substantially all of our sales are made on the basis of purchase orders, rather than long-term agreements. The sales cycle for our products is long, which may cause a delay between the time we incur expenses and the time we generate revenue from these expenditures. The rate of product orders can vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses could be disproportionately high, seriously harming our operating results for that quarter and, potentially, future quarters.

Subsequent Events

        During the fourth quarter of 2001, we decided to place less emphasis on our storage subsystems and board business. As a result, we will phase out our older products and develop new board products only if we believe it will facilitate or accelerate the use of our ICs in the storage market. Additionally, we decided to outsource all manufacturing of board products. As a result of these decisions, and in order to better align our cost structure with our anticipated revenue, we implemented a plan to reduce our workforce by approximately 35 people, or 13% of our total workforce, in February 2002. We will record a restructuring expense in the first quarter of 2002 for the costs associated with this workforce reduction. We are still finalizing the details of the restructuring actions and cannot estimate the amount of the expense at this time.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies are critical, either because they relate to financial statement line items that are key indicators of our financial performance (e.g., revenue) and/or because their application requires significant management judgment:

  Revenue recognition

        For products sold directly to end-users, or to distributors that do not receive price concessions and do not have rights of return, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns and allowances are estimated based primarily on historical experience and provided at the time of shipment.

        For sales to distributors with agreements allowing for price concessions and product returns, we recognize revenue at the time we estimate the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. Pursuant to these agreements, older or end-of-life products are sold with no right of return and are not eligible for price concessions. In these cases, revenue is recognized upon shipment.

        At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in "deferred margin on sales to distributors", a component of current liabilities on the balance sheet. Deferred margin represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods could be less than the deferred margin as a result of price concessions. We do not reduce deferred margin by estimated future price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized has not been material in the past; however, since price concessions are highly dependent upon market conditions, there can be no assurance that the difference will not be material in the future. Price concessions are not granted for amounts in excess of the deferred margin.

        License revenue will be recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery, and we may enter into agreements requiring customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables.

  Allowance for Doubtful Accounts

        We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have been minimal. At December 31, 2001, we had $7.9 million of accounts receivable and an allowance for doubtful accounts of $450,000.

  Inventories and Related Reserves

        We record inventories at the lower of standard cost, determined on a first-in first-out basis, or market. Standard cost is our estimate of actual cost. Standard costs are determined based on our estimate of material costs, manufacturing yields and costs to assemble, test and package our products. We review differences between standard and actual costs, and, based on the nature of the difference, determine whether to record the amount on our balance sheet or in our statement of operations. Standard costs are revised at least twice each year.

        Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are reserved and the related charge is recorded as a cost of revenue. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100. At December 31, 2001, we had gross inventory of $10.7 million and a reserve of $4.2 million.

  Long-Lived Assets

        Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

        For certain long-lived assets, primarily fixed assets and goodwill and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Additionally, pursuant to applicable accounting rules, we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the cost at which it is recorded on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment. At December 31, 2001, we had $30.3 million of long-lived assets recorded on our balance sheet.

  Deferred Tax Assets

        We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At December 31, 2001, we had net operating loss carryforwards for federal and state income tax purposes of approximately $31.3 million and $10.4 million, respectively, that were fully reserved and therefore are not recorded on our balance sheet as an asset.

  Accrued Liabilities

        Certain of our accrued liabilities are based largely on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, a component of our restructuring reserve related to a loss we expect to incur for excess leased facility space is based on numerous assumptions and estimates, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances.

  Stock-Based Compensation Expense

        We are required to determine the fair value of certain stock option grants to non-employees, and record the amount as an expense over the period services are provided. Management calculates the fair value of these stock option grants using the Black-Scholes model, which requires us to estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (SFAS No. 141), Business Combinations, and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 142 requires goodwill and certain intangible assets to no longer be amortized to expense, but instead be subject to periodic testing for impairment. SFAS No. 142 is effective for our fiscal year beginning on January 1, 2002, except for the amortization and non-amortization provisions, which apply to all acquisitions subsequent to June 30, 2001. In accordance with SFAS No. 142, beginning January 1, 2002, we will no longer amortize goodwill or the value of previously acquired assembled workforces. At December 31, 2001, we had $21.6 million of goodwill and intangible assets recorded on our balance sheet, $17.3 million of which is goodwill and assembled workforces. For 2001 and 2000, we recorded goodwill and intangible asset amortization expense of $14.1 million and $4.4 million, respectively, representing 13.4% and 7.5% of our total operating expenses. We expect to record intangible asset amortization expense of approximately $3.3 million in 2002, assuming such assets do not become impaired and no other acquisitions are made.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including amortizable and non-amortizable intangible assets, and is effective for our fiscal year beginning on January 1, 2002, as well as for interim periods within 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF requires us to record certain consideration paid to distributors of our products as a reduction of revenue, whereas we previously recorded this consideration as a sales and marketing expense. Since application of this EITF results in a reclassification of costs, it will not have a material effect on our results of operations or financial position. Furthermore, we do not consider past consideration to be material and will therefore not reclassify the amount for financial reporting purposes.

Annual Results of Operations

        Revenue.    Revenue was $52.0 million for 2001, an increase of 3.9% from $50.0 million for 2000. This increase was primarily the result of our acquisition of CMD, which contributed $10.6 million of our 2001 revenue. Without CMD, our revenue would have been $41.4 million, a decrease of 17.4% from 2000. This decrease was primarily the result of a 7% decrease in unit demand and to a lesser extent, lower average selling prices. Weaker demand was largely attributable to a semiconductor industry downturn that began in the fourth quarter of 2000. To a lesser extent, increased competition, including competition from some customers incorporating dual-mode controllers, a device we do not sell, has reduced demand for our digital receiver products and led to decreases in our average selling prices.

        Revenue was $50.0 million for 2000, an increase of 135.5% from $21.2 million for 1999. This increase was driven primarily by strong demand for digitally enabled host systems and displays, as evidenced by a 121% increase in unit shipments. New product introductions and slightly higher average selling prices, resulting primarily from a shift in product mix, also contributed to our higher revenue level in 2000.

        Cost of revenue.    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue, as a percentage of revenue), excluding non-cash charges, decreased to 51.8% for 2001 from 62.4% for 2000. The decrease in gross margin from 2000 to 2001 was primarily due to the effect of lower volume and average selling prices during 2001 and to a lesser extent, the acquisition of CMD which has lower margin board products. Excluding $575,000 of revenue from licensing in 1999, which has no associated cost, gross margin increased from 61.4% to 62.4% in 2000. This increase from 1999 to 2000 was due primarily to higher revenue, resulting in lower overhead costs as a percentage of revenue, and slightly higher average selling prices, partially offset by higher unit product costs resulting from a shift in product mix. Cost of revenue excludes non-cash stock compensation and warrant expense of $279,000, $593,000 and $609,000 for 2001, 2000 and 1999, respectively. Including stock compensation and warrant expense, our product gross margin would have been 51.2%, 61.2% and 59.5% for 2001, 2000 and 1999, respectively.

        Research and Development.    R&D consists primarily of compensation and related costs for employees, fees for independent contractors and prototypes. R&D, excluding non-cash stock compensation and warrant expense, was $25.5 million, or 49.0% of revenue, for 2001, $12.8 million, or 25.6% of revenue, for 2000, and $7.2 million, or 33.7% of revenue, for 1999. The increase in absolute dollars in 2001 was primarily due to additional personnel and acquisitions of CMD and SCL. These acquisitions accounted for $5.1 million of the $12.7 million expense increase from 2000. Increased R&D expense as a percentage of revenue in 2001 reflected our intentional investment to gain initial penetration into the storage and consumer electronics markets. The increase in absolute dollars in 2000 was primarily due to increasing the number of our research and development employees by 52%, and to a lesser extent, increased costs associated with integrating our receiver technology with additional functionality and developing DVI with HDCP, PanelLink A/V and technology related to consumer electronics and storage applications. R&D excludes non-cash stock compensation and warrant expense of $9.3 million, $10.2 million, and $2.5 million for 2001, 2000, and 1999, respectively. Including stock compensation and warrant expense, R&D would have been $34.8 million, $23.0 million, and $9.7 million, or 67.0%, 46.0%, and 45.5%, of revenue for 2001, 2000, and 1999, respectively.

        Selling, General and Administrative.    SG&A consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Excluding non-cash stock compensation and warrant expense, SG&A was $18.8 million, or 36.1% of revenue for 2001, $18.9 million, or 37.8% of revenue, for 2000, and $8.1 million, or 38.2% of revenue, for 1999. The CMD and SCL acquisitions contributed $3.3 million of additional SG&A expense in 2001, which was offset by the effects of our headcount reduction and lower advertising expenses. Increased SG&A expense as a percentage of revenue in 2001 was a reflection of our intentional investment to gain initial penetration into the storage and consumer electronics markets. A substantial portion of the increase in SG&A from 1999 to 2000 was due to an increase in staffing levels of 83% and to a lesser extent, expanded sales and marketing activities to support new product introductions, the broadening of our customer and product base, and increased sales commissions resulting from higher revenue and more sales personnel. SG&A excludes non-cash stock compensation and warrant expense of $2.8 million for both 2001 and 2000, and $3.5 million for 1999. Including stock compensation and warrant expense, SG&A expense would have been $21.6 million, $21.7 million, and $11.6 million, or 41.5%, 43.4%, and 54.7% of revenue for 2001, 2000, and 1999, respectively.

        Stock Compensation and Warrant Expense.    Stock compensation and warrant expense was $12.4 million, or 23.8% of revenue for 2001, $13.6 million, or 27.2% of revenue, for 2000, and $6.7 million, or 31.4% of revenue, for 1999. The decrease in expense from 2000 to 2001 can be attributed primarily to our use of the accelerated method for recognizing expense for certain grants to employees, which results in a higher proportion of the expense being recognized in the initial year of grant. Additionally, our average stock price was lower during 2001, which also affects the amount of expense we recognized for certain options. Those decreases were partially offset by expense of $4.2 million associated with our acquisitions of CMD and SCL. The increase in 2000 was due to our acquisitions of DVDO and Zillion, and our higher stock price. In 1999, an expense of $595,000 associated with the achievement of a milestone on a warrant issued to Intel was recorded. The following table summarizes the components of our stock compensation and warrant expense for 2001, 2000 and 1999 (in thousands).

	Year Ended December 31,
	2001	2000	1999
Options granted prior to our initial public offering	$2,643	$4,394	$5,332
Options granted to consultants	2,322	4,693	751
Option repricing	—	—	—
Options assumed in connection with acquisitions	7,425	4,529	—
Warrant issuance	—	—	595

	$12,390	$13,616	$6,678

        Our unearned compensation balance of $7.1 million at December 31, 2001 will be amortized to expense over the next two years—approximately $5.6 million in 2002 and $1.5 million in 2003. This amortization will be one component of our stock compensation and warrant expense.

        We will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, (2) the repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance. Since the expense associated with our option repricing and grants to consultants is tied to our stock price and volatility, stock compensation expense will fluctuate from period to period and may increase significantly. Although we have not recognized any expense in connection with the option repricing to date, this may become a significant component of our stock compensation expense in future periods if our weighted average stock price exceeds the exercise price of these repriced options ($5.63). Approximately 4.5 million of the 20.5 million options outstanding as of December 31, 2001 were repriced options.

        Amortization of Goodwill and Intangible Assets.    For 2001, we recorded $14.1 million of expense for the amortization of goodwill and intangible assets recorded in connection with our acquisitions. This compares to expense of $4.4 million for 2000. The increase in 2001 can be attributed to additional acquisitions in 2001, and to a full year of expense recorded in 2001, versus a partial year in 2000, for the acquisitions we completed in 2000. Due to our adoption of SFAS No. 142 on January 1, 2002, we expect intangible asset amortization expense to decrease to approximately $3.3 million in 2002, assuming such assets do not become impaired and no other acquisitions are made.

        In-process Research and Development    In-process research and development represents technology that has not reached technological feasibility and that has no alternative future use as of the acquisition date.

  CMD

        During the quarter ended June 30, 2001, we recorded a one-time operating expense of $1.5 million for in-process research and development incurred in connection with the acquisition of CMD. As of the acquisition date, there were four identified development projects that met the necessary criteria—Titan 2U, Titan.next, SANBox and IDE Ultra-680. The value of these projects was determined by estimating their future cash flows from the time they were expected to become commercially feasible, discounting the net cash flows to their present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes. These estimates did not take into account any potential synergies that could be realized as a result of the acquisition, and were in line with industry averages and growth estimates for the storage and semiconductor industries.

        Revenue for Titan 2U was expected to commence in the fourth quarter of 2001 and to extend through 2003. Revenue for IDE Ultra-680 was expected to commence in the fourth quarter of 2001 and extend through 2004, and revenue for both Titan.next and SANBox was expected to commence in 2002 and extend through 2005. We based our revenue projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. The discount rate used for all projects was 25%, a rate that is consistent with the estimated rates of return on our intangible assets. This rate is higher than the industry weighted average cost of capital because of the risks associated with the inherent uncertainties of the successful development of the in-process research and development, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances.

        The percentage of completion for each project was determined based on research and development expenses incurred immediately prior to the acquisition as a percentage of total estimated research and development expenses to bring each project to technological feasibility. As of June 30, 2001, we estimated that Titan 2U was 25% complete with total projected costs of $164,000, that Titan.next was 15% complete with total projected costs of $200,000, that SANBox was 10% complete with total projected costs of $150,000 and that IDE Ultra-680 was 85% complete with total projected costs of $500,000. Consistent with our projections, revenue related to Titan 2U and IDE Ultra-680 commenced in the fourth of quarter of 2001 and revenue for Titan.next and SANBox is expected to commence in 2002.

  DVDO

        During the quarter ended September 30, 2000, a one time in-process research and development expense related to the acquisition of DVDO was recorded in the amount of $8.4 million. As of the date of our acquisition of DVDO, there was one identified project that met the necessary criteria, the 201 Image Enhancement Chip. The value of this project was determined by estimating its future cash flows from the time it was expected to become commercially feasible, discounting the net cash flows to their present value, and applying a percentage of completion to the calculated value. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes for the project. These estimates did not take into account any potential synergies that could be realized as a result of the acquisition, and were in line with industry averages and growth estimates for the semiconductor industry.

        Revenue for the project was expected to begin in the first quarter of 2001 and extend through 2004. We based our revenue projection on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. The discount rate used was 25%, a rate that is consistent with the estimated rates of return on our intangible assets. This rate is higher than the industry weighted average cost of capital because of the risks associated with the inherent uncertainties of the successful development of the in-process research and development, market acceptance of the technology, the useful life of the technology, the profitability level of such technology and the uncertainty of technological advances.

        The percentage of completion for the project was determined based on research and development expenses incurred immediately prior to the acquisition as a percentage of total research and development expenses to bring the project to technological feasibility. As of June 30, 2000, we estimated the project to be approximately 86% complete with remaining costs to be incurred on portions of logic, flow, layout, coding and testing. These costs were expected to be incurred over a six month period and were not expected to be material. The project began shipping to customers in the second quarter of 2001.

        We expect to make future acquisitions if advisable and may record additional expenses for in-process research and development in connection with those acquisitions.

        Impairment of Goodwill and Intangible Assets.    For 2001, we recorded $29.9 million of expense for the impairment of goodwill and intangible assets recorded in connection with the acquisitions of DVDO and CMD. DVDO goodwill and intangible assets became impaired primarily as a result of our decision to phase out or de-emphasize certain existing digital video processing products and to cease funding of certain digital video processing development projects. Additionally, prevailing economic and industry conditions and the departure of certain key DVDO employees during the quarter ended September 30, 2001 also contributed to the impairment expense of $13.9 million. We recorded impairment expense of $16.0 million in the fourth quarter of 2001 related to goodwill and intangible assets recorded in connection with our CMD acquisition. This impairment resulted primarily from a decrease in our initial estimate of future revenue from CMD's products.

        Restructuring.    During the quarter ended December 31, 2001, we reduced our workforce by approximately 60 people in connection with our plan to focus on products and technology in which we have, or believe we can achieve, a leadership position, and as a result of the continued integration of recently acquired companies. In connection with these actions, we recorded a restructuring expense of $1.5 million, consisting of severance related costs of $902,000, including $303,000 for the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000, and a fixed asset write-down of $50,000. We estimate that this restructuring will eliminate approximately $5.5 million of annual operating expenses. We operate in a cyclical industry and have acquired a number of companies, each of which can necessitate workforce reductions and create excess building capacity. We do not consider restructuring actions to be one-time events, but do expect them to occur infrequently. The following table sets forth the restructuring reserves as of October 9, 2001, the effective date of the restructuring, and activity against the reserve through December 31, 2001 (in thousands). All cash payments are expected to be complete by the fourth quarter of 2002.

	Balance Oct 9, 2001	Utilized	Balance Dec 31, 2001
Severance costs	$599	$(191)	$408
Non-cash intrinsic value of modified stock options	303	(303)	—
Estimated loss on building sublease	500	(115)	385
Non-cash fixed asset write-down	50	—	50

	$1,452	$(609)	$843

        Patent defense and acquisition integration costs.    Patent defense and acquisition integration costs were $1.8 million for 2001. Patent defense costs are related to the lawsuit we filed against Genesis Microchip in April 2001, and acquisition integration costs represent costs incurred to integrate CMD and SCL. We do not expect to incur additional integration costs for CMD and SCL, but do expect to incur patent defense costs at least until the middle of 2003.

        Interest Income.    Interest income decreased to $2.7 million for 2001, from $4.1 million for 2000, and increased from $1.3 million for 1999. These changes were primarily due to changes in interest rates and average cash and investment balances.

        Interest Expense and Other Net.    Interest expense and other, net increased to $309,000 for 2001 from $112,000 for 2000, and from $174,000 for 1999. The increase from 2000 to 2001 resulted from the assumption of a bank loan in the acquisition of CMD. The decrease from 1999 to 2000 resulted from repayment of our line of credit borrowings in the fourth quarter of 1999.

        Provision for Income Taxes.    No provision for income taxes was recorded for 2001 or 1999. Our provision for income taxes for 2000 was equal to 10.5% of our net income before taxes and non-cash charges, including in-process research and development, amortization of goodwill and intangible assets and stock compensation and warrant expense.

        At December 31, 2001, we had net operating loss carryforwards for federal and state income tax purposes of approximately $31.3 million and $10.4 million, respectively, that expire through 2021. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances. We do not expect to be subject to these restrictions or limitations.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit and capital lease financing. At December 31, 2001, we had $36.2 million in working capital and $41.2 million in cash, cash equivalents and short-term investments.

        Operating activities used $14.2 million of cash during 2001, generated $3.4 million of cash during 2000, and used $491,000 of cash during 1999. During 2001, net loss excluding depreciation, stock compensation and warrant expense, amortization and impairment of goodwill and intangible assets, in-process research and development and non-cash restructuring charges was $15.1 million. Inventories and accounts receivable increased from the prior year solely as a result of our acquisitions of CMD and SCL. However, decreases in both inventories and accounts receivable from operating activities provided $5.4 million of cash in 2001. Inventory levels at our distributors also decreased in 2001, causing our deferred margin on sales to distributors to decrease by $1.4 million. Additionally, we reduced accounts payable and accrued liabilities through operations by $3.1 million during 2001, which used cash. During 2000, net income excluding depreciation, stock compensation and warrant expense, amortization of goodwill and intangible assets and in-process research and development was $4.2 million and our deferred margin on sales to distributors increased $1.6 million. These sources of cash were partially offset by increases in accounts receivable and inventories of $2.4 million and $1.9 million, respectively. Accounts receivable and inventories increased as a result of our increased business volume. Deferred margin on sales to distributors increased as a result of higher inventory levels at our distributors, as demand for our products strengthened from the prior year. The use of cash for operations in 1999 was primarily the result of our net loss before non-cash expenses and increases in accounts receivable and inventories, offset by increases in accounts payable, accrued expenses and deferred margin on sales to distributors.

        We generated $12.6 million of cash from investing activities during 2001, and used $15.6 million and $24.3 million of cash for investing activities in 2000 and 1999, respectively. The source of cash in 2001 was net proceeds from sales of short-term investments, partially offset by acquisition costs and purchases of property and equipment. The primary uses of cash in 2000 were for net purchases of short-term investments and purchases of property and equipment. In 1999, the most significant use of cash was the investment of our initial public offering proceeds in short-term investments, partially offset by sales of the same investments.

        We used $2.7 million of cash for financing activities in 2001, generated $1.8 million in 2000, and $48.3 million in 1999. Cash used by financing activities in 2001 was from security deposits on lease financing and debt payments, partially offset by cash provided by issuances of common stock for stock option exercises or stock purchase plan sales. Cash provided by financing activities in 2000 was from issuances of common stock and repayments of stockholder notes, partially offset by a security deposit requirement for leased equipment. Primarily all cash generated from financing activities in 1999 was from our initial public offering.

Debt and Lease Obligations

        In November 2001, we financed a $382,000 insurance premium with monthly payments of $44,000. This agreement bears interest at a rate of 7% and will be paid in full by the end of July 2002.

        In June 2001, upon closing of the CMD acquisition, we assumed a $3.1 million loan. This loan, which matures in April 2002, is secured by a certificate of deposit totaling $3.1 million, and bears interest at 2% above the rate in effect under this certificate of deposit (2.05% at December 31, 2001). We intend to refinance this note over a longer term.

        In May 2001, we financed a $423,000 insurance premium with monthly payments of $32,000. This agreement bears interest at a rate of 7.5% and will be paid in full by the end of June 2002.

        In October 2000, we entered into an equipment financing agreement with monthly payments of approximately $42,000 due through October 2003. This agreement is secured by a certificate of deposit totaling $860,000 at December 31, 2001, the current and non-current portions of which are included prepaid expenses and other current assets and other assets, respectively, and bears interest at 2% above the rate in effect under this certificate of deposit (1.9% at December 31, 2001).

        We lease certain software and equipment under lease agreements accounted for as capital leases. These leases mature from February 2002 to September 2003, currently require monthly payments of $115,000 and bear interest at rates ranging from 7.5% to 9.1%. Many of these leases include end of lease bargain purchase options, which we intend to exercise. Our obligations under these leasing arrangements are secured by the leased equipment and, in some cases, cash.

        In October 1999, we entered into a noncancelable operating lease for our principal operating facility that expires in July 2003 and requires average monthly rental payments of approximately $135,000. The lease is secured by a certificate of deposit in the amount of $583,000, the current and non-current portions of which are included in prepaid expenses and other current assets and other assets, respectively. This security requirement will be reduced to zero by July 2003. In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California, that expires in November 2005 and requires average monthly rental payments of approximately $105,000. A portion of this facility has been subleased through July 2003, generating monthly sublease income of approximately $15,000.

        In October 1999, the balance due under our line of credit was repaid in full and the line of credit expired in April 2000. Future minimum payments for operating lease commitments, debt obligations, and capital leases, including interest, outstanding at December 31, 2001 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2002	$3,682	$1,145	$4,032
2003	183	636	2,839
2004	—	—	1,513
2005	—	—	1,514
2006	—	—	18

Total minimum payments	$3,865	$1,781	$9,916

        We plan to spend approximately $2 million during the next 12 months for equipment, furniture and software.

        Based on our expected cash usage in 2002, we believe our existing cash balance is sufficient to meet our capital and operating requirements for at least the next 12 months. Operating and capital requirements depend on many factors, including the levels at which we generate revenue and maintain margins, inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity and our operating expenses. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to our stockholders or us.

Pro forma discussion

        In addition to our financial statements prepared in accordance with GAAP, we provide our stockholders with pro forma financial information. We believe our presentation of pro forma results provides useful and meaningful information to investors. Our presentation of pro forma information excludes non-cash expenses resulting from acquisitions or the issuance of stock options, as well as unusual or infrequent expenses that are not directly attributable to our ongoing operations and are expected to be incurred over a limited period of time. Because of these exclusions, our presentation is not in accordance with GAAP. Additionally, our presentation of pro forma information may not be consistent with that of other companies. Pro forma information is not, and should not be considered, a substitute for financial information prepared in accordance with GAAP. We recognize that we must be consistent in our identification and presentation of unusual or infrequent items, including both favorable and unfavorable items, that meet these criteria. The following table is a reconciliation of our net loss prepared in accordance with GAAP to pro forma net income (loss) reported by management (in thousands):

	Year Ended December 31,
	2001	2000	1999
	(unaudited)
GAAP net loss	$(76,108)	$(23,243)	$(7,621)
Pro forma adjustments:
Stock compensation and warrant expense(1)	12,390	13,616	6,678
Amortization of goodwill and intangible assets(2)	14,124	4,356	—
In-process research and development(3)	1,500	8,410	—
Impairment of goodwill and intangible assets(4)	29,880	—	—
Restructuring (5)	1,452	—	—
Patent defense and acquisition integration costs(6)	1,841	—	—

Pro forma net income (loss)	$(14,921)	$3,139	$(943)

(1)
Non-cash expenses associated with certain stock options and warrants issued to employees prior to our Initial Public Offering, to employees of acquired companies, and to non-employees or other companies in exchange for goods or services.

(2)
Non-cash expenses for the amortization of intangible assets recorded in connection with our acquisitions.

(3)
A one-time, non-cash expense for the value assigned to an acquired company's existing research and development projects.

(4)
Non-cash expenses to reduce the carrying values of intangible assets recorded in connection with our acquisitions to their estimated fair values.

(5)
Severance and other costs resulting from our involuntary workforce reduction. This expense has been excluded since it is expected to be incurred only infrequently.

(6)
Costs incurred to defend our intellectual property and to integrate the operations of companies we have acquired. These expenses have been excluded because they are infrequent and are expected to be incurred over a limited period of time.

        Since management does not evaluate items such as amortization of goodwill and intangible assets, stock-based compensation, impairment charges and other non-cash or infrequent or unusual items when assessing the performance of our ongoing operations or when allocating resources, our presentation of pro forma information provides investors with a presentation of our operating results as they are viewed and assessed by our management. In addition, we believe that the exclusion of intangible charges helps the investor better understand the use of tangible resources in our operations, as well as our liquidity position, and the exclusion of unusual or infrequent items helps the investor evaluate our underlying performance. This information should be read in conjunction with our audited financial statements and notes thereto prepared in accordance with GAAP and included in Item 14 of this report.

Factors Affecting Future Results

        You should carefully consider the following risk factors, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We have a limited operating history and operate in rapidly evolving markets, which make it difficult to evaluate our future prospects.

        We were founded in 1995 and have a limited operating history, which makes an evaluation of our future success difficult. In addition, the revenue and income potential of our business and the markets we serve is unproven. We began volume shipments of our first display products in the third quarter of 1997. The Digital Visual Interface, or DVI, specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. The DVI specification defines a high-speed data communication link between computers and digital displays, such as flat panel displays, projectors and cathode ray tubes. We have only recently completed our first generation of consumer electronics and storage IC products. Accordingly, we face risks and difficulties frequently encountered by early-stage companies in new and rapidly-evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We have a history of losses and may not become profitable.

        We have incurred net losses in each quarter since our inception, including losses of $76.1 million in 2001, $23.2 million in 2000, and $7.6 million in 1999. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

Our quarterly operating results may fluctuate significantly and are difficult to predict.

        Our quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

  •
  the growth and evolution of industry standards for our key markets, including digital-ready PCs and displays, consumer electronics and storage devices;

  •
  competitive pressures, including the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products;

  •
  the availability of other semiconductors or other key components that are required to produce a complete solution for the customer. Usually, we supply one of many necessary components;

  •
  the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products; and

  •
  fluctuations in the price of our stock which drive a portion of our non-cash stock compensation and warrant expense.

        Because we have little or no control over these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our future quarterly operating results are highly dependent upon achieving success in targeted new markets of storage and consumer electronics.

        Our quarterly operating results may fluctuate based on how well we manage our business. Some of the factors that may affect how well we manage our business include the following:

  •
  our ability to manage product introductions and transitions;

  •
  our ability to successfully manage our entry into new markets such as storage and consumer electronics;

  •
  the success of the distribution channels through which we choose to sell our products; and

  •
  our ability to manage expense and inventory levels.

        If we fail to effectively manage our business, this could adversely affect our results of operations.

Our strategic restructuring program may not be successful.

        In October 2001, we announced a program to refocus our resources on products and markets in which we have, or believe we can establish, a leadership position. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and establishing industry standards for the consumer electronics and storage markets, as well as developing new products for storage markets. We will be phasing out or de-emphasizing some products and development projects for certain digital video processors and integrated monitor controllers, although we intend to license our PanelLink core for integrated monitor controller products.

        There is no guarantee that our strategic restructuring program will be successful. The consumer electronics market and storage market for devices using a Fibre Channel or Serial ATA interface are still developing and evolving and we are still developing our first generation of products for these markets. We have only recently begun to achieve design wins in both CE devices, such as set-top boxes and digital televisions, and storage devices using the Fibre Channel interface, such as Fibre Channel Host Bus Adapters and Switches, and have yet to achieve a design win for storage devices using the Serial ATA interface. Consequently, we may not achieve a leadership position in these markets. We may face customer dissatisfaction and negative publicity due to our decision to phase out or de-emphasize certain existing products and to cancel development projects. This could increase our costs, damage our reputation and distract our management. We have limited experience marketing and selling our technology on a licensing basis. We signed our first two license deals during the first quarter of 2002; however, there can be no assurance that additional companies will be interested in licensing our PanelLink core on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will pay agreed upon royalties, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. If we are ineffective at implementing or managing our strategic restructuring program, our business could be harmed.

We face intense competition in our markets, which may lead to reduced revenue from sales of our products and increased losses.

        The high-speed communication, display and storage semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our current display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog- and DVI-based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Macronix, Matrox, National Semiconductor, nVidia, Phillips, Pixelworks, Sage, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine have all begun shipping products or announced intentions to introduce products that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. In the future, our current or potential customers may also develop their own proprietary solutions that would likely be the integration of a DVI transmitter or receiver into one of their products.

        In the consumer electronics market, our video processing products face competition from products sold by AV Science, Focus Enhancements, Genesis, nDSP, N/S Mediamatics, Micronas Semiconductor,

Phillips Semiconductor, Pixelworks, Sage and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers.

        In the storage market, our Fibre Channel product faces competition from companies selling similar discrete products, including Agilent and Vitesse, from other Fibre Channel SerDes providers who license their core technology such as LSI Logic, and from companies that sell HBA controllers with integrated SerDes, such as QLogic and Agilent.

        We expect that our Serial ATA products will compete with similar products from Marvell. In addition, other companies have developed or announced intentions to develop SATA controllers such as Adaptec, APT, Intel, LSI Logic, Promise and Vitesse. We also may compete against Intel and other motherboard chip-set makers that may integrate SATA functionality into their chipsets.

        Our Parallel ATA products compete with IC vendors including Promise and Highpoint. Our RAID controller board products face competition from Mylex, Infortrend, and Chaparral.

        Some of these competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our storage products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly more financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote more resources to the promotion and sale of their products. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and increase our losses.

Growth of the market for our products for both computers and digital displays depends on the widespread adoption and use of the DVI specification.

        Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which manufacturers of computers and digital displays will adopt the DVI specification. To date, relatively few systems implementing all of the electrical and mechanical aspects of the DVI specification have been shipped. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Delays in the widespread adoption of the DVI specification could reduce acceptance of our products and limit our revenue growth.

Our ability to increase sales of our products for display systems depends on host system manufacturers including DVI-compliant transmitters in their systems.

        Our success depends on increasing sales of our receiver products to display manufacturers. To increase sales of our receiver products, we need computer manufacturers to incorporate DVI-compliant transmitters in their systems, making these systems digital-ready. If computers are not digital-ready, they will not operate with their digital displays, which will limit and may reduce the demand for our digital receiver products.

Our success depends on the growth of the new and emerging digital display market.

        Our business depends on the growth of the new and emerging digital display market. The potential size of the digital display market and its rate of development are uncertain and will depend on many factors, including:

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

Our success depends on the development and growth of markets for products based on new and emerging storage technologies.

        Our product development efforts in the storage market are focused on the development of products using new interface technologies such as Fibre Channel and Serial ATA. The markets for these new interface technologies are at an early stage of development, and there can be no assurance that they will replace other storage interfaces that are now widely used, such as Parallel ATA and SCSI. The potential size and rate of development of these markets are uncertain and will depend on many factors, including:

  •
  the rate at which manufacturers of storage subsystems adopt new interface technologies, which are currently more costly to implement than existing interface technologies;

  •
  the availability of cost-effective semiconductors for storage subsystems that implement new interface technologies for the storage market; and

  •
  improvement to existing storage interface technologies such as Parallel ATA and SCSI, or the introduction of other new storage interface technologies, either of which may decrease consumer demand for our storage products.

        In particular, the rate of implementation of the Serial ATA interface will depend on how quickly drive manufacturers, motherboard and PC providers and chipmakers are able to resolve technical communication and functionality issues to enable a "plug and play" environment where a computer system is automatically able to recognize and configure storage devices. Resolution of these issues could be time-consuming, and will depend in good measure on the ability of chipmakers to incorporate the required high-speed serial data transfer capabilities into their semiconductors without sacrificing manufacturing yields.

        Any delay in acceptance of new interface technologies, or a reduction in the growth or size of the market for systems based on Serial ATA or Fibre Channel technologies would limit sales of our storage products and reduce our revenue.

        To date, we have not achieved any design wins for our recently announced Serial ATA products, and only a limited number of design wins for our Fibre Channel storage products. Even after we have achieved a design win from an OEM, we may not realize any revenue, or significant revenue, from that OEM since a design win is not a binding commitment to purchase our products and the OEM may not achieve market acceptance for their product.

A substantial amount of our revenue is generated by products for the PC industry, which is an industry that has slowed in growth.

        Since inception, we have derived substantially all of our revenue from our products for PCs and PC-related displays. Accordingly, we are highly dependent on the PC industry, which experienced a slowdown in growth during the second half of 2000 that continued throughout 2001. We cannot predict the duration or severity of the this downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

        Although we are attempting to broaden our product offerings to include products for the consumer electronics and storage markets, there can be no guarantee that we will succeed in this effort. To date, we have only achieved limited design wins in the consumer electronics industry. If we fail to consistently achieve design wins in the consumer electronics and storage markets, we will remain highly dependent on the PC industry.

Our lengthy sales cycle can result in a delay between incurring expenses and generating revenue, which could harm our operating results.

        Because our products, including our Serial ATA products announced in February 2002, are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can exceed nine months, and it can then be an additional nine months before a customer commences volume shipments of systems incorporating our products, if at all. Given our lengthy sales cycle, we may experience a delay between the time we incur expenditures and the time we generate revenue, if any. As a result, our operating results could be seriously harmed if a significant customer reduces or delays orders, or chooses not to release products incorporating our products.

We depend on a few key customers and the loss of any of them could significantly reduce our revenue.

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For 2001, shipments to Samsung, a Korean customer, and Compaq, a global customer, each generated 12% of our revenue, and shipments to World Peace International, an Asian distributor, generated 11% of our revenue. For 2000, shipments to World Peace generated 18% of our revenue and shipments to Kanematsu, a Japanese distributor, generated 16% of our revenue. For 1999, shipments to Kanematsu generated 17% of our revenue, shipments to World Peace generated 16% of our revenue, and shipments to Microtek, a Japanese distributor, generated 11% of our revenue. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

  •
  one or more of our key customers or distributors significantly reduces, delays or cancels orders; or

  •
  one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

        Due to our recent acquisitions and entrance into new markets, our customer base has broadened significantly and we therefore anticipate being less dependent on a relatively small number of customers to generate revenue. However, as product mix may fluctuate from quarter to quarter, we may become more dependent on a small number of customers or a single customer for a significant portion of our revenue in a particular quarter, the loss of which could adversely affect our operating results.

We sell our products through distributors, which limits our direct interaction with our customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

        Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 40% of our revenue for 2001, 66% of our revenue for 2000 and 61% of our revenue for 1999. We expect the percentage of revenue generated through distributors in 2002 to return to levels consistent with prior years as our IC business grows at a faster rate than our storage sub-systems business. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

        We are sometimes required to maintain certain levels of our inventory at a customer's or intermediary's site in line with a customer's projection of their requirements. These customer projections are generally non-binding and we risk excess and obsolete inventory in the event that the customer's projections decrease or do not materialize and we cannot re-allocate the inventory to other customers. Any of these events may adversely affect our results from operations.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner because the process of developing high-speed semiconductor products is complex and costly.

        The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. In February 2002, we announced our SATALink product family and we expect to introduce new consumer electronics, storage, transmitter and receiver products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

  •
  accurate prediction of market requirements and evolving standards, including enhancements to existing standards such as DVI, HDCP and SATA;

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

        We plan to introduce new products for the storage market, including our recently announced Serial ATA products. We do not expect to begin generating revenues from these products before the second half of 2002, and it is possible that we may experience delays beyond this period in generating revenues from these products. To date, we have not achieved any design wins for our new Serial ATA products. We are still working with a semiconductor foundry and with potential customers to complete product development and to validate manufacturing methods and processes to support volume production. Each of these steps may involve unanticipated difficulties, which could delay product introduction and reduce market acceptance of the product. There can be no assurance that we will be able to achieve design wins for these or any of our planned new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields.

We have made acquisitions in the past and may make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

        Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions of other companies. In the second half of 2000, we completed the acquisitions of Zillion Technologies, LLC and DVDO, Inc., and in the second half of 2001, we completed the acquisitions of CMD Technology Inc. and Silicon Communication Lab, Inc. (SCL). Acquisitions of high-technology companies involve numerous risks, including, but not limited to, the following:

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

        In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. For example, demand in the semiconductor industry rose to record levels in 1999, but is currently in a downward cycle. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third party suppliers. Production capacity for semiconductors fabricated using 0.18 micron technology, currently the most advanced technology used in mass production, is somewhat limited. This may impact our ability to meet demand and could also increase our production costs. We expect that less than 5% of our 2002 revenue will be generated by products that are manufactured using 0.18 micron technology. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

We depend on third-party sub-contractors to manufacture, assemble and test nearly all of our products, which reduces our control over the production process.

        We do not own or operate a semiconductor fabrication facility. We rely almost entirely on TSMC, an outside foundry, to produce all of our display-related semiconductor products. We also rely on Kawasaki and Atmel, who are also outside foundries, to produce our storage semiconductor products. Our reliance on independent foundries involves a number of significant risks, including, but not limited to:

  •
  reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  •
  lack of guaranteed production capacity or product supply; and

  •
  lack of availability of, or delayed access to, next-generation or key process technologies.

        For example, production capacity for semiconductors fabricated using 0.18 micron technology, currently the most advanced technology used in mass production, is somewhat limited. This may impact our ability to meet demand and could also increase our production costs. We expect that approximately 3% of our 2002 revenue will be generated by products that are manufactured using 0.18 micron technology.

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

        A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for 2001, 79% of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

  •
  difficulties in managing from afar;

  •
  political and economic instability;

  •
  difficulties in collecting accounts receivable;

  •
  difficulties in complying with multiple, conflicting and changing laws and regulations, including export requirements, tariffs, import duties, visa restrictions and other barriers; and

  •
  competition from foreign-based suppliers and the existence of protectionist laws and business practices that favor these suppliers, such as withholding taxes on payments made to us.

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

        We rely on a combination of patent, copyright, trademark, mask work and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patents will be issued as a result of any applications or, if issued, that any claims allowed will protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. It is possible that existing or future patents may be challenged, invalidated or circumvented and effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, and the outcome often is not predictable. As a result, despite our efforts and expenses, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business.

Our participation in the Digital Display Working Group requires us to license some of our intellectual property for free, which may make it easier for others to compete with us.

        We are a promoter of the Digital Display Working Group, which published and promotes the DVI specification. Our strategy includes establishing the DVI specification as the industry standard, promoting and enhancing this specification and developing and marketing products based on this specification and future enhancements. As a result:

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

        In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis' behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. We expect that this matter will not go to trial until early 2003.

        There can be no assurance that we will prevail in this litigation. While this litigation is pending, Genesis can use the technology covered by these patents to develop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by this patent. Even if we do prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products. In addition, further disputes may occur regarding the scope of the intellectual property license we have granted to Digital Display Working Group participants for use in implementing the DVI specification in their products. These disputes may result in additional costly and time-consuming litigation or the license of additional elements of our intellectual property for free.

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

        If we are forced to take any of these actions, we may be unable to manufacture and sell our products. We may be exposed to liability for monetary damages, the extent of which would be very difficult to accurately predict. In addition, we may be exposed to customer claims, for potential indemnity obligations, and to customer dissatisfaction and a discontinuance of purchases of our products while the litigation is pending. Any of these consequences could substantially harm our business and results of operations.

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

Our recent workforce reductions may seriously harm our business.

        In connection with our efforts to streamline our operations and reduce costs, in October 2001, we announced a program to reduce our workforce by approximately 20%, based on our staffing level at that time. In addition, in February 2002 we implemented an additional workforce reduction of approximately 13%, based on our staffing level at that time. As a result of these reductions, our marketing, sales and customer support capabilities could be reduced, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. These workforce reductions, or future workforce reductions, if any, may reduce employee morale and create concern among existing employees about job security, which could lead to increased turnover. Workforce reductions may also raise concerns among customers, suppliers and other corporate partners regarding our continued viability. Further, these workforce reductions may subject us to the risk of litigation, which could be costly to defend, divert the attention of management and subject us to possible liability for damages.

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

        Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the year ended December 31, 2001, customers located in Taiwan generated 25% of our revenue and customers and distributors located in Japan generated 16% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

Item 7A. Quantitative and Qualitative Disclosures of Market Risk

Interest Rate Risk

        Our cash equivalents and short-term investments consist primarily of fixed-income securities that are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not be expected to have a material effect on our near-term results of operations or financial condition. Our long-term capital lease obligations bear interest at fixed rates; therefore, our results of operations would not be affected by immediate changes in interest rates. Also, components of our stock compensation expense are tied to our stock price. Changes in our stock price can have a significant affect on the amount recorded as stock compensation expense.

Foreign Currency Exchange Risk

        All of our sales are denominated in U.S. dollars, and substantially all of our expenses are incurred in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates should not have a material effect on our future operating results or cash flows; however, a long term change in foreign currency rates would likely result in increased wafer, packaging, assembly or testing costs.

Item 8. Financial Statements and Supplementary Data

        The Financial Statements and Supplemental Data required by this item are set forth at the pages indicated at Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item, which will be set forth under the captions "Proposal No. 1 Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in Silicon Image's Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this Item, which will be set forth under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in Silicon Image's Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item, which will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Silicon Image's Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item, which will be set forth under the caption "Certain Relationships and Related Transactions" in Silicon Image's Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as a part of this Form:

1.
Financial Statements:

  Consolidated Statements of Operations for the three years ended December 31, 2001
  Consolidated Balance Sheets at December 31, 2001 and December 31, 2000
  Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001
  Consolidated Statements of Cash Flows for the three years ended December 31, 2001
  Notes to Financial Statements
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

(b)
Reports on Form 8-K:

        On October 2, 2001, November 21, 2001 and December 6, 2001, we filed amended current reports on Forms 8-K to provide additional unaudited financial statements and selected unaudited pro forma financial data in connection with our acquisition of CMD.

        On October 30, 2001, we filed a current report on Form 8-K regarding the appointment of Robert Gargus as Chief Financial Officer by the Board of Directors.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenue	$51,966	$50,035	$21,244
Cost and operating expenses:
Cost of revenue(1)	25,063	18,798	7,985
Research and development(2)	25,473	12,811	7,168
Selling, general and administrative(3)	18,773	18,902	8,110
Stock compensation and warrant expense	12,390	13,616	6,678
Amortization of goodwill and intangible assets	14,124	4,356	—
In-process research and development	1,500	8,410	—
Impairment of goodwill and intangible assets	29,880	—	—
Restructuring	1,452	—	—
Patent defense and acquisition integration costs	1,841	—	—

Total cost and operating expenses	130,496	76,893	29,941

Loss from operations	(78,530)	(26,858)	(8,697)
Interest income	2,731	4,095	1,250
Interest expense and other, net	(309)	(112)	(174)

Net loss before provision for income taxes	(76,108)	(22,875)	(7,621)
Provision for income taxes	—	368	—

Net loss	$(76,108)	$(23,243)	$(7,621)

Net loss per share:
Basic and diluted	$(1.32)	$(0.47)	$(0.38)

Weighted average shares	57,790	49,720	20,192

(1)
Excludes non-cash stock compensation and warrant expenses of $279,000, $593,000, and $609,000 for 2001, 2000, and 1999, respectively.

(2)
Excludes non-cash stock compensation and warrant expenses of $9.3 million, $10.2 million, and $2.5 million for 2001, 2000, and 1999, respectively.

(3)
Excludes non-cash stock compensation and warrant expenses of $2.8 million, $2.8 million, and $3.5 million for 2001, 2000, and 1999, respectively.

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$18,946	$23,224
Short-term investments	22,272	36,965
Accounts receivable, net of allowance for doubtful accounts of $450 in 2001 and $290 in 2000	7,475	7,088
Inventories, net	6,536	3,064
Prepaid expenses and other current assets	2,969	1,644

Total current assets	58,198	71,985
Property and equipment, net	8,694	4,371
Goodwill and intangible assets, net	21,628	21,353
Other assets	1,642	1,790

Total assets	$90,162	$99,499

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$5,165	$3,961
Accrued liabilities	8,762	5,745
Capital lease and other obligations, current	4,690	777
Deferred margin on sales to distributors	3,402	4,789

Total current liabilities	22,019	15,272
Capital lease and other obligations, long-term	819	1,030

Total liabilities	22,838	16,302

Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 63,515,742—2001 and 53,949,000—2000	64	54
Additional paid-in capital	194,280	137,147
Notes receivable from stockholders	(167)	(162)
Unearned compensation	(7,101)	(10,198)
Accumulated deficit	(119,752)	(43,644)

Total stockholders' equity	67,324	83,197

Total liabilities and stockholders' equity	$90,162	$99,499

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Notes Receivable From Stockholders	Unearned Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1998	9,560	$10	13,572	$14	$24,953	$(96)	$(2,249)	$(12,780)	$9,852
Common stock issued for cash and notes	—	—	5,630	5	1,718	(1,385)	—	—	338
Repayments of note receivable	—	—	—	—	—	26	—	—	26
Net proceeds from initial public offering	—	—	8,970	9	48,282	—	—	—	48,291
Conversion of Convertible Preferred Stock upon completion of initial public offering	(9,560)	(10)	23,314	23	(13)	—	—	—	—
Unearned compensation	—	—	—	—	9,116	—	(9,116)	—	—
Stock compensation expense	—	—	—	—	739	—	5,344	—	6,083
Stock warrant expense (Note 8)	—	—	—	—	595	—	—	—	595
Net loss	—	—	—	—	—	—	—	(7,621)	(7,621)

Balance at December 31, 1999	—	—	51,486	51	85,390	(1,455)	(6,021)	(20,401)	57,564
Net issuances of common stock	—	—	710	1	998	—	—	—	999
Common stock issued for ESPP	—	—	194	—	1,013	—	—	—	1,013
Common stock issued for acquisitions (Note 2)	—	—	1,498	2	31,953	—	—	—	31,955
Common stock issued for warrant exercise	—	—	61	—	—	—	—	—	—
Repayments of notes receivable	—	—	—	—	—	1,293	—	—	1,293
Unearned compensation	—	—	—	—	13,086	—	(13,086)	—	—
Stock compensation expense	—	—	—	—	4,707	—	8,909	—	13,616
Net loss	—	—	—	—	—	—	—	(23,243)	(23,243)

Balance at December 31, 2000	—	—	53,949	54	137,147	(162)	(10,198)	(43,644)	83,197
Net issuances of common stock	—	—	845	2	569	—	—	—	571
Common stock issued for ESPP	—	—	342	—	1,491	—	—	—	1,491
Common stock issued for acquisitions (Note 2)	—	—	7,931	8	45,477	—	—	—	45,485
Common stock issued for warrant exercise	—	—	449	—	—	—	—	—	—
Expense on option acceleration (Note 3)	—	—	—	—	303	—	—	—	303
Interest on notes receivable	—	—	—	—	—	(5)	—	—	(5)
Unearned compensation	—	—	—	—	6,892	—	(6,892)	—	—
Stock compensation expense	—	—	—	—	2,401	—	9,989	—	12,390
Net loss	—	—	—	—	—	—	—	(76,108)	(76,108)

Balance at December 31, 2001	—	$—	63,516	$64	$194,280	$(167)	$(7,101)	$(119,752)	$67,324

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(76,108)	$(23,243)	$(7,621)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,805	1,068	581
Stock compensation and warrant expense	12,390	13,616	6,678
Amortization of goodwill and intangible assets	14,124	4,356	—
In-process research and development	1,500	8,410	—
Impairment of goodwill and intangible assets	29,880	—	—
Non-cash restructuring	353	—	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	3,065	(2,350)	(3,035)
Inventories	2,290	(1,944)	(464)
Prepaid expenses and other assets	53	(95)	(1,894)
Accounts payable	(1,222)	699	1,609
Accrued liabilities	(1,893)	1,243	1,002
Deferred margin on sales to distributors	(1,387)	1,646	2,653

Cash provided by (used in) operating activities	(14,150)	3,406	(491)

Cash flows from investing activities:
Purchases of short-term investments	(12,963)	(27,387)	(29,420)
Proceeds from sale of short-term investments	30,347	14,921	6,322
Purchases of property and equipment	(1,789)	(2,161)	(1,204)
Acquisition costs, net of cash acquired	(2,983)	(959)	—

Cash provided by (used in) investing activities	12,612	(15,586)	(24,302)

Cash flows from financing activities:
Proceeds from issuances of common stock	2,062	2,012	338
Repayments of notes receivable	—	1,293	26
Repayments of debt	(2,111)	(509)	(342)
Security deposit on lease financing	(2,691)	(1,040)	—
Net proceeds from initial public offering	—	—	48,291
Other	—	—	32

Cash provided (used in) by financing activities	(2,740)	1,756	48,345

Net increase (decrease) in cash and cash equivalents	(4,278)	(10,424)	23,552
Cash and cash equivalents—beginning of period	23,224	33,648	10,096

Cash and cash equivalents—end of period	$18,946	$23,224	$33,648

Supplemental cash flow information:
Acquisitions of property and equipment under capital lease arrangements	$—	$1,290	$61

Issuances of common stock in exchange for notes receivable	$—	$—	$1,385

Financing arrangements for insurance premiums	$805	$—	$—

Cash payments for interest	$282	$89	$168

Cash payments (refunds) for income taxes	$(225)	$225	$—

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

        We were incorporated in January 1995 and design, develop and market semiconductor solutions for applications that require cost-effective, high-bandwidth, integrated solutions for high-speed data communications, and storage subsystems for storage area networks.

Basis of presentation

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. The consolidated financial statements include the accounts of Silicon Image, Inc. and our subsidiaries after elimination of intercompany balances and transactions.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation or to give effect to our two-for-one stock split, which was effective August 18, 2000.

Revenue recognition

        For products sold directly to end-users, or to distributors that do not receive price concessions and do not have rights of return, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns and allowances are estimated based primarily on historical experience and provided at the time of shipment.

        For sales to distributors with agreements allowing for price concessions and product returns, we recognize revenue at the time we estimate the distributor sells the product to its end customer. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to an end-user, at which time the sales price becomes fixed. Pursuant to these agreements, older or end-of-life products are sold with no right of return and are not eligible for price concessions. In these cases, revenue is recognized upon shipment.

        At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in "deferred margin on sales to distributors", a component of current liabilities on the balance sheet. Deferred margin represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods could be less than the deferred margin as a result of price concessions. We do not reduce deferred margin by estimated future price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized has not been material in the past; however, since price concessions are highly dependent upon market conditions, there can be no assurance that the difference will not be material in the future. Price concessions are not granted for amounts in excess of the deferred margin.

        License revenue will be recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery, and we may enter into agreements requiring customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables.

Allowance for Doubtful Accounts

        We review accounts receivable and provide a reserve for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have been minimal.

Inventories and Related Reserves

        We record inventories at the lower of standard cost, determined on a first-in first-out basis, or market. Standard cost is our estimate of actual cost. Standard costs are determined based on our estimate of material costs, manufacturing yields and costs to assemble, test and package our products. We review differences between standard and actual costs, and, based on the nature of the difference, determine whether to record the amount on our balance sheet or in our statement of operations. Standard costs are revised at least twice each year.

        Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are reserved and the related charge is recorded as a cost of revenue. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100.

Long-lived assets

        Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

        For certain long-lived assets, primarily fixed assets and goodwill and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to expense long-lived assets, which results in an equal amount of expense in each period. Additionally, pursuant to applicable accounting rules, we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the cost at which it is recorded on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

        We assign the following useful lives to our fixed assets—three years for computers and software, three to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years.

Income taxes

        We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is likely that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At December 31, 2001, we had net operating loss carryforwards for federal and state income tax purposes of approximately $31.3 million and $10.4 million, respectively, that were fully reserved and therefore are not recorded on our balance sheet as an asset.

Accrued liabilities

        Certain of our accrued liabilities are based largely on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, a component of our restructuring reserve related to a loss we expect to incur for excess leased facility space is based on numerous assumptions and estimates, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances.

Stock-based compensation

        We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Expense associated with stock-based compensation is amortized over the vesting period of the individual award using an accelerated method, as described in Financial Accounting Standards Board Interpretation No. 28.

        We are required to determine the fair value of certain stock option grants to non-employees, and record the amount as an expense over the period services are provided. Management calculates the fair value of these stock option grants using the Black-Scholes model, which requires us to estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience.

Cash equivalents and short-term investments

        We consider all highly-liquid investments maturing within three months from the date of purchase to be cash equivalents. All of our short-term investments are classified as available-for-sale at the balance sheet dates, and have been presented at amortized cost, which approximates fair value. If material, any temporary difference between the cost and fair value of an investment would be presented as a separate component of stockholder's equity. At December 31, 2001, the average remaining contractual maturity of all short-term investments was approximately five months.

        Cash equivalents and short-term investments, by security type, were as follows (in thousands):

	December 31,
	2001	2000
Cash and Cash Equivalents:
Cash	$594	$406
Commercial paper	9,637	12,339
Market auction preferred securities	6,900	8,400
Money market funds	1,815	2,079

	$18,946	$23,224

Short-term investments:
Commercial paper	$—	$13,176
Corporate notes and bonds	13,157	23,388
US government agencies	6,022	—
Bank certificates of deposit	3,093	401

	$22,272	$36,965

Concentration of credit risk

        Financial instruments that potentially subject Silicon Image to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We may invest in a variety of financial instruments and, by policy, we limit the amount of credit exposure through diversification and by investing only in instruments of high-grade government or commercial issuers. We perform ongoing credit evaluations of our customers' financial condition and may require collateral, such as letters of credit, to secure accounts receivable if deemed necessary. We maintain a reserve for potentially uncollectible accounts receivable based on its assessment of collectibility.

Other

        Advertising and research and development costs are expensed as incurred.

Comprehensive income (loss)

        Comprehensive income (loss) approximated reported net income (loss) for all periods presented.

Net loss per share

        Basic net loss per share is based on weighted average common shares outstanding, excluding shares subject to repurchase, and diluted net loss per share is based on weighted average common shares and dilutive equivalents outstanding, if any. The following tables set forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net loss	$(76,108)	$(23,243)	$(7,621)
Denominator:
Weighted average shares	59,322	52,599	25,224
Less: unvested common shares subject to repurchase	(1,532)	(2,879)	(5,032)

	57,790	49,720	20,192

Net loss per share:
Basic and diluted net loss per share	$(1.32)	$(0.47)	$(0.38)

        As a result of our net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end, on an as-converted basis, that were anti-dilutive and not included in the calculation of diluted net loss per share (in thousands):

	December 31,
	2001	2000	1999
Unvested common shares subject to repurchase	1,532	2,879	5,032
Stock options	14,712	7,102	5,526
Common stock warrants	180	582	636

	16,424	10,563	11,194

Recent accounting pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (SFAS No. 141), Business Combinations, and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 142 requires goodwill and certain intangible assets to no longer be amortized to expense, but instead be subject to periodic testing for impairment. SFAS No. 142 is effective for our fiscal year beginning on January 1, 2002, except for the amortization and non-amortization provisions, which apply to all acquisitions subsequent to June 30, 2001. In accordance with SFAS No. 142, beginning January 1, 2002, we will no longer amortize goodwill or the value of previously acquired assembled workforces. At December 31, 2001, we had $21.6 million of goodwill and intangible assets recorded on our balance sheet, $17.4 million of which is goodwill and assembled workforces. For 2001 and 2000, we recorded goodwill and intangible asset amortization expense of $14.1 million and $4.4 million, respectively, representing 13.4% and 7.5% of our total operating expenses. We expect to record intangible asset amortization expense of approximately $3.3 million in 2002, assuming the assets do not become impaired and no other acquisitions are made.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including amortizable and non-amortizable intangible assets, and is effective for our fiscal year beginning on January 1, 2002, as well as for interim periods within 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF requires us to record certain consideration paid to distributors of our products as a reduction of revenue, whereas we previously recorded this consideration as a sales and marketing expense. We do not expect the implementation of this EITF to have a material effect on our results of operations or financial position.

NOTE 2—BUSINESS COMBINATIONS

CMD Technology ("CMD")

        On June 7, 2001, we issued approximately 6.4 million shares, including 1.4 million that are held in escrow, of our common stock in exchange for all outstanding shares of CMD, a provider of storage subsystems and semiconductors. The total purchase price for this acquisition was $45.1 million, consisting of common stock with a fair value of $30.6 million, 3.7 million stock options with a fair value of $13.6 million, and transaction costs, consisting of investment advisory, legal and other professional service fees, of $865,000. Common stock was valued at $4.94 per share using our average closing stock price for the four-day period ended June 7, 2001, and has been reduced for known contingencies pursuant to an Escrow Agreement. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 2.75 years, a weighted average risk-free rate of 5.0%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $4.94 per share. The intrinsic value of the unvested options, totaling approximately $6.3 million, has been recorded as unearned compensation.

        Escrow shares are being held as our security for indemnification obligations of CMD's shareholders. We have until June 7, 2002 to submit escrow claims, and have submitted claims for approximately 1 million shares to date. There can be no assurance that our claims will result in shares being returned to us. If shares are returned to us prior to June 7, 2002, we will reduce goodwill on our balance sheet by $4.94 per share. If shares are returned to us after June 7, 2002, we will record non-operating income for $4.94 per share.

        The allocation of the aggregate purchase price is based on management's analysis and estimates of the fair values of tangible assets, intangible assets and in-process research and development, which was expensed during the quarter ended September 30, 2001. Intangible assets recorded in connection with this acquisition will be amortized to expense ratably over the estimated useful lives referenced below. However, effective January 1, 2002, upon the adoption of SFAS No. 142, goodwill and certain intangible assets will no longer be amortized to expense, but will be subject to periodic testing for impairment. The purchase price allocation and related amortization periods are summarized below (in thousands):

Net assets acquired	$4,155
Acquired technology	10,178	18-42 months
Unearned compensation	6,314	30 months
Assembled workforce	2,340	24 months
Customer agreement	1,939	24 months
In-process research and development expense	1,500
Trade name	435	42 months
Goodwill	18,270	42 months

	$45,131

        Refer to Note 3 for discussion of impairment of certain intangible assets during 2001.

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

        Acquired technology was valued at the discounted expected future cash flows attributable to products that were commercially feasible at the acquisition date. Future expected cash flows were discounted using rates of 15% to 20%, which we believe were appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating future cash flows include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology relative to its expected life span.

        Assembled workforce was valued based on the estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, and to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force. The customer agreement was valued based on the estimated contributed gross margin of product to be sold over the agreement's two-year remaining life. The trade name was valued based on the estimated amount a third party would pay to use and benefit from the trade name.

        Upon closing, we refinanced $3.1 million of CMD's outstanding bank debt. The loan matures in April 2002, is secured by a certificate of deposit totaling $3.1 million, and bears interest at 2% above the rate in effect under the certificate of deposit (2.05% at December 31, 2001). We expect to renew this note upon maturity.

        The following unaudited pro forma information gives effect to the acquisition of CMD as if it had occurred on January 1 of each period presented (in thousands).

	Year Ended December 31, 2001		Year Ended December 31, 2000
	Pro forma	As reported	Pro forma	As reported
Revenue	$64,296	$51,966	$79,493	$50,035
Net loss	$(93,332)	$(76,108)	$(42,802)	$(23,243)
Basic and diluted net loss per share	$(1.54)	$(1.32)	$(0.76)	$(0.47)
Weighted average shares	60,526	57,790	56,158	49,720

        Unaudited pro forma information is not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the period indicated above, nor is such information indicative of our future results of operations. In the opinion of management, all adjustments necessary to present fairly such pro forma information have been made.

Silicon Communication Lab, Inc. ("SCL")

        On July 6, 2001, we completed our acquisition of SCL, a provider of mixed-signal and high-speed circuit designs, including analog-to-digital converters, for the purpose of enhancing our engineering design team. In connection with this transaction, we acquired all outstanding shares of SCL in exchange for approximately 1.3 million shares of our common stock and $2.3 million in cash. The acquisition has been accounted for using the purchase method of accounting. The total purchase price for this acquisition was $12.2 million, consisting of $2.3 million of cash, common stock with a fair value of $5.6 million, stock options to purchase 1.0 million common shares with a fair value of $4.1 million, and transaction costs, consisting of legal and other professional service fees, of $150,000. Common stock was valued at $4.30 per share using our average closing stock price for the five day period ending June 29, 2001. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 3-3.5 years, a weighted average risk-free interest rate of 5.0%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $4.30 per share. The intrinsic value of the unvested options, totaling approximately $2.1 million, has been recorded as unearned compensation.

        Escrow shares and cash are being held as our security for indemnification obligations of SCL's shareholders. We have until July 7, 2002 to submit escrow claims, and have not submitted any to date.

        The allocation of the aggregate purchase price is based on management's analysis and estimates of the fair values of tangible and intangible assets. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No. 142. Unearned compensation will be amortized to expense over a period of 24 months using an accelerated method, and acquired technology will be amortized to expense ratably over 24 months. The purchase price allocation is summarized below (in thousands):

Net assets acquired	$(977)
Unearned compensation	2,102
Acquired technology	162
Goodwill	10,863

$12,150

        The fair values of SCL's net assets as of the acquisition date were (in thousands):

Cash	$226
Accounts receivable	12
Fixed assets	43
Other assets	18
Accounts payable	(120)
Accrued liabilities	(656)
Short term debt	(500)

$(977)

        Acquired technology was valued at the discounted expected future cash flows attributable to products that were commercially feasible at the acquisition date. Future expected cash flows were discounted using rates of 15% to 20%, which we believe were appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating future cash flows include risks related to the characteristics and applications of the technology, existing and future markets, and assessment of the age of the technology relative to its expected life span.

        We do not expect to continue development of products that SCL was developing as of the acquisition date, or to incorporate SCL's existing technology into our future products. Accordingly, no value was assigned to in-process research and development.

        SCL's results of operations prior to the acquisition date were not material in relation to those of Silicon Image for any of the periods presented herein.

DVDO, Inc. ("DVDO")

        On July 6, 2000, we issued approximately 1,288,000 shares, of which approximately 110,000 shares are being held in escrow, of our common stock in exchange for all outstanding shares of DVDO, a privately-held provider of digital video processing systems for the consumer electronics industry. The total purchase price for this acquisition was $37.8 million, consisting of stock with a fair value of $35.8 million, stock options with a fair value of $1 million, and transaction costs of $1 million. The acquisition has been accounted for using the purchase method of accounting.

        Escrow shares are being held as our security for indemnification obligations of DVDO's shareholders. We have until July 6, 2002 to submit escrow claims, and have not submitted any claims to date.

        In addition to the shares issued in exchange for the outstanding shares of DVDO, we issued 166,000 shares of restricted stock to key employees of DVDO. The value of the restricted stock was recorded as unearned compensation, which is being amortized over the period during which the restrictions lapse. Restricted stock is subject to our repurchase at the original purchase price in the event of termination of employment. Our right to repurchase expires over a 33-month period. During the third quarter of 2001, we repurchased approximately 106,000 of restricted stock upon the departure of DVDO employees, and reduced the balance of our unearned compensation accordingly. As of December 31, 2001, there were no restricted shares outstanding pursuant to the DVDO acquisition.

        The purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation was as follows (in thousands):

Inventory	$355
Other current assets	270
Fixed assets	179
Intangible assets (see Note 5)	25,709
Current liabilities	(1,996)
Unearned compensation	4,897
In-process research and development expense	8,410

$37,824

        Refer to Note 3 for discussion of impairment of certain intangible assets during 2001.

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

        DVDO's in-process technology was valued at the discounted expected future cash flow attributable to the in-process technology. To arrive at this amount, the estimated future cash flow derived from the technology was multiplied by the percentage of completion of the in-process technology, and was then discounted using a rate of 25%, which we believe is appropriate based on the risk associated with technology that is not commercially feasible. Future cash flow is estimated taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing the development of the technology. The percentage of completion for each in-process project is the elapsed time invested in the project as a ratio of the total expected time required to complete the project to technical and commercial feasibility.

        Acquired technology was valued at the discounted expected future cash flows attributable to products that were commercially feasible at the acquisition date. Future expected cash flows were discounted using rates of 15% to 20%, which we believe was appropriate given the business risks inherent in manufacturing and marketing these products. Factors considered in estimating future cash flows include risks related to the characteristics and applications of the technology, existing and future markets, and an assessment of the age of the technology relative to its expected life span.

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

        The following unaudited, pro forma information gives effect to the acquisition of DVDO as if it had occurred on January 1, 2000, by consolidating the results of DVDO's operations with our results of operations for the year ended December 31, 2000 (in thousands).

	Year Ended December 31, 2000
	Pro forma	As reported
Revenue	$51,307	$50,035
Net loss	(30,859)	(23,243)
Net loss per share:
Basic and diluted net loss per share	$(0.61)	$(0.47)
Weighted average shares	50,418	49,720

        Unaudited, pro forma information is not necessarily indicative of the actual results of operations that would have been reported if the acquisition had actually occurred as of the beginning of the period described above, nor does such information indicate the results of our future operations. In the opinion of management, all adjustments necessary to present fairly such pro forma information have been made.

Zillion Technologies, LLC ("Zillion")

        During the quarter ended June 30, 2000, we completed our acquisition of Zillion, a privately-held developer of high-speed transmission technology for data storage applications. In exchange for all membership interests in Zillion, we agreed to issue 300,000 shares of our common stock ratably over a four-year period. The total value of the shares to be issued was $5.5 million, which is being expensed over the issuance period using an accelerated method. A total of $2.3 million was expensed in 2000. Net assets acquired, and the related acquisition costs, were immaterial. In the fourth quarter of 2001, an additional 120,544 shares were issued to the Zillion stockholders based upon a contractual below-market guarantee. No additional shares will be issued.

NOTE 3—ASSET IMPAIRMENT AND RESTRUCTURING ACTIVITIES

        During the quarter ended September 30, 2001, we began to restructure our business to focus on products and technology in which we have, or believe we can achieve, a leadership position. In connection with this restructuring, certain products will be phased out or de-emphasized and some

R&D projects, including certain digital video processing projects, will no longer be funded. As a result of these actions, the prevailing economic and industry conditions and the departure of certain key DVDO employees during the quarter, we recorded an intangible asset impairment expense of $13.9 million, and reversed $1.2 million of unearned compensation, a component of stockholders' equity. The impairment expense of $13.9 million represents a reduction of acquired technology of $5.7 million, patent applications and other intangible assets of $0.9 million and related goodwill of $7.3 million. The impairment amount was determined by comparing discounted expected future cash flows to the net carrying value of the intangible assets as prescribed by SFAS No. 121.

        During the quarter ended December 31, 2001, we reduced our workforce by approximately 60 people, primarily in connection with the program discussed above and as a result of the continued integration of recently acquired companies. In connection with these actions, we recorded a restructuring expense of $1.5 million, consisting of severance related costs of $902,000, including $303,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000 and fixed asset write-offs of $50,000. In addition, we reversed $286,000 of unearned compensation, a component of stockholders' equity, for terminated employees. Also for the fourth quarter of 2001, we recorded an impairment expense of $16.0 million related to goodwill and intangible assets recorded in connection with the CMD acquisition. This charge resulted from a reduced sales outlook for products using or incorporating CMD's technology. The impairment expense of $16.0 million represents a reduction of acquired technology of $3.9 million, customer agreement of $1.0 million, tradename of $245,000 and related goodwill of $10.9 million. The impairment amount was determined by comparing discounted expected future cash flows to the net carrying value of the intangible assets as prescribed by SFAS No. 121.

        The following table sets forth the restructuring reserves as of October 9, 2001, the effective date of the restructuring, and activity against the reserve through December 31, 2001 (in thousands). All cash payments are expected to be complete by the fourth quarter of 2002.

	Balance Oct 9, 2001	Utilized	Balance Dec 31, 2001
Severance costs	$599	$(191)	$408
Non-cash intrinsic value of modified stock options	303	(303)	—
Estimated loss on building sublease	500	(115)	385
Non-cash fixed asset write-down	50	—	50

	$1,452	$(609)	$843

NOTE 4—RELATED PARTY TRANSACTIONS

        In 1999, we issued 1,485,000 shares of Common Stock to several of our officers in exchange for notes receivable totaling $1,385,000. The notes outstanding at December 31, 2001 bear interest at rates ranging from 5.30% to 5.98% per annum, and are due in June and September, 2004. Principal and interest payments of $1,293,000 and $26,000 were received in 2000 and 1999, respectively. The outstanding principal and interest under these notes at December 31, 2001 was $167,000.

NOTE 5—BALANCE SHEET COMPONENTS

	December 31,
	2001	2000
	(in thousands)
Inventories:
Raw materials	$1,911	$1,366
Work in process	1,337	407
Finished goods	3,288	1,291

	$6,536	$3,064

Property and equipment:
Computers and software	$4,582	$3,699
Equipment	8,041	2,415
Furniture and fixtures	1,262	837

	13,885	6,951
Less: accumulated depreciation	(5,191)	(2,580)

	$8,694	$4,371

Goodwill and intangible assets:
Acquired technology	$11,475	$10,767
Patents and other	4,429	1,848
Goodwill	24,204	13,094

	40,108	25,709
Less: accumulated amortization	(18,480)	(4,356)

	$21,628	$21,353

Accrued liabilities:
Customer rebates and accrued sales returns	$1,073	$1,147
Accrued payroll and related expenses	3,053	1,838
Restructuring accrual (see Note 3)	843	—
Other accrued liabilities	3,793	2,760

	$8,762	$5,745

NOTE 6—INCOME TAXES

        Our provision for income taxes for 2000 was $368,000 and consisted of approximately $328,000 for Federal taxes and $40,000 for State taxes. No provision for income taxes was recorded for the years ended December 31, 2001 and 1999 since we generated both book and tax losses. Our effective tax rate differs from the federal statutory tax rate due to the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Tax at federal statutory rate	$(26,638)	$(7,778)	$(2,591)
Nondeductible expenses	20,263	8,970	2,271
Changes in valuation allowance	6,375	(506)	320
Tax credits and other	—	(318)	—

	$—	$368	$—

        Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2001	2000
Net operating loss carryforwards	$11,856	$3,176
Deferred revenue	1,683	2,051
Tax credits	2,234	700
Inventory related items	2,822	1,435
Other items not currently deductible	1,332	1,469

	19,927	8,831
Less: valuation allowance	(19,927)	(8,831)

	$—	$—

        Tax benefits from employee stock transactions of $243,000 and $4.5 million were generated in 2001 and 2000, respectively. When realizable, such benefits are recorded as a reduction of income taxes payable, with a corresponding increase to stockholders' equity. Therefore, these benefits do not have the effect of reducing our income tax expense.

        Management believes that available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets, and has therefore recorded a full valuation allowance to reduce the carrying value of such assets to zero. Objective evidence includes our history of losses, the highly-competitive industry in which we operate and the uncertainty regarding continued market acceptance of our products. We will continue to assess the realizability of deferred tax assets based on actual and forecasted operating results.

        At December 31, 2001, we had net operating loss carryforwards for federal and state income tax purposes of approximately $31.3 million and $10.4 million, respectively, that expire through 2021. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances. We do not expect to be subject to these restrictions or limitations.

NOTE 7—DEBT AND LEASE OBLIGATIONS

        In November 2001, we financed a $382,000 insurance premium with monthly payments of $44,000. This agreement bears interest at a rate of 7% and will be paid in full in July 2002.

        In June 2001, upon closing of the CMD acquisition, we assumed a $3.1 million loan. This loan, which matures in April 2002, is secured by a certificate of deposit totaling $3.1 million, and bears interest at 2% above the rate in effect under this certificate of deposit (2.05% at December 31, 2001). We intend to refinance this note over a longer term.

        In May 2001, we financed a $423,000 insurance premium with monthly payments of $32,000. This agreement bears interest at a rate of 7.5% and will be paid in full in June 2002.

        In October 2000, we entered into an equipment financing agreement with monthly payments of approximately $42,000 due through October 2003. This agreement is secured by a certificate of deposit totaling $860,000, the current and non-current portions of which are included prepaid expenses and other current assets and other assets, respectively, and bears interest at 2% above the rate in effect under this certificate of deposit (1.9% at December 31, 2001).

        We lease certain software and equipment under lease agreements accounted for as capital leases. These leases mature from February 2002 to September 2003, currently require monthly payments of $115,000 and bear interest at rates ranging from 7.5% to 9.1%. Many of these leases include end of lease bargain purchase options, which we intend to exercise. Our obligations under these leasing arrangements are secured by the leased equipment and, in some cases, cash.

        In October 1999, we entered into a noncancelable operating lease for our principal operating facility that expires in July 2003 and requires average monthly rental payments of approximately $135,000. The lease is secured by a certificate of deposit in the amount of $583,000, the current and non-current portions of which are included in prepaid expenses and other current assets and other assets, respectively. This security requirement will be reduced to zero by July 2003. In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California that expires in November 2005 with average monthly rental payments of $105,000. A portion of this facility has been subleased through July 2003, generating sublease income of approximately $15,000 to offset our payment obligations.

        In October 1999, the balance due under a line of credit was repaid in full and the line of credit expired in April 2000.

        Rent expense, net of sublease income, totaled $2,419,000, $1,549,000, and $685,000 in 2001, 2000, and 1999, respectively. Future minimum lease payments under operating leases have not been reduced for sublease rental income of $700,000 and $106,000 for the years ended December 31, 2002, and 2003, respectively. Future minimum payments on our operating leases and debt and capital leases outstanding at December 31, 2001 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2002	$3,682	$1,145	$4,032
2003	183	636	2,839
2004	—	—	1,513
2005	—	—	1,514
2006	—	—	18

Total minimum payments	3,865	1,781	$9,916

Less interest on capital leases		(137)

Present value of payments		1,644
Less long-term portion	(183)	(636)

Short-term portion	$3,682	$1,008

NOTE 8—STOCKHOLDERS' EQUITY

Convertible Preferred Stock

        In October 1999, all outstanding convertible preferred shares were converted into common shares as indicated below.

Series	Outstanding	Converted
A	1,565,000	6,260,000
B	400,000	1,864,406
C	4,000,000	8,000,000
D	3,594,859	7,189,718

	9,559,859	23,314,124

Stock split

        On July 12, 2000, our Board of Directors approved a two-for-one stock split of Silicon Image common stock, effective August 18, 2000 for stockholders of record as of July 28, 2000. All prior period common stock and per share amounts have been restated to reflect this stock split.

Common stock

        During the year ended December 31, 1999, we sold 2,444,000 shares of common stock to founders, certain executives, two non-employees (as defined by FIN 44) and an employee for a total of $1,405,000. We have the right to repurchase all or any portion of the unvested shares of restricted stock at the original purchase price, which right lapses over a four-year period. At December 31, 2001 and 2000, 585,000 and 1,062,000 shares of restricted common stock were subject to our repurchase option, respectively.

Stock warrants

        In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. This warrant was immediately exercisable. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone. This warrant became exercisable during the quarter ended March 31, 1999 when the milestone was achieved. Both of these warrants were exercised in May 2001. We recorded expense of $595,000 in 1999 associated with these warrants. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we will grant Intel another warrant to purchase 285,714 shares of our common stock at $0.18 per share. Upon achievement of the milestone, we will record an expense equal to the fair value of the warrant at the time of issuance. The estimated fair value of the warrant at December 31, 2001 was $1.0 million.

        In February 1999, we granted a leasing company a warrant to purchase up to 64,284 shares of our common stock at $1.75 per share. This warrant was immediately exercisable and was exercised in March 2000. We did not record an expense for this warrant since the estimated fair market value of the warrant on the date of grant was not considered material.

1999 Equity Incentive Plan (the "1999 Plan")

        In September 1995, the Board of Directors adopted the 1995 Equity Incentive Plan (the "1995 Plan"), which provides for the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to employees, directors and consultants. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of the our common stock on the date of grant for ISOs and NSOs, respectively. In September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. We have the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest.

        In October 1999, the 1999 Plan became the successor to the 1995 Plan and was changed to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan will be increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the immediately preceding December 31.

        In June and July 2001, in connection with the CMD and SCL mergers, we assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. The terms of these Plans are very similar to those of the 1999 Plan. Our assumption of the CMD and SCL Plans and the outstanding options did not require the approval of, and was not approved by, our stockholders.

        Options granted under all Plans are exerciseable over periods not to exceed ten years (repriced options expire after six years) and vest over periods ranging from one to five years. Some options provide for accelerated vesting if certain identified milestones are achieved.

Non-plan options

        In 2001 and 2000, our Board of Directors granted options to purchase 1.6 million and 500,000 shares of our common stock to three executives and an employee. In 2001, 350,000 of the options granted in 2000 were repriced in connection with our stock option exchange program discussed below and are included in the 2001 and 2000 option grants above. In 1999, the Board granted options to purchase 258,000 shares to several executives. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years, except that the repriced options were priced above our stock's fair market value on the date of the repricing and expire in six years. 500,000 shares granted in 2001 may be exercised prior to vesting. Our non-plan option grants did not require the approval of, and were not approved by, our stockholders.

Option Data

        The following table summarizes information with respect to our stock option Plans, including options granted outside of the Plans (in thousands except per share data):

	Options Available for Future Issuance
				Number of Option Shares Outstanding
		Non-Stockholder Approved Plans
					Non-Stockholder Approved
							Weighted Average Exercise Price per Share
	1995 and 1999 Plans	CMD Plan	SCL Plan
				Plan	Plan	Non-Plan
At December 31, 1998	1,782	—	—	4,350	—	—	$0.11
Authorized	4,000	—	—	—	—	—	—
Granted	(4,302)	—	—	4,302	—	258	6.86
Canceled	198	—	—	(198)	—	—	1.23
Exercised	—	—	—	(3,186)	—	—	0.14

At December 31, 1999	1,678	—	—	5,268	—	258	5.59
Authorized	2,584	—	—	—	—	—	—
Granted	(6,631)	—	—	6,631	—	500	15.42
Assumed	—	—	—	—	52	—	9.09
Canceled	3,143	—	—	(3,160)	(35)	—	24.37
Exercised	—	—	—	(710)	—	—	0.99

At December 31, 2000	774	—	—	8,029	17	758	7.09
Authorized	2,697	6,238	1,971	—	—	—	—
Assumed	—	(3,723)	(956)	—	4,679	—	1.88
Granted	(5,865)	(2,602)	(1,002)	5,865	3,604	1,600	2.88
Canceled	2,457	303	92	(2,457)	(395)	(350)	10.09
Exercised	—	—	—	(476)	(364)	(5)	0.50

At December 31, 2001	63	216	105	10,961	7,541	2,003	$3.56

        At December 31, 2001, 5,326,000 options were vested, and 402,000 unvested shares had been exercised and remain subject to our repurchase rights. Of the options outstanding at December 31, 2001, and in the absence of any acceleration of vesting for which some options outstanding and some severance agreements with employees provide and any cancellations of options outstanding, approximately 3,889,000 shares will vest in 2002, 3,445,000 in 2003, 3,029,000 in 2004, 2,434,000 in 2005 and 2,382,000 in 2006 and thereafter.

        Information with respect to options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$ 0.06-$0.50	1,137	$0.18	6.66	1,039	$0.18
$ 0.51-$1.14	4,509	1.10	9.75	161	1.05
$ 1.15-$2.53	2,370	1.68	8.72	818	1.77
$ 2.54-$3.25	3,237	2.88	7.20	1,781	2.85
$ 3.26-$5.47	3,769	3.88	9.17	752	3.99
$ 5.48-$5.63	4,517	5.63	5.19	1,103	5.63
$5.64-$26.50	966	14.80	7.30	516	16.31

	20,505	$3.56	7.83	6,170	$3.99

        The weighted average grant-date fair value of options granted was $1.89, $11.15, and $3.92 per option during 2001, 2000 and 1999, respectively. The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Expected life (years)	5.0	5.0	4.0
Risk-free interest rate	3.5%	5.8%	5.7%
Dividend yield	—	—	—
Volatility	90%	90%	75%

Stock Option Exchange (Repricing)

        On December 22, 2000, we implemented an option exchange program to allow employees and certain consultants to exchange approximately 3,000,000 stock options with a weighted average exercise price of $25.39 for new options with an exercise price of $5.63 (the fair market value on that date). On April 4, 2001, this program was extended to executives at the December 22, 2000 price (which was greater than the fair market value of our stock on April 4, 2001). Under this program, new options vest over a four-year period and expire in six years. Compensation expense associated with the option exchange program will be recorded until the options are exercised or expire, provided and to the extent that the average price of our stock exceeds the grant price. No expense was recorded in 2001 or 2000 in connection this program.

Employee Stock Purchase Plan

        In October 1999, we adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. In 2001 and 2000, 342,000 and 194,000 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $4.36 and $5.22 per share, respectively. A total of 1,019,000 shares were reserved for future issuance at December 31, 2001. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.

        The weighted average, grant-date fair value of stock purchase rights granted in 2001 was $2.39 per share. The grant date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Expected life (years)	1.49	1.35	—
Risk-free interest rate	1.8%	5.5%	—
Dividend yield	—	—	—
Volatility	90%	90%	—

SFAS 123 Expense

        Had compensation cost for these options been determined based on the grant-date fair value as prescribed by SFAS 123, our net loss would have been as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net loss-as reported	$(76,108)	$(23,243)	$(7,621)
SFAS 123 expense adjustment	(19,876)	(10,579)	(4,090)

Net loss-adjusted	$(95,984)	$(33,822)	$(11,711)

Basic and diluted net loss per share-as reported	$(1.32)	$(0.47)	$(0.38)
Impact of SFAS 123 expense adjustment	(0.34)	(0.21)	(0.20)

Basic and diluted net loss per share-adjusted	$(1.66)	$(0.68)	$(0.58)

Unearned Compensation

        During 2001, 2000, and 1999, we recognized unearned compensation of $12.4 million, $13.1 million and $9.1 million, respectively. These amounts were recognized in connection with stock options granted or assumed, and sales of restricted stock. Unearned stock compensation is amortized to expense over the vesting period using an accelerated method, and may decrease if employees terminate service prior to vesting. As a result of the departure of certain key DVDO employees, $1.2 million of unearned compensation was reversed during 2001. Expense associated with option grants to employees was $10.1 million, $4.4 million and $5.3 million for 2001, 2000, and 1999, respectively.

Option Grants to Non-employees

        During 2001, 2000, and 1999, we granted certain non-employees options to purchase 757,000, 703,000, and 710,000 shares of our stock at weighted average exercise prices of $4.15, $17.37, and $8.51 per share, respectively. In 2001, 300,000 of the options granted in 2000 were repriced in connection with our stock option exchange program discussed below and are included in the 2001 option grants above. The expense associated with these option grants is determined using the Black-Scholes model, and is recognized over the term of the consulting agreement or service period. Expense associated with option grants to non-employees was $2.3 million, $4.7 million, and $739,000 for 2001, 2000, and 1999, respectively.

NOTE 9—BENEFIT PLANS

        Effective January 1, 1995, we adopted a 401(k) Savings Plan that allows all employees age 21 or older to make salary deferral contributions ranging from 1% to 20% of their eligible earnings. We may make discretionary contributions to the 401(k) Savings Plan upon approval by the Board of Directors; however, we have made no contributions to date.

        Effective June 7, 2001, we assumed the CMD Technology 401(k) Profit Sharing Plan that allows all employees age 18 or older to make salary deferral contributions ranging from 1% to 20% of their eligible earnings. Since the date of acquisition, we have made no contributions to this Plan.

        On March 1, 2002, these two Plans were merged to form the Silicon Image 401(k) Savings Plan. This Plan allows all employees age 18 or older to make salary deferral contributions ranging from 1% to 20% of their eligible earnings. We may make discretionary contributions to the 401(k) Savings Plan upon approval by the Board of Directors.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

        Upon completion of our acquisition of CMD, we evaluated whether our storage subsystems business met the criteria of a reportable segment, and concluded that it did. Since then, we have decided to phase out our older subsystems products and to develop new subsystems products only if we believe they will facilitate or accelerate the use of our storage ICs. Additionally, we have now substantially completed the integration of CMD's operations, which generally resulted in CMD's functions and activities being absorbed by our pre-existing functions. Because of these developments, we determined that our storage subsystems operations meet both the quantitative and qualitative criteria of SFAS No. 131 for aggregation with our Semiconductor segment, and will therefore report only one segment.

        Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Taiwan	$12,816	$16,662	$7,151
Japan	8,252	12,709	5,849
United States	10,831	10,657	1,654
Hong Kong	3,485	4,503	1,736
Korea	8,450	1,801	3,138
Canada	1,261	751	599
Other	6,871	2,952	1,117

	$51,966	$50,035	$21,244

        All development and license revenue was derived from non-domestic sources. For all periods presented, substantially all of our long-lived assets were located within the United States.

        In 2001, three customers generated 12%, 12%, and 11% of product revenue. At December 31, 2001, three customers represented 17%, 16% and 12% of gross accounts receivable. In 2000, two customers generated 18% and 16% of product revenue. At December 31, 2000, one customer represented 14% of gross accounts receivable. In 1999, three customers generated 17%, 16% and 11% of product revenue.

NOTE 11—SUBSEQUENT EVENTS

        During the fourth quarter of 2001, we decided to place less emphasis on our storage subsystems board business. As a result, we will phase out our older board products and develop new board products only if we believe it will facilitate or accelerate the use of our ICs in the storage market. Additionally, we decided to outsource all manufacturing of board products. As a result of these decisions, and in order to better align our cost structure with our anticipated revenue, we implemented a plan to reduce our workforce by approximately 35 people, or 13% of our total workforce, in February 2002. We will record a restructuring expense in the first quarter of 2002 for the costs associated with this workforce reduction. We are still finalizing the details of the restructuring actions and cannot estimate the amount of the expense at this time.

NOTE 12—UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share amounts)
2001
Total revenue	$10,451	$12,001	$14,051	$15,463
Cost of revenue(1)	4,372	5,471	7,133	8,087
Loss from operations(2)	(7,436)	(10,706)	(31,331)	(29,057)
Net loss(2)	(6,539)	(10,001)	(30,855)	(28,713)
Basic and diluted net loss per share	$(0.13)	$(0.18)	$(0.51)	$(0.46)
Weighted average shares	51,965	54,181	60,945	62,211
2000
Total revenue	$10,104	$12,410	$14,462	$13,059
Cost of revenue(3)	3,689	4,537	5,449	5,123
Loss from operations(4)	(2,684)	(2,397)	(15,350)	(6,427)
Net loss(4)	(1,813)	(1,574)	(14,413)	(5,443)
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.28)	$(0.11)
Weighted average shares	48,020	48,704	50,652	51,501

(1)
Excludes stock compensation and warrant expense of $69,000, $103,000, $57,000 and $50,000 for the three months ended March 31, June 30, September 30 and December 31, 2001, respectively.

(2)
Includes in-process research and development expense of $1.5 million in the second quarter of 2001 related to the acquisition of CMD (See Note 2), impairment of goodwill and intangible assets of $13.9 million and $16.0 million in the third and fourth quarters of 2001, respectively (See Note 3), and restructuring expense of $1.5 million in the fourth quarter of 2001.

(3)
Excludes stock compensation and warrant expense of $134,000, $95,000, $210,000 and $154,000 for the three months ended March 31, June 30, September 30 and December 31, 2000, respectively.

(4)
Includes in-process research and development expense of $8.4 million in the third quarter of 2000 related to the acquisition of DVDO (See Note 2).

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Silicon Image, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Silicon Image, Inc., at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
January 24, 2002, except as to Note 11,
which is as of February 26, 2002

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

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID D. LEE David D. Lee	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2002
/s/ ROBERT GARGUS Robert Gargus	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2002
/s/ DAVID A. HODGES David A. Hodges	Director	March 28, 2002
/s/ KEITH MCAULIFFE Keith McAuliffe	Director	March 28, 2002
/s/ ANDREW S. RAPPAPORT Andrew S. Rappaport	Director	March 28, 2002
/s/ RONALD V. SCHMIDT Ronald V. Schmidt	Director	March 28, 2002
/s/ DOUGLAS C. SPRENG Douglas C. Spreng	Director	March 28, 2002

Index to Exhibits

Number		Title
2.01		Amended and Restated Agreement and Plan of Reorganization, dated as of May 19, 2000, by and among the Registrant, Video Acquisition Corp., and DVDO, Inc. and Laurence A. Thompson, Dale R. Adams, Cheng Hwee Chee, and David Buuck (Incorporated by reference from Exhibit 2.01 of the Form 10-K/A filed by Registrant on May 19, 2000).
2.02
First Amendment to the Amended and Restated Agreement and Plan of Reorganization, dated as of May 31, 2000, by and among the Registrant, Video Acquisition Corp., and DVDO, Inc. and Laurence A. Thompson, Dale R. Adams, Cheng Hwee Chee, and David Buuck (Incorporated by reference from Exhibit 2.02 of the Form 10-K filed by Registrant on April 2, 2001).
2.03
Agreement and Plan of Reorganization, dated June 1, 2001, among the Registrant, Duke Acquisition Corp., CMD Technology Inc. and the principal shareholders of CMD Technology Inc. (Incorporated by reference from Exhibit 2.01 of the Form 8-K filed by Registrant on June 20, 2001).
2.04
Agreement and Plan of Reorganization, dated June 15, 2001, among the Registrant, Slice Acquisition Corp., Silicon Communication Lab, Inc. and certain shareholders of Silicon Communication Lab, Inc. (Incorporated by reference from Exhibit 2.01 of the Form 8-K filed by Registrant on June 20, 2001).
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
3.03
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.04 of the Form 10-Q filed by Registrant on August 14, 2001).
4.01		Form of Specimen Certificate for Registrant's common stock (Incorporated by reference from Exhibit 4.01 from the Form S-1).
4.02		Third Amended and Restated Investors Rights Agreement dated July 29, 1998, as amended October 15, 1999 (Incorporated by reference from Exhibit 4.04 from the Form S-1).
10.01		Form of Indemnity Agreement entered into between the Registrant and its directors and officers (Incorporated by reference from Exhibit 10.01 from the Form S-1).
10.02	**
1995 Equity Incentive Plan, as amended through July 20, 1999, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.02 from the Form S-1).
10.03	**
1999 Equity Incentive Plan, as amended, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on May 18, 2001).
10.04	**	1999 Employee Stock Purchase Plan and related enrollment form, notice of suspension and notice of withdrawal (Incorporated by reference from Exhibit 01.04 from the Form S-1).

10.05	**	Employment Agreement with Dan Atler dated June 15, 1998 (Incorporated by reference from Exhibit 10.05 from the Form S-1).
10.06	**	Employment Agreement with Parviz Khodi dated June 10, 1999 (Incorporated by reference from Exhibit 10.06 from the Form S-1).
10.07	**	Amended and Restated Severance Agreement with David Lee dated August 15, 1997 (Incorporated by reference from Exhibit 10.07 from the Form S-1).
10.08	**	Consulting Agreement with Deog-Kyoon Jeong dated March 1, 1999 (Incorporated by reference from Exhibit 10.09 from the Form S-1).
10.09	*	License Agreement dated March 15, 1995 between Deog-Kyoon Jeong and the Registrant, as amended through June 18, 1997 (Incorporated by reference from Exhibit 10.10 from the Form S-1).
10.10		Lease Agreement dated April 9, 1997 between Elisabeth Griffinger and the Registrant (Incorporated by reference from Exhibit 10.11 from the Form S-1).
10.11	*	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998 (Incorporated by reference from Exhibit 10.12 from the Form S-1).
10.12	*	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.13 from the Form S-1).
10.13		Digital Visual Interface Specification Revision 1.0 Promoter's Agreement dated January 8, 1999 (Incorporated by reference from Exhibit 10.14 from the Form S-1).
10.14		Revolving Credit Loan & Security Agreement dated December 17, 1998 between Comerica Bank-California and the Registrant (Incorporated by reference from Exhibit 10.15 from the Form S-1).
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
10.17		Master Lease Agreement and Addendum with Comdisco, Inc. dated February 17, 1999 (Incorporated by reference from Exhibit 10.18 from the Form S-1).
10.18	**	Letter Agreement between Steve Tirado and the Registrant and Addendum thereto (Incorporated by reference from Exhibit 10.19 from the Form S-1).
10.19	**
Form of Restricted Stock Purchase Agreement and Secured Full Recourse Promissory Note entered into between Registrant and its officers and consultants (Incorporated by reference from Exhibit 10.20 from the Form S-1).
10.20	**	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers (Incorporated by reference from Exhibit 10.21 from the Form S-1).
10.21		Letter of Intent dated August 26, 1999 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.22 from the Form S-1).

10.22
Research and Development Contract for 1000BASE-T Gigabit Ethernet PHY Chip dated January 1, 2000 between Inter-University Semiconductor Research Center of Seoul National University and the Registrant (Incorporated by reference from Exhibit 10.22 from the Form 10-K filed by the Registrant on March 20, 2000).
10.23		Sublease Agreement with Mitsubishi Electronics America, Inc. dated October 15, 1999 (Incorporated by reference from Exhibit 10.23 from the Form 10-K filed by the Registrant on March 30, 2000).
10.24	**	Executive Bonus Plan adopted by the Registrant on November 11, 1999 (Incorporated by reference from Exhibit 10.24 from the Form 10K filed by the Registrant on March 30, 2000).
10.25	**	Letter Agreement between Steve Tirado and the Registrant dated November 18, 1999 (Incorporated by reference from Exhibit 10.25 from the Form 10-K filed by the Registrant on March 30, 2000).
10.26	**
Amendment No. 1 to Amended and Restated Severance Agreement with David Lee dated January 23, 2000 (Incorporated by reference from Exhibit 10.26 from the Form 10-K filed by the Registrant on March 30, 2000).
10.27	**	Executive Bonus Plan adopted by Registrant on July 28, 2000 (Incorporated by reference from Exhibit 10.27 from the Form 10-Q filed by the Registrant on August 14, 2000).
10.28
Variable Rate Installment Note and Security Agreement dated October 18, 2000 between Comerica Bank-California and the Registrant (Incorporated by reference from Exhibit 10.28 from the Form 10Q filed by the Registrant on November 14, 2000).
10.29	**	Letter Agreement between Badar Baqai and the Registrant dated November 13, 2000 (Incorporated by reference from Exhibit 10.29 from the Form 10-K filed by the Registrant on April 2, 2002).
10.30	**
Non-Plan Stock Option Agreement between Badar Baqai and the Registrant dated November 22, 2000 (Incorporated by reference from Exhibit 10.30 from the Form 10-K filed by the Registrant on April 2, 2001).
10.31	**
Amendment No. 2 to Amended and Restated Severance Agreement with David Lee dated March 29, 2001 (Incorporated by reference from Exhibit 10.31 from the Form 10-Q filed by the Registrant on May 15, 2001).
10.32	**	Amendment No. 1 to Consulting Agreement with Deog-Kyoon Jeong dated March 29, 2001 (Incorporated by reference from Exhibit 10.32 from the Form 10-Q filed by the Registrant on May 15, 2001).
10.33	**	Letter Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001 (Incorporated by reference from Exhibit 10.33 from the Form 10-Q filed by the Registrant on May 15, 2001).
10.34	**
Non-Plan Stock Option Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001 (Incorporated by reference from Exhibit 10.34 from the Form 10-Q filed by the Registrant on May 15, 2001).
10.35	**	Non-Plan Stock Option Agreement between Badar Baqai and the Registrant dated April 4, 2001 (Incorporated by reference from Exhibit 10.35 from the Form 10-Q filed by the Registrant on May 15, 2001).

10.36	**	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement (Incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on June 26, 2001).
10.37	**
CMD Technology Inc. 1999 Stock Incentive Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 from the Form 10-Q filed by the Registrant on November 14, 2001).
10.38	**
Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 from the Form 10-Q filed by the Registrant on November 14, 2001).
10.39	**	Letter Agreement between Robert Gargus and the Registrant dated October 30, 2001 (Incorporated by reference from Exhibit 10.35 from the Form 10-Q filed by the Registrant on November 14, 2001).
10.40	**	Letter Agreement between Michael Kelley and the Registrant dated August 19, 1999.
10.41	**	Non-Plan Stock Option Agreement between Robert Gargus and the Registrant dated October 30, 2001.
10.42	**	Non-Plan Stock Option Agreement between Hyun Jong Shin and the Registrant dated November 6, 2001.
23.02		Consent of Independent Accountants.
24.01		Power of Attorney (included on signature page).

*
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**
This Exhibit is a management contract or compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Securities Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures of Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SILICON IMAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
SILICON IMAGE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SILICON IMAGE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
SILICON IMAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SILICON IMAGE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
Signatures
Power of Attorney
Index to Exhibits