Form 10-Q
period 2002-03-31
SILICON IMAGE INC
filed 2002-05-15
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

        The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of April 30, 2002 was 65,002,311 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three Months Ended
March 31, 2002

Part I. Financial Information

Item 1. Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue	$17,087	$10,451
Cost and operating expenses:
Cost of revenue (1)	8,486	4,372
Research and development (2)	7,378	4,408
Selling, general and administrative (3)	4,934	4,167
Stock compensation and warrant expense	10,451	2,719
Amortization of goodwill and intangible assets	909	2,221
Patent defense and acquisition integration costs	706	—
Restructuring	2,193	—

Total cost and operating expenses	35,057	17,887

Loss from operations	(17,970)	(7,436)
Interest income and other, net	270	897

Net loss	$(17,700)	$(6,539)

Net loss per share:
Basic and diluted	$(0.28)	$(0.13)

Weighted average shares	63,360	51,965

(1)
Excludes stock compensation and warrant expense of $923,000 and $69,000 for the three months ended March 31, 2002 and 2001, respectively.

(2)
Excludes stock compensation and warrant expense of $5.9 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively.

(3)
Excludes stock compensation and warrant expense of $3.6 million and $400,000 for the three months ended March 31, 2002 and 2001, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2002	Dec. 31, 2001
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$20,007	$18,946
Short-term investments	18,795	22,272
Accounts receivable, net of allowance for doubtful accounts of $481 at March 31 and $450 at December 31	7,452	7,475
Inventories, net	6,913	6,536
Prepaid expenses and other current assets	2,406	2,969

Total current assets	55,573	58,198
Property and equipment, net	7,899	8,694
Goodwill and intangible assets, net	20,794	21,628
Other assets	1,628	1,642

Total assets	$85,894	$90,162

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,583	$5,165
Accrued liabilities	8,742	8,762
Capital lease and other obligations, current	4,195	4,690
Deferred margin on sales to distributors	4,308	3,402

Total current liabilities	21,828	22,019
Capital lease and other obligations, long-term	651	819

Total liabilities	22,479	22,838

Stockholders' Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; shares authorized: 150,000,000—March 31 and December 31; shares issued and outstanding: 64,727,118—March 31 and 63,515,742—December 31	65	64
Additional paid-in capital	210,795	194,280
Notes receivable from stockholders	(174)	(167)
Unearned compensation	(9,819)	(7,101)
Accumulated deficit	(137,452)	(119,752)

Total stockholders' equity	63,415	67,324

Total liabilities and stockholders' equity	$85,894	$90,162

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(17,700)	$(6,539)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation and warrant expense	10,451	2,719
Amortization of goodwill and intangible assets	909	2,221
Non-cash restructuring	818	—
Depreciation and amortization	997	378
Changes in assets and liabilities:
Accounts receivable	23	2,890
Inventories	(377)	(205)
Prepaid expenses and other assets	570	1
Accounts payable	(582)	(1,591)
Accrued liabilities	(95)	(1,103)
Deferred margin on sales to distributors	906	(1,590)

Cash used in operating activities	(4,080)	(2,819)

Cash flows from investing activities:
Proceeds from sales of short-term investments	3,477	16,240
Purchases of property and equipment	(702)	(493)

Cash provided by investing activities	2,775	15,747

Cash flows from financing activities:
Proceeds from issuances of common stock, net	3,029	927
Repayments of capital lease and other obligations	(663)	(271)

Cash provided by financing activities	2,366	656

Net increase in cash and cash equivalents	1,061	13,584
Cash and cash equivalents — beginning of period	18,946	23,224

Cash and cash equivalents — end of period	$20,007	$36,808

Non-cash investing and financing activities:
Financing arrangements for insurance premiums	$—	$435

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2002

1. Basis of Presentation

        In the opinion of management, the unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with the December 31, 2001 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and its subsidiaries (collectively, the "Company") at March 31, 2002 and the consolidated results of the Company's operations and cash flows for the three months ended March 31, 2002 and 2001. All intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2001. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of future operating results.

2. Recent Accounting Pronouncements

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. We have completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and other intangible assets are not impaired. We identified $1.7 million of net identifiable intangible assets (acquired workforce) to be reclassified to goodwill pursuant to the new definition of intangible assets. Acquired technology, patents and other intangible assets are being amortized over their estimated useful lives of 18 to 42 months using the straight-line method. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. Components of intangible assets were as follows (in thousands):

	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired technology	$11,475	$8,457	$11,475	$7,724
Patents and other	1,924	1,554	4,429	2,194
Goodwill	—	—	13,341	8,562

	$13,399	$10,011	$29,245	$18,480

Unamortized intangible assets:
Goodwill	$17,406	$—	$10,863	$—

        Amortization of intangible assets was $909,000 for the three months ended March 31, 2002 and amortization of goodwill and intangible assets was $2.2 million for the three months ended March 31, 2001. Future amortization expense is expected to be $2.6 million for the remainder of 2002 (a total of $3.5 million for 2002), $500,000 for 2003 and $313,000 for 2004. Our net loss, excluding goodwill amortization expense, would have been as follows had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Net loss—as reported	$(17,700)	$(6,539)
SFAS 142 amortization adjustment	—	1,123

Net loss—adjusted	$(17,700)	$(5,416)

Basic and diluted net loss per share—as reported	$(0.28)	$(0.13)
Impact of SFAS 142 amortization adjustment	—	0.03

Basic and diluted net loss per share—adjusted	$(0.28)	$(0.10)

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including amortizable and non-amortizable intangible assets, and is effective for our fiscal year beginning on January 1, 2002, as well as for interim periods within 2002. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

        On January 1, 2002, we adopted Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF requires us to record certain consideration paid to distributors of our products as a reduction of revenue, whereas we previously recorded this consideration as a sales and marketing expense. The adoption of this EITF did not have a material effect on our results of operations or financial position.

3. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net loss	$(17,700)	$(6,539)
Denominator:
Weighted average shares	64,163	54,117
Less: unvested common shares subject to repurchase	(803)	(2,152)

	63,360	51,965

Net loss per share:
Basic and diluted net loss per share	$(0.28)	$(0.13)

        As a result of the Company's net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end that were anti-dilutive and excluded from our calculation of diluted net loss per share for the three months ended March 31, 2002 and 2001 (in thousands):

	March 31,
	2002	2001
Unvested common shares subject to repurchase	803	2,152
Stock options	20,488	9,693
Common stock warrants	—	571

4. Balance Sheet Components

	March 31, 2002	Dec. 31, 2001
	(in thousands)
Inventories:
Raw materials	$1,018	$1,911
Work in process	897	1,337
Finished goods	4,998	3,288

	$6,913	$6,536

Property and equipment:
Computers and software	$8,200	$8,041
Equipment	4,447	4,582
Furniture and fixtures	1,440	1,262

	14,087	13,885
Less: accumulated depreciation	(6,188)	(5,191)

	$7,899	$8,694

Accrued liabilities:
Customer rebates and accrued sales returns	$1,186	$1,073
Accrued payroll and related expenses	2,932	3,053
Restructuring (Note 8)	1,730	843
Other accrued liabilities	2,894	3,793

	$8,742	$8,762

5. Stock-Based Compensation

        The following table summarizes the components of our stock compensation and warrant expense for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31,
	2002	2001
Options granted prior to our initial public offering	$437	$900
Options granted to non-employees	601	570
Option repricings	7,932	—
Options assumed in connection with acquisitions	1,481	1,249

	$10,451	$2,719

        During the three months ended March 31, 2002, we recognized $7.9 million of expense relating to stock options that were repriced in December 2000 and April 2001. Expense for the increase in the fair market value of our stock in excess of the exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for employees. As a result, we also recorded unearned compensation of $4.7 million in the first quarter of 2002 in connection with our stock option repricings.

6. Restructuring Activities

        During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development and to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently acquired companies—CMD and Silicon Communication Lab (SCL).

        In connection with this program, in the fourth quarter of 2001, we reduced our workforce by approximately 60 people, or 20% of our workforce. This workforce reduction was the initial step in eliminating duplicate positions that resulted from our acquisitions, and also represented the elimination of other positions based on our new product and technology focus. Positions were eliminated from all functional areas—operations, R&D and SG&A. Because of this workforce reduction, we recorded a restructuring expense of $1.5 million in the fourth quarter of 2001, consisting of cash severance-related costs of $599,000, non-cash severance-related costs of $303,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000 and fixed asset write-downs of $50,000. In addition, we reversed $286,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations.

        In the first quarter of 2002, we implemented a second workforce reduction in connection with the program discussed above, eliminating an additional 35 positions, or 13% or our workforce. Positions were eliminated from all functional areas. This reduction resulted from the continued integration of acquired companies, as well as continued execution of our product and technology strategy, whereby we decided to phase out the legacy storage subsystem board products we acquired from CMD and to develop new board products only if we believed it would facilitate or accelerate the use of our storage semiconductor products. In connection with this workforce reduction, we recorded a restructuring expense of $2.2 million in the first quarter of 2002, consisting of cash severance-related costs of $198,000, non-cash severance-related costs of $318,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $1.2 million and fixed asset write-downs of $500,000. In addition, we reversed $76,000 of unearned compensation, a component of stockholders'

equity, for unvested stock options that were cancelled in connection with employee terminations. Since some of the affected employees have termination dates in the second quarter of 2002, we expect to record additional expenses at that time for the modification of their stock options.

        In April 2002, we implemented a third workforce reduction in connection with the program we began during the third quarter of 2001, eliminating 12 positions, or 5%, of our workforce. This reduction resulted primarily from our decision to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. Since some of the affected employees have termination dates in the third quarter of 2002, we will incur cash and non-cash restructuring expenses in the second and third quarters of 2002 in connection with this workforce reduction. The amount of expense to be incurred is difficult to predict due to the volatility of our stock price and its effect on non-cash severance-related expenses for stock option modifications.

        Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions. The fixed asset write-down was determined based on the estimated fair value of assets, primarily computer hardware and software, that would no longer be utilized after the employees' termination date.

        The following table presents restructuring activity for 2001 and through March 31, 2002 (in thousands). All cash payments are expected to be made by June 30, 2003.

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
Fourth quarter 2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash charges	(303)	(115)	—	(418)

December 31, 2001 Balance	408	385	50	843
First quarter 2002 provision	516	1,177	500	2,193
Cash payments	(289)	(149)	—	(438)
Non-cash charges	(318)	—	(550)	(868)

March 31, 2002 Balance	$317	$1,413	$—	$1,730

7. Customer and Geographic Information

        Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Taiwan	$6,085	$2,708
Japan	2,167	2,407
United States	4,527	1,265
Hong Kong	1,571	318
Korea	1,068	2,438
Other	1,669	1,315

	$17,087	$10,451

        For each period presented, substantially all long-lived assets were located within the United States.

        For the three months ended March 31, 2002, three customers generated 17%, 14%, and 11% of our revenue and, as of March 31, 2002, two customers each represented 19% of gross accounts receivable. For the three months ended March 31, 2001, two customers generated 18% and 14% of our revenue. At December 31, 2001, three customers represented 17%, 16% and 12% of gross accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q entitled "Factors Affecting Future Results," that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-Q are in many cases identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

        Silicon Image designs, develops and markets semiconductors, including transmitters, receivers, monitor controllers and video processors, for applications that require high-bandwidth, cost-effective solutions for high-speed data communications. Sales of our transmitters, which are used in graphic cards or motherboards, and of our receivers, which are used in flat panel and other digital displays, generated 68% of our revenue in the first quarter of 2002, 70% of our 2001 revenue and substantially all of our revenue in 2000 and 1999. Market share for receivers eroded during the latter half of 2000, throughout 2001 and into 2002, as many OEMs began using an integrated dual-mode monitor controller, which is a chip that incorporates a digital receiver, a video scaler, and an analog to digital converter. This dual-mode chip has become popular for flat panel displays that are designed to accept both an analog and digital signal. We believe this dual-mode design represents a transitional technology and therefore we do not offer an integrated dual-mode monitor controller. We continue to sell to flat panel display manufacturers by partnering with other companies to supply a three chip discrete solution that we believe is cost-effective relative to the integrated chip solution. We expect to see continued growth in this market, although analyst projections are that the discrete solution will grow at about half the rate of the integrated controller market. We also remain fully committed to the pure digital solution that is popular in markets like Japan and currently used in Apple Computer's iMac.

        With respect to transmitters, there was additional competition from Thine and Texas Instruments in 2001, but we continue to maintain our leading position in the market for discrete transmitters. We believe that the biggest potential risk to our market position is the ability of graphic card manufacturers, like ATI, nVidia, and Matrox, to integrate transmitters into their graphic chips, thus eliminating the need for our discrete transmitters. We believe this will happen to some degree, but that for the next year or two it will likely be limited to frequency rates associated with lower resolutions like SGA and XGA. We believe higher resolutions like SXGA and UXGA, particularly associated with larger displays, will continue to require discrete transmitters during this period because of their ability to deliver the extremely high level of quality required for high resolutions.

        In 2000, we began focusing our resources on entering two new markets—storage and consumer electronics. These are emerging markets that play well to our core competencies of high-speed intelligent serial interfaces and are projected to experience significant growth rates over the next three years. In the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently-acquired companies—

CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and establishing industry standards for the consumer electronics and storage markets.

        In connection with this program, we reduced our workforce by approximately 60 people in the fourth quarter of 2001 and recorded restructuring expense of $1.5 million. This workforce reduction was the initial step in eliminating duplicate positions that resulted from our acquisitions, and also represented the elimination of other positions based on our new product and technology focus. In the first quarter of 2002, we implemented a second workforce reduction in connection with this program, eliminating an additional 35 positions, and recorded restructuring expense of $2.2 million. This reduction resulted from the continued integration of acquired companies, as well as continued execution of our product and technology strategy, whereby we decided to phase out the legacy storage subsystem board products we acquired from CMD and to develop new board products only if we believed it would facilitate or accelerate the use of our storage semiconductor products. In April 2002, we implemented a third workforce reduction in connection with this program, eliminating an additional 12 positions. This reduction resulted primarily from our decision to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. The amount of expense to be incurred is difficult to predict due to the volatility of our stock price and its effect on non-cash severance-related expenses for stock option modifications.

        Also in 2001, we decided to leverage our intellectual property portfolio by licensing our PanelLink core technology to companies that participate in markets we have chosen not to participate in directly. We have signed several license contracts and expect to sign additional contracts over time.

        In February 2002, we announced our initial product for the storage market—a fully integrated PCI-to-Serial ATA host controller. We will continue to concentrate on product offerings for Serial ATA, 2 Gigabit Fibre Channel and Serial-Attached SCSI interfaces.

        In April 2002, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. The High Definition Multimedia Interface (HDMI) specification will combine high-definition video and multi-channel audio in one digital interface and will be based largely on our DVI and HDCP technology. We hope to gain adoption of an HDMI standard for the high-speed serial connection of DVD players, digital TVs, set-top boxes and other consumer devices. The HDMI working group includes Hitachi, Matsushita Electric (Panasonic), Philips, Silicon Image, Sony, Thomson, and Toshiba.

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

Outlook

        We expect sequential quarterly revenue growth throughout 2002 of approximately 8-12% and believe our revenue in the second quarter of 2002 will be approximately $18.5 to $19.0 million. We anticipate overall increased unit volume as we focus on high-growth markets like storage ICs and CE.

Also contributing to this anticipated increase in revenue is our new strategy of licensing our technology to companies competing in markets that we do not address. We expect licensing to contribute up to $1.0 million of revenue in the second quarter of 2002.

        Our expectation of revenue growth in 2002 is based primarily on four assumptions. First, it assumes a projected increase in demand for DVI units in the PC industry. Second, we achieved several design wins in the Fibre Channel market late in 2001. Although we began volume shipments of our Fibre Channel product in the first quarter of 2002, it is difficult to predict exactly when and how aggressively revenue from this product will ramp during 2002. However, we expect revenue from this product to grow quarter-over-quarter throughout the remainder of 2002. Third, we expect that the release of our SATALink product family should allow us to win several motherboard designs that could begin to ship late in the second half of 2002. We believe that interest is high in our recently announced SATALink products. Several potential customers are currently evaluating these products, but to date we have not achieved any design wins. Fourth, DVI is beginning to be utilized in various CE products like DVD players, TVs, and set-top boxes. We have won some designs already and expect to win more throughout the year.

        Factors that may cause our actual results to differ materially from those anticipated by our assumptions include the rate at which OEMs adopt DVI, consumer demand in the PC and CE markets, whether and how quickly OEMs use integrated transmitters rather than our discrete transmitters, and our ability to achieve design wins in the CE and storage markets and the rate at which new interfaces, such as Serial ATA and Fibre Channel, are adopted by OEMs. In addition, the amount and timing of any revenue from new products for the CE and storage markets, including our recently announced SATALink products, will depend on our ability to achieve design wins with OEMs for these new products, and will be affected by any delays in our completion of product development and by the ability of a semiconductor foundry to manufacture these products in commercial volumes at an acceptable yield and cost. In addition, our future revenue remains dependent on general economic and market conditions and will be affected by competition, including competition from integrated transmitter and storage products. We cannot predict the duration or severity of the current downturn in the PC and display market, or in the general economy, or their effect on our revenue and operating results. In addition, please see the section "Factors Affecting Future Results."

        We expect our gross margin in the second quarter of 2002 to increase slightly from the first quarter of 2002 as a result of expense controls and an increase in revenue, including revenue from licensing which has nominal associated costs.

        Due to the volatility and lack of predictability of our stock price, and its effect on the amount of stock compensation and warrant expense that we are required to record each period, we do not forecast stock compensation and warrant expense. Certain operating expenses that we incur infrequently, such as impairment of long-lived assets, in-process research and development, and restructuring, cannot be anticipated and therefore we do not attempt to forecast them, nor do we consider them when evaluating our operating performance or allocating resources. We also do not forecast or analyze operating expenses that we expect to incur infrequently and over a limited period of time, such as amortization of intangible assets and patent defense and acquisition integration costs. These expenses are not at management's discretion and are not part of our long-term expense structure; therefore, we do not consider these expenses when evaluating our operating performance or allocating resources.

        We expect R&D and SG&A operating expenses, excluding non-cash charges for stock compensation and warrant expense to decrease sequentially as a percentage of revenue in each quarter of 2002. Excluding non-cash charges for stock compensation and warrant expense, we expect our second quarter R&D expense to increase in the range of $200,000 to $400,000 from the first quarter of 2002 as we support a higher level of planned new product introductions, and to return to first quarter levels during the second half of the year. The savings in the second half of the year result from planned company shutdowns of one week in each of these quarters. Excluding non-cash charges for stock compensation and warrant expense, we expect second quarter SG&A expense to approximate SG&A expense for the first quarter of 2002. We expect R&D and SG&A operating expenses, excluding stock compensation and warrant expense,, to decrease sequentially as a percentage of revenue in each quarter of 2002, and we plan to control such expenses with a goal of reaching 36% of revenue over the next several years.

        Based on the expectations and assumptions discussed above as well as in our Form 10-K for the year ended December 31, 2001, we anticipate achieving breakeven results on a quarterly basis, excluding charges for amortization and possible impairment of goodwill and intangible assets, stock compensation and warrant expense, in-process research and development expense, patent defense costs, restructuring costs, and acquisition integration costs, before the end of the 2002. This optimism is tempered by market conditions that remain volatile, the increasing level of competition in our markets, our dependence on market acceptance of planned new products and the fact that an economic recovery is not assured.

Commitments, Contingencies and Concentrations

        We will incur substantial non-cash stock compensation expense in future periods as a result of the issuance of, or modifications to, restricted stock awards and stock option grants to employees and non-employees, as well as the stock option repricings we did in 2000 and 2001. We may also incur non-cash stock compensation expense in connection with future acquisitions. The amount of stock compensation expense in each period will fluctuate with changes in our stock price and volatility. We will also incur non-cash expenses in future periods for the amortization of intangible assets and may also incur non-cash expenses for the impairment of intangible assets.

        In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. We recorded expense of $346,000 in 1998 and $595,000 in 1999 associated with these warrants. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. Upon issuance of the third warrant, we would record an expense equal to its fair value, which was estimated to be $2.4 million at March 31, 2002.

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 56% and 55% of our revenue in the first quarters of 2002 and 2001, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEM's rely upon third party manufacturers or distributors to provide inventory management and purchasing functions, and was 41% of revenue in the first quarter of 2002, compared to 51% in the first quarter of 2001. We expect that the percentage of revenue generated through distributors will increase as our IC business grows.

        A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 66% and 75% of our revenue in the first quarters of 2002 and 2001, respectively. The reason for our geographical concentration in Asia is that our products are often used as part of flat panel displays, graphic cards and motherboards, the majority of which are produced in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and represent a significant portion of our accounts receivable. For the first quarter of 2002, shipments to Weikeng, an Asian distributor, generated 17% of our revenue, shipments to World Peace International, an Asian distributor, generated 14% of our revenue and shipments to Samsung, a Korean customer, generated 11% of our revenue. For the year 2001, shipments to Samsung and Compaq, a global customer, each generated 12% of our revenue, and shipments to World Peace International generated 11% of our revenue. As of March 31, 2002, Weikeng and World Peace each represented 19% of gross accounts receivable.

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

Recent Accounting Pronouncements

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. We have completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and other intangible assets are not impaired. We identified $1.7 million of net identifiable intangible assets to be reclassified to goodwill pursuant to the new definition of intangible assets. Purchased technology and other intangible assets are being amortized over their estimated useful lives of 18 to 42 months using the straight-line method. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including amortizable and non-amortizable intangible assets, and is effective for our fiscal year beginning on January 1, 2002, as well as for interim periods within 2002. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

        On January 1, 2002, we adopted Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF requires us to record certain consideration paid to distributors of our products as a reduction of revenue, whereas we previously recorded this consideration as a sales and marketing expense. Since application of this EITF results only in a reclassification between financial statement line items, it did not have a material effect on our results of operations or financial position.

Results of Operations for the Three Months Ended March 31, 2002 Compared to Results of Operations for the Three Months Ended March 31, 2001

        Revenue.    Revenue was $17.1 million for the first quarter of 2002, an increase of 63% from the year ago quarter. A substantial portion of this increase can be attributed to a 58% increase in unit volume (excluding products obtained through our acquisition of CMD). To a lesser extent, the addition of products obtained through our acquisition of CMD also contributed to the increase in revenue. The effect of these increases has been partially offset by increased competition which has led to decreases in our average selling prices.

        Cost of revenue.    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue, as a percentage of revenue), excluding non-cash stock compensation and warrant expense, decreased to 50.3% for the first quarter of 2002, from 58.2% for the first quarter of 2001. The decrease in gross margin was primarily due to the effect of lower average selling prices during the first quarter of 2002 and, to a lesser extent, the acquisition of CMD, which has lower margin board products. Cost of revenue excludes non-cash stock compensation and warrant expense of $923,000 and $69,000 for the first quarter of 2002 and 2001, respectively. Including stock compensation and warrant expense, our gross margin would have been 44.9% and 57.5% for the first quarters of 2002 and 2001, respectively.

        Research and Development.    R&D consists primarily of compensation and related costs for employees, fees for independent contractors and prototypes. R&D, excluding non-cash stock compensation and warrant expense, was $7.4 million, or 43% of revenue, for the first quarter of 2002, and $4.4 million, or 42% of revenue, for the first quarter of 2001. The increase in absolute dollars was primarily due to additional personnel, as headcount increased from 54 at March 31, 2001 to 102 at March 31, 2002. Additionally, R&D spending has increased as a result of our expansion into the storage and consumer electronics markets. R&D excludes non-cash stock compensation and warrant expense of $5.9 million and $2.3 million for the first quarters of 2002 and 2001, respectively. Including stock compensation and warrant expense, R&D would have been $13.3 million and $6.7 million, or 78% and 64%, of revenue for the first quarters of 2002 and 2001, respectively.

        Selling, General and Administrative.    SG&A consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Excluding non-cash stock compensation and warrant expense, SG&A was $4.9 million, or 29% of revenue, for the first quarter of 2002, and $4.2 million, or 40% of revenue, for the first quarter of 2001. The increase in absolute dollars was primarily due to additional personnel, as headcount increased from 72 at March 31, 2001 to 99 at March 31, 2002, and, to a lesser extent, an increase in commission expense. Lower SG&A expense as a percentage of revenue is due to our ability to support a higher level of revenue without a comparable increase in SG&A expense. SG&A excludes non-cash stock compensation and warrant expense of $3.6 million for the first quarter of 2002 and $400,000 for the first quarter of 2001. Including stock compensation and warrant expense, SG&A expense would have been $8.5 million and $4.6 million, or 50% and 44% of revenue, for the first quarters of 2002 and 2001, respectively.

        Stock Compensation and Warrant Expense.    Stock compensation and warrant expense was $10.5 million, or 61% of revenue, for the first quarter of 2002, and $2.7 million, or 26% of revenue, for the first quarter of 2001. The increase in expense can be attributed primarily to our stock option repricing programs, which generated an expense for the first time in the first quarter of 2002. The following table summarizes the components of our stock compensation and warrant expense for the first quarters of 2002 and 2001 (in thousands).

	Three Months Ended March 31,
	2002	2001
Options granted prior to our initial public offering	$437	$900
Options granted to non-employees	601	570
Option repricings	7,932	—
Options assumed in connection with acquisitions	1,481	1,249

	$10,451	$2,719

        We will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and non-employees, (2) the repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance. Our unearned compensation balance was $9.8 million at March 31, 2002. Approximately $5.1 million of this balance will be amortized to expense on quarterly basis through 2003—approximately $3.6 million in 2002 and $1.5 million in 2003. We expect the balance of our unearned compensation, $4.7 million, to fluctuate significantly with changes in our stock price due to the variable accounting required for our repriced options. Since the expense associated with our option repricing and grants to non-employees is dependent on our stock price and volatility, it will fluctuate from period to period and may increase significantly.

        Amortization of Goodwill and Intangible Assets.    For the first quarter of 2002, we recorded $909,000 of expense for the amortization of intangible assets recorded in connection with our acquisitions. This compares to expense of $2.2 million for the first quarter of 2001. A substantial portion of the decrease can be attributed to $29.9 million of impairment expense we recorded in 2001, which reduced the remaining balance subject to future amortization. To a lesser extent, the application of SFAS No. 142, under which goodwill is no longer amortized, but is reviewed periodically for impairment, contributed to the decrease in expense.

        Restructuring.    During the first quarter of 2002, we implemented a second workforce reduction in connection with the program we began in the third quarter of 2001, eliminating 35 positions or 13% of our workforce. Positions were eliminated from all functional areas—operations, R&D and SG&A. This reduction resulted from the continued integration of recently acquired companies, as well as continued execution of our product and technology strategy, whereby we decided to phase out the legacy storage subsystem board products we acquired from CMD and to develop new board products only if we believed it would facilitate or accelerate the use of our storage semiconductor products. In connection with this workforce reduction, we recorded restructuring expense in the first quarter of 2002 of $2.2 million, consisting of cash severance-related costs of $198,000, non-cash severance-related costs of $318,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $1.2 million and fixed asset write-downs of $500,000. In addition, we reversed $76,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations. Since some of the affected employees have termination dates in the second quarter of 2002, we expect to record additional expense at that time for the modification of their stock options.

        Severance-related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions. The fixed asset write-down was determined based on the estimated fair value of assets, primarily computer hardware and software, that would no longer be utilized after the employees' termination date.

        The following table presents restructuring activity for 2001 and through March 31, 2002 (in thousands). All cash payments are expected to be made by June 30, 2003.

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
Fourth quarter 2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash charges	(303)	(115)	—	(418)

December 31, 2001 Balance	408	385	50	843
First quarter 2002 provision	516	1,177	500	2,193
Cash payments	(289)	(149)	—	(438)
Non-cash charges	(318)	—	(550)	(868)

March 31, 2002 Balance	$317	$1,413	$—	$1,730

        Patent defense and acquisition integration costs.    Patent defense and acquisition integration costs were $706,000 for the first quarter of 2002. Patent defense costs are related to the lawsuit we filed against Genesis Microchip in April 2001, and acquisition integration costs represent costs incurred to integrate CMD and SCL. We do not expect to incur additional integration costs for CMD and SCL, but do expect to incur patent defense costs at least until the middle of 2003.

        Interest Income and other, net.    Interest income and other, net decreased to $270,000 for the first quarter of 2002, from $897,000 for the first quarter of 2001. The decrease is primarily due to a $18.7 million decrease in our cash and investment balances, and, to a lesser extent, to a decrease in interest rates.

        Provision for Income Taxes.    We did not record a provision for income taxes in the first quarter of 2002, as we do not expect to generate book or taxable income in 2002. There was no provision for income taxes in the first quarter of 2001.

        At March 31, 2002, we had a net operating loss carryforward for federal income tax purposes of approximately $37.6 million that expires in various years through 2022. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances. We do not expect to be subject to these restrictions or limitations.

Liquidity and Capital Resources

        At March 31, 2002, we had $33.7 million in working capital and $38.8 million in cash, cash equivalents and short-term investments.

        Operating activities used $4.1 million of cash during the first quarter of 2002 and $2.8 million of cash during the first quarter of 2001. During the first quarter of 2002, net loss excluding depreciation, stock compensation and warrant expense, amortization of intangible assets, and the non-cash portion of our restructuring charges was $4.5 million, which accounts for most of the cash used in operating activities. Decreases in accounts payable and accrued liabilities used $677,000 of cash, an increase in inventories used $377,000 of cash and an increase in deferred margin provided $906,000 of cash. During the first quarter of 2001, net loss excluding depreciation, stock compensation and warrant expense and amortization of goodwill and intangible assets was $1.2 million. Decreases in accounts payable, accrued expenses and deferred margin used $4.3 million of cash. These uses of cash were partially offset by cash provided through collection of accounts receivable of $2.9 million.

        We generated $2.8 million of cash from investing activities during the first quarter of 2002 and $15.7 million during the first quarter of 2001. The source of cash in both periods was net proceeds from sales of short-term investments, partially offset by capital expenditures.

        Financing activities provided $2.4 million of cash in the first quarter of 2002 and $656,000 in the first quarter of 2001. Cash provided by financing activities in both periods was primarily from stock option exercises and proceeds from sales of shares under our employee stock purchase plan, partially offset by repayments of our capital leases and other obligations.

        In April 2002, we extended the term of our $3.1 million loan through July 2002. This loan is secured by a certificate of deposit totaling $3.1 million, and bears interest at 2% above the rate in effect under this certificate of deposit (1.6% at March 31, 2002). We intend to refinance this note over a longer term.

        Our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods have not changed materially since December 31, 2001 as described in our Form 10-K.

        Based on our expected cash usage, we believe our existing cash balance is sufficient to meet our capital and operating requirements for at least the next 12 months. Operating and capital requirements depend on many factors, including the levels at which we generate revenue and maintain margins, inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity and our operating expenses. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to our stockholders or us.

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

        We have incurred net losses in each quarter since our inception, including losses of $17.8 million in the first quarter of 2002, $76.1 million in 2001, $23.2 million in 2000, and $7.6 million in 1999. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

        During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development and to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently acquired companies—CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and establishing industry standards for the consumer electronics and storage markets. We expect that we will continue to generate revenue from sales of products being phased out or de-emphasized for a limited period of time and that costs for selling and marketing these products will be minimal due to the limited resources allocated for this purpose. Products to be phased out or de-emphasized represented approximately 6% of our revenue in 2001 and 3% of our revenue for the three months ended March 31, 2002. In connection with this program, we reduced our workforce by approximately 60 people, in connection with this program and recorded restructuring expense of $1.5 million. In the first quarter of 2002, we implemented a second workforce reduction in connection with this program, eliminating an additional 35 positions and recorded restructuring expense of $2.2 million. In April 2002, we implemented a third workforce reduction in connection with this program, eliminating an additional 12 positions. We will incur cash and non-cash restructuring expenses in the second and third quarters of 2002 in connection with this workforce reduction. The amount of expense to be incurred is difficult to predict due to the volatility of our stock price and its effect on non-cash severance-related expenses.

        There is no guarantee that our strategic restructuring program will be successful. The consumer electronics market and storage market for devices using a Fibre Channel or Serial ATA interface are still developing and evolving and we are still developing our first generation of products for these markets. We have only recently begun to achieve design wins in both CE devices, such as set-top boxes and digital televisions, and storage devices using the Fibre Channel interface, such as Fibre Channel Host Bus Adapters and Switches, and have yet to achieve a design win for storage devices using the Serial ATA interface. Consequently, we may not achieve a leadership position in these markets. We may face customer dissatisfaction and negative publicity due to our decision to phase out or de-emphasize certain existing products and to cancel development projects. This could increase our costs, damage our reputation and distract our management. We have limited experience marketing and selling our technology on a licensing basis. We signed our first two license contracts during the first quarter of 2002; however, there can be no assurance that additional companies will be interested in licensing our PanelLink core on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will pay agreed upon royalties, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. If we are ineffective at implementing or managing our strategic restructuring program, our business could be harmed.

We face intense competition in our markets, which may lead to reduced revenue from sales of our products and increased losses.

        The high-speed communication, display and storage semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our current display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog- and DVI-based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Macronix, Matrox, National Semiconductor, nVidia, Phillips, Pixelworks, Sage (now owned by Genesis), SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine have all begun shipping products or announced intentions to introduce products that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. In the future, our current or potential customers may also develop their own proprietary solutions that would likely be the integration of a DVI transmitter or receiver into one of their products.

        In the consumer electronics market, our video processing products face competition from products sold by AV Science, Focus Enhancements, Genesis, nDSP, N/S Mediamatics, Micronas Semiconductor, Phillips Semiconductor, Pixelworks, Sage (now owned by Genesis) and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers.

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

        Some of these competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our storage products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly more financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. In addition, some of our competitors could merge which may enhance their market presence. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote more resources to the promotion and sale of their products. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and increase our losses.

Growth of the market for our products for both computers and digital displays depends on the widespread adoption and use of the DVI specification.

        Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which manufacturers of computers and digital displays will adopt the DVI specification. To date, relatively few systems implementing all of the electrical and mechanical aspects of the DVI specification have been shipped. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Delays in the widespread adoption of the DVI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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

  •
  the rate at which display manufacturers replace analog or non-compliant DVI interfaces with fully DVI-compliant interfaces;

  •
  the availability of cost-effective semiconductors that implement a fully DVI-compliant interface; and

  •
  improvements to analog technology, which may decrease consumer demand for our digital display products.

        In order for the digital display market to grow, digital displays must be widely available and affordable to consumers. In the past, the supply of digital displays, such as flat panels, has been cyclical and consumers have been very price sensitive. In addition, although there has been initial interest in cathode ray tubes with a digital interface, to date only a few manufacturers have announced intentions to manufacture digital cathode ray tubes and very few manufacturers have made such displays available for purchase. Also, some manufacturers have implemented DVI interfaces that are not fully DVI-compliant. These interfaces often interfere with the operability of our products which function best with a fully DVI-compliant interface. Our ability to sustain or increase our revenue may be limited should there not be an adequate supply of, or demand for, affordable digital displays with fully DVI-compliant interfaces.

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

        Since inception, we have derived substantially all of our revenue from our products for PCs and PC-related displays. Accordingly, we are highly dependent on the PC industry, which experienced a slowdown in growth during the second half of 2000 that continued throughout 2001, and into 2002. We cannot predict the duration or severity of the this downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

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

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the first quarter of 2002, shipments to Weikeng, an Asian distributor, generated 17% of our revenue, shipments to World Peace International, an Asian distributor, generated 14% of our revenue and shipments to Samsung, a Korean customer, generated 11% of our revenue. For the year 2001, shipments to Samsung and Compaq, a global customer, each generated 12% of our revenue, and shipments to World Peace International generated 11% of our revenue. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

        Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 41% of our revenue for the first quarter of 2002 and 40% of our revenue for 2001. We expect the percentage of revenue generated through distributors in 2002 to increase as our IC business grows at a faster rate than our storage sub-systems business. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

        We are sometimes required to maintain certain levels of our inventory at a customer's or intermediary's site in line with a customer's projection of their requirements. These customer projections are generally non-binding and we risk excess and obsolete inventory in the event that the customer's projections decrease or do not materialize and we cannot re-allocate the inventory to other customers. Any of these events may adversely affect our results of operations.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner because the process of developing high-speed semiconductor products is complex and costly.

        The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. In February 2002, we announced our SATALink storage product family and we expect to introduce new consumer electronics, storage, transmitter and receiver products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

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

        We plan to introduce new products for the storage market, including our recently announced Serial ATA products. We do not expect to begin generating revenue from these products before the second half of 2002, and it is possible that we may experience delays beyond this period in generating revenue from these products. To date, we have not achieved any design wins for our new Serial ATA products. We are still working with a semiconductor foundry and with potential customers to complete product development and to validate manufacturing methods and processes to support volume production. Each of these steps may involve unanticipated difficulties, which could delay product introduction and reduce market acceptance of the product. There can be no assurance that we will be able to achieve design wins for these or any of our planned new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields. Failure to develop and introduce Serial ATA products successfully and in a timely manner may adversely affect our results of operations.

We have made acquisitions in the past and may make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

        Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions of other companies. In 2000, we completed the acquisitions of Zillion Technologies, LLC and DVDO, Inc., and in 2001, we completed the acquisitions of CMD Technology Inc. and Silicon Communication Lab, Inc. (SCL). Acquisitions of high-technology companies involve numerous risks, including, but not limited to, the following:

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

        A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the first quarter of 2002 and the year 2001, 74% and 79%, respectively, of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

We are and may continue to become the target of securities class action suits which could result in substantial costs and divert management attention and resources.

        Securities class action suits are often brought against companies following periods of volatility in the market price of their securities. Defending against these suits, even if without merit, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this potential litigation. We believe that these claims are without merit and we intend to defend vigorously against them. However, these claims and any other that may be brought, even if not meritorious, could require us to incur expenses and could divert our management's attention and resources. In addition, any unfavorable outcome of this possible litigation could adversely impact our business, financial condition and results of operations.

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

        In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis' behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss several of the counterclaims, and filed an answer that denied the remaining counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In the opinion of management, the counterclaims are without merit. We intend to vigorously prosecute the case and to defend ourselves against the counterclaims. We expect that jury selection for trial will begin in January 2003.

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

        In connection with the program we began in the third quarter of 2001 to focus our business on products and technology in which we have, or believe we can achieve, a leadership positions, we have implemented three workforce reductions eliminating a total of 107 positions since the inception of this program. As a result of the elimination of these positions, our marketing, sales and customer support capabilities could be reduced, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. These workforce reductions, or future workforce reductions, if any, may reduce employee morale and create concern among existing employees about job security, which could lead to increased turnover. Workforce reductions may also raise concerns among customers, suppliers and other corporate partners regarding our continued viability. Further, these workforce reductions may subject us to the risk of litigation, which could be costly to defend, divert the attention of management and subject us to possible liability for damages.

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

        Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the three months ended March 31, 2002, customers and distributors located in Taiwan generated 36% of our revenue and customers and distributors located in Japan generated 13% of our revenue. For 2001, customers and distributors located in Taiwan generated 25% of our revenue and customers and distributors located in Japan generated 16% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

Part II. Other Information

Item 1. Legal Proceedings

        On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions seek injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint for the Federal Suit as of February 28, 2002. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss several of the counterclaims, and filed an answer that denied the remaining counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In the opinion of management, the counterclaims are without merit. We intend to vigorously prosecute the case and to defend ourselves against the counterclaims. We expect that jury selection for trial will begin in January 2003.

        Silicon Image, certain officers and directors, and Silicon Image's underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all Defendants were part of a scheme to manipulate the price of Silicon Image's stock in the aftermarket following Silicon Image's initial public offering. Response to the complaint and discovery in this action on behalf of the Company and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. At this time, Silicon Image cannot opine as to the outcome of this lawsuit; however, Silicon Image intends to defend itself vigorously.

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

Item 2. Changes in Securities and Use of Proceeds

        In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us. The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement. These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act. On March 31, 2002, we issued 18,750 shares of our common stock to the Zillion founders pursuant to the exchange agreement. The issuances of shares were made without general solicitation or advertising and were only made to two individuals.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        10.43    Lease Agreement dated April 20, 2000 between LBA-VF III, LLC and CMD Technology.

(b)
Reports on Form 8-K

        On February 11, 2002, we filed a current report on Form 8-K to report under Item 5, our January 24, 2002 earnings release for the quarter and year ended December 31, 2001.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002	Silicon Image, Inc.
/s/ ROBERT G. GARGUS Robert G. Gargus Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Silicon Image, Inc. Quarterly Report on Form 10-Q Three Months Ended March 31, 2002
  Part I. Financial Information
  Item 1. Financial Statements
Silicon Image, Inc. Condensed Consolidated Statements of Operations (in thousands, except per share amounts) (unaudited)
Silicon Image, Inc. Condensed Consolidated Balance Sheets (in thousands, except share and per share amounts)
Silicon Image, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
Silicon Image, Inc. Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2002
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