Form 10-K/A
period 2001-12-31
SILICON IMAGE INC
filed 2002-07-12
CIK 1003214

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$51,966	$50,035	$21,244	$7,803	$2,862
Cost of revenue:
Absolute dollars(1)	$25,063	$18,798	$7,985	$4,314	$851
% of revenue	48.2%	37.6%	37.6%	55.3%	29.7%
Research and development:
Absolute dollars(2)	$25,473	$12,811	$7,168	$4,524	$3,176
% of revenue	49.0%	25.6%	33.7%	58.0%	111.0%
Selling, general and administrative:
Absolute dollars(3)	$18,773	$18,902	$8,110	$4,335	$2,990
% of revenue	36.1%	37.8%	38.2%	55.6%	104.5%
Net loss from operations	$(78,530)	$(26,858)	$(8,697)	$(6,731)	$(4,155)
Net loss(4)	$(76,108)	$(23,243)	$(7,621)	$(6,622)	$(4,036)
Net loss per share:
Basic and diluted	$(1.32)	$(0.47)	$(0.38)	$(0.69)	$(0.57)
Weighted average shares	57,790	49,720	20,192	9,532	7,066
Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$41,218	$60,189	$58,147	$11,497	$2,773
Working capital	$36,179	$56,713	$55,380	$8,953	$1,530
Total assets	$90,162	$99,499	$67,501	$14,774	$4,371
Tangible assets	$68,534	$78,146	$67,501	$14,774	$4,371
Long-term debt obligations	$819	$1,030	$528	$1,057	$372
Total stockholders' equity	$67,324	$83,197	$57,564	$9,852	$2,593
Tangible net book value	$45,696	$61,844	$57,564	$9,852	$2,593
Regular full-time employees	266	150	85	50	32

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

(4)
Upon adoption of SFAS 142 "Goodwill and Other Intangible Assets," goodwill and certain intangible assets will cease to be amortized. Net loss and net loss per share-basic and diluted excluding goodwill amortization would have been ($69,113) and ($1.20) per share for the year ended December 31, 2001 and ($20,997) and ($0.42) per share for the year ended December 31, 2000.

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

        Second, we initiated a restructuring plan to improve our profitability. During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we believe we can achieve a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain products from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently acquired companies—CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for personal computers and flat panel displays, developing products and establishing an industry standard for the consumer electronics market, and developing new products for the storage market. Some R&D projects, including certain digital video processing projects, will no longer be funded. As a result of this change in product and technology focus and the departure of certain key DVDO employees during the third quarter, we recorded an intangible asset impairment expense of $13.9 million, and reversed $1.2 million of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with the departure of these employees. In the fourth quarter of 2001, we reduced our workforce by approximately 60 people, or 20% of our workforce. This workforce reduction was the initial step in eliminating duplicate positions that resulted from our acquisitions, and also represented the elimination of other positions based on our new product and technology focus. Positions were eliminated from all functional areas—operations, R&D and SG&A. Because of this workforce reduction, we recorded a restructuring expense of $1.5 million in the fourth quarter of 2001, consisting of cash severance-related costs of $599,000, non-cash severance-related costs of $303,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000 and fixed asset write-downs of $50,000. In addition, we reversed $286,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations. As a result of our change in product and technology strategy, as well as a reduced sales outlook for products using or incorporating CMD's technology, we also recorded an impairment expense of $16.0 million in the fourth quarter related to goodwill and intangible assets recorded in connection with the CMD acquisition. We believe our operating expenses will continue to remain high as a percentage of revenue, but expect to lower this percentage over the next several years.

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

        We expect the dollar amount of our R&D expense to increase by approximately 15% in 2002. R&D expense will be incurred for further enhancements to existing products and for development of technology related to consumer electronics and storage applications. We expect SG&A expense for 2002 to approximate 2001 SG&A expense. Our plan is to control R&D and SG&A operating expenses with a goal of reaching 36% of revenue over the next several years.

        The amount of stock compensation and warrant expense recognized in any given period is dependent upon numerous variables, most of which are beyond our control and are extremely difficult to accurately predict. These variables include the fair market value of our common stock at future points in time, employee terminations, and new issuances of or modifications to stock options. Assuming that we incur no expense associated with the stock option repricings we have done, which assumes that the market price of our stock does not exceed $5.63 at the end of any of our fiscal quarters in 2002, we expect our stock compensation and warrant expense to be approximately $7.5 million to $9.0 million in 2002. The expected decrease from the $12.4 million of expense incurred in 2001 is primarily due to the use of the accelerated method of recognizing stock compensation expense incurred in connection with pre-IPO grants and acquisitions, which results in more expense in earlier periods. Should the market price of our stock exceed $5.63 per share at the end of any of our fiscal quarters in 2002, we will incur additional stock compensation expense.

        We expect intangible asset amortization expense to be approximately $3.5 million in 2002, assuming such assets do not become impaired and no other acquisitions are made. Beginning January 1, 2002, goodwill amortization will cease in accordance with SFAS 142, "Goodwill and Other Intangible Assets."

        Patent defense costs are related to the lawsuit we filed against Genesis Microchip in April 2001, and acquisition integration costs represent costs incurred to integrate acquired companies. We expect to incur approximately $3.0 million of expense for patent defense and acquisition integration costs in 2002. The increase from 2001 can be attributed to a full year's worth of patent defense costs in 2001 versus a partial year in 2001.

        We may incur operating expenses in 2002 for impairment of goodwill and intangible assets, in-process research and development and headcount reductions and exit costs in connection with restructuring activities. Expenses incurred in connection with any of these activities would be incremental to our expense estimates for 2002 as discussed above.

Commitments, Contingencies and Concentrations

        We will incur substantial non-cash stock compensation expense in future periods as a result of the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, as well as the stock option exchange program we implemented in 2000 and 2001. We may also incur non-cash stock compensation expense in connection with future acquisitions. The amount of stock compensation expense in each period will fluctuate with changes in the market price of our stock and volatility. We will also incur non-cash expenses in future periods for the amortization of intangible assets and cash and non-cash expenses associated with the continued implementation of the restructuring program we announced in the third quarter of 2001. We may also incur non-cash expenses for the impairment of goodwill and intangible assets.

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

Subsequent Events

        In the first quarter of 2002, we implemented a second workforce reduction in connection with the restructuring program we began in the third quarter of 2001, eliminating an additional 35 positions, or 13% of our workforce. Positions were eliminated from all functional areas—operations, R&D and SG&A. This reduction resulted from the continued integration of acquired companies, as well as continued execution of our product and technology strategy, whereby we decided to phase out the legacy storage subsystem board products we acquired from CMD and to develop new board products only if we believe it will facilitate or accelerate the use of our storage semiconductor products. We will record a restructuring expense in the first quarter of 2002 for the costs associated with this workforce reduction. We are still finalizing the details of the restructuring actions and cannot estimate the amount of the expense at this time.

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

Recent Accounting Pronouncements

        On January 1, 2002, we will adopt Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill will no longer be amortized, but will be reviewed periodically for impairment. We expect to reclassify $1.7 million of net intangible assets (acquired workforce) from previously reported intangible assets into goodwill under the new definition of intangible assets. We expect that acquired technology, patents and other intangible assets will continue to be amortized over their estimated useful lives of 18 to 42 months using the straight-line method.

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

        Impairment of Goodwill and Intangible Assets.    For 2001, we recorded $29.9 million of expense for the impairment of goodwill and intangible assets recorded in connection with the acquisitions of DVDO and CMD. DVDO goodwill and intangible assets became impaired primarily as a result of our decision to phase out or de-emphasize certain existing digital video processing products and to cease funding of certain digital video processing development projects. Additionally, prevailing economic and industry conditions and the departure of certain key DVDO employees during the quarter ended September 30, 2001 also contributed to the impairment expense of $13.9 million. We recorded impairment expense of $16.0 million in the fourth quarter of 2001 related to goodwill and intangible assets recorded in connection with our CMD acquisition. This impairment resulted from significant negative industry and economic trends that caused us to decrease our initial estimates of future revenue from CMD's products, a general decline in technology valuations, and a shift in our product and technology strategy.

        Restructuring.    During the quarter ended December 31, 2001, we reduced our workforce by approximately 60 people, covering all functional areas—operations, R&D and SG&A, in connection with our plan to focus on products and technology in which we have, or believe we can achieve, a leadership position, and as a result of the continued integration of recently acquired companies. In connection with these actions, we recorded a restructuring expense of $1.5 million, consisting of severance related costs of $902,000, including $303,000 for the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000, and a fixed asset write-down of $50,000. Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements / modifications, real estate broker commissions, etc. The fixed asset write-down was determined based on the estimated fair value of assets, primarily computer hardware and software, that would no longer be utilized after the employees' termination date. We estimate that our restructuring will eliminate approximately $5.5 million of annual operating expenses. All cash payments are expected to be made by the fourth quarter of 2002. We operate in a cyclical industry and have acquired a number of companies, each of which can necessitate workforce reductions and create excess building capacity. We do not consider restructuring actions to be one-time events, but do expect them to occur infrequently. The following table presents restructuring activity for 2001 (in thousands).

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
Fourth Quarter 2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash charges	(303)	(115)	—	(418)

December 31, 2001 Balance	$408	$385	$50	$843

        Patent defense and acquisition integration costs.    Patent defense and acquisition integration costs were $1.8 million for 2001. Patent defense costs are related to the lawsuit we filed against Genesis Microchip in April 2001, and acquisition integration costs represent costs incurred to integrate acquired companies.

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

        In the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain products from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently acquired companies—CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and establishing industry standards for the consumer electronics and storage markets. We expect that we will continue to generate revenue from sales of these products for a limited period of time and expect that costs for selling and marketing these products will be minimal due to the limited resources allocated for this purpose. Products to be phased out or de-emphasized represented approximately 6% of our revenue in 2001. This level is expected to decline in future periods. In connection with this program, we reduced our workforce by approximately 60 people, we cancelled certain development projects, and we are phasing out or de-emphasizing certain existing digital video processor and integrated monitor controller products, although we intend to license our PanelLink core for integrated monitor controller products.

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

        In the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain products from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently acquired companies—CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and establishing industry standards for the consumer electronics and storage markets. We expect that we will continue to generate revenue from sales of these products for a limited period of time and expect that costs for selling and marketing these products will be minimal due to the limited resources allocated for this purpose. Products to be phased out or de-emphasized represented approximately 6% of our revenue in 2001. In connection with this program, we reduced our workforce by approximately 60 people, or 20% of our workforce. In the first quarter of 2002, we implemented a second workforce reduction in connection with this program, eliminating an additional 35 positions, or 13% of our workforce. As a result of these reductions, our marketing, sales and customer support capabilities could be reduced, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. These workforce reductions, or future workforce reductions, if any, may reduce employee morale and create concern among existing employees about job security, which could lead to increased turnover. Workforce reductions may also raise concerns among customers, suppliers and other corporate partners regarding our continued viability. Further, these workforce reductions may subject us to the risk of litigation, which could be costly to defend, divert the attention of management and subject us to possible liability for damages.

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

Recent accounting pronouncements

        On January 1, 2002, we will adopt Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill will no longer be amortized, but will be reviewed periodically for impairment. We expect to reclassify $1.7 million of net intangible assets (acquired workforce) from previously reported intangible assets into goodwill under the new definition of intangible assets. We expect that acquired technology, patents and other intangible assets will continue to be amortized over their estimated useful lives of 18 to 42 months using the straight-line method. Once SFAS No. 142 is adopted on January 1, 2002, amortized goodwill will be reclassified as an intangible asset not subject to amortization. Components of intangible assets were as follows (in thousands):

	December 31, 2001		December 31, 2000
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Intangible assets subject to amortization:	$11,475	$7,724	$10,767	$1,795
Patents and other	4,429	2,194	1,848	356
Goodwill	13,341	8,562	13,094	2,205

	$29,245	$18,480	$25,709	$4,356

Intangible assets not subject to amortization:
Goodwill	$10,863	$—	$—	$—

        Amortization of goodwill and intangible assets was $14.1 million and $4.4 million for the years ended December 31, 2001 and 2000, respectively. We did not incur amortization expense for goodwill and intangible assets for the year ended December 31, 1999. Our net loss, excluding goodwill amortization expense, would have been as follows (in thousands):

	Year Ended December 31,
	2001	2000
Net loss-as reported	$(76,108)	$(23,243)
SFAS 142 amortization adjustment	6,995	2,246

Net loss-adjusted	$(69,113)	$(20,997)

Basic and diluted net loss per share-as reported	$(1.32)	$(0.47)
Impact of SFAS 142 amortization adjustment	0.12	0.05

Basic and diluted net loss per share-adjusted	$(1.20)	$(0.42)

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

        Escrow shares are being held as our security for indemnification obligations of CMD's shareholders and were originally included as part of the purchase price as a pre-acquisition contingency. Pursuant to the escrow agreement, we have until June 7, 2002 to submit escrow claims, and have submitted claims for approximately 1 million shares to date to be returned to us. There can be no assurance that our claims will result in shares being returned to us. In accordance with SFAS No. 38 and SFAS No. 141, once adopted, if shares are returned to us prior to June 7, 2002, we will adjust our purchase price by reducing goodwill on our balance sheet by $4.94 per share, which is the per share value initially used to determine the acquisition purchase price. If shares are returned to us after June 7, 2002, we will record non-operating income for $4.94 per share.

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

        The following unaudited pro forma information gives effect to the acquisition of CMD as if it had occurred on January 1, 2000 (in thousands).

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

        Escrow shares and cash are being held as our security for indemnification obligations of SCL's shareholders and were originally included as part of the purchase price as a pre-acquisition contingency. Pursuant to the escrow agreement, we have until July 6, 2002, which is one year from the date of acquisition, to submit escrow claims, and have not submitted any to date. In accordance with SFAS No. 38 and SFAS No. 141, once adopted, if shares are returned to us prior to July 6, 2002, we will adjust our purchase price reducing goodwill on our balance sheet by $4.30 per share, which is the per share value initially used to determine the acquisition purchase price. If share are returned to us after July 6, 2002, we will record non-operating income for $4.30 per share.

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

        Escrow shares are being held as our security for indemnification obligations of DVDO's shareholders and were originally included as part of the purchase price as a pre-acquisition contingency. Pursuant to the escrow agreement, we have until July 6, 2002, which is two years from the date of acquisition, to submit escrow claims, and have not submitted any claims to date. In accordance with SFAS No. 38 and SFAS No. 141, once adopted, if shares are returned to us, we will record non-operating income for $24.66 per share.

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

NOTE 3—ASSET IMPAIRMENT AND RESTRUCTURING ACTIVITIES

        During the third quarter of 2001, we began to restructure our business to focus on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently acquired companies—CMD and SCL. Some R&D projects, including certain digital video processing projects, will no longer be funded.

        As a result of this change in product and technology focus and the departure of certain key DVDO employees during the third quarter, we recorded an intangible asset impairment expense of $13.9 million, and reversed $1.2 million of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations. The impairment expense of $13.9 million represents a reduction of acquired technology of $5.7 million, patent applications and other intangible assets of $0.9 million and related goodwill of $7.3 million. In accordance with GAAP, goodwill was allocated to the identifiable intangible assets being tested for impairment on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. Additionally, the carrying value of goodwill was eliminated before reductions to the carrying values of identifiable intangibles. The impairment amount was determined by comparing discounted expected future cash flows to the net carrying value of identifiable intangible assets as prescribed by SFAS No. 121.

        In connection with our restructuring program, in the fourth quarter of 2001, we reduced our workforce by approximately 60 people, or 20% of our workforce. This workforce reduction was the initial step in eliminating duplicate positions that resulted from our acquisitions, as well as the elimination of other positions based on our new product and technology focus. Positions were eliminated from all functional areas—operations, R&D and SG&A. Because of this workforce reduction, we recorded a restructuring expense of $1.5 million in the fourth quarter of 2001, consisting of cash-related severance related costs of $599,000, non-cash severance-related costs of $303,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000 and fixed asset write-downs of $50,000. In addition, we reversed $286,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations. As a result of our change in product and technology strategy, as well as a reduced sales outlook for products using or incorporating CMD's technology, we also recorded an impairment expense of $16.0 million in the fourth quarter of 2001 related to goodwill and intangible assets recorded in connection with the CMD acquisition. The impairment expense of $16.0 million represents a reduction of acquired technology of $3.9 million, customer agreement of $1.0 million, tradename of $245,000 and related goodwill of $10.9 million. In accordance with GAAP, goodwill was allocated to the identifiable intangible assets being tested for impairment on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. Additionally, the carrying value of goodwill was eliminated before reductions to the carrying values of identifiable intangibles. The impairment amount was determined by comparing discounted expected future cash flows to the net carrying value of the intangible assets as prescribed by SFAS No. 121.

        The following table presents restructuring activity for 2001 (in thousands). All cash payments are expected to be complete by the fourth quarter of 2002.

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
Fourth Quarter 2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash charges	(303)	(115)	—	(418)

December 31, 2001 Balance	$408	$385	$50	$843

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

NOTE 5—BALANCE SHEET COMPONENTS

	December 31,
	2001	2000
	(in thousands)
Inventories:
Raw materials	$1,911	$1,366
Work in process	1,337	407
Finished goods	3,288	1,291

	$6,536	$3,064

Property and equipment:
Computers and software	$8,041	$3,699
Equipment	4,582	2,415
Furniture and fixtures	1,262	837

	13,885	6,951
Less: accumulated depreciation	(5,191)	(2,580)

	$8,694	$4,371

Goodwill and intangible assets:
Acquired technology	$11,475	$10,767
Patents and other	4,429	1,848
Goodwill	24,204	13,094

	40,108	25,709
Less: accumulated amortization	(18,480)	(4,356)

	$21,628	$21,353

Accrued liabilities:
Customer rebates and accrued sales returns	$1,073	$1,147
Accrued payroll and related expenses	3,053	1,838
Restructuring accrual (see Note 3)	843	—
Other accrued liabilities	3,793	2,760

	$8,762	$5,745

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

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID D. LEE David D. Lee	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	July 12, 2002
/s/ ROBERT GARGUS Robert Gargus	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 12, 2002
* David A. Hodges	Director	July 12, 2002
* Keith McAuliffe	Director	July 12, 2002
* Andrew S. Rappaport	Director	July 12, 2002
* Ronald V. Schmidt	Director	July 12, 2002
* Douglas C. Spreng	Director	July 12, 2002
*By:	/s/ DAVID D. LEE David D. Lee	Attorney-in-fact

Index to Exhibits

Number		Title
2.01		Amended and Restated Agreement and Plan of Reorganization, dated as of May 19, 2000, by and among the Registrant, Video Acquisition Corp., and DVDO, Inc. and Laurence A. Thompson, Dale R. Adams, Cheng Hwee Chee, and David Buuck (Incorporated by reference from Exhibit 2.01 of the Form 10-K/A filed by Registrant on May 19, 2000).
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
10.39	**	Letter Agreement between Robert Gargus and the Registrant dated October 30, 2001 (Incorporated by reference from Exhibit 10.35 from the Form 10-Q filed by the Registrant on November 14, 2001).
10.40	**	Letter Agreement between Michael Kelley and the Registrant dated August 19, 1999.
10.41	**	Non-Plan Stock Option Agreement between Robert Gargus and the Registrant dated October 30, 2001.
10.42	**	Non-Plan Stock Option Agreement between Hyun Jong Shin and the Registrant dated November 6, 2001.
23.01		Consent of Independent Accountants.
24.01		Power of Attorney (included on signature page).

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
Index to Exhibits