Form 10-Q/A
period 2002-03-31
SILICON IMAGE INC
filed 2002-07-12
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

2. Recent Accounting Pronouncements

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. We have completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and other intangible assets are not impaired. We identified $1.7 million of net identifiable intangible assets (acquired workforce) to be reclassified to goodwill pursuant to the new definition of intangible assets. Acquired technology, patents and other intangible assets are being amortized over their estimated useful lives of 18 to 42 months using the straight-line method. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. Components of intangible assets including the reclassification of amortized goodwill to unamortized intangible assets as of January 1, 2002 were as follows (in thousands):

	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Acquired technology	$11,475	$8,457	$11,475	$7,724
Patents and other	1,924	1,554	4,429	2,194
Goodwill	—	—	13,341	8,562

	$13,399	$10,011	$29,245	$18,480

Intangible assets not subject to amortization:
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

        We expect the headcount reductions and related payments to be completed by the second quarter of 2003. Lease payments will be made through the end of the related lease terms of July 2003 and November 2005.

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

        We expect our second quarter R&D expense to increase in the range of $200,000 to $400,000 from the first quarter of 2002 as we support a higher level of planned new product introductions, and to return to first quarter levels during the second half of the year. The savings in the second half of the year result from planned company shutdowns of one week in each of these quarters. We expect second quarter SG&A expense to approximate SG&A expense for the first quarter of 2002. We expect R&D and SG&A expenses to decrease sequentially as a percentage of revenue in each quarter of 2002, and we plan to control such expenses with a goal of reaching 36% of revenue over the next several years.

        The amount of stock compensation and warrant expense recognized in any given period is dependent upon numerous variables, most of which are beyond our control and are extremely difficult to accurately predict. These variables include the fair market value of our common stock at future points in time, employee terminations, and new issuances of or modifications to stock options. Assuming that we incur no additional expense associated with the stock option repricings we have done, which assumes that the market price of our stock does not exceed $5.63 at the end of any of our fiscal quarters in 2002, we expect our stock compensation and warrant expense to be approximately $15.5 million to $17.0 million in 2002. The expected increase from the $12.4 million of expense incurred in 2001 is primarily due to the option repricings we did in 2001 and 2000 and since the market price of our stock exceeded $5.63 per share at March 31, 2002.

        We expect intangible asset amortization expense to be approximately $3.5 million in 2002, assuming such assets do not become impaired and no other acquisitions are made. Beginning January 1, 2002, goodwill amortization will crease in accordance with SFAS 142, 'Goodwill and Other Intangible Assets.'

        Patent defense costs are related to the lawsuit we filed against Genesis Microchip in April 2001, and acquisition integration costs represent costs incurred to integrate acquired companies. We expect to incur approximately $3.0 million of expense for patent defense and acquisition integration costs in 2002. The increase from 2001 can be attributed to a full year's worth of patent defense costs in 2001, versus a partial year in 2001.

        We may incur additional operating expenses in 2002 for impairment of goodwill and intangible assets and in-process research and development, and we will incur expenses, the amount of which is not known or estimable, for headcount reductions and exit costs in connection with restructuring activities. Expenses incurred in connection with any of these activities will be incremental to our expense estimates for 2002 as discussed above.

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

Dated: July 12, 2002	Silicon Image, Inc.
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