Form 10-Q
period 2002-06-30
SILICON IMAGE INC
filed 2002-07-30
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days Yes  ☒ No ☐

        The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of June 30, 2002 was 65,673,289 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Six Months Ended
June 30, 2002

Part I. Financial Information

Item 1. Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$19,272	$12,001	$36,359	$22,452
Cost and operating expenses:
Cost of revenue (1)	9,088	5,471	17,574	9,843
Research and development (2)	8,205	5,645	15,583	10,053
Selling, general and administrative (3)	4,576	4,224	9,510	8,391
Stock compensation and warrant expense (benefit)	(3,066)	2,427	7,385	5,146
Amortization of goodwill and intangible assets	857	2,953	1,766	5,174
Patent defense and acquisition integration costs	683	487	1,389	487
Restructuring	3,500	—	5,693	—
Impairment of goodwill and intangible assets	5,200	—	5,200	—
In-process research and development	—	1,500	—	1,500

Total cost and operating expenses	29,043	22,707	64,100	40,594

Loss from operations	(9,771)	(10,706)	(27,741)	(18,142)
Interest income and other, net	163	705	433	1,602

Net loss	$(9,608)	$(10,001)	$(27,308)	$(16,540)

Net loss per share:
Basic and diluted	$(0.15)	$(0.18)	$(0.43)	$(0.31)

Weighted average shares	64,580	54,181	64,011	53,073

(1)
Excludes stock compensation and warrant expense (benefit) of $(544,000) and $103,000 for the three months ended June 30, 2002 and 2001, respectively, and $379,000 and $172,000 for the six months ended June 30, 2002 and 2001, respectively.

(2)
Excludes stock compensation and warrant expense (benefit) of $(833,000) and $1.6 million for the three months ended June 30, 2002 and 2001, respectively, and $5.1 million and $3.8 million for the six months ended June 30, 2002 and 2001, respectively.

(3)
Excludes stock compensation and warrant expense (benefit) of $(1.7) million and $758,000 for the three months ended June 30, 2002 and 2001, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	June 30, 2002	Dec. 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$18,168	$18,946
Short-term investments	19,750	22,272
Accounts receivable, net of allowance for doubtful accounts of $547 at June 30 and $450 at December 31	9,211	7,475
Inventories, net	7,439	6,536
Prepaid expenses and other current assets	2,475	2,969

Total current assets	57,043	58,198
Property and equipment, net	6,875	8,694
Goodwill and intangible assets, net	14,737	21,628
Other assets	1,427	1,642

Total assets	$80,082	$90,162

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$6,391	$5,165
Accrued liabilities	9,910	8,762
Capital lease and other obligations, current	4,157	4,690
Deferred margin on sales to distributors	4,704	3,402

Total current liabilities	25,162	22,019
Capital lease and other obligations, long-term	221	819

Total liabilities	25,383	22,838

Stockholders' Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; shares authorized: 150,000,000—June 30 and December 31; shares issued and outstanding: 65,673,289—June 30 and 63,515,742—December 31	66	64
Additional paid-in capital	209,736	194,280
Notes receivable from stockholders	(106)	(167)
Unearned compensation	(7,937)	(7,101)
Accumulated deficit	(147,060)	(119,752)

Total stockholders' equity	54,699	67,324

Total liabilities and stockholders' equity	$80,082	$90,162

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(27,308)	$(16,540)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation and warrant expense	7,385	5,146
Amortization of goodwill and intangible assets	1,766	5,174
Non-cash restructuring	3,965	—
Impairment of goodwill and intangible assets	5,200	—
In-process research and development	—	1,500
Depreciation and amortization	1,999	897
Changes in assets and liabilities:
Accounts receivable	(1,736)	2,356
Inventories	(903)	309
Prepaid expenses and other assets	709	(333)
Accounts payable	1,226	(1,218)
Accrued liabilities	1,073	(1,021)
Deferred margin on sales to distributors	1,302	(2,460)

Cash used in operating activities	(5,322)	(6,190)

Cash flows from investing activities:
Purchases of short-term investments	(955)	(3,040)
Proceeds from sales of short-term investments	3,477	16,240
Purchases of property and equipment	(2,193)	(680)
Acquisition costs, net of cash acquired	—	(753)

Cash provided by investing activities	329	11,767

Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,285	1,051
Repayments of capital lease and other obligations	(1,131)	(597)
Proceeds from stockholder note repayment	61	—

Cash provided by financing activities	4,215	454

Net increase (decrease) in cash and cash equivalents	(778)	6,031
Cash and cash equivalents — beginning of period	18,946	23,224

Cash and cash equivalents — end of period	$18,168	$29,255

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2002

1.
Basis of Presentation

        In the opinion of management, the unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with the December 31, 2001 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and its subsidiaries (collectively, the "Company") at June 30, 2002 and the consolidated results of the Company's operations and cash flows for the three and six months ended June 30, 2002 and 2001. All intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2001. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of future operating results.

2.
Recent Accounting Pronouncements

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. We completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and other intangible assets were not impaired at January 1, 2002. We identified $1.8 million of net identifiable intangible assets (acquired workforce) to be reclassified to goodwill pursuant to the new definition of intangible assets. Acquired technology, patents and other intangible assets continued to be amortized over their estimated useful lives of 18 to 42 months using the straight-line method. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. Components of intangible assets, including the reclassification of intangible assets as of January 1, 2002, were as follows (in thousands):

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired technology	$10,726	$9,191	$11,475	$7,724
Patents and other	2,028	1,842	4,429	2,194
Goodwill	—	—	13,341	8,562

	$12,754	$11,033	$29,245	$18,480

Intangible assets not subject to amortization:
Goodwill	$13,016	—	$10,863	$—

        The changes in the carrying value of goodwill for the six months ended June 30, 2002 are as follows:

Balance as of December 31, 2001	$15,642
Reclassification of acquired workforce upon adoption of SFAS 142 on January 1, 2002	1,765
Second quarter impairment (Note 6)	(4,391)

Balance as of June 30, 2002	$13,016

        Amortization of intangible assets was $859,000 and $3.0 million for the three months ended June 30, 2002 and 2001, respectively, and $1.8 million and $5.2 million for the six months ended June 30, 2002 and 2001, respectively. Amortization expense is expected to be $1.7 million for the remainder of 2002 (a total of $3.5 million for 2002). Our net loss, excluding goodwill amortization expense, for the three and six months ended June 30, 2001 would have been as follows had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share amounts):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net loss-as reported	$(10,001)	$(16,540)
SFAS 142 amortization adjustment	1,107	2,746

Net loss—adjusted	$(8,894)	$(13,794)

Basic and diluted net loss per share—as reported	$(0.18)	$(0.31)
Impact of SFAS 142 amortization adjustment	0.02	0.05

Basic and diluted net loss per share—adjusted	$(0.16)	$(0.26)

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

        On January 1, 2002, we adopted Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF requires us to record certain consideration paid to distributors of our products as a reduction of revenue, whereas we previously recorded this consideration as a sales and marketing expense. Since application of this EITF results in a reclassification of costs, it will not have a material effect on our results of operations or financial position. Furthermore, we do not consider past consideration to be material and have not reclassified the amount for financial reporting purposes.

3.
Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(9,608)	$(10,001)	$(27,308)	$(16,540)
Denominator:
Weighted average shares	65,118	55,728	64,681	54,923
Less: unvested common shares subject to repurchase	(538)	(1,547)	(670)	(1,850)

	64,580	54,181	64,011	53,073

Basic and diluted net loss per share	$(0.15)	$(0.18)	$(0.43)	$(0.31)

        As a result of the Company's net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes securities outstanding as of each period end that were anti-dilutive and excluded from our calculation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Unvested common shares subject to repurchase	538	1,547	670	1,850
Stock options	19,730	16,142	20,107	12,515
Common stock warrants	—	188	—	381

4.
Balance Sheet Components

	June 30, 2002	Dec. 31, 2001
	(in thousands)
Inventories:
Raw materials	$1,157	$1,911
Work in process	2,214	1,337
Finished goods	4,068	3,288

	$7,439	$6,536

Property and equipment:
Computers and software	$7,978	$8,041
Equipment	4,908	4,582
Furniture and fixtures	1,179	1,262

	14,065	13,885
Less: accumulated depreciation	(7,190)	(5,191)

	$6,875	$8,694

Accrued liabilities:
Customer rebates and accrued sales returns	$846	$1,073
Accrued payroll and related expenses	3,242	3,053
Restructuring (Note 6)	1,770	843
Other accrued liabilities	4,052	3,793

	$9,910	$8,762

5.
Stock-Based Compensation

        The following table summarizes the components of our stock compensation and warrant expense (benefit) for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Options granted prior to our initial public offering	$244	$604	$681	$1,504
Options granted to non-employees	625	676	1,226	1,246
Option repricings	(5,171)	—	2,761	—
Options assumed in connection with acquisitions	1,236	1,147	2,717	2,396

	$(3,066)	$2,427	$7,385	$5,146

        During the three months ended June 30, 2002, we recognized a net benefit of $5.2 million relating to stock options that were repriced in December 2000 and April 2001 and in the six months ended June 30, 2002, we recognized a net expense of $2.8 million. Expense or benefit for the increase or decrease, respectively, in the fair market value of our common stock in excess of the option's exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options.

6.
Restructuring and Impairment Activities

        During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a market leadership position. As part of this program, we decided to cancel numerous products under development and to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently acquired companies—CMD Technology (CMD) and Silicon Communication Lab (SCL).

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

        In April 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. In connection with this decision, we implemented a third workforce reduction, eliminating 14 positions, or 5%, of our workforce and recorded restructuring expense of $3.5 million, consisting of cash severance-related costs of $450,000, non-cash severance-related costs of $1.6 million representing the intrinsic value of modified stock options and fixed asset write-downs of $1.5 million. This restructuring expense also includes a net benefit of $97,000 resulting from a change in our estimate of the amount of space that will be subleased and a change in the lease rate to be obtained. We also reversed $302,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations. In connection with our decision to stop selling board products and to transition to a licensing model, we assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. An impairment for acquired technology of $749,000 and patent and other intangible assets of $60,000 was recognized in the quarter ended June 30, 2002 based upon our projection of significantly reduced future cash flows. Additionally, we reduced our estimate of the useful lives of the remaining intangible assets subject to amortization and will fully amortize these assets by the end of 2002. The carrying value of goodwill was also tested for impairment in accordance with SFAS No. 142 during the quarter ended June 30, 2002. Based upon the decisions made during the quarter, a goodwill impairment loss of $4.4 million was recognized. The fair value used to determine the impairment was estimated using the expected present value of future cash flows.

        Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions. The fixed asset write-downs were determined based on the estimated fair value of assets, primarily computer hardware and software, that would no longer be utilized after the employees' termination date.

        We expect the headcount reductions and related payments to be completed by the second quarter of 2003. Lease payments will be made through the end of the related lease terms of July 2003 and November 2005

        The following table presents restructuring activity for 2001 and through June 30, 2002 (in thousands).

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
Fourth quarter 2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash charges	(303)	(115)	—	(418)

December 31, 2001 Balance	408	385	50	843
First quarter 2002 provision	516	1,177	500	2,193
Cash payments	(289)	(149)	—	(438)
Non-cash charges	(318)	—	(550)	(868)

March 31, 2002 Balance	317	1,413	—	1,730
Second quarter 2002 provision (benefit)	2,084	(97)	1,513	3,500
Cash payments	(207)	(106)	—	(313)
Non-cash charges	(1,634)	—	(1,513)	(3,147)

June 30, 2002 Balance	$560	$1,210	$—	$1,770

7.
Customer and Geographic Information

        Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Taiwan	$6,554	$2,988	$12,639	$5,657
United States	5,654	1,608	10,181	2,784
Japan	2,196	2,820	4,363	5,186
Hong Kong	2,043	972	3,614	1,235
Korea	1,532	2,280	2,600	4,715
Other	1,293	1,333	2,962	2,875

	$19,272	$12,001	$36,359	$22,452

        For each period presented, substantially all long-lived assets were located within the United States.

        For the three months ended June 30, 2002, two customers each generated 14% and 11% our revenue. For the six months ended June 30, 2002, two customers each generated 13% of our revenue and, as of June 30, 2002, three customers each represented 18%, 13% and 10% of gross accounts receivable. For the three months ended June 30, 2001, one customer generated 15% and two customers each generated 12% of our revenue. For the six months ended June 30, 2001, two customers generated 15% and 12% of our revenue. At December 31, 2001, three customers represented 17%, 16% and 12% of gross accounts receivable.

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

Overview

        Silicon Image designs, develops and markets semiconductors, including transmitters, receivers, monitor controllers, video processors and storage ICs, for applications that require high-bandwidth, cost-effective solutions for high-speed data communications. Sales of our transmitters, which are used in graphic cards or motherboards, and of our receivers, which are used in flat panel and other digital displays, generated 65% of our revenue in the first half of 2002, 70% of our 2001 revenue and substantially all of our revenue in 2000 and 1999. Market share for receivers eroded during the latter half of 2000, throughout 2001 and into 2002, as many OEMs began using an integrated dual-mode monitor controller, which is a chip that incorporates a digital receiver, a video scaler, and an analog to digital converter. This dual-mode chip has become popular for flat panel displays that are designed to accept both an analog and digital signal. We believe this dual-mode design represents a transitional technology; therefore, we do not offer an integrated dual-mode monitor controller. We continue to sell to flat panel display manufacturers by partnering with other companies to supply a three chip discrete solution that we believe is cost-effective relative to the integrated chip solution. We expect to see continued growth in this market although analyst projections are that the discrete solution will grow at about half the rate of the integrated controller market. We also remain fully committed to the pure digital solution that is popular in markets like Japan and currently used in Apple Computer's iMac.

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

        In 2000, we began focusing our resources on entering two new markets—storage and consumer electronics. These are emerging markets that play well to one of our core competencies, high-speed intelligent serial interfaces, and are projected to experience significant growth rates over the next three years. In February 2002, we announced our initial product for the storage market—a fully integrated PCI-to-Serial ATA host controller and in June 2002, we announced several design wins for this product. We are still completing final testing for volume production of our Serial ATA host controller. We will continue to concentrate on product offerings for Serial ATA, 2 Gigabit Fibre Channel and Serial-Attached SCSI interfaces.

        In the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently-acquired companies—CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and establishing industry standards for the consumer electronics and storage markets.

        In connection with this program, we have implemented three workforce reductions eliminating 109 positions, or 36% of our third quarter 2001 workforce, and recorded restructuring expense of $1.5 million for 2001 and $5.7 million for the first half of 2002. These restructuring actions were the result of our elimination of duplicate positions that resulted from our acquisitions, as well as the elimination of other positions based on our new product and technology focus, including our decisions to discontinue funding of certain digital video processing projects and to transition to a licensing model for our storage subsystem board products. This new product and technology focus resulted in a decrease in our estimate of future cash flows from certain acquired products and technologies and an impairment expense of $29.9 million for 2001 and $5.2 million for the first half of 2002.

        Also in 2001, we decided to leverage our intellectual property portfolio by licensing our PanelLink core technology to companies that participate in markets we have chosen not to participate in directly. We have signed several license contracts and expect to sign additional contracts over time.

        In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of working group to define the next-generation digital interface specification for consumer electronics products. In June 2002, the working group released v0.9 of the draft specification for the High Definition Multimedia Interface (HDMI). The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image's patented underlying DVI technology along with HDCP as the basis for the interface. We anticipate that the HDMI standard will be adopted for use as the standard interconnect between set-top boxes, A/V receivers, DVD players and digital TVs.

Acquisitions

        In 2001 and 2000, we made four strategic acquisitions that were directed at diversifying our product offerings and accelerating our entrance into the storage and consumer electronics markets. In 2000, we acquired Zillion, a developer of high-speed transmission technology for data storage applications, and DVDO, a provider of digital video processing systems for the consumer electronics industry. In 2001, we acquired CMD, a provider of storage subsystems and semiconductors designed for storage area networks, and SCL, a provider of mixed-signal and high-speed circuit designs, including analog-to-digital converters. We will continue to consider acquisitions that we believe can strengthen our business.

Outlook

        We expect sequential quarterly revenue growth throughout the remainder of 2002 of approximately 8-12% and believe our revenue in the third quarter of 2002 will grow approximately 10% from our second quarter revenue. We anticipate overall increased unit volume as we focus on high-growth markets like storage ICs and consumer electronics. Also contributing to this anticipated increase in revenue is our new strategy of licensing our technology to companies competing in markets that we do not address. We expect licensing to contribute up to $2.0 million of revenue in the third quarter of 2002.

        Our expectation of revenue growth in 2002 is based primarily on four assumptions. First, it assumes a projected increase in demand for DVI units in the PC industry. Second, although we began volume shipments of our Fibre Channel product in the first quarter of 2002, it is difficult to predict exactly when and how aggressively revenue from this product will ramp during 2002. However, we expect revenue from this product to grow over the remainder of 2002. Third, the release of our SATALink product family has allowed us to win several motherboard designs that could begin to ship late in the second half of 2002. We expect the current lack of availability of Serial ATA drives to improve in the fourth quarter of 2002 and since interest remains high in our recently announced SATALink products, we are optimistic about future revenue. Fourth, DVI is beginning to be utilized in various CE products like DVD players, TVs, and set-top boxes and our design activity leads us to expect quarter-to-quarter revenue growth throughout the year.

        Factors that may cause our actual results to differ materially from those anticipated by our assumptions include the rate at which OEMs adopt DVI, consumer demand in the PC and CE markets, whether and how quickly OEMs use integrated transmitters rather than our discrete transmitters, and our ability to achieve design wins in the CE and storage markets and the rate at which new interfaces, such as Serial ATA, Fibre Channel and HDMI, are adopted by OEMs. In addition, the amount and timing of any revenue from new products for the CE and storage markets, including our recently announced SATALink products, will depend on our ability to achieve design wins with OEMs for these new products, and will be affected by any delays in our completion of product development and by the ability of a semiconductor foundry to manufacture these products in commercial volumes at an acceptable yield and cost. Also, generating revenue from licensing arrangements is a lengthy process and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, and other factors. Our expectation of licensing revenue for any period could be negatively affected by any of these factors. In addition, our future revenue remains dependent on general economic and market conditions and will be affected by competition, including competition from integrated transmitter and storage products. We cannot predict the duration or severity of the current downturn in the PC and display market, or in the general economy, or their effect on our revenue and operating results. In addition, please see the section "Factors Affecting Future Results."

        We expect our gross margin percentage in the third quarter of 2002 to increase approximately 2 points from the second quarter of 2002 as a result of expense controls and increased revenue from licensing, which has nominal associated costs.

        We expect R&D and SG&A expenses to decrease sequentially as a percentage of revenue in each quarter of 2002. We expect our third quarter R&D expense to increase $100,000 from the second quarter of 2002 as we support a higher level of planned new product introductions, and to return to second quarter levels during the fourth quarter. The third and fourth quarter estimates include savings resulting from planned company shutdowns of one week in each of these quarters. We expect third and fourth quarter SG&A expense to decrease approximately $200,000 from the second quarter due primarily to the planned shutdowns. We expect R&D and SG&A expenses to decrease sequentially as a percentage of revenue in each quarter of 2002, and we plan to control such expenses with a goal of reaching 36% of revenue over the next several years.

        The amount of stock compensation and warrant expense recognized in any given period is dependent upon numerous variables, most of which are beyond our control and are extremely difficult to accurately predict. These variables include the fair market value of our common stock at future points in time, employee terminations, and new issuances of or modifications to stock options. Assuming that we incur no expense associated with the stock option repricings we have done, which assumes that our stock price does not exceed $5.63 at the end of any of our fiscal quarters in 2002, we expect our stock compensation and warrant expense to be approximately $15.5 million to $17.0 million in 2002. The expected increase from the $12.4 million of expense incurred in 2001 is primarily due to the amortization of unearned compensation recorded in connection with our acquisitions in 2001.

        We expect intangible asset amortization expense to be approximately $3.5 million in 2002, assuming such assets do not become impaired and no other acquisitions are made.

        Patent defense costs are related to the lawsuit we filed against Genesis Microchip in April 2001, and acquisition integration costs represent costs incurred to integrate acquired companies. We expect to incur approximately $4.0 million of expense for patent defense and acquisition integration costs in 2002. The increase from 2001 can be attributed to a full year's worth of patent defense costs in 2002, versus a partial year in 2001.

        We may incur operating expenses during the remainder of 2002 for impairment of intangible assets, in-process research and development and headcount reductions and exit costs in connection with restructuring activities. Expenses incurred in connection with any of these activities would be incremental to our expense estimates for 2002 as discussed above.

Commitments, Contingencies and Concentrations

        In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we are required to grant Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share if a specified milestone is achieved. Upon issuance of this warrant, we would record an expense equal to its fair value, which was estimated to be $1.7 million at June 30, 2002. We do not expect the milestone requiring the issuance of this warrant will be achieved.

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 46% and 51% of our revenue in the six months ended June 30, 2002 and 2001, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEM's rely upon third party manufacturers or distributors to provide inventory management and purchasing functions, and was 43%

of revenue in the six months ended June 30, 2002, compared to 50% in the six months ended June 30, 2001. We expect that the percentage of revenue generated through distributors will increase as our IC business grows.

        For the six months ended June 30, 2002, shipments to Weikeng, an Asian distributor, generated 13% of our revenue and shipments to World Peace International, an Asian distributor, generated 13% of our revenue. For the year 2001, shipments to Samsung and Compaq, both global customers, each generated 12% of our revenue, and shipments to World Peace International generated 11% of our revenue. As of June 30, 2002, the following customers represented greater than 10% of gross accounts receivable—World Peace International—18%, Kanematsu—13% and Weikeng—10%.

        A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 64% and 70% of our revenue in the six months ended June 30, 2002 and 2001, respectively. The reason for our geographical concentration in Asia is that our products are often used as part of flat panel displays, graphic cards and motherboards, the majority of which are produced in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

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

        In connection with our acquisition of CMD, approximately 1.4 million shares are being held in escrow to indemnify us against certain severance costs and damages. We have made claims to recover approximately 1.0 million shares, which represent approximately $5.0 million in costs and damages. To the extent we receive indemnification for our claims, whether in the form of shares or cash, we will recognize non-operating income for the value of the consideration received.

Recent Accounting Pronouncements

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. We completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and other intangible assets were not impaired as of January 1, 2002. We identified $1.7 million of net identifiable intangible assets to be reclassified to goodwill pursuant to the new definition of intangible assets. Purchased technology and other intangible assets continued to be amortized over their estimated useful lives of 18 to 42 months using the straight-line method. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142.

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

        On January 1, 2002, we adopted Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This EITF requires us to record certain consideration paid to distributors of our products as a reduction of revenue, whereas we previously recorded this consideration as a sales and marketing expense. Since application of this EITF results in a reclassification of costs, it did not have a material effect on our results of operations or financial position. Furthermore, we do not consider past consideration to be material and have not reclassified the amount for financial reporting purposes.

Results of Operations for the Three and Six Months Ended June 30, 2002 Compared to Results of Operations for the Three and Six Months Ended June 30, 2001

        Revenue.    Revenue increased to $19.3 million for the three months ended June 30, 2002, from $12.0 million for the three months ended June 30, 2001, an increase of 61%. Revenue was $36.4 million for the six months ended June 30, 2002, an increase of 62% from the six months ended June 30, 2001. The $13.9 million increase in revenue during the six month periods is primarily due to $11.2 million of revenue from products in new markets—CE and storage. An additional $1.5 million of the increase is due to license revenue. The effect of these increases has been partially offset by increased competition, which has led to decreases in our unit shipments and a 3% decline in our average selling prices for our host and display products.

        Cost of revenue.    Cost of revenue consists primarily of costs incurred to manufacture, assemble, test and ship our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue, as a percentage of revenue), decreased to 52.8% for the three months ended June 30, 2002, from 54.4% for the three months ended June 30, 2001. Gross margin also decreased to 51.7% for the six months ended June 30, 2002, from 56.2% for the six months ended June 30, 2001. The decrease in gross margin was primarily due our acquisition of CMD, which has lower margin board products and which negatively affected our gross margins by approximately 4.7% during the first half of 2002 and to a lesser extent, the effect of lower average selling prices during the first half of 2002. These decreases were partially offset by margins on our license revenue, which has nominal associated costs, which contributed approximately 2.3% to our gross margin in the first half of 2002. Cost of revenue excludes non-cash stock compensation and warrant expense (benefit) of $(544,000) and $103,000 for the three months ended June 30, 2002 and 2001, respectively. Including stock compensation and warrant expense, our gross margin would have been 55.7% and 53.8% for the three months ended June 30, 2002 and 2001, respectively. Cost of revenue excludes $379,000 and $172,000 of non-cash stock compensation and warrant expense for the six months ended June 30, 2002 and 2001, respectively. Including stock compensation and warrant expense, our gross margin would have been 50.6% and 55.4% for the six months ended June 30, 2002 and 2001, respectively.

        Research and development.    R&D consists primarily of compensation and related costs for employees, fees for independent contractors and prototypes. R&D expense was $8.2 million, or 42.6% of revenue, for the three months ended June 30, 2002, compared to $5.6 million, or 47.0% of revenue, for the three months ended June 30, 2001. R&D expense was $15.6 million, or 42.9% of revenue, for the six months ended June 30, 2002, and $10.1 million, or 44.8% of revenue, for the six months ended June 30, 2001. The increase in absolute dollars was primarily due to our expansion into the storage and consumer electronics markets. R&D excludes non-cash stock compensation and warrant expense (benefit) of $(833,000) and $1.6 million for the three months ended June 30, 2002 and 2001, respectively. Including stock compensation and warrant expense, R&D would have been $7.4 million and $7.2 million, or 38.3% and 60.1%, of revenue for the three months ended June 30, 2002 and 2001, respectively. R&D excludes $5.1 million and $3.8 million of non-cash stock compensation and warrant expense for the six months ended June 30, 2002 and 2001, respectively. Including stock compensation and warrant expense, R&D would have been $20.6 million and $13.9 million, or 56.8% and 61.8%, of revenue for the six months ended June 30, 2002 and 2001, respectively.

        Selling, general and administrative.    SG&A consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. SG&A expense was $4.6 million, or 23.7% of revenue, for the three months ended June 30, 2002, compared to $4.2 million, or 35.2% of revenue, for the three months ended June 30, 2001. SG&A expense was $9.5 million, or 26.2% of revenue, for the six months ended June 30, 2002, and $8.4 million, or 37.4% of revenue, for the six months ended June 30, 2001. The increase in absolute dollars was primarily due to an increase in expenses associated with selling and marketing our storage and consumer electronics products (including commission expense on higher revenue), which was partially offset by the effect of a reduction in headcount from 110 at June 30, 2001 to 91 at June 30, 2002. Lower SG&A expense as a percentage of revenue is due to our ability to support a higher level of revenue without a comparable increase in SG&A expense. SG&A excludes non-cash stock compensation and warrant expense (benefit) of $(1.7) million for the three months ended June 30, 2002 and $758,000 for the three months ended June 30, 2001. Including stock compensation and warrant expense, SG&A expense would have been $2.9 million and $5.0 million, or 15.0% and 41.5% of revenue, for the three months ended June 30, 2002 and 2001, respectively. SG&A excludes non-cash stock compensation and warrant expense of $2.0 million for the six months ended June 30, 2002 and $1.2 million for the six months ended June 30, 2001. Including stock compensation and warrant expense, SG&A expense would have been $11.5 million and $9.6 million, or 31.5% and 42.5% of revenue, for the six months ended June 30, 2002 and 2001, respectively.

        Stock compensation and warrant expense (benefit).    Stock compensation and warrant expense (benefit) was $(3.1) million, or (15.9)% of revenue for the three months ended June 30, 2002, and $2.4 million, or 20.2% of revenue, for the three months ended June 30, 2001. Stock compensation and warrant expense was $7.4 million, or 20.3% of revenue, for the six months ended June 30, 2002, and $5.1 million, or 22.0% of revenue, for the six months ended June 30, 2001. The decrease in expense during the three month periods was due to the credit we received as a result of a decrease in the fair market value of our common stock from March 31, 2002 to June 30, 2002. The increase in expense during the six month periods can be attributed primarily to our stock option repricing programs, which generated an expense for the first time in the first quarter of 2002.

        The following table summarizes the components of our stock compensation and warrant expense (benefit) for the three and six month periods ended June 30, 2002 and 2001 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Options granted prior to our initial public offering	$244	$604	$681	$1,504
Options granted to non-employees	625	676	1,226	1,246
Option repricings	(5,171)	—	2,761	—
Options assumed in connection with acquisitions	1,236	1,147	2,717	2,396

	$(3,066)	$2,427	$7,385	$5,146

        We will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and non-employees, (2) the repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance. Since the expense associated with our option repricing and grants to non-employees is dependent on our stock price, it will fluctuate from period to period and may increase significantly.

        Amortization of goodwill and intangible assets.    For the three months ended June 30, 2002, we recorded $857,000 of expense for the amortization of intangible assets recorded in connection with our acquisitions. This compares to expense of $3.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, we recorded $1.8 million and $5.2 million, respectively. A substantial portion of the decrease in all periods can be attributed to $29.9 million of impairment expense that was recorded in 2001, which reduced the remaining balance subject to future amortization. To a lesser extent, the application of SFAS No. 142, under which goodwill is no longer amortized, but is reviewed periodically for impairment, also contributed to the decrease in expense.

        Patent defense and acquisition integration costs.    Patent defense and acquisition integration costs were $683,000 and $1.4 million for the three and six months ended June 30, 2002, compared to $487,000 for the three and six months ended June 30, 2001. Patent defense costs increased in 2002 due to increased legal fees incurred in connection with the patent infringement lawsuit we filed against Genesis Microchip in April 2001. Acquisition integration costs represent costs incurred to integrate CMD and SCL. We do not expect to incur additional integration costs for CMD and SCL, but do expect to incur patent defense costs at least until the middle of 2003.

        Restructuring.    During the second quarter of 2002, we implemented a third workforce reduction in connection with the program we began in the third quarter of 2001, eliminating 14 positions. Positions were eliminated from all functional areas—operations, R&D and SG&A. This reduction resulted primarily from our decision to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. In connection with this workforce reduction, we recorded restructuring expense in the second quarter of 2002 of $3.5 million, consisting of cash severance-related costs of $450,000, non-cash severance-related costs of $1.6 million representing the intrinsic value of modified stock options and fixed asset write-downs of $1.5 million. The second quarter restructuring expense also includes a net benefit of $97,000 resulting from a change in estimate of the amount of space that will be subleased as well as a change in the lease rate to be obtained. In addition, we reversed $302,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations.

        Severance-related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions. The fixed asset write-down was determined based on the estimated fair value of assets, primarily computer hardware and software that would no longer be utilized after the employees' termination date.

        The following table presents restructuring activity for 2001 and through June 30, 2002 (in thousands). We expect the headcount reductions and related payments to be completed by the second quarter of 2003. Lease payments will be made through the end of the related lease terms of July 2003 and November 2005.

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
Fourth quarter 2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash charges	(303)	(115)	—	(418)

December 31, 2001 Balance	408	385	50	843
First quarter 2002 provision	516	1,177	500	2,193
Cash payments	(289)	(149)	—	(438)
Non-cash charges	(318)	—	(550)	(868)

March 31, 2002 Balance	317	1,413	—	1,730
Second quarter 2002 provision	2,084	(97)	1,513	3,500
Cash payments	(207)	(106)	—	(313)
Non-cash charges	(1,634)	—	(1,513)	(3,147)

June 30, 2002 Balance	$560	$1,210	$—	$1,770

        Impairment of goodwill and intangible assets.    In the second quarter of 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products.    This decision resulted in a decrease in our estimate of future cash flows from these products and resulted in a $5.2 million impairment of goodwill and intangible assets acquired in connection with our acquisition of CMD. Additionally, we reduced our estimate of the useful lives of the remaining intangible assets subject to amortization and will fully amortize these assets by the end of 2002.

        In-process research and development.    In-process research and development represents the value assigned to an acquired company's technology that has not reached technological feasibility and that has no alternative future use. During the quarter ended June 30, 2001, we recorded a one-time operating expense of $1.5 million for in-process research and development incurred in connection with the acquisition of CMD. As of the acquisition date, there were four identified development projects that met the necessary criteria -Titan 2U, Titan.next, SANBox and IDE Ultra-680. The value of these projects was determined by estimating their future cash flows from the time they were expected to become commercially feasible, discounting the net cash flows to their present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes. These estimates did not take into account any potential synergies that could be realized as a result of the acquisition, and were in line with industry averages and growth estimates for the storage and semiconductor industries.

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

        The percentage of completion for each project was determined based on research and development expenses incurred immediately prior to the acquisition as a percentage of total estimated research and development expenses to bring each project to technological feasibility. As of June 30, 2001, we estimated that Titan 2U was 25% complete with total projected costs of $164,000, that Titan.next was 15% complete with total projected costs of $200,000, that SANBox was 10% complete with total projected costs of $150,000 and that IDE Ultra-680 was 85% complete with total projected costs of $500,000. Consistent with our projections, revenue related to Titan 2U and IDE Ultra-680 commenced in the fourth of quarter of 2001. As discussed above under "impairment of goodwill and intangible assets", we no longer expect to introduce Titan.next and SANBox.

        Interest Income and other, net.    Interest income and other, net decreased to $163,000 for the three months ended June 30, 2002, from $705,000 for the three months ended June 30, 2001. Interest income and other, net decreased to $433,000 for the six months ended June 30, 2002, from $1.6 million for the six months ended June 30, 2001. The decrease is primarily due to a decrease in interest rates and, to a lesser extent, a $15.1 million decrease in our cash and investment balances.

        Provision for Income Taxes.    We did not record a provision for income taxes in the six months ended June 30, 2002, as we do not expect to generate book or taxable income in 2002. There was no provision for income taxes in the six months ended June 30, 2001.

        At June 30, 2002, we had a net operating loss carryforward for federal income tax purposes of approximately $38 million that expires in various years through 2022. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances. We do not expect to be subject to these restrictions or limitations.

Liquidity and Capital Resources

        At June 30, 2002, we had $31.9 million of working capital and $37.9 million of cash, cash equivalents and short-term investments.

        Operating activities used $5.3 million of cash during the six months ended June 30, 2002 and $6.2 million of cash during the six months ended June 30, 2001. During the six months ended June 30, 2002, net loss excluding depreciation, stock compensation and warrant expense, amortization of intangible assets, and the non-cash portion of our restructuring charges was $7.0 million, which accounts for most of the cash used in operating activities. Increases in accounts payable and accrued liabilities provided $2.3 million of cash, an increase in accounts receivable used $1.7 million of cash and an increased in deferred margin provided $1.3 million of cash. During the six months ended June 30, 2001, net loss excluding depreciation, stock compensation and warrant expense and amortization of goodwill and intangible assets was $3.8 million. Decreases in accounts payable, accrued expenses and deferred margin used $4.7 million of cash. These uses of cash were partially offset by a decrease in accounts receivable of $2.4 million.

        We generated $329,000 of cash from investing activities during the six months ended June 30, 2002 and $11.8 million during the six months ended June 30, 2001. The source of cash in both periods was net proceeds from sales of short-term investments of $2.5 million and $13.2 million, respectively, partially offset by capital expenditures of $2.2 million and $680,000, respectively. In addition, in the six months ended June 30, 2001, we used cash, net of cash acquired through acquisitions, in the amount of $753,000 for acquisition costs.

        Financing activities provided $4.2 million of cash in the six months ended June 30, 2002 and $454,000 in the six months ended June 30, 2001. Cash provided by financing activities in both periods was primarily from stock option exercises and proceeds from sales of shares under our employee stock purchase plan, partially offset by repayments of our capital leases and other obligations.

        In July 2002, we extended the term of our $3.1 million loan through October 17, 2002. This loan is secured by a certificate of deposit totaling $3.1 million, and bears interest at 2% above the rate in effect under this certificate of deposit (1.6% at June 30, 2002). We intend to refinance this note over a longer term, although no assurances can be given as to whether, or on what terms, we will be able to effect such refinancing.

        Our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2001 as described in our Form 10-K.

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

        We have incurred net losses in each quarter since our inception, including losses of $27.3 million in the six months ended June 30, 2002, $76.1 million in 2001, $23.2 million in 2000, and $7.6 million in 1999. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

  •
  the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products; and

  •
  fluctuations in the price of our common stock, which drive a substantial portion of our non-cash stock compensation and warrant expense.

        Because we have little or no control over these factors, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our future quarterly operating results are highly dependent upon how well we manage our business.

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

The licensing component of our business strategy may not be successful.

        Part of our business strategy is to license certain of our technology to companies that address markets in which we do not want to directly participate. We have limited experience marketing and selling our technology on a licensing basis. We signed our first license contracts during the six months ended June 30, 2002; however, there can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will pay agreed upon royalties, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing arrangements are complex and take a significant amount of time to formalize. Additionally, once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, and other factors. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

Our strategic restructuring program may not be successful.

        During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development and to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently acquired companies—CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and establishing industry standards for the consumer electronics and storage markets. We expect that we will continue to generate revenue from sales of products being phased out or de-emphasized for a limited period of time and that costs for selling and marketing these products will be minimal due to the limited resources allocated for this purpose. Products to be phased out or de-emphasized represented approximately 6% of our revenue in 2001 and 3% of our revenue for the six months ended June 30, 2002. In connection with this program, we have implemented three workforce reductions eliminating 109 positions, or 36% of our third quarter 2001workforce, and have recorded restructuring expense of $7.2 million.

        There is no guarantee that our strategic restructuring program will be successful. The consumer electronics market and storage market for devices using a Fibre Channel or Serial ATA interface are still developing and evolving and we are still developing our first generation of products for these markets. We have only recently begun to achieve design wins with our CE devices, such as set-top boxes and digital televisions, storage devices using the Fibre Channel interface, such as Fibre Channel Host Bus Adapters and Switches, and Serial ATA host controllers. Consequently, we may not achieve a leadership position in these markets. We may face customer dissatisfaction and negative publicity due to our decision to phase out or de-emphasize certain existing products and to cancel development projects. This could increase our costs, damage our reputation and distract our management. If we are ineffective at implementing or managing our strategic restructuring program, our business could be harmed.

We face intense competition in our markets, which may lead to reduce revenue from sales of our products and increased losses.

        The high-speed communication, display and storage semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our current display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog- and DVI-based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Matrox, National Semiconductor, nVidia, Phillips, Pixelworks, Sage (now owned by Genesis), SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine have all begun shipping products or announced intentions to introduce products that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. In the future, our current or potential customers may also develop their own proprietary solutions that would likely be the integration of a DVI transmitter or receiver into one of their products.

        Our video processing products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, nDSP, N/S Mediamatics, Pixelworks, Sage (now owned by Genesis), and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers.

        In the storage market, our Fibre Channel product faces competition from companies selling similar discrete products, including Agilent and Vitesse, from other Fibre Channel SerDes providers who license their core technology such as LSI Logic, and from companies that sell HBA controllers with integrated SerDes, such as QLogic and Agilent.

        Our Serial ATA products compete with similar products from Marvell. In addition, other companies have developed or announced intentions to develop SATA controllers such as Adaptec, APT, Intel, LSI Logic, Promise and Vitesse. We also may compete against Intel and other motherboard chip-set makers that may integrate SATA functionality into their chipsets.

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

        To date, we have achieved only a limited number of design wins for our Serial ATA and Fibre Channel storage products. Even after we have achieved a design win from an OEM, we may not realize any revenue, or significant revenue, from that OEM since a design win is not a binding commitment to purchase our products and the OEM may not achieve market acceptance for their product.

A significant amount of our revenue is generated by products for the PC industry, which is an industry that has slowed in growth.

        Approximately 70% of our 2001 revenue and 65% of our revenue for the six months ended June 30, 2002 was generated from our products for PCs and PC-related displays. Accordingly, we are dependent on the PC industry, which experienced a slowdown in growth during the second half of 2000 that continued throughout 2001, and into 2002. We cannot predict the duration or severity of the downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

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

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the six months ended June 30, 2002, shipments to Weikeng, an Asian distributor, generated 13% of our revenue and shipments to World Peace International, an Asian distributor, generated 13% of our revenue. For the year 2001, shipments to Samsung and Compaq, a global customer, each generated 12% of our revenue, and shipments to World Peace International generated 11% of our revenue. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

        Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 43% of our revenue for the six months ended June 30, 2002 and 40% of our revenue for 2001. We expect the percentage of revenue generated through distributors in 2002 to increase as our IC business grows at a faster rate than our storage sub-systems business. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

        We plan to introduce new products for the storage market, including our recently announced Serial ATA products. We do not expect to begin generating revenue from these products before the second half of 2002, and it is possible that we may experience delays beyond this period in generating revenue from these products. To date, we have achieved only limited design wins for our new Serial ATA products. We are still working with a semiconductor foundry and with potential customers to complete product development and to validate manufacturing methods and processes to support volume production. Each of these steps may involve unanticipated difficulties, which could delay product introduction and reduce market acceptance of the product. There can be no assurance that we will be able to achieve design wins for these or any of our planned new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields. Failure to develop and introduce Serial ATA products successfully and in a timely manner may adversely affect our results of operations.

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

        A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the six months ended June 30, 2002 and the year 2001, 72% and 79%, respectively, of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United

States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

        In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis' behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis' counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We have filed another motion to dismiss these counterclaims. In the opinion of management, the counterclaims are without merit. We intend to vigorously prosecute the case and to defend ourselves against the counterclaims. We expect that jury selection for trial will begin in January 2003.

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

        In connection with the program we began in the third quarter of 2001 to focus our business on products and technology in which we have, or believe we can achieve, a leadership position, we have implemented three workforce reductions, eliminating a total of 109 positions. As a result of the elimination of these positions, our marketing, sales and customer support capabilities could be reduced, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. These workforce reductions, or future workforce reductions, if any, may reduce employee morale and create concern among existing employees about job security, which could lead to increased turnover. Workforce reductions may also raise concerns among customers, suppliers and other corporate partners regarding our continued viability. Further, these workforce reductions may subject us to the risk of litigation, which could be costly to defend, divert the attention of management and subject us to possible liability for damages.

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

        Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the six months ended June 30, 2002, customers and distributors located in Taiwan generated 35% of our revenue and customers and distributors located in Japan generated 12% of our revenue. For 2001, customers and distributors located in Taiwan generated 25% of our revenue and customers and distributors located in Japan generated 16% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

Foreign Currency Exchange Risk

        All of our sales are denominated in U.S. dollars, and substantially all of our expenses are incurred in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates should not have a material effect on our future operating results or cash flows; however, a long term increase in foreign currency rates would likely result in increased wafer, packaging, assembly or testing costs.

Part II. Other Information

Item 1. Legal Proceedings

        On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions seek injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint for the Federal Suit as of February 28, 2002. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis' counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We have filed another motion to dismiss these counterclaims. In the opinion of management, the counterclaims are without merit. We intend to vigorously prosecute the case and to defend ourselves against the counterclaims. We expect that jury selection for trial will begin in January 2003.

        Silicon Image, certain officers and directors, and Silicon Image's underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all Defendants were part of a scheme to manipulate the price of Silicon Image's stock in the aftermarket following Silicon Image's initial public offering. Response to the complaint and discovery in this action on behalf of the Company and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. At this time, Silicon Image cannot predict the outcome of this lawsuit; however, Silicon Image intends to defend itself vigorously.

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

Item 2. Changes in Securities and Use of Proceeds

        In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us. The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement. These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act. On June 30, 2002, we issued 18,750 shares of our common stock to the Zillion founders pursuant to the exchange agreement. The issuances of shares were made without general solicitation or advertising and were only made to two individuals.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our 2002 Annual Meeting of Stockholders on May 21, 2001. The first matter voted upon at the meeting was the election of two Class III directors to serve until the 2005 Annual Meeting of

Stockholders. At the meeting, David D. Lee and Andrew S. Rappaport were elected as Class III directors by the following votes:

Name	Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
David D. Lee	40,065,206	—	—	4,872,961	—
Andrew S. Rappaport	44,430,971	—	—	507,196	—

        Our board of directors consists of six members and is divided into three classes, with each class consisting of two members and each class serving staggered three-year terms. The term of the Class I directors, who are currently Keith McAuliffe and Douglas C. Spreng, will expire at the 2003 Annual Meeting of Stockholders and the term of the Class II directors, who are currently David A. Hodges and Ronald V. Schmidt, will expire a the 2004 Annual Meeting of Stockholders.

        The second matter voted upon at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of Silicon Image for the fiscal year ending December 31, 2002. At the meeting, the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
43,856,298	1,006,804	75,065	—	—

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        Not applicable.

(b)
Reports on Form 8-K

        Not applicable.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2002	Silicon Image, Inc.
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