Form 10-Q
period 2002-09-30
SILICON IMAGE INC
filed 2002-11-08
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

        The number of shares of the registrant's Common Stock, $0.001 par value per share, outstanding as of September 30, 2002 was 66,159,543 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Nine Months Ended
September 30, 2002

Part I. Financial Information

Item 1. Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$21,385	$14,051	$57,744	$36,503
Cost and operating expenses:
Cost of revenue(1)	9,797	7,133	27,371	16,976
Research and development(2)	8,580	8,287	24,163	18,340
Selling, general and administrative(3)	3,982	5,384	13,492	13,775
Stock compensation and warrant expense (benefit)	201	4,342	7,586	9,488
Amortization of goodwill and intangible assets	859	5,502	2,625	10,676
Patent defense and acquisition integration costs	2,775	854	4,164	1,341
Restructuring	—	—	5,693	—
Impairment of goodwill and intangible assets	—	13,880	5,200	13,880
In-process research and development	—	—	—	1,500

Total cost and operating expenses	26,194	45,382	90,294	85,976

Loss from operations	(4,809)	(31,331)	(32,550)	(49,473)
Interest income and other, net	164	476	597	2,078

Net loss	$(4,645)	$(30,855)	$(31,953)	$(47,395)

Net loss per share:
Basic and diluted	$(0.07)	$(0.51)	$(0.50)	$(0.85)

Weighted average shares	65,587	60,945	63,912	55,703

(1)
Excludes stock compensation and warrant expense (benefit) of $(144,000) and $57,000 for the three months ended September 30, 2002 and 2001, respectively, and $234,000 and $229,000 for the nine months ended September 30, 2002 and 2001, respectively.

(2)
Excludes stock compensation and warrant expense of $687,000 and $3.3 million for the three months ended September 30, 2002 and 2001, respectively, and $5.7 million and $7.1 million for the nine months ended September 30, 2002 and 2001, respectively.

(3)
Excludes stock compensation and warrant expense (benefit) of $(342,000) and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, and $1.6 million and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)
(unaudited)

	Sept. 30, 2002	Dec. 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$24,725	$18,946
Short-term investments	12,857	22,272
Accounts receivable, net of allowances for doubtful accounts of $683 at Sept 30 and $450 at December 31	9,408	7,475
Inventories, net	7,103	6,536
Prepaid expenses and other current assets	2,198	2,969

Total current assets	56,291	58,198
Property and equipment, net	6,393	8,694
Goodwill and intangible assets, net	13,878	21,628
Other assets	1,392	1,642

Total assets	$77,954	$90,162

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$8,112	$5,165
Accrued liabilities	9,834	8,762
Capital lease and debt obligations, current	2,197	4,690
Deferred margin on sales to distributors	4,281	3,402

Total current liabilities	24,424	22,019
Capital lease and debt obligations, long-term	1,829	819

Total liabilities	26,253	22,838

Stockholders' Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; shares authorized: 150,000,000—September 30 and December 31; shares issued and outstanding: 66,159,543—September 30 and 63,515,742—December 31	66	64
Additional paid-in capital	210,421	194,280
Notes receivable from stockholders	(107)	(167)
Unearned compensation	(6,974)	(7,101)
Accumulated deficit	(151,705)	(119,752)

Total stockholders' equity	51,701	67,324

Total liabilities and stockholders' equity	$77,954	$90,162

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(31,953)	$(47,395)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation and warrant expense	7,586	9,488
Amortization of goodwill and intangible assets	2,625	10,676
Non-cash restructuring	3,965	—
Impairment of goodwill and intangible assets	5,200	13,880
In-process research and development	—	1,500
Depreciation and amortization	2,898	1,869
Changes in assets and liabilities:
Accounts receivable	(1,933)	2,026
Inventories	(567)	1,661
Prepaid expenses and other assets	1,021	(261)
Accounts payable	2,947	274
Accrued liabilities	997	(1,176)
Deferred margin on sales to distributors	879	(1,885)

Cash used in operating activities	(6,335)	(9,343)

Cash flows from investing activities:
Purchases of short-term investments	(955)	(11,817)
Proceeds from sales of short-term investments	10,370	18,304
Purchases of property and equipment	(2,610)	(1,329)
Acquisition costs, net of cash acquired	—	(2,983)

Cash provided by investing activities	6,805	2,175

Cash flows from financing activities:
Proceeds from issuances of common stock, net	6,732	1,780
Repayments of capital lease and other obligations	(1,483)	(1,622)
Proceeds from stockholder note repayment	60	78

Cash provided by financing activities	5,309	236

Net increase (decrease) in cash and cash equivalents	5,779	(6,932)
Cash and cash equivalents—beginning of period	18,946	23,224

Cash and cash equivalents—end of period	$24,725	$16,292

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2002

1.
Basis of Presentation

        In the opinion of management, the unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with the December 31, 2001 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and its subsidiaries (collectively, the "Company") at September 30, 2002 and the consolidated results of the Company's operations and cash flows for the three and nine months ended September 30, 2002 and 2001. All intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2001. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of future operating results.

2.
Recent Accounting Pronouncements

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flows method. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. We completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and other intangible assets were not impaired at January 1, 2002. (See Note 6 for discussion of second quarter 2002 goodwill and impairment expenses.) We identified $1.8 million of net identifiable intangible assets (acquired workforce) to be reclassified to goodwill pursuant to the new definition of intangible assets. Acquired technology, patents and other intangible assets continued to be amortized over their estimated useful lives of 18 to 42 months using the straight-line method. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142.

Components of intangible assets, including the reclassification of intangible assets as of January 1, 2002, were as follows (in thousands):

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired technology	$10,726	$9,956	$11,475	$7,724
Patents and other	2,028	1,936	4,429	2,194
Goodwill	—	—	13,341	8,562

	$12,754	$11,892	$29,245	$18,480

Intangible assets not subject to amortization:
Goodwill	$13,016	$—	$10,863	$—

        The changes in the carrying value of goodwill for the nine months ended September 30, 2002 are as follows:

As of December 31, 2001:
Goodwill subject to amortization	$13,341
Accumulated amortization	(8,562)
Goodwill not subject to amortization	10,863

Net goodwill as of December 31, 2001	15,642
Reclassification of acquired workforce upon adoption of SFAS 142 on January 1, 2002	1,765
Second quarter impairment (Note 6)	(4,391)

Balance as of September 30, 2002	$13,016

        Amortization of intangible assets was $859,000 and $5.5 million for the three months ended September 30, 2002 and 2001, respectively, and $2.6 million and $10.7 million for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense is expected to be $862,000 for the remainder of 2002 (a total of $3.5 million for 2002). Our net loss, excluding goodwill amortization expense, for the three and nine months ended September 30, 2001 would have been as follows had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except per share amounts):

	Three Months Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2001
Net loss-as reported	$(30,855)	$(47,395)
SFAS 142 amortization adjustment	2,758	5,293

Net loss-adjusted	$(28,097)	$(42,102)

Basic and diluted net loss per share-as reported	$(0.51)	$(0.85)
Impact of SFAS 142 amortization adjustment	0.05	0.09

Basic and diluted net loss per share-adjusted	$(0.46)	$(0.76)

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

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability. Under EITF 94-3, an expense was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002 and the provisions of EITF No. 94-3 will continue to apply for exit activities initiated prior to the adoption of SFAS No. 146.

3.
Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(4,645)	$(30,855)	$(31,953)	$(47,395)
Denominator:
Weighted average shares	65,936	62,770	64,476	57,544
Less: unvested common shares subject to repurchase	(349)	(1,825)	(564)	(1,841)

	65,587	60,945	63,912	55,703

Basic and diluted net loss per share	$(0.07)	$(0.51)	$(0.50)	$(0.85)

        As a result of the Company's net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes weighted average securities outstanding that were anti-dilutive and excluded from our calculation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Unvested common shares subject to repurchase	349	1,825	564	1,841
Stock options	19,082	16,946	19,764	13,159
Common stock warrants	—	—	—	254

        Had we been profitable during the three and nine months ended September 30, 2002, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2002
Unvested common shares subject to repurchase	296	511
Stock options	6,575	9,292
4.
Balance Sheet Components

	Sept. 30, 2002	Dec. 31, 2001
	(in thousands)
Inventories:
Raw materials	$1,451	$1,911
Work in process	2,087	1,337
Finished goods	3,565	3,288

	$7,103	$6,536

Accrued liabilities:
Customer rebates and accrued sales returns	$1,408	$1,073
Accrued payroll and related expenses	2,439	3,053
Restructuring (Note 6)	1,384	843
Accrued legal fees	2,122	527
Other accrued liabilities	2,481	3,266

	$9,834	$8,762

5.
Stock-Based Compensation

        The following table summarizes the components of our stock compensation and warrant expense (benefit) for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Options granted prior to our initial public offering	$260	$593	$941	$2,097
Options granted to non-employees	795	546	2,021	1,792
Option repricings	(1,525)	—	1,236	—
Options assumed in connection with acquisitions	671	3,203	3,388	5,599

	$201	$4,342	$7,586	$9,488

        During the three months ended September 30, 2002, we recognized a net benefit of $1.5 million relating to stock options that were repriced in December 2000 and April 2001 and for the nine months ended September 30, 2002, we recognized a net expense of $1.2 million. Expense or benefit for the increase or decrease, respectively, in the fair market value of our common stock in excess of the option's exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options.

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

        In connection with this program, in the fourth quarter of 2001, we reduced our workforce by approximately 60 people, or 20%. This workforce reduction was the initial step in eliminating duplicate positions that resulted from our acquisitions, and also represented the elimination of other positions based on our new product and technology focus. Positions were eliminated from all functional areas—operations, R&D and SG&A. Because of this workforce reduction, we recorded a restructuring expense of $1.5 million in the fourth quarter of 2001, consisting of cash severance-related costs of $599,000, non-cash severance-related costs of $303,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000 and fixed asset write-downs of $50,000. In addition, we reversed $286,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations.

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

        In April 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. In connection with this decision, we implemented a third workforce reduction, eliminating 14 positions, or 5% of our workforce, and recorded restructuring expense of $3.5 million, consisting of cash severance-related costs of $450,000, non-cash severance-related costs of $1.6 million representing the intrinsic value of modified stock options and fixed asset write-downs of $1.5 million. This restructuring expense also includes a net benefit of $97,000 resulting from a change in our estimate of the amount of space that will be subleased and a change in the lease rate to be obtained. We also reversed $302,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations. In connection with our decision to stop selling board products and to transition to a licensing model, we assessed the recoverability of the intangible assets subject to amortization in accordance with SFAS No. 144. During the quarter ended June 30, 2002, an impairment expense of $749,000 was recognized for acquired technology and $60,000 was recognized for patent and other intangible assets, based upon our projection of significantly reduced future cash flows. Additionally, we reduced our estimate of the useful lives of the remaining intangible assets subject to amortization and will fully amortize these assets by the end of 2002.

        Due to our decision to transition to a licensing model for our storage systems board products, the carrying value of goodwill was tested for impairment in accordance with SFAS No. 142 during the quarter ended June 30, 2002. As a result of our impairment test, a goodwill impairment expense of $4.4 million was recognized during the second quarter of 2002. To determine the amount of the impairment, we estimated the fair value of our storage systems business (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized.

        Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions. The fixed asset write-downs were determined based on the estimated fair value of assets, primarily computer hardware and software, that would no longer be utilized after the employees' termination dates.

        We expect the headcount reductions and related payments to be completed by the second quarter of 2003. Lease payments will be made through the end of the related lease terms of July 2003 and November 2005. The following table presents restructuring activity for 2001 and through September 30, 2002 (in thousands).

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
December 31, 2001 Balance	$408	$385	$50	$843
First quarter 2002 provision	516	1,177	500	2,193
Cash payments	(289)	(149)	—	(438)
Non-cash charges	(318)	—	(550)	(868)

March 31, 2002 Balance	317	1,413	—	1,730
Second quarter 2002 provision (benefit)	2,084	(97)	1,513	3,500
Cash payments	(207)	(106)	—	(313)
Non-cash charges	(1,634)	—	(1,513)	(3,147)

June 30, 2002 Balance	560	1,210	—	1,770
Third quarter 2002 provision (benefit)	(53)	53	—	—
Cash payments	(311)	(75)		(386)

September 30, 2002 Balance	$196	$1,188	$—	$1,384

7.
Customer and Geographic Information

        Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Taiwan	$6,944	$3,030	$19,583	$8,687
United States	6,083	3,108	16,264	5,892
Japan	2,881	1,766	7,244	6,952
Hong Kong	3,094	1,203	6,708	2,438
Korea	1,575	2,141	4,175	6,856
Other	808	2,803	3,770	5,678

	$21,385	$14,051	$57,744	$36,503

        For each period presented, substantially all long-lived assets were located within the United States.

        For the three months ended September 30, 2002, one customer generated 15% of our revenue. For the nine months ended September 30, 2002, two customers generated 14% and 12% of our revenue and, as of September 30, 2002, two customers represented 15% and 10% of gross accounts receivable. For the nine months ended September 30, 2001, one customer generated 13% of our revenue. At December 31, 2001, three customers represented 17%, 16% and 12% of gross accounts receivable.

8.
Legal Contingency

        We are a plaintiff in intellectual property litigation against one of our competitors and are aggressively pursuing this matter. Intellectual property litigation is time-consuming and expensive to prosecute. To date, we have spent approximately $5.5 million on this matter and expect to continue to incur significant costs through at least the first half of 2003. Refer to Part II, Item 1—Legal Proceedings for additional information.

9.
Subsequent Event

        On October 1, 2002, we entered into a new debt facility that includes a revolving line of credit of up to $7.5 million, a term loan of $3.6 million, and equipment advances of $1.0 million. Borrowings under the revolving line are limited to the lesser of $7.5 million or our borrowing base of 80% of eligible accounts receivable. The revolving line has a maturity date of September 26, 2003. There were no borrowings outstanding under this line at September 30, 2002. The $3.6 million term loan refinanced $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt, and requires monthly payments through its maturity of October 1, 2004. The September 30, 2002 balance sheet has been adjusted to reflect the effects of this refinancing. Equipment advances are available until March 31, 2003. There were no equipment advances outstanding at September 30, 2002. All borrowings under this credit facility are at prime (4.75% at September 30, 2002) and the facility is secured by substantially all of our assets, excluding intellectual property. This facility contains certain financial covenants with which we must comply. We were in compliance with all such covenants as of September 30, 2002.

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

Overview

        Silicon Image designs, develops and markets semiconductors, including transmitters, receivers, monitor controllers, video processors and storage ICs, for applications that require high-bandwidth, cost-effective solutions for high-speed data communications. Sales of our DVI PC ICs, which are used in graphic cards, motherboards and flat panel and other digital displays, generated 63% of our revenue in the first nine months of 2002, 70% of our 2001 revenue and substantially all of our revenue in 2000 and 1999. Our market share for flat panels eroded during the latter half of 2000, throughout 2001 and into 2002, as many OEMs began using an integrated dual-mode monitor controller, which is a chip that incorporates a digital receiver, a video scaler, and an analog to digital converter. This dual-mode chip has become popular for flat panel displays that are designed to accept both an analog and digital signal. We believe this dual-mode design represents a transitional technology until all-digital solutions are implemented; therefore, we do not offer, or plan to offer, an integrated dual-mode monitor controller. However, we continue to sell to flat panel display manufacturers by partnering with other companies to supply a three chip discrete solution that we believe is cost-effective relative to the integrated chip solution.

        With respect to DVI PC products for motherboards and graphics cards, there has been additional competition from Thine and Texas Instruments in 2001 and 2002, but we continue to maintain our leading position in the market for discrete devices in these markets. We believe that the biggest potential risk to our market position is the ability of graphic card manufacturers, nVidia, and Matrox, to integrate the functionality of our discrete devices into their graphic chips, thus eliminating the need for our devices. This has happened to some degree and we expect further integration over the next two years. We believe many solutions that require higher resolutions like SXGA and UXGA, particularly associated with larger displays, will require discrete transmitters during this period because of their ability to deliver the extremely high level of quality and bandwidth associated with high resolutions.

        We expect to see continued long-term growth in the market for DVI PC ICs as the DVI adoption rate increases; however, we do not expect to see growth in the short-term due to the effect of current economic conditions on the PC market.

        In 2001, we began to license certain of our technology to companies that participate in, or that we expect to enter into, markets that we have chosen not to participate in directly. To date, we have signed several license agreements.

        In 2000, we began focusing our resources on entering two new markets—storage and consumer electronics. These are emerging markets that play well to one of our core competencies, high-speed intelligent serial interfaces, and are projected to experience significant growth rates over the next three years. In June 2001, we announced our first Fibre Channel product and in February 2002, we announced our first Serial ATA product—a fully integrated PCI-to-Serial ATA host controller. We recently began volume production of our Fibre Channel and Serial ATA host controller products. We will continue to concentrate on product offerings for Serial ATA and 2 Gigabit Fibre Channel.

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

        In connection with this program, we have implemented three workforce reductions eliminating 109 positions, or 36% of our third quarter 2001 workforce, and recorded restructuring expense of $1.5 million in the fourth quarter of 2001 and $5.7 million for the first nine months of 2002. These restructuring actions were the result of our elimination of duplicate positions that resulted from our acquisitions, as well as the elimination of other positions based on our new product and technology focus, including our decisions to discontinue funding of certain digital video processing projects and to transition to a licensing model for our storage subsystem board products. This new product and technology focus resulted in a decrease in our estimate of future cash flows from certain acquired products and technologies and an impairment expense of $29.9 million for 2001 and $5.2 million for the first nine months of 2002.

        In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. In June 2002, the working group released v0.9 of the draft specification for the High Definition Multimedia Interface (HDMI). The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image's patented underlying TMDS technology along with Intel's HDCP as the basis for the interface. We anticipate that the working group will release v1.0 of the specification by the end of 2002, facilitating the introduction of new digital consumer electronics products using DVI technology.

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

Outlook

        We expect sequential quarterly revenue growth in the fourth quarter of 2002 of approximately 8-12% as we focus on high-growth markets like storage ICs and consumer electronics, and as we generate increased revenue from licensing.

        Our expectation of revenue growth in the fourth quarter of 2002 is based primarily on four assumptions. First, our motherboard designs using our Serial ATA products are expected to ramp significantly as the available supply of Serial ATA enabled hard drives improves. Second, DVI is beginning to be utilized in various CE products like DVD players, TVs, and set-top boxes and our design activity leads us to expect quarter-to-quarter revenue growth for some of our newer CE products. Third, we expect licensing revenue to increase significantly from the third quarter. Fourth, we do not expect growth in the DVI PC business in the fourth quarter due to the effect of the current economic conditions on the PC market.

        In addition to the factors enumerated in the section "Factors Affecting Future Results", factors that may cause our actual results to differ materially from those anticipated by our assumptions include the availability of Serial ATA enabled hard drives, the rate at which OEMs adopt DVI in the PC and CE markets, consumer demand in the PC and CE markets, whether and how quickly OEMs use integrated transmitters instead of our discrete transmitters, our ability to achieve design wins in the CE and storage markets and the rate at which new interfaces, such as Serial ATA, Fibre Channel and HDMI, are adopted by OEMs and the market. In addition, the amount and timing of any revenue from new products for the CE and storage markets, including our existing and future SATALink products, will depend on our ability to achieve design wins with OEMs for these new products, and will be affected by any delays in our completion of product development and by the ability of a semiconductor foundry to manufacture these products in commercial volumes at an acceptable yield and cost. We are still validating and optimizing the manufacturing processes for our new SATALink products, and our ability to generate revenue from these products depends on the successful and timely completion of this optimization and our ability to obtain acceptable yields. Licensing revenue is heavily dependent on a few key deals being completed, the timing of which is not always predictable and is especially susceptible to slipping from the period in which they are expected. Also, generating revenue from licensing arrangements is a lengthy process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, and other factors. Our expectation of licensing revenue for any period could be negatively affected by any of these factors. In addition, our future revenue remains dependent on general economic and market conditions and will be affected by competition, including competition from integrated transmitter and storage products. We cannot predict the duration or severity of the current downturn in the PC and display market, or in the general economy, or their effect on our revenue and operating results. In addition, please see the section "Factors Affecting Future Results."

        We expect our gross margin percentage in the fourth quarter of 2002 to increase approximately two percentage points from the third quarter of 2002. This increase is primarily a result of anticipated increased revenue from licensing, which has nominal associated costs, as well as the anticipated effect of increased business volume and manufacturing overhead expense controls. These margin improvements are expected to be partially offset by declining ASPs and shifts in product mix, whereby lower margin products such as our SATALink products will contribute a higher percentage of our revenue.

        We expect fourth quarter R&D and SG&A expense to increase slightly in absolute dollars from the third quarter of 2002, but to decline 3-5 points as a percentage of revenue. The dollar increases will be due primarily to increased engineering product expenses and commissions. We plan to control R&D and SG&A expenses with a goal of reaching 36% of revenue, on a combined basis, over the next several years.

        The amount of stock compensation and warrant expense recognized in any given period is dependent upon numerous variables, most of which are beyond our control and are extremely difficult to accurately predict. These variables include the fair market value of our common stock at future points in time, employee terminations, and new issuances of or modifications to stock options. Assuming that we incur no expense associated with the stock option repricings we have done, which assumes that our stock price does not exceed $5.63 at the end of the fourth fiscal quarter of 2002, we expect our stock compensation and warrant expense to be approximately $9 to $10 million in 2002. The expected decrease from the $12.4 million of expense incurred in 2001 is primarily due to the decrease in amortization of unearned compensation recorded in connection with our acquisitions in 2001, which is offset by the impact of net expense associated with our option repricings.

        We expect intangible asset amortization expense to be approximately $3.5 million in 2002, assuming such assets do not become impaired and no other acquisitions are made.

        Patent defense costs are related to the lawsuit we filed against Genesis Microchip in April 2001, and acquisition integration costs represent costs incurred to integrate acquired companies. We expect to incur approximately $6.0 million of expense for patent defense and acquisition integration costs in 2002. The increase from 2001 can be attributed to a full year's worth of patent defense costs in 2002, versus a partial year in 2001, and increased expenses as the pending trial date in January of 2003 nears.

        If we do not achieve our operating plan, or if we experience an unexpected change in demand for our products or acquire another company, we may incur operating expenses in the fourth quarter of 2002 or in future periods for impairment of intangible assets, in-process research and development, headcount reductions and exit costs in connection with restructuring activities or other costs. Expenses incurred in connection with any of these activities would be incremental to our expense estimates for the fourth quarter of 2002 as discussed above.

Commitments, Contingencies and Concentrations

        In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we are required to grant Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share if a specified milestone is achieved. Upon issuance of this warrant, we would record an expense equal to its fair value, which was estimated to be $1.1 million at September 30, 2002. We do not expect the milestone requiring the issuance of this warrant will be achieved.

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 45% and 43% of our revenue for the nine months ended September 30, 2002 and 2001, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEM's rely upon third party manufacturers or distributors to provide inventory management and purchasing functions, and was 43% of revenue for the nine months ended September 30, 2002, compared to 44% for the nine months ended September 30, 2001. We expect that the percentage of revenue generated through distributors will decrease as licensing revenue, which is direct, becomes a higher percentage of our revenue.

        For the nine months ended September 30, 2002, shipments to World Peace International, an Asian distributor, generated 14% of our revenue and shipments to Weikeng, an Asian distributor, generated 12% of our revenue. For the year 2001, shipments to Samsung and Compaq, both global customers, each generated 12% of our revenue, and shipments to World Peace International generated 11% of our revenue. As of September 30, 2002, World Peace International represented 15% of gross accounts receivable.

        A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 67% and 65% of our revenue for the nine months ended September 30, 2002 and 2001, respectively. The reason for our geographical concentration in Asia is that our products are often used as part of flat panel displays, add-in graphic or storage cards and motherboards, the majority of which are produced in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

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

Recent Accounting Pronouncements

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed periodically for impairment. We completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and other intangible assets were not impaired as of January 1, 2002. We identified $1.7 million of net identifiable intangible assets to be reclassified to goodwill pursuant to the new definition of intangible assets. Purchased technology and other intangible assets continued to be amortized over their estimated useful lives of 18 to 42 months using the straight-line method. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142. See Note 6 to our financial statements for a discussion of the second quarter 2002 impairment expense.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including amortizable and non-amortizable intangible assets, and is effective for our fiscal year beginning on January 1, 2002, as well as for interim periods within 2002. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

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

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when the liability is incurred, and that fair value is the objective for initial measurement of the liability. Under EITF 94-3, an expense was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002 and the provisions of EITF No. 94-3 will continue to apply for exit activities initiated prior to the adoption of SFAS No. 146.

Results of Operations for the Three and Nine months ended September 30, 2002 Compared to Results of Operations for the Three and Nine months ended September 30, 2001

        Revenue.    Revenue increased to $21.4 million for the three months ended September 30, 2002, from $14.1 million for the three months ended September 30, 2001, an increase of 52%. Revenue was $57.7 million for the nine months ended September 30, 2002, an increase of 58% from the nine months ended September 30, 2001.

        The $7.3 million increase in revenue for the three month periods is primarily due to higher sales volumes for our DVI PC products, as the DVI adoption rate for PCs increased and as a low cost DVI plug-in card incorporating our products was made available by an OEM. The increase in sales of our DVI PC products generated an additional $4.7 million in revenue. Our Fibre Channel product generated $2.0 million of incremental revenue and licensing contributed $1.5 million. The effect of these increases was partially offset by a continuing decline in average selling prices for our IC products.

        The $21.2 million increase for the nine month periods is primarily due to a $9.9 million increase in sales of our DVI PC products, driven primarily by higher volumes as DVI adoption increased in the PC market and as a low cost DVI plug-in card, incorporating our product, was made available by an OEM. $5.8 million of the increase represents sales of our storage products, which can be attributed to Parallel ATA and USB ICs obtained in connection with our acquisition of CMD late in the second quarter of 2001, and to a lesser extent, sales of our Fibre Channel product that began to ship late in the third quarter of 2001. New CE products contributed $2.0 million of revenue for the nine months ended September 30, 2002 and licensing contributed another $3.1 million. The effect of these increases was partially offset by increased competition, particularly in the dual-mode controller market in which we do not offer an integrated product, and a continuing decline in average selling prices for our IC products.

        Cost of revenue.    Cost of revenue consists primarily of costs incurred to manufacture, assemble, test and ship our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue, as a percentage of revenue), increased to 54.2% for the three months ended September 30, 2002, from 49.2% for the three months ended September 30, 2001 and decreased to 52.6% for the nine months ended September 30, 2002, from 53.5% for the nine months ended September 30, 2001.

        The 5.0% increase in gross margin for the three month periods was primarily due to our licensing revenue, which has nominal associated costs and contributed approximately 3.5% to our gross margin and, to a lesser extent, increased sales of higher margin storage IC and CE products and higher business volume over which to spread fixed manufacturing overhead costs. These increases were partially offset by a decline in ASPs on our PC IC products and reserves required for certain excess inventory quantities and product re-work. Cost of revenue excludes non-cash stock compensation and warrant expense (benefit) of $(144,000) and $57,000 for the three months ended September 30, 2002 and 2001, respectively. Including stock compensation and warrant expense, our gross margin would have been 54.9% and 48.8% for the three months ended September 30, 2002 and 2001, respectively.

        The 0.9% decrease in gross margin for the nine month periods was primarily due to a continuing decline in ASPs on our IC products, and to a lesser extent, our acquisition of CMD, which has lower margin board products that negatively affected our gross margins. These decreases were partially offset by margins on our licensing revenue, which has nominal associated costs contributed approximately 2.9% to our gross margin for the nine months ended September 30, 2002. Cost of revenue excludes $234,000 and $229,000 of non-cash stock compensation and warrant expense for the nine months ended September 30, 2002 and 2001, respectively. Including stock compensation and warrant expense, our gross margin would have been 52.2% and 52.9% for the nine months ended September 30, 2002 and 2001, respectively.

        Research and development.    R&D consists primarily of compensation and related costs for employees, fees for independent contractors and prototypes. R&D expense was $8.6 million, or 40.1% of revenue, for the three months ended September 30, 2002, compared to $8.3 million, or 59.0% of revenue, for the three months ended September 30, 2001. R&D expense was $24.2 million, or 41.8% of revenue, for the nine months ended September 30, 2002, and $18.3 million, or 50.2% of revenue, for the nine months ended September 30, 2001.

        The $300,000 increase in R&D expense for the three month periods was primarily due to higher product development costs as the number of new product introductions increased and as we moved to smaller geometries that have higher mask costs. These increases were partially offset by cost savings from a one-week shutdown in the third quarter of 2002. There was not a shutdown in the third quarter of 2001. R&D expense excludes non-cash stock compensation and warrant expense of $687,000 and $3.3 million for the three months ended September 30, 2002 and 2001, respectively. Including stock compensation and warrant expense, R&D would have been $9.3 million and $11.6 million, or 43.3% and 82.3%, of revenue for the three months ended September 30, 2002 and 2001, respectively.

        The $5.9 million increase in R&D expense for the nine month periods was primarily due to development expenses associated with our expansion into the storage and CE markets, as well as higher mask costs associated with smaller geometries and an increase in patent filing and application fees. These increases were partially offset by cost savings from a one-week shutdown in the third quarter of 2002. There was not a shutdown in the third quarter of 2001. R&D expense excludes $5.7 million and $7.1 million of non-cash stock compensation and warrant expense for the nine months ended September 30, 2002 and 2001, respectively. Including stock compensation and warrant expense, R&D would have been $29.9 million and $25.4 million, or 51.7% and 69.7%, of revenue for the nine months ended September 30, 2002 and 2001, respectively.

        Selling, general and administrative.    SG&A expense was $4.0 million, or 18.6% of revenue, for the three months ended September 30, 2002, compared to $5.4 million, or 38.3% of revenue, for the three months ended September 30, 2001. SG&A consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. SG&A expense was $13.5 million, or 23.4% of revenue, for the nine months ended September 30, 2002, and $13.8 million, or 37.8% of revenue, for the nine months ended September 30, 2001.

        The $1.4 million decrease in SG&A expense for the three month periods was primarily due to a reduction in SG&A headcount from 110 at September 30, 2001 to 73 at September 30, 2002, as well as a one week shutdown in the third quarter of 2002, lower facility costs as a result of consolidating facilities as part of our restructurings, and expense controls on costs such as advertising, travel and professional fees. These decreases were partially offset by an increase in commission expense on higher revenue. Lower SG&A expense as a percentage of revenue is due to our ability to support a higher level of revenue without a comparable increase in SG&A expense. SG&A excludes non-cash stock compensation and warrant expense (benefit) of $(342,000) for the three months ended September 30, 2002 and $1.0 million for the three months ended September 30, 2001. Including stock compensation and warrant expense, SG&A expense would have been $3.6 million and $6.4 million, or 17.0% and 45.5% of revenue, for the three months ended September 30, 2002 and 2001, respectively.

        The $300,000 decrease in SG&A expense for the nine month periods was primarily due to a reduction in headcount from 110 at September 30, 2001 to 73 at September 30, 2002, as well as a one week shutdown in the third quarter of 2002, lower facility costs as a result of consolidating facilities as part of our restructurings, and expense controls on costs such as travel and professional fees. These decreases were partially offset by an increase in expenses associated with selling and marketing our storage and consumer electronics products, including commission expense on higher revenue and trade show costs. Lower SG&A expense as a percentage of revenue is due to our ability to support a higher level of revenue without a comparable increase in SG&A expense. SG&A excludes non-cash stock compensation and warrant expense of $1.6 million for the nine months ended September 30, 2002 and $2.2 million for the nine months ended September 30, 2001. Including stock compensation and warrant expense, SG&A expense would have been $15.1 million and $15.9 million, or 26.2% and 43.7% of revenue, for the nine months ended September 30, 2002 and 2001, respectively.

        Stock compensation and warrant expense.    Stock compensation and warrant expense was $201,000, or 0.9% of revenue for the three months ended September 30, 2002, and $4.3 million, or 30.9% of revenue, for the three months ended September 30, 2001. Stock compensation and warrant expense was $7.6 million, or 13.1% of revenue, for the nine months ended September 30, 2002, and $9.5 million, or 26.0% of revenue, for the nine months ended September 30, 2001. A significant portion of the decrease in expense during all periods was due to a decrease in amortization of expense associated with the acquisitions we completed in 2001. For the three month periods the decrease is also associated with the credit we received as a result of a decrease in the fair market value of our common stock from June 30, 2002 to September 30, 2002.

        The following table summarizes the components of our stock compensation and warrant expense (benefit) for the three and nine month periods ended September 30, 2002 and 2001 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Options granted prior to our initial public offering	$260	$593	$941	$2,097
Options granted to non-employees	795	546	2,021	1,792
Option repricings	(1,525)	—	1,236	—
Options assumed in connection with acquisitions	671	3,203	3,388	5,599

	$201	$4,342	$7,586	$9,488

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

        Amortization of goodwill and intangible assets.    For the three months ended September 30, 2002, we recorded $859,000 of expense for the amortization of intangible assets recorded in connection with our acquisitions. This compares to expense of $5.5 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, we recorded intangible asset amortization expense of $2.6 million and $10.7 million, respectively. A substantial portion of the decrease in all periods can be attributed to $29.9 million of impairment expense that was recorded in 2001, which reduced the remaining balance subject to future amortization. To a lesser extent, the application of SFAS No. 142, under which goodwill is no longer amortized, also contributed to the decrease in expense.

        Patent defense and acquisition integration costs.    Patent defense and acquisition integration costs were $2.8 million and $4.2 million for the three and nine months ended September 30, 2002, respectively, compared to $854,000 and $1.3 million for the three and nine months ended September 30, 2001, respectively. Patent defense costs increased in 2002 due to increased legal fees incurred in connection with the patent infringement lawsuit we filed against Genesis Microchip in April 2001. In particular, these costs increased significantly in the third quarter of 2002 due to discovery, depositions and motions that needed to be completed prior to the close of discovery (September 30) and the deadline for filing dispositive motions (October 11) in preparation for a January trial date. Acquisition integration costs represent costs incurred to integrate CMD and SCL. We do not expect to incur additional integration costs for CMD and SCL, but do expect to incur patent defense costs until at least the middle of 2003, depending on the progress of the litigation. The amount of patent defense costs to be incurred is difficult to predict and will vary depending on the level of activity and length of these proceedings.

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

        Severance-related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions. The fixed asset write-down was determined based on the estimated fair value of assets, primarily computer hardware and software that would no longer be utilized after the employees' termination dates.

        The following table presents restructuring activity for 2001 and through September 30, 2002 (in thousands). We expect the headcount reductions and related payments to be completed by the second quarter of 2003. Lease payments will be made through the end of the related lease terms of July 2003 and November 2005.

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
December 31, 2001 Balance	$408	$385	$50	$843
First quarter 2002 provision	516	1,177	500	2,193
Cash payments	(289)	(149)	—	(438)
Non-cash charges	(318)	—	(550)	(868)

March 31, 2002 Balance	317	1,413	—	1,730
Second quarter 2002 provision (benefit)	2,084	(97)	1,513	3,500
Cash payments	(207)	(106)	—	(313)
Non-cash charges	(1,634)	—	(1,513)	(3,147)

June 30, 2002 Balance	560	1,210	—	1,770
Third quarter 2002 provision (benefit)	(53)	53	—	—
Cash payments	(311)	(75)		(386)

September 30, 2002 Balance	$196	$1,188	$—	$1,384

        Impairment of goodwill and intangible assets.    In the second quarter of 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. This decision resulted in a decrease in our estimate of future cash flows from these products and resulted in a $5.2 million impairment of goodwill and intangible assets acquired in connection with our acquisition of CMD. Additionally, we reduced our estimate of the useful lives of the remaining intangible assets subject to amortization and will fully amortize these assets by the end of 2002. In the third quarter of 2001, we decided to phase out or de-emphasize certain digital video processing products and to cease funding of certain digital video processing development projects. As a result, we recorded $13.9 million of expense for the impairment of goodwill and intangible assets recorded in connection with our acquisition of DVDO. Additionally, prevailing economic and industry conditions and the departure of certain key DVDO employees during the September 2001 quarter also contributed to the impairment.

        In-process research and development.    In-process research and development represents the value assigned to an acquired company's technology that has not reached technological feasibility and that has no alternative future use. During the nine months ended September 30, 2001, we recorded a one-time operating expense of $1.5 million for in-process research and development incurred in connection with the acquisition of CMD. As of the acquisition date, there were four identified development projects that met the necessary criteria -Titan 2U, Titan.next, SANBox and IDE Ultra-680. The value of these projects was determined by estimating their future cash flows from the time they were expected to become commercially feasible, discounting the net cash flows to their present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified projects were based on estimates of revenue, cost of revenue, research and development expenses, selling general and administrative expenses, and applicable income taxes. These estimates did not take into account any potential synergies that could be realized as a result of the acquisition, and were in line with industry averages and growth estimates for the storage and semiconductor industries.

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

        The percentage of completion for each project was determined based on research and development expenses incurred immediately prior to the acquisition as a percentage of total estimated research and development expenses to bring each project to technological feasibility. As of September 30, 2001, we estimated that Titan 2U was 25% complete with total projected costs of $164,000, that Titan.next was 15% complete with total projected costs of $200,000, that SANBox was 10% complete with total projected costs of $150,000 and that IDE Ultra-680 was 85% complete with total projected costs of $500,000. Consistent with our projections, revenue related to Titan 2U and IDE Ultra-680 commenced in the fourth of quarter of 2001. As discussed above under "impairment of goodwill and intangible assets", we no longer expect to introduce Titan.next and SANBox.

        Interest Income and other, net.    Interest income and other, net decreased to $164,000 for the three months ended September 30, 2002, from $476,000 for the three months ended September 30, 2001, and decreased to $597,000 for the nine months ended September 30, 2002, from $2.1 million for the nine months ended September 30, 2001. These decreases are primarily due to lower interest rates on our investments and, to a lesser extent, a decrease in our average cash and investment balances.

        Provision for Income Taxes.    We did not record a provision for income taxes for the nine months ended September 30, 2002, as we do not expect to generate book or taxable income in 2002. There was no provision for income taxes for the nine months ended September 30, 2001 due to losses during that period.

        At September 30, 2002, we had a net operating loss carryforward for federal income tax purposes of approximately $39 million that expires in various years through 2022. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances.

Liquidity and Capital Resources

        At September 30, 2002, we had $31.9 million of working capital and $37.6 million of cash, cash equivalents and short-term investments.

        Operating activities used $6.3 million of cash during the nine months ended September 30, 2002 and $9.3 million of cash during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, net loss excluding depreciation, stock compensation and warrant expense, amortization of intangible assets and the non-cash portion of our restructuring charges and impairment of goodwill and intangible assets was $9.7 million, which accounts for most of the cash used in operating activities. Sources of cash from operating activities include increases of $1.9 million in accounts receivable, $567,000 in inventories and increases of $2.9 million, $997,000 and $879,000 in accounts payable, accrued expenses and deferred margin, respectively. During the nine months ended September 30, 2001, net loss excluding depreciation, stock compensation and warrant expense and impairment and amortization of goodwill and intangible assets was $10.0 million. Accounts payable and accrued liabilities decreased $902,000 and deferred margin on sales to distributors decreased $1.9 million. These uses of cash were partially offset by decreases in accounts receivable and inventories of $2.0 million and $1.7 million, respectively.

        We generated $6.8 million of cash from investing activities during the nine months ended September 30, 2002 and $2.2 million during the nine months ended September 30, 2001. The source of cash in both periods was net proceeds from sales of short-term investments of $9.4 million and $6.5 million, respectively, partially offset by capital expenditures of $2.6 million and $1.3 million, respectively. In addition, for the nine months ended September 30, 2001, we used cash, net of cash acquired through acquisitions, in the amount of $3.0 million for acquisitions.

        Financing activities provided $5.3 million of cash for the nine months ended September 30, 2002 and $236,000 for the nine months ended September 30, 2001. Cash provided by financing activities in both periods was primarily from issuances of common stock (stock option exercises and sales of shares under our employee stock purchase plan) for the nine months ended September 30, 2002 and 2001 of $6.7 million and $1.8 million, respectively, partially offset by repayments of capital lease and other obligations for the nine months ended September 30, 2002 and 2001 of $1.5 million and $1.6 million, respectively.

        On October 1, 2002, we entered into a new debt facility that includes a revolving line of credit of up to $7.5 million, a term loan of $3.6 million, and equipment advances of $1.0 million. Borrowings under the revolving line are limited to the lesser of $7.5 million or our borrowing base of 80% of eligible accounts receivable. The revolving line has a maturity date of September 26, 2003. There were no borrowings outstanding under this line at September 30, 2002. The $3.6 million term loan refinanced $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt, and requires monthly payments through its maturity of October 1, 2004. The September 30, 2002 balance sheet has been adjusted to reflect the effects of this refinancing. Equipment advances are available until March 31, 2003. There were no equipment advances outstanding at September 30, 2002. All borrowings under this credit facility are at prime (4.75% at September 30, 2002) and the facility is secured by substantially all of our assets, excluding intellectual property. This facility contains certain financial covenants with which we must comply. We were in compliance with all such covenants as of September 30, 2002.

        Our other contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2001 as described in our Form 10-K.

        We believe our existing cash balance and borrowing capability are sufficient to meet our capital and operating requirements for at least the next 12 months based on our business plan. Operating and capital requirements depend on many factors, including the levels at which we generate revenue and maintain margins, inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity and our operating expenses. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to our stockholders or us.

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

We operate in rapidly evolving markets, which make it difficult to evaluate our future prospects.

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

        We have incurred net losses in each quarter since our inception, including losses of $32.0 million for the nine months ended September 30, 2002, $76.1 million, $23.2 million and $7.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

  •
  the fact that our licensing revenue is heavily dependent on a few key deals being completed, the timing of which is not always predictable and is especially susceptible to slipping from the period in which they are expected, and our concentrated dependence on a few licensees for substantial portions of our expected licensing revenue;

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

  •
  our ability to close licensing deals and make deliverables and milestones on which recognition of revenue often depends;

  •
  our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;

  •
  the success of the distribution channels through which we choose to sell our products; and

  •
  our ability to manage expense and inventory levels.

        If we fail to effectively manage our business, this could adversely affect our results of operations.

The licensing component of our business strategy may not be successful.

        Part of our business strategy is to license certain of our technology to companies that address markets in which we do not want to directly participate. We have limited experience marketing and selling our technology on a licensing basis. We signed our first license contract in December 2001 and signed several more during the nine months ended September 30, 2002; however, there can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will pay agreed upon royalties, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing revenue is heavily dependent on a few key deals being completed, the timing of which is not always predictable and is especially susceptible to slipping from the period in which they are expected. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, and other factors. In addition, in any period, our expectation of licensing revenue is or may be dependent on one or a few licenses being completed. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

Our strategic restructuring program may not be successful.

        During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products, to license our technology to companies that participate in markets we do not address and to integrate the operations of our two recently acquired companies—CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and establishing industry standards for the consumer electronics and storage markets. Additionally, in the second quarter of 2002, we transitioned to a licensing model for our storage systems business and are therefore phasing out our board level products. We expect that we will continue to generate revenue from sales of products being phased out or de-emphasized for a limited period of time and that costs for selling and marketing these products will be minimal due to the limited resources allocated for this purpose. However, if demand for these products is not sufficient to use our existing inventory, we may incur charges for excess and obsolete inventory. Products to be phased out or de-emphasized represented approximately 14% of our revenue in 2001 and 9% of our revenue for the nine months ended September 30, 2002. In connection with this program, we have implemented three workforce reductions eliminating 109 positions, or 36% of our third quarter 2001 workforce, and have recorded restructuring expense of $7.2 million.

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

        The high-speed communication, display and storage semiconductor industries are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our current display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog- and DVI-based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Matrox, National Semiconductor, nVidia, Phillips, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine have all begun shipping products or announced intentions to introduce products that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. In the future, our current or potential customers may also develop their own proprietary solutions that would likely be the integration of a DVI transmitter or receiver into one of their products.

        Our video processing products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, Mediamatics, Pixelworks and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers.

        In the storage market, our Fibre Channel product faces competition from companies selling similar discrete products, including Agilent, PMC Sierra and Vitesse, from other Fibre Channel SerDes providers who license their core technology such as LSI Logic, and from companies that sell HBA controllers with integrated SerDes, such as QLogic and Agilent.

        Our Serial ATA products compete with similar products from Marvell and Promise. In addition, other companies have developed or announced intentions to develop SATA controllers such as Adaptec, APT, Intel, LSI Logic, ServerWorks and Vitesse. We also may compete against Intel and other motherboard chip-set makers that may integrate SATA functionality into their chipsets.

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

        Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which manufacturers of computers and digital displays will adopt the DVI specification. To date, relatively few systems implementing all of the electrical and mechanical aspects of the DVI specification have been shipped. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Further delays in the widespread adoption of the DVI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

Demand for our products for the consumer electronics market is dependent on the development, completion, adoption and widespread use of the HDMI 1.0 specification.

        Our success in the consumer electronics market is largely dependent upon the development and issuance of the HDMI 1.0 specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying TMDS technology along with Intel's HDCP technology as the basis for the interface. The specification is incomplete and is still being developed. Although we expect that the HDMI 1.0 specification will be published for adoption by the end of 2002, however, it is possible that it may be delayed beyond that period. We do not unilaterally control whether or when the specification will be published. Even if it is published, we cannot predict the rate at which manufacturers will adopt the HDMI specification or if the specification will be adopted at all. Adoption of the HDMI specification may be affected by the availability of consumer products, such as

DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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

  •
  the availability of cost-effective semiconductors and components for storage subsystems, including Serial ATA enabled hard drives that implement new interface technologies for the storage market; and

  •
  improvement to existing storage interface technologies such as Parallel ATA and SCSI, or the introduction of other new storage interface technologies, either of which may decrease consumer demand for our storage products.

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

        Any delay in acceptance of new interface technologies, or a reduction in the growth or size of the market for systems based on Serial ATA or Fibre Channel technologies would limit sales of our storage products and reduce our revenue. Any delay in the availability of Serial ATA compatible drives or acceleration of Serial ATA integration efforts by motherboard manufacturers may also reduce our revenue.

        To date, we have achieved a number of design wins for our Serial ATA and Fibre Channel storage products. Even after we have achieved a design win from an OEM, we may not realize any revenue, or significant revenue, from that OEM since a design win is not a binding commitment to purchase our products and the OEM may not achieve market acceptance for their product.

A significant amount of our revenue is associated with the adoption of new or emerging technologies within the PC industry. The PC industry has slowed and the adoption of these new technologies may not occur as planned.

        We estimate that more than two-thirds of our revenue is directly dependent on the PC industry and substantially all of our revenue is directly or indirectly related to the PC industry and the adoption of new or emerging technologies within the PC industry. Accordingly, we are highly dependent on the adoption of new or emerging technologies within the PC industry, which experienced a slowdown in growth during the second half of 2000 that continued throughout 2001, and 2002. We cannot predict the duration or severity of the downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results, including the adoption of these new or emerging technologies. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

        Although we are attempting to broaden our product offerings to include more products for the consumer electronics market, there can be no guarantee that we will succeed in this effort. To date, we have only achieved limited design wins in the consumer electronics industry. If we fail to consistently achieve design wins in the consumer electronics market, we will remain highly dependent on the PC industry.

We do not have long-term commitments from our customers and we allocate resources based on our estimates of customer demand.

        Substantially all of our sales are made on the basis of purchase orders, rather than long-term agreements. In addition, our customers may cancel or reschedule purchase orders. We purchase inventory components and build our products according to our estimates of customer demand. This process requires us to make multiple assumptions, including volume and timing of customer demand for each product, manufacturing yields and product quality. If we overestimate customer demand or product quality or under estimate manufacturing yields, we may build products that we may not be able to sell at an acceptable price or at all. As a result, we would have excess inventory, which would increase our losses. Additionally, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we would forego revenue opportunities (or incur significant costs for rapid increases in production), lose market share and damage our customer relationships.

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

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the nine months ended September 30, 2002, shipments to World Peace International, an Asian distributor, generated 14% of our revenue and shipments to Weikeng, an Asian distributor, generated 12% of our revenue. For the year 2001, shipments to Samsung and Compaq, a global customer, each generated 12% of our revenue, and shipments to World Peace International generated 11% of our revenue. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

  •
  one or more of our customers, including distributors, becomes insolvent or goes out of business;

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

        Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 43% of our revenue for the nine months ended September 30, 2002 and 40% of our revenue for 2001. We expect the percentage of revenue generated through distributors in 2002 to decrease as our licensing revenue, which is direct, becomes a higher percentage of our revenue. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

        The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. In 2001 and 2002, we announced our first products for the storage market and we expect to introduce new consumer electronics, storage and DVI PC IC products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

  •
  accurate prediction of market requirements and evolving standards, including enhancements to existing standards such as DVI, HDCP and SATA and development and adoption of new or emerging standards such as HDMI;

  •
  development of advanced technologies and capabilities, and new products that satisfy customer requirements;

  •
  timely completion and introduction of new product designs;

  •
  use of leading-edge foundry processes and achievement of high manufacturing yields; and market acceptance.

        Accomplishing all of this is extremely challenging, time-consuming and expensive and there is no assurance that we will succeed. Product development delays may result from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource limitations, the inability to license third party technology or other factors. If we are not able to develop and introduce our products successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results. In addition, it is possible that we may experience delays in generating revenue from these products or that we may never generate revenue from these products. We must work with a semiconductor foundry and with potential customers to complete new product development and to validate manufacturing methods and processes to support volume production and potential re-work. Each of these steps may involve unanticipated difficulties, which could delay product introduction and reduce market acceptance of the product. In addition, these difficulties and the increasing complexity of our products may result in the introduction of products that contain defects or that do not perform as expected, which would harm our relationships with customers and our ability to achieve market acceptance of our new products. There can be no assurance that we will be able to achieve design wins for our planned new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields, or that any design wins will produce any revenue. Failure to develop and introduce new products, including Serial ATA products, successfully and in a timely manner may adversely affect our results of operations.

We have made acquisitions in the past and may make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

        Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions of other companies. In 2000, we completed the acquisitions of Zillion Technologies and DVDO, and in 2001, we completed the acquisitions of CMD Technology and Silicon Communication Lab (SCL). We may acquire additional companies or technologies. Acquisitions involve numerous risks, including, but not limited to, the following:

  •
  difficulty and increased costs in assimilating employees, including our possible inability to keep and retain key employees of the acquired business;

  •
  disruption of our ongoing business;

  •
  discovery of undisclosed liabilities of the acquired companies;

  •
  inability to successfully incorporate acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures; and

  •
  inability to commercialize acquired technology.

        No assurance can be given that our acquisitions of Zillion, DVDO, CMD or SCL, or our future acquisitions, if any, will be successful or provide the anticipated benefits, or that they will not adversely affect our business, operating results or financial condition. Failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.

The cyclical nature of the semiconductor industry may create fluctuations in our foundry, test and assembly capacity.

        In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. For example, demand in the semiconductor industry rose to record levels in 1999, but is currently in a downward cycle. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third party suppliers. Production capacity for semiconductors fabricated using 0.18 micron technology, is somewhat limited. This may impact our ability to meet demand and could also increase our production costs. We expect that less than 5% of our 2002 revenue will be generated by products that are manufactured using 0.18 micron technology. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

We depend on third-party sub-contractors to manufacture, assemble and test nearly all of our products, which reduces our control over the production process.

        We do not own or operate a semiconductor fabrication facility. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce all of our display-related semiconductor products. We also rely on Kawasaki, UMC and Atmel, who are also outside foundries, to produce our storage semiconductor products and we rely on Amkor and ASE to test certain of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:

  •
  reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

  •
  lack of guaranteed production capacity or product supply;

  •
  lack of availability of, or delayed access to, next-generation or key process technologies; and

  •
  our ability to transition to alternate sources if services are unavailable from primary suppliers.

        For example, production capacity for semiconductors fabricated using 0.18 micron technology is somewhat limited. This may impact our ability to meet demand and could also increase our production costs. We expect that less than 5% of our 2002 revenue will be generated by products that are manufactured using 0.18 micron technology.

        In addition, our semiconductor products are assembled and tested by several independent sub-contractors. We do not have a long-term supply agreement with our sub-contractors, and instead obtain production services on a purchase order basis. Our outside sub-contractors have no obligation to supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries, assembly and test facilities and our sub-contractors may reallocate capacity to other customers even during periods of high demand for our products. These foundries may allocate or move production of our products to different foundries under their control, even in different locations, which may be time consuming, costly, and difficult, have an adverse affect on quality, yields, and costs, and require us and/or our customers to re-qualify the products, which could open up design wins to competition and result in the loss of design wins and design-ins. If our sub-contractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, and in a timely manner, our business would be substantially harmed. As a result, we would have to identify and qualify substitute contractors, which would be time-consuming, costly and difficult. This qualification process may also require significant effort by our customers, and may lead to re-qualification of parts, opening up design wins to competition, and loss of design wins and design ins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

The nature of our production process is complex, which reduces identification of problems until well into the production cycle or in some cases, after the product has been shipped.

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

        Further, we only test our products after they are assembled, as their high-speed nature makes earlier testing difficult and expensive. As a result, defects often are not discovered until after assembly. This could result in a substantial number of defective products being assembled and tested or shipped, thus lowering our yields and increasing our costs. These risks could result in product shortages or increased costs of assembling, testing or even replacing our products.

        Although we test our products before shipment, they are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Because our products are sometimes integrated with products from other vendors, it can be difficult to identify the source of any particular problem. Delivery of products with defects or reliability, quality or compatibility problems, may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, warranty and product liability claims against us that may not be fully covered by insurance. Any of these circumstances could substantially harm our business.

We face foreign business, political and economic risks because a majority of our products and our customers' products are manufactured and sold outside of the United States.

        A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the nine months ended September 30, 2002 and the year 2001, 72% and 79%, respectively, of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

  •
  difficulties in managing from afar;

  •
  political and economic instability;

  •
  bias against foreign, especially American, companies;

  •
  difficulties in collecting accounts receivable;

  •
  expense and difficulties in protecting our intellectual property in foreign jurisdictions;

  •
  difficulties in complying with multiple, conflicting and changing laws and regulations, including export requirements, tariffs, import duties, visa restrictions and other barriers;

  •
  exposure to possible litigation or claims in foreign jurisdictions; and

  •
  competition from foreign-based suppliers and the existence of protectionist laws and business practices that favor these suppliers, such as withholding taxes on payments made to us.

        These risks could adversely affect our business and our results of operations. In addition, original equipment manufacturers who design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products are denominated exclusively in United States dollars, relative increases in the value of the United States dollar will increase the foreign currency price equivalent of our products, which could lead to a reduction in sales and profits in that country.

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

Our participation in the Digital Display Working Group requires us to license some of our intellectual property for free, which may make it easier for others to compete with us in the DVI PC market.

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

Our participation as a founder in the working group developing HDMI requires us to license some of our intellectual property, which may make it easier for others to compete with us in the market.

        In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. In June 2002, the working group released v0.9 of the draft specification for the High Definition Multimedia Interface (HDMI). We anticipate release of version 1.0 of the HDMI specification during the latter part of 2002. The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image's patented underlying TMDS technology along with Intel's HDCP as the basis for the interface. The founders of the working group have signed a founder's agreement in which each commits to license certain intellectual property to each other, and to adopters of the specification.

        Our strategy includes establishing the HDMI specification as the industry standard, promoting and enhancing this specification and developing and marketing products based on this specification and future enhancements. As a result:

  •
  we must license specific elements of our intellectual property to others for use in implementing the HDMI specification; and

  •
  we may license additional intellectual property as the HDMI founders group promotes enhancements to the HDMI specification.

        Accordingly, we anticipate that companies that implement the HDMI specification in their products can use specific elements of our intellectual property to compete with us. Although we anticipate that there will be license fees and royalties associated with the adopters agreements, there can be no assurance that such license fees and royalties will adequately compensate us for having to license our intellectual property.

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

        Securities class action suits are often brought against companies following periods of volatility in the market price of their securities. Defending against these suits, even if without merit, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation. We believe that these claims are without merit and we intend to defend vigorously against them. However, these claims and any other that may be brought, even if not meritorious, could require us to incur expenses and could divert our management's attention and resources. In addition, any unfavorable outcome of this possible litigation could adversely impact our business, financial condition and results of operations.

We are currently engaged in intellectual property litigation that is time-consuming and expensive to prosecute. We may become engaged in additional intellectual property litigation that could be time-consuming, maybe be expensive to prosecute or defend, and could adversely affect our ability to sell our product.

        In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In addition, in recent years, there has been an increase in the filing of so-called "nuisance suits," alleging infringement of intellectual property rights. These claims may be asserted as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit. In addition, as is common in the semiconductor industry, from time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management's attention and resources and cause us to incur significant expenses. As each claim is evaluated, we may consider the desirability of entering into settlement or licensing agreements. No assurance can be given that settlements will occur or that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay damages or royalties to a third party, and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

        In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis's behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis's counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion to dismiss Genesis's re-filed counterclaims. In September 2002, we filed a motion for summary judgment, upon which the Court has yet to rule. In October 2002, both parties filed several more motions for summary judgment, upon which the Court has yet to rule. In the opinion of management, Genesis's counterclaims are without merit. We intend to vigorously prosecute the case and to defend ourselves against the remaining counterclaims. We expect that jury selection for trial will begin in January 2003.

        There can be no assurance that we will prevail in this litigation. While this litigation is pending, Genesis can use the technology covered by these patents to develop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by this patent. Even if we do prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products. In addition, further disputes may occur regarding the scope of the intellectual property license we have granted to Digital Display Working Group participants for use in implementing the DVI specification in their products, or the license we anticipate granting to adopters of the HDMI specification. These disputes may result in additional costly and time-consuming litigation or the license of additional elements of our intellectual property for free.

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

We have entered into, and may again be required to enter into, patent or other intellectual property cross-licenses.

        Many companies have significant patent portfolios or key specific patents, or other intellectual property in areas in which we compete. Many of these companies appear to have policies of imposing cross-licenses on other participants in their markets, which may include areas in which we compete. As a result, we have been required, either under pressure of litigation or by significant vendors or customers, to enter into cross licenses or non-assertion agreements relating to patents or other intellectual property. This permits the cross-licensee, or beneficiary of a non-assertion agreement, to use certain or all of our patents and/or certain other intellectual property for free to compete with us.

We must attract and retain qualified personnel to be successful, and competition for qualified personnel is increasing in our market.

        Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of whom would be difficult to replace. The loss of one or more of these employees could harm our business. Although we have entered into a limited number of employment contracts with certain executive officers, we generally do not have employment contracts with our key employees. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location. This makes it difficult to retain our key personnel and to recruit highly-qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees.

        The pressure on our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, new regulations proposed by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as new regulations proposed by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. There have been several proposals on whether and/or how to account for stock options. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

        We use contractors to provide services to the company, which often involves contractual complexity, tax law compliance, and being subject to audits and other governmental actions. We have been audited for our contracting policies in the past, and may be in the future. Burdening our ability to freely use contractors to provide services to the company may increase the expense of obtaining such services, and/or require us to discontinue using contractors and attempt to find, interview, and hire employees to provide similar services. Such potential employees may not be available in a reasonable time, or at all, or may not be hired without undue cost.

In the past, we have implemented mandatory unpaid company-wide shutdowns as a cost reduction measure, but we may not continue to implement these programs.

        In the last two fiscal years, we have implemented mandatory company-wide shutdowns. Although these shutdown periods represent a cost savings to us, they may be perceived negatively by our customers, vendors and employees. We may continue to implement company-wide shutdowns in future periods, which may negatively impact employee morale or the perception of our company by our customers and vendors. If we elect not to implement these shutdowns, our operating expenses will increase.

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

        Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the nine months ended September 30, 2002, customers and distributors located in Taiwan generated 34% of our revenue and customers and distributors located in Japan generated 13% of our revenue. For 2001, customers and distributors located in Taiwan generated 25% of our revenue and customers and distributors located in Japan generated 16% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

  •
  changes in market valuations or expectations of future financial performance of our vendors or customers;

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

Foreign Currency Exchange Risk

        All of our sales are denominated in U.S. dollars, and substantially all of our expenses are incurred in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The direct effect of an immediate 10% change in foreign currency exchange rates should not have a material effect on our future operating results or cash flows; however, a long term increase in foreign currency rates would likely result in increased wafer, packaging, assembly or testing costs. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices for our products, which would negatively affect our operating results.

Item 4. Controls and Procedures

(a)
Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Part II. Other Information

Item 1. Legal Proceedings

        On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions seek injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint for the Federal Suit as of February 28, 2002. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis' counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion to dismiss Genesis' re-filed counterclaims. In September 2002, we filed a motion for summary judgment, upon which the Court has yet to rule. In October 2002, both parties filed several more motions for summary judgment, upon which the Court has yet to rule. In the opinion of management, Genesis' remaining counterclaims are without merit. We intend to vigorously prosecute the case and to defend ourselves against the remaining counterclaims. We expect that jury selection for trial will begin in January 2003.

        Silicon Image, certain officers and directors, and Silicon Image's underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all Defendants were part of a scheme to manipulate the price of Silicon Image's stock in the aftermarket following Silicon Image's initial public offering. Response to the complaint and discovery in this action on behalf of the Company and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for now. At this time, Silicon Image cannot predict the outcome of this lawsuit; however, Silicon Image intends to defend itself vigorously.

        On August 8, 2002, the Company filed a demand for arbitration with the American Arbitration Association, file #74 Y 117 01399 02 GAP, against the principal selling shareholders of CMD Technology, Inc. ("CMD") relating to escrowed shares held in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the sales proceeds (in Silicon Image common stock) were held in two separate escrow pools to satisfy any breach of warranty by the principal selling shareholders and to satisfy certain enumerated contingencies. One escrow pool of 600,000 shares of common stock ("Severance Escrow") covers fifty percent of the cost under any severance agreements with certain enumerated employees of CMD. The other escrow pool of 836,964 shares of common stock ("Escrow") covers other breaches of warranties and other enumerated contingencies in connection with the acquisition. Our claim is that we are entitled to release of escrowed shares valued at $5.4 million, roughly corresponding to $1.9 million from the Severance Escrow, and $3.5 million from the Escrow, in each case plus costs and attorneys' fees. The principal selling shareholders of CMD have denied liability. At this time, Silicon Image cannot predict the outcome of this litigation; however, Silicon Image intends to prosecute the matter vigorously.

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

Item 2. Changes in Securities and Use of Proceeds

        In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us. The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement. These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act. On September 30, 2002, we issued 18,750 shares of our common stock to the Zillion founders pursuant to the exchange agreement. The issuances of shares were made without general solicitation or advertising and were only made to two individuals.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(c)
Exhibits

10.44	Amended and Restated Loan and Security Agreement dated October 1, 2002 between Comerica Bank and the Registrant.
(d)
Reports on Form 8-K

        On August 6, 2002, we filed a current report on Form 8-K to report under Item 5 that David D. Lee, Chairman of the Board, Chief Executive Officer and President, entered into a Rule 10b5-1 sales plan with Deutsche Bank Alex. Brown.

        On September 4, 2002, we filed a current report on Form 8-K to report under Item 5 that Daniel K. Atler, Executive Vice President, Strategic Business Development, entered into a Rule 10b5-1 sales plan with Deutsche Bank Alex. Brown.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2002	Silicon Image, Inc.
/s/ ROBERT G. GARGUS Robert G. Gargus Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, David D. Lee, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Silicon Image, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ DAVID D. LEE David D. Lee President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

I, Robert G. Gargus, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Silicon Image, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ ROBERT G. GARGUS Robert G. Gargus Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

QuickLinks

Table of Contents
  Part I. Financial Information
  Item 1. Financial Statements
Silicon Image, Inc. Condensed Consolidated Statements of Operations (in thousands, except per share amounts) (unaudited)
Silicon Image, Inc. Condensed Consolidated Balance Sheets (in thousands, except per share amounts) (unaudited)
Silicon Image, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
Silicon Image, Inc. Notes to Unaudited Condensed Consolidated Financial Statements September 30, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications