Form 10-K
period 2002-12-31
SILICON IMAGE INC
filed 2003-03-27
CIK 1003214

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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
 Common Stock, $0.001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒ No ☐

        The aggregate market value of voting and non-voting common equity held by non-affiliates at June 28, 2002 was approximately $371,735,000, based on the last reported sale price of our common shares on the NASDAQ Stock Market on that date of $6.12 per share. We had 65,673,000 common shares outstanding at June 28, 2002.

        Part III incorporates by reference information from our proxy statement for our annual meeting of stockholders' to be held on May 20, 2003.

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

PART I

Item 1. Business

        Silicon Image designs, develops and markets semiconductor products for applications that require high-bandwidth, cost-effective solutions for high-speed digital data communications. The markets into which we sell our products are personal computer (PC), consumer electronics (CE) and storage.

        Products sold into the PC market generated 58% of our revenue in 2002, 70% of our revenue in 2001 and 96% of our revenue in 2000. Our products for the PC market include:

  •
  Transmitters, which are used in graphic cards or motherboards, for PCs and notebook computers;

  •
  Receivers for use in cathode ray tubes (CRTs), flat panel monitors, flat panels and projectors; and

  •
  Intelligent Panel Controllers, which integrate a receiver with a timing controller, for use in liquid crystal display (LCD) panels.

        Our products in the PC market are based on PanelLink® technology, which is our proprietary implementation of the digital visual interface (DVI) specification that defines a high-speed serial data communication link between computers and digital displays. The majority of the displays in the PC market employ an analog receiver or a dual-interface receiver capable of receiving either an analog or digital signal. We do not offer an analog or dual-interface solution, but do partner with other companies to sell multiple-chip solutions into the dual-interface market. These multiple-chip solutions are typically limited to higher end, larger displays operating at resolutions of SXGA (1280 pixels × 1024 pixels) and above. In addition, we have licensed certain of our technologies to companies for use in making products for the dual-interface market.

        Products sold into the CE market generated 11% of our revenue in 2002, 8% of our revenue in 2001 and 4% of our revenue in 2000. Our products for the CE market include:

  •
  Transmitters for use in set-top boxes, DVD players and D-VHS players;

  •
  Controllers for digital TVs; and

  •
  Digital video processors for use in progressive scan DVD players, DTVs, LCD TVs, projectors and set-top boxes, and video processing systems for use in HDTVs, multimedia TVs, data and video projectors and PC monitors.

        Semiconductor products sold into the storage market generated 15% of our revenue in 2002, 5% of our revenue in 2001 and none of our revenue in 2000. Our products for the storage market include:

  •
  Fibre Channel SerDes (serializer, deserializer) devices for Host Bus Adapters (HBAs) and Switches that connect PCs and servers to large storage banks;

  •
  Serial ATA (SATA) controllers for PC motherboards, disk controller add-in cards and storage/embedded systems;

  •
  Serial ATA-to-Parallel ATA bridges for use in storage systems and optical and hard disk drives;

  •
  Serial ATA physical layer (PHY) for use in PC motherboards and storage / embedded systems; and

  •
  Parallel and universal serial bus (USB) controllers for use in PC motherboards, add-in cards and embedded systems.

        Sales of storage systems products generated 8% of our revenue in 2002, 17% of our revenue in 2001 and none of our revenue in 2000. During 2002, we decided to phase out our storage systems products and therefore do not expect significant revenue from these products in 2003.

        Development, licensing and royalties represented 8% of our revenue in 2002 and none of our revenue in 2001 and 2000. During 2002, we decided to license our technology to third parties that address market segments in which we do not want to participate directly. Additionally, in conjunction with our decision to phase out our storage systems products and change primarily to a licensing business model, we decided to design products for, and / or license our technology to, third parties in this market segment. We anticipate continuing this business model for our storage systems technology as advancements and developments warrant.

        From our inception in 1995 through the first half of 1997, we were engaged primarily in developing our first generation PanelLink digital transmitter and receiver products, developing our high-speed digital interconnect technology, establishing our digital interface technology as an open standard, and building strategic customer and foundry relationships.

        In the third quarter of 1997, we began volume shipments of our first generation PanelLink digital transmitter and receiver products. Since that time, we have introduced several new generations of transmitter and receiver products providing higher speed and increased functionality. In 1999, we began shipping our first generation digital display controller product.

        In 2000, we began focusing our resources on entering two new markets—CE and storage. We acquired two companies during 2000, one of which was a developer of high-speed transmission technology for data storage applications and the other of which was a provider of digital video processing systems for the CE market.

        In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue and restructuring the company to improve profitability. We acquired two companies during 2001, one of which was a provider of storage subsystems and semiconductors designed for storage area networks, and the other of which was a provider of mixed-signal and high-speed circuit designs.

        During 2002, we began to see the benefits of our diversification strategy, which resulted in establishing a key presence in the CE and storage markets, both of which we expect to experience significant growth rates during the next several years. Additionally, we were able to successfully leverage our intellectual property to generate licensing revenue. Lastly, we completed the final steps of the restructuring program we began in 2001. As part of this restructuring program, we decided in the second quarter of 2002 to phase out our existing storage subsystem products, to not manufacture new subsystem products, and to license our technology to other companies in this market. Our restructuring program has resulted in a more focused market strategy and a more appropriate cost structure for us going forward.

Markets and Customers

        We focus our sales and marketing efforts on achieving design wins with leading original equipment manufacturers (OEMs) of PC, CE and storage products. In most cases, these OEMs outsource manufacturing functions to third parties. Therefore, once our product is designed into an OEMs product, we typically work with the OEMs third party manufacturer to ready the design for production. Once the design is complete, we sell our products to these third party manufacturers either directly or indirectly through distributors.

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 41%, 51% and 57% of our revenue in 2002, 2001 and 2000, respectively. In 2002, shipments to World Peace International, an Asian distributor, generated 15% of our revenue, and shipments to Weikeng, an Asian distributor, generated 11% of our revenue. In 2001, shipments to Samsung, a Korean customer, and Compaq, a global customer, each generated 12% of our revenue, and shipments to World Peace International generated 11% of our revenue. In 2000, shipments to World Peace International generated 18% of our total revenue, and shipments to Kanematsu, a Japanese distributor, generated 16% of our total revenue. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM's rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. In 2002, 42% of our revenue was generated through distributors, versus 40% in 2001 and 66% in 2000.

Products

        Our industry and the markets we serve are characterized by rapid technological advancement. We constantly strive for innovation in our product offerings. We introduce products both to address markets or applications that we previously have not addressed, and to replace our existing products with products that are based on more advanced technology and that incorporate new or enhanced features. We introduced 16 new products in 2002, and expect to introduce 12 to 16 new products in 2003. Although the number of new product introductions may decrease in 2003 from 2002 levels, we expect to continue integrating more functionality into our existing products in order to enhance their performance and capabilities.

        When we introduce replacement products, we notify our customers in advance, work with our customers to qualify and migrate to our newer products and accept final orders for replaced products. This allows us to eventually discontinue production and support for our older, less advanced products. We may decide to phase out products for reasons other than new product introductions. Such reasons could include failure of products to achieve market acceptance, changing market conditions and changes in business strategy.

        In 1999, the Digital Display Working Group (DDWG), of which we are a promoter, published the digital visual interface (DVI) specification, which defines a high-speed serial data communication link between computers and digital displays. Our key PC and CE products are based on our PanelLink technology and our highly-integrated PanelLink controller architecture. PanelLink is our proprietary implementation of the DVI specification. PanelLink architecture is our platform for developing controllers that integrate PanelLink receiver technology with additional functionality to enable intelligent displays. Key features of our solution include a high-speed interface, low cost of system implementation, system-level integration and scalability. Our solution enables customers to introduce digital display products, thereby eliminating the need for analog technology in both the host system and display. We believe this provides a number of benefits to our customers, including lower component costs, easy to use "plug and play" products for the end user, better image quality than analog systems, the ability to customize features to differentiate products and shorter design cycles.

        PanelLink Transmitters    Our PanelLink transmitter products reside on host systems, such as PC motherboards, graphics add-in boards, notebook PCs, set-top boxes, A/V receivers, DVD and D-VHS players. Transmitters take a stream of digital data from a graphics source, convert it to DVI-compliant digital output and transmit that output to a receiver in a display. Our PanelLink transmitter products are:

PanelLink Transmitters
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 160, SiI 164 and SiI 168	UXGA (1600 × 1200 pixels)	5 Gbps	Desktop PCs (motherboards and add-in boards), notebook PCs, set-top boxes and DVD players
SiI 170B	UXGA (720 / 1080i / 1080p)	5 Gbps	Digital set-top boxes and DVD players
SiI 178	QXGA (2048 × 1536 pixels)	5 Gbps	Desktop PCs (motherboards and add-in boards) and notebook PCs
SiI 1162	UXGA (1600 × 1200 pixels)	5 Gbps	Desktop PCs (motherboards and add-in boards) and notebook PCs
SiI 9190	720p / 1080i	2.58 Gbps	HDTV digital set-top boxes, DVD, D-VHS and A/V receivers

        Display Products    We have three families of display products: PanelLink receivers, PanelLink controllers and Intelligent Panel Controllers. Our PanelLink receiver products reside in display systems, such as flat panel displays, projectors and digital TVs. Receivers receive DVI-compliant digital input and restore the video data format. Our receivers also contain functionality that simplifies the design of digital displays. Our PanelLink receiver products are:

PanelLink Receivers
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 141B	High-refresh XGA (1024 ×768 pixels)	2.58 Gbps	Flat panel displays, microdisplays, projectors, embedded/specialty/retail and industrial LCD panels
SiI 143B	High-Refres XGA (1024 × 768 pixels)	2.58 Gbps	Flat panel monitors
SiI 151B	SXGA (1280 × 1024 pixels)	3.36 Gbps	Flat panel monitors
SiI 153B	SXGA (1280 × 1024 pixels)	4.1 Gbps	Flat panel monitors
SiI 161B	UXGA (1600 × 1200 pixels)	5 Gbps	Flat panel displays, plasma, HDTVs, projectors, embedded/specialty/retail and industrial, LCD panels
SiI 163B	QXGA (2048 × 1536 pixels)	10 Gbps	Desktop monitors that support Dual Link DVI
SiI 169	UXGA (1600 × 1200 pixels)	5 Gbps	HDTV receivers, plasma TV's, DLP, LCOS, LCD, LCD TV's, Multimedia projectors
SiI 9993	720p/1080i		HDTV and A/V receivers

        PanelLink Controllers    Our PanelLink controller products are suitable for display systems such as flat panel displays, CRT monitors and digital TVs. Our PanelLink controller products are:

PanelLink Controllers
Product	Maximum Resolution	Maximum Bandwidth	Key Features	Target Applications
SiI 861	SXGA+ (1400 × 1050 pixels)	3.36 Gbps	HDCP, LVDS Tx, Scaling On-screen display, power management, gamma correction, dithering	LCDs and flat panel displays
SiI 859	SXGA+ (1400 × 1050 pixels)	3.36 Gbps	HDCP, Scaling, on-screen display, power management, gamma correction, dithering	LCD microdisplays
SiI 863	SXGA+ (1400 × 1050 pixels)	3.36 Gbps	LVDS Tx, Scaling On-screen display, power management, gamma correction, dithering	Flat panel displays, plasmas, projectors, embedded/specialty/retail and industrial
SiI 907B	UXGA (1600 × 1200 pixels)	4.95 Gbps	Integrated digital-to-analog converter, HDCP	Direct View, DTV, digital CRT's

        Intelligent Panel Controllers    Our Intelligent Panel controller products are programmable controllers with integrated timing controllers that reside on the LCD display module. These products receive digital input, restore the video data format and directly interface with the LCD module electronics. Our Intelligent Panel controller products are:

Intelligent Panel Controllers
Product	Maximum Resolution	Maximum Bandwidth	Key Features	Target Applications
SiI 215A	WXGA (1280 × 768 pixels)	85 MHz	1 channel LVDS input interface, RSDS output	LCDs for notebook PCs and flat panel displays
SiI 223A	WSXGA (1440 × 1050 pixels)	108 MHz	2 channel LVDS input interface, LCD timing controller	LCDs for notebook PCs and flat panel displays
SiI 243A	WXGA (1152 × 768 pixels)	85 MHz	PanelLink receiver LCD timing controller	LCDs for notebook PCs and flat panel displays
SiI 253	SXGA	140 MHz	PanelLink receiver LCD timing controller	LCDs for notebook PCs and flat panel displays

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

Digital Video Processors and Processing Systems
Product	Key Features	Target Applications
SiI 504	Deinterlacer, horizontal scaler, color lookup, table memory controller, color space converter, LCD/CRT Controller	Progressive scan DVD players, DTVs, LCD TVs, projectors and set-top boxes
iScan Pro*	Motion adaptive-video deinterlacing, source adaptive processing NTSC sources, source transmission management, auto-dynamic thresholds enabling reliable pulldown, picture controls	HDTVs, multimedia TVs, data and video projectors (31.5KHz scan rate required) and computer monitors
iScan Ultra	Accepts standard NTSC, PAL and SECAM signals, Progressive scan video, Picture controls, DVI digital video output	HDTVs, multimedia TVs, data and video projectors (31.5KHz scan rate required) and PC monitors

        Fibre Channel SerDes    Our fibre channel serializer / deserializer (SerDes) products are a low-power, high-quality (low-jitter), cost-effective solution for applications such as HBAs and switches that connect PCs and servers to large storage banks. Our Fibre Channel products are:

Fibre Channel SerDes
Product	Key Features	Target Applications
SiI 2020A	2.125G Single channel, fibre channel SerDes, 2.5V core	HBAs, switches, routers
SiI 2022	2.125G Single channel, fibre channel SerDes, 3.3V core	HBAs, switches, routers
SiI 2024	2.125G Quad channel, fibre channel SerDes, 1.8V core	HBAs, switches, routers

        Serial ATA Controllers, PHYs and Bridges    The products in our SATALink family include two host controllers, a dual-channel PHY and two bridge ICs that are intended to enable customers to begin to incorporate serial ATA while they transition from parallel ATA. Our serial ATA controller, PHY and bridge devices are based on the SATA 1.0 specification, which is used to transmit and receive data at a rate of 1.5 Gbps, and are:

Serial ATA Controllers and Bridges
Product	Key Features	Target Applications
SiI 3112	Single chip, dual-channel, PCI-to-SATA host controller, SATARAID™ software, hot plug, ATAPI support	PC motherboards, RAID or non-RAID Disk controller add-in cards, storage and embedded systems
SiI 3611	Serial ATA-to-Parallel ATA disk bridge, ATAPI support	Optical and hard disk drives and storage systems
SiI 3012	Single chip dual-channel, SATA PHY	PC motherboards, storage and embedded systems

        Parallel ATA and USB Controllers    Our parallel ATA and USB Controllers serve products incorporating parallel ATA and USB interfaces such as motherboards, add-in cards and embedded systems. Our parallel ATA and USB controller products are (* denotes product is being phased out):

Parallel ATA and USB Controllers
Product	Key Features
PCI-643*	IDE 3.3V 100-pin chip for quick and low-lost connectivity
PCI 646 U2*	Ultra 33 5V 100-pin PQFP chip for embedded 5V designs
SiI 0648	Ultra ATA / 66 PCI-to-ATA host controller
SiI 0649	Ultra ATA / 100 PCI-to-ATA host controller
SiI 0680	Ultra ATA / 133 PCI-to-ATA host controller
SiI 0670*	USB host chip for 5V applications ranging from PCs to set-top boxes to auto PCs
SiI 0673*	USB host chip for 3V applications for a wide range of embedded designs

Promotion of Industry Standards

        As technology innovators, a key element of our business strategy is the development and promotion of industry standards in our target markets. Current standards efforts include:

  Digital Visual Interface (DVI)

        We, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, announced the formation of the Digital Display Working Group (DDWG) in 1998. Subsequently, these parties entered into a Promoter's Agreement in which they agreed to:

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

        In 1999, the DDWG published the DVI 1.0 specification, which defines a high-speed serial data communication link between computers and digital displays. Today, over 100 companies, including systems manufacturers, graphics semiconductor companies and monitor manufacturers have participated in DDWG activities, and many are developing hardware and software products designed to be compliant with the DVI specification.

  Joint Development of High Definition Content Protection (HDCP)

        In 2000, the High-bandwidth Digital Content Protection (HDCP) specification HDCP 1.0 was released by Intel, with our contributions acknowledged in the specification. The specification was developed to provide a content protected link from host devices, such as set-top boxes and DVD and D-VHS players, to displays such as HDTVs and digital TVs. This technology has support from some members of the Motion Picture Industry Association and aims to prevent high-definition movie content from being copied when transmitted over a digital link.

  High Definition Multimedia Interface (HDMI)

        In December 2002, the final specification for High Definition Multimedia Interface (HDMI) was released. The HDMI 1.0 specification is a next-generation digital interface for consumer electronics that enables the secure distribution of uncompressed high-definition video and multi-channel audio in a single cable, providing consumers with a broader array of high-quality digital content while increasing ease of use. This standard was created by Silicon Image, together with Sony, Matsushita Electric (Panasonic), Phillips, Thomson (RCA), Hitachi and Toshiba, and with strong support from Fox and Universal studios, DirecTV and Echostar. The HDMI specification is based on our transition minimized differential signaling (TMDS™) technology, the underlying technology for DVI 1.0. We expect HDMI to become a standard digital interface for consumer electronics products that carry digital audio and video signals.

  Serial ATA Working Group

        During 2000, we acquired Zillion Technologies, a developer of high-speed transmission technology for data storage applications. Zillion contributed in drafting the preliminary serial ATA specification (SATA 1.0), which was published in 2001 and is being promoted as a successor to parallel bus technology. We are a contributor to the SATA working group, which includes APT, Dell, Intel, Maxtor and Seagate among its promoters. In February 2002, we joined the SATA II Working Group as a contributor. The SATA II working group released "Extensions to Serial ATA 1.0 Specifications" in October 2002 to enhance the existing SATA 1.0 specification for the server and network storage markets, and is developing a specification for the next-generation SATA speed of 3Gbps. The SATA II working group includes many of the same members as the SATA working group.

  Serial-Attached SCSI Working Group

        In January 2002, we joined the Serial-Attached SCSI (SAS) working group as a contributor. The SAS working group is working to develop a specification that will propose serial-attached SCSI as a successor to existing parallel bus SCSI technology. Members of the SAS working group include Adaptec, Agilent, Compaq, Dell, Eurologic, Fujitsu, Hitachi, IBM, LSI Logic, Maxtor, QLogic, Seagate and others.

Silicon Image Technology

  Multi-Layered Systems Approach to Solving High-Speed Interconnect Problems

        We invented technology upon which the DVI and HDMI specifications are based and have substantial experience in the design, manufacture and deployment of semiconductor products incorporating this high-speed data communications technology. The advanced nature of our high-speed digital design allows us to integrate significant functionality with multiple high-speed communication channels using industry-standard, low-cost complementary metal oxide semiconductor (CMOS) manufacturing processes. At the core of our innovation is a multi-layered approach to providing multigigabit semiconductor solutions.

        The three layers of our multi-layer serial link (MSL) architecture include the physical, coding and protocol layers. Serial link technology is the basis for the physical layer, which performs electrical signaling in several data communication protocols, including DVI 1.0, HDMI 1.0, Serial ATA and Fibre Channel. This technology converts parallel data into a serial stream that is transmitted sequentially at a constant rate and then reconstituted into its original form. Our high-speed serial link technology includes a number of proprietary elements designed to address the significant challenge of ensuring that data sent to a display or a storage device can be accurately recovered after it has been separated and transmitted in serial streams over multiple channels. In order to enable a display or a storage device to recognize data at the proper time and rate, our digital serial link technology uses a digital phase-locked loop combined with a unique phase detecting and tracking method to monitor the timing of the data.

        At the coding layer, we have developed substantial intellectual property in data coding technology for high-speed serial communication. Our coding technology simplifies the protocol for high-speed serial communication and allows tradeoffs to be made in physical implementation of the link, which in turn reduces the cost of bandwidth and simplifies the overall system design. In addition, we have ensured direct current (DC) balanced transmission and the ability to use TMDS to keep electromagnetic emissions low and to enable connection to fiber optic interconnects without use of additional components.

  PanelLink Cinema

        Our PanelLink Cinema technology sends high-fidelity digital audio and protected video across the HDMI link for use in the consumer electronics market. Combining digital video and digital audio transmissions in a single interconnect system simplifies and reduces the cost of the connection between consumer electronics devices, while maintaining high-quality and protection. PanelLink Cinema technology is fully compliant with the HDMI 1.0 specification.

Research and Development

        We have assembled a team of engineers and technologists with extensive experience in the areas of high-speed interconnect architecture, circuit design, digital imaging processor architecture, LCD panels and storage interconnect, software and systems. Our engineering team includes a group of consultants in Asia that focuses primarily on advanced technology development. The majority of these consultants are students at a university that we utilize for research and design services.

        From our inception until 1998, our internal research and development efforts focused primarily on the development of our core PanelLink technology, our initial transmitter and receiver products, and our first intelligent panel controller product. In 1999, we improved our PanelLink technology and developed new transmitter and receiver products, focusing on providing both higher speeds and improved ease of use. We also began development of our PanelLink architecture for digital displays. In 2000, we focused our internal research and development efforts on integrating our PanelLink receiver technology with additional functionality, such as PanelLink A/V and HDCP, for flat panel displays, digital CRTs and the consumer electronics industry. In 2001, we diversified our research and development efforts by increasing our investment in storage semiconductor development and by adding storage system architecture and software development expertise through our acquisition of CMD Technology. In 2002, our research and development efforts focused primarily on technology and applications for the consumer electronics and storage markets, including the development of HDMI technology.

        Our research and development efforts continue to focus on developing higher bandwidth links with different clocking methodologies for use in various PC, CE and storage applications. By utilizing our patented data coding technology and different clocking methodologies, we believe our high-speed link can scale with advances in semiconductor manufacturing process technology and simplify system design.

        We have invested, and expect that we will continue to invest, significant funds for research and development activities. Excluding non-cash stock compensation expense, our research and development expenses were approximately $32.8 million in 2002, $25.5 million in 2001, and $12.8 million in 2000.

Sales and Marketing

        We sell our products to distributors and OEMs throughout the world using a direct sales force with field offices located in North America, Taiwan and Europe, and indirectly through a network of distributors and manufacturer's representatives located throughout North America, Asia and Europe.

        Our sales strategy for all products is to achieve design wins with key industry leaders in order to grow the markets in which we participate and to promote and accelerate the adoption rate for industry standards we support or are developing, such as DVI, HDMI and serial ATA. Our sales personnel and applications engineers provide a high-level of technical support to our customers. Our marketing efforts focus primarily on promoting adoption of the DVI, HDMI and serial ATA specifications, participating in industry trade shows and forums, entering into branding relationships such as PanelLink for DVI, PanelLink Cinema for HDMI, and SATALink for serial ATA to build awareness of our brands, and on bringing new solutions to markets.

Manufacturing

  Wafer Fabrication

        Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing our manufacturing requirements, we are able to avoid the high cost of owning and operating a semiconductor wafer fabrication facility. This allows us to focus our resources on the design and quality of our products. Our devices are currently fabricated using 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron processes. We continuously evaluate the benefits, primarily improved performance, and feasibility of migrating our products to smaller geometry process technologies. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce all of our PC, CE and fibre channel and serial ATA storage products. We also rely on other outside foundries, such as Kawasaki and Atmel, to produce our parallel ATA and USB storage semiconductor products. We do not have long-term supply agreements with any of these foundries and therefore cannot be assured of sufficient capacity availability or future prices. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly. We attempt to optimize wafer availability by continuing to use less advanced wafer geometries, such as 0.5 micron, 0.35 micron and 0.25 micron, which generally have more available capacity.

  Assembly and Test

        After wafer fabrication, die (semiconductor devices) are assembled into packages and the finished products are tested. Our products are designed to use low-cost standard packages and to be tested with widely-available semiconductor test equipment. We outsource all of our packaging and the majority of our test requirements to Amkor Technology in Korea, Advanced Semiconductor Engineering in Taiwan, Malaysia and the United States, and Fujitsu and Kawasaki in Japan. We test a small portion of our products in-house.

        The high-speed nature of our products makes it difficult to test our products in a cost-effective manner prior to assembly. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled. Our operations personnel closely review the process control monitor information provided to us by our foundries. To ensure quality, we have established firm guidelines for rejecting wafers that we consider unacceptable. To date, not testing our products prior to assembly has not caused us to experience higher final test failures or lower yields. However, lack of testing prior to assembly could have adverse effects if there are significant problems with wafer processing. Additionally, for newer products and products for which yield rates have not stabilized, we may conduct bench testing using our personnel and equipment, which is more expensive than fully automated testing.

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

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. As of December 31, 2002, we have been issued 31 United States patents and have in excess of 130 United States patent applications pending. Our issued patents expire in 2016 or later, subject to our payment of periodic maintenance fees. We cannot assure you that any valid patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology, or that any patent will be upheld in the event of a dispute. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. We also generally control access to and distribution of our documentation and other proprietary information. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, and the outcome often is not predictable, and the relief available may not compensate for the harm caused.

        Our participation in the DDWG requires that we grant others the right to use specific elements of our intellectual property in implementing the DVI specification in their products, at no cost, in exchange for an identical right to use specific elements of their intellectual property for this purpose.

We agreed to grant rights to the DDWG members and other adopters of the DVI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the adopters of the DVI specification from using certain specific elements of our intellectual property for free. This reciprocal free license covers the connection between a computer and digital display. It does not, however, extend to the internal methods by which such performance is created. Although the DVI specification is an open industry standard, we have developed proprietary methods of implementing the DVI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types, and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms and our circuits to reduce electromagnetic interference (EMI). Third parties may develop proprietary intellectual property relating to DVI implementations that would prevent us from developing or enhancing our DVI implementation in conflict with those rights. Third parties may also develop equivalent or superior implementations of the DVI specification and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed or be infringing our intellectual property rights, or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement may be greater than any benefit we would realize.

        Our participation as a founder of the HDMI specification requires that we grant others the right to use specific elements of our intellectual property in implementing the HDMI specification in their products, in exchange for a license. This license bears an annual fee and royalties that are payable to HDMI Licensing, L.L.C., a wholly-owned subsidiary of ours. There can be no assurance that such license fees and royalties will adequately compensate us for having to license our intellectual property. The license, with restrictions, generally covers the patent claims necessary to implement the specification of an interface for CE devices, and does not extend to the internal methods by which such performance is created. Although the HDMI specification is a proposed industry standard, we have developed proprietary methods of implementing the HDMI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types, and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms, our implementation of audio and visual data processing, and our circuits to reduce EMI. Third parties may also develop intellectual property relating to HDMI implementations that would prevent us from developing or enhancing our HDMI specification in conflict with those rights. Third parties may also develop equivalent or superior implementations of the HDMI specification and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed or be infringing our intellectual property rights, or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement may be greater than any benefit we would realize. In addition, third parties may not pay the prescribed license fees and royalties, in which case we may become involved in infringement or collection actions, or we may determine that the cost of pursuing such matters may be greater than any benefit we would realize. We agreed to grant rights to the founders and adopters of the HDMI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the founders and adopters of the HDMI specification from using certain specific elements of our intellectual property for the specified royalties.

        We entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor's patents, including certain future patents, with specific exclusions related to the grantor's current and anticipated future products and network devices. Products excluded include our digital receivers, discrete digital transmitters and discrete display controllers, and Intel's processors, chipsets, graphics controllers and flash memory products. This cross-license does not require delivery of any masks, designs, software or any other item evidencing or embodying such patent rights, thus making "cloned" products no easier to create. The cross-license agreement expires when the last licensed patent expires, anticipated to be no earlier than 2016, subject to the right of either party to terminate the agreement earlier upon material breach by the other party, or a bankruptcy, insolvency or change of control of the other party. We have forfeited, however, our ability to rely on intellectual property law to prevent Intel from using our patents within the scope of this license. To date, we are not aware of any use by Intel of our patent rights that negatively impacts our business.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which can result in significant, protracted litigation. We have brought a patent infringement suit against Genesis Microchip, which is described in further detail below in the section entitled "Legal Proceedings."

Competition

        The markets in which we compete are intensely competitive and are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. We believe that some of the key factors affecting competition in our markets are levels of product integration, compliance with industry standards, time-to-market, cost, product capabilities, system design costs, intellectual property, customer support, quality and reputation.

        In the PC market, our products face competition from a number of sources including analog solutions, DVI-compliant solutions, dual-interface solutions and other digital interface solutions.

  •
  Analog Solutions. Display systems still predominantly employ an analog interface. Improvements to analog interface display solutions may slow the adoption of all-digital display systems. We compete with analog solution vendors such as Analog Devices, Genesis Microchip and a number of Taiwan-based companies.

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

  •
  Dual-Interface Solutions. The following companies have developed, or announced intentions to develop, products that connect to both analog and digital host systems, also known as a dual-interface solution: Genesis Microchip, Macronix, Philips Semiconductor, Pixelworks and a number of Taiwan-based companies.

  •
  Other Digital Interface Solutions. Texas Instruments, Thine, and National Semiconductor offer proprietary digital interface solutions based on LVDS, or low voltage differential signaling technology. LVDS technology has gained broad market acceptance in notebook PCs, and has gained some adoption with PC and display manufacturers for use outside of the notebook PC market.

        The market for our intelligent panel controller products is also very competitive. Some of our intelligent panel controller products are designed to be functionally interchangeable with similar products sold by National Semiconductor, Texas Instruments and Thine.

        In the consumer electronics market, our digital interface products are used to connect new cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate

DVI and HDCP, or HDMI with or without HDCP support. Companies that have announced or are shipping competing DVI-HDCP solutions include TI, Thine, Broadcom, and Genesis. In addition, our video processor products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis Microchip, Mediamatics, Micronas Semiconductor, Oplus, Philips Semiconductor, Pixelworks, and Trident. We also compete in some instances against in-house processing solutions designed by large consumer electronics OEMs. We expect competition for HDMI products from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba.

        In the storage market, our fibre channel products face competition from companies selling similar discrete products, including Agilent, Mindspeed, PMC-Sierra, Serverworks and Vitesse, from other Fibre Channel SerDes providers who license their core technology, such as LSI Logic, and from companies that sell HBA controllers with integrated SerDes, such as QLogic and Agilent.

        Our serial ATA products compete with similar products from Marvell, VIA, SIS and Promise. In addition, other companies, such as APT, Intel, LSI Logic, ServerWorks and Vitesse, have developed or announced intentions to develop serial ATA products. We also are likely to compete against Intel and other motherboard chip-set makers that have announced intentions to integrate serial ATA functionality into their chipsets.

        Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor and Texas Instruments, and consumer electronics manufacturers, such as Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba, may compete against us in the future. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business.

Employees

        As of December 31, 2002, we had a total of 249 employees, including 8 located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business will be seriously harmed.

Available Information

        Our Internet website address is http://www.siliconimage.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties

        Our principal operating facility, consisting of approximately 80,000 square feet of space in Sunnyvale, California, is leased through August 1, 2010 and should be adequate to meet our requirements through at least 2003. We also have approximately 91,000 square feet of space in Irvine, California, which is leased through November 2005, and approximately 8,000 square feet of space in

Milpitas, California, which we currently do not occupy and which is leased through April 2006. We currently sublease to third parties, under two separate arrangements, approximately 24,000 square feet of our space in Irvine, California on conventional terms, and are attempting to sublease additional space at this facility and at our Milpitas facility. Each of our subleases, one of which is on a month-to-month basis and the other of which is through July 2003, is for approximately 12,000 square feet of space.

Item 3. Legal Proceedings

        On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint for the Federal Suit as of February 28, 2002. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis' counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis' counterclaims without leave to amend. In September 2002, we filed a motion for summary judgment, upon which the Court has yet to rule. In October 2002, both parties filed several more motions for summary judgment, upon which the Court has yet to rule. Several dispositive motions have subsequently been filed under seal and were heard by the Court in March 2003; the Court has yet to rule on these motions. Depending on the outcome of such motions, a trial date may be set, the case may be dismissed, or other orders may be entered. Management intends to prosecute our position vigorously until this matter is resolved. Through December 31, 2002, we have spent approximately $8.3 million on this matter and expect to continue to incur significant costs through at least the first half of 2003.

        Silicon Image, certain officers and directors, and Silicon Image's underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image's stock in the aftermarket following Silicon Image's initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied underwriters' motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. At this time, we cannot predict the outcome of this lawsuit; however, we intend to defend this matter vigorously.

        Silicon Image, certain officers and directors, and Silicon Image's underwriters have been named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. Plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image's stock through the dissemination of allegedly false analysts' reports. Silicon Image has not been served with a copy of the complaint. At this time, we cannot predict the outcome of this lawsuit; however, we intend to defend this matter vigorously.

        On August 7, 2002, we filed a demand for arbitration with the American Arbitration Association, file #74 Y 117 01399 02 GAP, against the principal shareholders of CMD Technology (CMD) relating to shares held in escrow in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the Silicon Image common stock issued to the principal shareholders of CMD was held in two separate escrow pools as collateral for the indemnification obligations of these shareholders. We previously made indemnification claims against these escrow pools for the release of escrow shares with a value of approximately $5.4 million, which claims were contested by the principal shareholders of CMD. On February 28, 2003, we and the principal shareholders of CMD entered into a settlement agreement and mutual release, pursuant to which our indemnification claims were resolved. As a result of the settlement, we expect to receive 949,780 of the escrowed shares, valued at approximately $4.8 million.

        In addition, we are involved in a number of judicial and administrative proceedings incidental to our business. We intend to prosecute or defend, as appropriate, such matters vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations or financial position.

        The amount of legal fees we incur with respect to the litigation matters described above will depend on the duration of our litigation matters, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2003 with respect to the litigation matters described above, however, we do expect to incur substantial amounts through at least the first half of 2003.

Item 4. Submission of Matters to a Vote of Securities Holders

        None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common shares have been traded on the NASDAQ Stock Market under the symbol "SIMG" since our initial public offering on October 6, 1999. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low
2002
Fourth Quarter	$7.42	$2.34
Third Quarter	6.87	3.34
Second Quarter	10.67	4.41
First Quarter	9.14	4.06
2001
Fourth Quarter	4.60	1.12
Third Quarter	4.85	2.08
Second Quarter	5.39	2.97
First Quarter	9.25	2.53

        As of January 31, 2003, we had approximately 227 holders of record of our common shares and a substantially greater number of beneficial owners.

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

        In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us. The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement. These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act. On December 31, 2002, we issued 18,750 shares of our common stock to the Zillion founders pursuant to the exchange agreement. The issuances of shares were made without general solicitation or advertising and were only made to two individuals.

Item 6. Selected Financial Data

        The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and

Results of Operations" included elsewhere in this Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statements of Operations Data:
Total revenue	$81,539	$51,966	$50,035	$21,244	$7,803
Cost of revenue:
Absolute dollars(1)	$38,110	$25,063	$18,798	$7,985	$4,314
% of revenue	46.7%	48.2%	37.6%	37.6%	55.3%
Research and development:
Absolute dollars(2)	$32,809	$25,473	$12,811	$7,168	$4,524
% of revenue	40.2%	49.0%	25.6%	33.7%	58.0%
Selling, general and administrative:
Absolute dollars(3)	$17,454	$18,773	$18,902	$8,110	$4,335
% of revenue	21.4%	36.1%	37.8%	38.2%	55.6%
Net loss from operations	$(40,850)	$(78,530)	$(26,858)	$(8,697)	$(6,731)
Net loss	$(40,092)	$(76,108)	$(23,243)	$(7,621)	$(6,622)
Net loss per share:
Basic and diluted	$(0.62)	$(1.32)	$(0.47)	$(0.38)	$(0.69)
Weighted average shares	64,283	57,790	49,720	20,192	9,532
Balance Sheet and Other Data as of Year End:
Cash, cash equivalents and short-term investments	$35,833	$41,218	$60,189	$58,147	$11,497
Working capital	$27,787	$36,179	$56,713	$55,380	$8,953
Total assets	$77,616	$90,162	$99,499	$67,501	$14,774
Tangible assets	$64,595	$68,534	$78,146	$67,501	$14,774
Long-term debt obligations	$—	$819	$1,030	$528	$1,057
Total stockholders' equity	$48,170	$67,324	$83,197	$57,564	$9,852
Tangible net book value	$35,149	$45,696	$61,844	$57,564	$9,852
Regular full-time employees	249	266	150	85	50

(1)
Excludes non-cash stock compensation and warrant expense of $1.2 million, $279,000, $593,000, and $609,000, for the years ended December 31, 2002, 2001, 2000 and 1999, respectively.

(2)
Excludes non-cash stock compensation and warrant expense of $7.4 million, $9.3 million, $10.2 million, and $2.5 million for the years ended December 31, 2002, 2001, 2000, and 1999, respectively.

(3)
Excludes non-cash stock compensation and warrant expense of $2.5 million, $2.8 million, $2.8 million and $3.5 million for the year ended December 31, 2002, 2001, 2000 and 1999, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Silicon Image designs, develops and markets semiconductor products for applications that require high-bandwidth, cost-effective solutions for high-speed digital data communications. The markets into which we sell our products are personal computer (PC), consumer electronics (CE) and storage.

        Products sold into the PC market generated 58% of our revenue in 2002, 70% of our revenue in 2001 and 96% of our revenue in 2000.

        Our products in the PC market are based on PanelLink technology, which is our proprietary implementation of the digital visual interface (DVI) specification that defines a high-speed serial data communication link between computers and digital displays. Despite sluggish growth in the host portion of the PC market and a movement among graphic card manufacturers to eliminate the need for discrete transmitters by integrating transmitter functionality into their graphic chips, we expect continued DVI adoption to result in increased overall demand for discrete transmitters. The display portion of the PC market remains predominantly analog or dual-interface, which is capable of receiving either an analog or digital signal. We do not offer an analog or dual-interface solution, but do partner with other companies to sell multiple-chip solutions into the dual-interface market. These multiple-chip solutions are typically limited to higher end, larger displays operating at resolutions of SXGA and above. In addition, we have licensed certain of our technologies to companies for use in making products for the dual-interface market.

        Products sold into the CE market generated 11% of our revenue in 2002, 8% of our revenue in 2001 and 4% of our revenue in 2000. Our CE products offer a secure digital video and audio transmission for consumer devices. Demand for these products will be driven primarily by the adoption rate of new technologies and industry standards, such as DVI with HDCP and HDMI, respectively.

        Semiconductor products sold into the storage market generated 15% of our revenue in 2002, 5% of our revenue in 2001 and none of our revenue in 2000. Demand for our storage products is dependent upon the rate at which technology transitions from parallel to serial, and the extent to which serial ATA and fibre channel functionality are integrated into chip sets and controllers offered by other companies, making our discrete become unnecessary.

        Sales of storage subsystems products generated 8% of our revenue in 2002, 17% of our revenue in 2001 and none of our revenue in 2000. We are phasing out our subsystems products and do not plan on developing, manufacturing and selling new subsystems products in the future. Therefore, we expect sales of such products to represent less than 2% of our revenue in 2003. In conjunction with our decision to phase out our storage systems products and change primarily to a licensing business model, we decided to design products and / or license our technology to third parties in this market segment. We anticipate continuing this business model for our storage systems technology as advancements and developments warrant. In 2002, a large portion of our development, licensing and royalty revenue was related to storage systems technology we acquired in connection with our acquisition of CMD Technology. The majority of this revenue was related to licensing fees associated with one storage systems provider. This licensee paid these license fees pursuant to a development and license agreement under which we have worked with the licensee to provide custom hardware designs and firmware for use in a storage bridge controller board. We are entitled to receive royalties beginning in the second quarter of 2003 based on the unit volume of these controller boards contained in products shipped by the licensee.

        From our inception in 1995 through the first half of 1997, we were engaged primarily in developing our first generation PanelLink digital transmitter and receiver products, developing our high-speed digital interconnect technology, establishing our digital interface technology as an open standard, and building strategic customer and foundry relationships. During that period, we derived substantially all of our revenue from contracts providing for the joint development of technologies for high-speed digital communication and intelligent panel controllers for flat panel displays, as well as from licensing our high-speed digital interconnect technology.

        In the third quarter of 1997, we began volume shipments of our first generation PanelLink digital transmitter and receiver products. Since that time, we have derived most of our revenue from the sale of PanelLink products and we have introduced several new generations of transmitter and receiver products providing higher speed and increased functionality. In 1999, we began shipping our first generation digital display controller product. Our digital display controller products integrate our receiver with digital image processing and display controller technology, which enables development of intelligent displays for the mass-market.

        In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in each year since our inception and at December 31, 2002, we had an accumulated deficit of $159.8 million.

        In 2000, we began focusing our resources on entering two new markets, storage and CE, which we believed would grow significantly and in which we believed we could apply our technology and expertise in high-speed serial interfaces. During 2000, we acquired Zillion, a developer of high-speed transmission technology for data storage applications, and DVDO, a provider of digital video processing systems for the CE market.

        In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue and restructuring the company to improve profitability. During 2001, we acquired CMD, a provider of storage subsystems and semiconductors designed for storage area networks, and Silicon Communication Lab, a provider of mixed-signal and high-speed circuit designs.

Year 2002

        During 2002, we achieved double-digit revenue growth in each fiscal quarter, resulting in record annual revenue of $81.5 million, which was a 57% increase from 2001 revenue levels. We also began to see the benefits of our diversification strategy, which resulted in establishing a key presence in the CE and storage markets, both of which we expect to experience significant growth rates during the next several years. Additionally, we were able to successfully leverage our intellectual property to generate $6.7 million of development and licensing revenue.

        In the CE market, the HDMI (High Definition Multimedia Interface) specification was published. HDMI is a new standard for secure digital video and audio transmission for consumer devices. This standard was created by Silicon Image, together with Sony, Matsushita Electric (Panasonic), Philips, Thomson (RCA), Hitachi and Toshiba, and with strong support from Fox and Universal studios, DirecTV and Echostar. We announced our first HDMI products in the fourth quarter and believe every digital TV, DVD and set-top box will include a digital interconnect, whether it is DVI with high definition content protection (HDCP) or HDMI, within the next five years. During the year, DVI with HDCP was embraced by high-end manufacturers of digital TVs, DVDs and set-top boxes.

        In the storage market, we announced our new SATALink family of end-to-end serial ATA solutions for the storage market, including a fully integrated PCI-to-SATA controller. Intel selected our product for inclusion on their next-generation motherboards, and we were able to achieve numerous design wins with our SATALink products. We believe we are well-positioned for the anticipated transition to serial ATA technology, which has been somewhat limited to this point by the availability of serial ATA-enabled hard drives. Additionally, we achieved key design wins with our fibre channel products and are positioned to benefit as we anticipate that 2Gb switches will become the industry standard. Demand declined throughout the year for our parallel ATA and USB 1.0 products as the market began to transition to serial ATA and USB 2.0. We expect demand for these legacy products to continue to decrease throughout 2003.

        In the PC market, Display Search, an independent research firm, estimates that the DVI adoption rate increased to 12% in 2002, from 7% in 2001. We expect the adoption rate to increase significantly during the next two years as quality, cost and content will make an all-digital connection more attractive than an analog solution, and we also expect the prices of digital displays to continue to decrease. Our transmitter products continued to experience competitive pressure, primarily from Thine and Texas Instruments, resulting in lower average selling prices for these products. We are still the market leader for discrete transmitter products, but expect graphic card manufacturers to continue to integrate a transmitter into their graphics chip, thus eliminating the need for a discrete transmitter device in many host products. We believe that integration in the next two-to-three years will be limited to lower resolution technology, and that higher resolutions will continue to require a discrete transmitter to achieve high-resolution quality. During 2002, we introduced a low cost add-in card that can be used in conjunction with Intel's 845G chip set to provide an all-digital connection to flat panels. Prior to this introduction, a more expensive, high-end graphics card was needed for high quality digital video and graphics. We continued to lose market share in the receiver market during 2002, as OEMs continued to use dual-interface solutions in flat panels to accommodate both digital and analog signals. We were able to partner with other companies to offer a three-chip discrete solution that we believe is a cost-effective alternative to a dual-interface solution. In addition, we generated licensing revenue by licensing certain technology to companies for use in making products for the dual-interface market.

        During 2002, we also focused on improving the company's profitability and reducing our cash usage rate. Our cash and short-term investments declined by $5.4 million in 2002, versus $19.0 million in 2001.

Outlook

        We expect 2003 revenue to increase from the level achieved in 2002, and believe our revenue in the first quarter of 2003 will be flat to slightly up from the fourth quarter of 2002. We expect to be cash flow positive in 2003.

        Our expectation of overall revenue growth and positive cash flow in 2003 is based on four assumptions. First, we believe the DVI adoption rate will increase in the PC market as the quality, cost and content capabilities of all-digital solutions become more attractive than those offered by analog solutions and as prices of digital displays become lower. Display Search forecasts the adoption rate to increase from approximately 12% in the fourth quarter of 2002 to approximately 17% by the end of 2003. Second, we achieved numerous design wins in the CE market for DVI with HDCP and HDMI products, and expect these designs to go into production in the middle of the year. Although it is difficult to predict exactly when and how aggressively revenue from these products will ramp during 2003, our expectation is that we will generate significant revenue from these designs in the second quarter and that revenue will grow quarter-over-quarter throughout the remainder of 2003. Third, we believe that the storage market will continue its transitions to 2 Gb fibre channel switches and serial ATA technology, which should result in increasing revenue from our fibre channel and SATALink products. We expect the availability of serial ATA-enabled hard drives and other peripherals to improve, which should enable acceleration of the transition to serial ATA technology. Fourth, we expect licensing and royalty revenue to nearly double during 2003 as we continue to implement our strategy of licensing our technology to companies that address market segments in which we have chosen not to directly participate, and expect to begin receiving royalties from licenses entered into during 2001 and 2002.

        Among the factors that may cause our actual results to differ materially from those anticipated by our assumptions include the rate at which the PC market adopts DVI, CE market acceptance of our DVI with HDCP and HDMI products, the rate at which the storage market transitions to 2 Gb fibre channel switches and serial ATA technology, consumer demand in the PC and CE markets, the availability of serial ATA-enabled hard drives and other peripherals, whether and how quickly OEMs are able to integrate transmitters in their graphics chips, our ability to leverage our intellectual property into licensing revenue and the ability of our semiconductor foundries to manufacture our products in commercial volumes at an acceptable cost and in a timely manner. In addition, our revenue remains dependent on competition and general economic and market conditions, none of which can be accurately predicted.

        We expect our gross margin percentage to increase slightly from 2002 levels as a result of higher licensing revenue, for which there is no associated cost of sales, manufacturing cost reductions on certain of our higher volume products, higher unit volume and shifts in product mix whereby higher margin CE products will generate a higher percentage of our total revenue and lower margin storage board products will generate nominal revenue. These positive effects will be offset by declining average selling prices (ASPs), especially for products in the PC market, and higher manufacturing overhead spending to support increased production levels for products in the CE and Storage markets.

        Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense to increase approximately 14% in 2003. R&D expense will be incurred for enhancements to existing products and for further development of technology related to consumer electronics and storage applications. Excluding non-cash charges for stock compensation expense, we expect SG&A expense for 2003 to increase approximately 7% over 2002, primarily as a result of our scheduled implementation of a new ERP system in 2003 and increased headcount levels necessary to support our revenue growth. Our plan is to control R&D and SG&A expenses such that these expenses, exclusive of non-cash charges for stock compensation expense, in the fourth quarter of 2003 represent approximately 36% of our fourth quarter revenue.

        We expect to incur substantial non-cash stock compensation expense in 2003 and future periods as a result of previous stock option repricings, stock options assumed in connection with our acquisitions in 2000 and 2001, the issuance of stock options to consultants, and modifications to stock options. We may also incur non-cash stock compensation expense in connection with future acquisitions. The amount of stock compensation expense in each period will fluctuate with changes in our stock price and volatility.

        During 2003 and future periods, we may also incur non-cash expenses for the impairment or amortization of intangible assets.

        We will also incur legal fees in 2003 in conjunction with our patent infringement lawsuit against Genesis. The amount of legal fees incurred will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur with respect to this matter, however, we do expect to incur substantial amounts through at least the first half of 2003.

        In March 2003, we exercised an option to acquire TransWarp Networks (TransWarp), a privately-held storage networking company. In connection with this acquisition, we anticipate issuing approximately 2.4 million shares of our common stock in exchange for all outstanding shares of TransWarp capital stock, and converting all outstanding TransWarp stock options into options to purchase approximately 700,000 shares of our common stock. We also anticipate assuming TransWarp's stock option plan and having a remaining reserve of approximately 75,000 shares available for issuance under such plan following the acquisition. We anticipate adding approximately 10 employees as a result of this acquisition. Subject to the satisfaction of customary closing conditions, including due diligence and no material adverse changes, we anticipate that the acquisition will close in April 2003.

        In March 2003, we reorganized our business to better enable customer focus, strategic alignment and operational excellence. As part of this reorganization, we will reduce our workforce by approximately 35 people, or 15%. These reductions will be primarily in engineering and operations functions. As a result of our workforce reduction, we expect to record a restructuring expense consisting of severance costs and non-cash expenses for stock option modifications in the first quarter of 2003.

Commitments, Contingencies and Concentrations

        In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of the warrant at December 31, 2002 was $1.7 million.

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 41%, 51%, and 57% of our revenue in 2002, 2001 and 2000, respectively. The decrease in 2002 from prior year levels can be attributed to our market diversification. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM's rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. In 2002, 42% of revenue was generated through distributors, compared to 40% in 2001 and 66% in 2000. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors.

        A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 64%, 64%, and 71% of our revenue in 2002, 2001, and 2000, respectively. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies are critical, either because they relate to financial statement line items that are key indicators of our financial performance (such as revenue) and/or because their application requires significant management judgment.

  Revenue recognition

        For products sold directly to end-users, or to distributors that do not receive price concessions and do not have rights of return, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns and allowances are estimated based primarily on historical experience and are provided at the time of shipment. The amount of sales returns and allowances has not been, and is not expected to be, material.

        For sales to distributors with agreements allowing for price concessions and product returns, we recognize revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of distributor sell-through to end customers is based on point of sales reports received from our distributors. Due to the timing of receipt of these reports, we recognize distributor sell-through using information that lags quarter end by one month. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is earned when the distributor sells the product to an end-user, at which time our sales price to the distributor becomes fixed. Pursuant to our distributor agreements, older or end-of-life products are sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer if we believe collection is reasonably assured.

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

        License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery, and we may enter into agreements requiring customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables. Development revenue is recognized when project milestones have been completed and acknowledged by the other party to the development agreement, and collection is reasonably assured.

  Allowance for Doubtful Accounts

        We review collectibility of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have not been material. At December 31, 2002, we had $12.1 million of gross accounts receivable and an allowance for doubtful accounts of $519,000.

  Inventories and Related Reserves

        We record inventories at the lower of standard cost, determined on a first-in first-out basis, or market. Standard cost approximates actual cost. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products, and allocable indirect costs. We review differences between standard and actual costs, and, based on the nature of the difference, determine whether to record the amount on our balance sheet or in our statement of operations. Standard costs are evaluated at least twice each year.

        Reserves are provided for excess and obsolete inventory, and are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are fully reserved and the related charge is recorded as a cost of revenue. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100. At December 31, 2002 and 2001, we had gross inventories of $13.1 million and $10.7 million, respectively, and reserves for excess and obsolete inventory of $5.8 million and $4.2 million, respectively.

  Long-Lived Assets

        Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

        For certain long-lived assets, primarily fixed assets and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. Additionally, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the cost at which it is recorded on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment. At December 31, 2002, we had $19.7 million of long-lived assets recorded on our balance sheet.

  Deferred Tax Assets

        We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At December 31, 2002, we had a net operating loss carryforward for federal income tax purposes of approximately $63.0 million, against which a full valuation allowance has been provided.

  Accrued Liabilities

        Certain of our accrued liabilities are based largely on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, a component of our restructuring reserve related to a loss we expect to incur for excess leased facility space is based on numerous assumptions and estimates, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. Actual amounts could differ materially from these estimates.

  Stock-Based Compensation Expense

        We are required to determine the fair value of stock option grants to non-employees, and to record the amount as an expense over the period during which services are provided to us. Management calculates the fair value of these stock option grants using the Black-Scholes model, which requires us to estimate the life of the stock option, the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, costs related to terminating a contract that is not a capital lease and termination benefits provided under a one-time benefit arrangement to involuntarily terminated employees. SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when a liability is incurred, and that fair value be used for the initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45 (Interpretation 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others". Interpretation 45 clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of Interpretation 45 to have a significant effect on its results of operations or financial condition.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

Annual Results of Operations

        Revenue.    Revenue was $81.5 million for 2002, an increase of 56.9% from $52.0 million for 2001. This increase was the result of several factors:

  •
  The DVI adoption rate in the PC market increased to 12% in 2002, from 7% in 2001;

  •
  A full year's worth of revenue in 2002 from fibre channel products that were introduced late in 2001, which contributed $3.2 million of incremental revenue in 2002;

  •
  Increased sales of parallel ATA and USB controllers acquired in connection with our acquisition of CMD in June 2001. Revenue from these products increased by $4.1 million in 2002, primarily as a result of 2002 including a full year's worth of revenue, versus only 7 months worth of revenue in 2001;

  •
  The introduction of serial ATA products in 2002, which contributed $2.4 million of revenue;

  •
  Our ability to leverage our intellectual property to generate $6.7 million of licensing revenue in 2002, versus no licensing revenue in 2001; and

  •
  Adoption of DVI with HDCP in 2002 for high-end consumer products in the CE market.

        These positive factors were partially offset by the effect of our decision as part of our strategic restructuring program to de-emphasize our storage subsystems board business in 2002, which resulted in 2002 revenue from such products being $2.7 million less than the 2001 amount, and the effect of declining ASPs during 2002.

        Revenue by market was as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
PC	$47,405	$36,535	$48,092
Consumer Electronics	8,993	4,082	1,943
Storage IC	12,291	2,489	—
Storage Systems	6,195	8,860	—
Development, licensing and royalties	6,655	—	—

	$81,539	$51,966	$50,035

        Revenue was $52.0 million for 2001, an increase of 3.9% from $50.0 million for 2000. This increase was primarily the result of our acquisition of CMD in June 2001, which contributed $10.6 million of revenue in 2001. Without CMD, our revenue would have been $41.4 million in 2001, a decrease of 17.4% from 2000. This decrease was primarily the result of a 7% decrease in unit demand and to a lesser extent, to lower average selling prices. Weaker demand was largely attributable to a downturn in the semiconductor industry that began in the fourth quarter of 2000. To a lesser extent, increased competition in the PC market from companies offering dual-interface solutions reduced demand and average selling prices for our digital receiver products.

        Cost of revenue.    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue, as a percentage of revenue), excluding non-cash stock compensation expense, was 53.3% for 2002, 51.8% for 2001 and 62.4% for 2000. The increase in gross margin from 2001 to 2002 was due to our ability to generate $6.7 million of licensing revenue in 2002, which has low cost of revenue associated with it and contributed 4.2% to our gross margin, offset by the effect of declining ASPs and increased revenue from serial ATA products, which have lower margins relative to our other volume products. The decrease in gross margin from 2000 to 2001 was primarily due to the effect of lower volume and average selling prices during 2001 and, to a lesser extent, our acquisition of CMD in 2001, which had lower margin board products. Cost of revenue excludes non-cash stock compensation expense of $1.2 million, $279,000 and $593,000 for 2002, 2001 and 2000, respectively. Including stock compensation expense, our product gross margin would have been 51.8%, 51.2% and 61.2% for 2002, 2001 and 2000, respectively.

        Research and Development.    R&D expense consists primarily of compensation and related costs for employees, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense, excluding non-cash stock compensation expense, was $32.8 million, or 40.2% of revenue, for 2002, compared to $25.5 million, or 49.0% of revenue, for 2001, and $12.8 million, or 25.6% of revenue, for 2000. The increase in absolute dollars for 2002 can be attributed primarily to our acquisition of CMD in June 2001, which increased spending by $4.7 million in 2002 due to the inclusion of 12 months of CMD related expense in 2002, versus only 7 months of expense in 2001. Additionally, we increased our product development efforts in 2002 in order to accelerate our entrance into the storage and CE markets. We introduced 16 new products in 2002, versus 12 in 2001. These increases were partially offset by an additional one-week shutdown in 2002. The increase in absolute dollars in 2001 was primarily due to additional personnel and acquisitions of CMD and SCL. These acquisitions accounted for $5.1 million of the $12.7 million expense increase from 2000. Increased R&D expense as a percentage of revenue in 2001 reflected our intentional investment to gain initial penetration into the CE and storage markets. R&D excludes non-cash stock compensation expense of $7.4 million, $9.3 million, and $10.2 million for 2002, 2001, and 2000, respectively. Including stock compensation expense, R&D expense would have been $40.2 million, $34.8 million, and $23.0 million, or 49.3%, 67.0%, and 46.0%, of revenue for 2002, 2001, and 2000, respectively.

        Selling, General and Administrative.    SG&A expense consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Excluding non-cash stock compensation expense, SG&A expense was $17.5 million, or 21.4% of revenue for 2002, $18.8 million, or 36.1% of revenue, for 2001, and $18.9 million, or 37.8% of revenue, for 2000. The decrease in spending for 2002 can be attributed primarily to a reduction in SG&A headcount from 88 at December 31, 2001 to 69 at December 31, 2002. Additionally, as part of our expense management efforts in 2002, we implemented an additional one-week shutdown in 2002 and reduced spending on discretionary items such as advertising, travel and professional fees. Lastly, we were able to reduce spending in 2002 by consolidating space in our facilities. The change from 2000 to 2001 can be attributed to the acquisitions of CMD and SCL, which contributed $3.3 million of additional SG&A expense in 2001, offset by the effects of our headcount reduction in 2001 and lower advertising expenses. SG&A excludes non-cash stock compensation expense of $2.5 million for 2002 and $2.8 million for both 2001 and 2000. Including stock compensation expense, SG&A expense would have been $20.0 million, $21.6 million and $21.7 million, or 24.5%, 41.5% and 43.4% of revenue for 2002, 2001, and 2000, respectively.

        Stock Compensation.    Stock compensation expense was $11.1 million, or 13.6% of revenue, for 2002, $12.4 million, or 23.8% of revenue, for 2001, and $13.6 million, or 27.2% of revenue, for 2000. The decrease from 2001 to 2002 can be attributed to use of the accelerated method for recognizing expense for stock options granted to employees and for stock options assumed in connection with acquisitions, which results in a higher proportion of the expense being recognized in earlier periods. These decreases are partially offset by expense recognized in 2002 for options repriced in 2001 and 2000, as our average stock price in 2002 exceeded the strike price of the repriced options. We did not recognize expense in 2001 or 2000 in conjunction with our stock option repricings since our average stock price in those periods was less than the exercise price of the repriced options. The decrease in expense from 2000 to 2001 can be attributed primarily to our use of the accelerated method for recognizing expense for certain grants to employees, which results in a higher proportion of the expense being recognized in the initial year of grant. Additionally, our average stock price was lower during 2001, which also affected the amount of expense we recognized for certain options. Those decreases were partially offset by expense of $4.2 million associated with our acquisitions of CMD and

SCL. The following table summarizes the components of our stock compensation expense for 2002, 2001 and 2000 (in thousands).

	Year Ended December 31,
	2002	2001	2000
Options granted to employees	$1,943	$2,643	$4,394
Options granted to non-employees	2,304	2,322	4,693
Option repricings	2,935	—	—
Options assumed in connection with acquisitions	3,925	7,425	4,529

	$11,107	$12,390	$13,616

        We will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, (2) the stock option repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance. Since the expense associated with our stock option repricings and stock options issued to consultants is dependent on our stock price and volatility, stock compensation expense may fluctuate significantly from period to period. Although to date we have recognized only $2.9 million of expense in connection with our stock option repricings, this may become a significant component of our stock compensation expense in future periods if our weighted average stock price exceeds $5.63, the exercise price of these repriced stock options. Approximately 4.2 million of our 19.9 million stock options outstanding as of December 31, 2002 were repriced in 2000 and 2001.

        Amortization of Goodwill and Intangible Assets.    For 2002, we recorded $3.5 million of expense for the amortization of goodwill and intangible assets, compared to $14.1 million for 2001 and $4.4 million for 2000. The decrease from 2001 to 2002 can be attributed to adoption of a new accounting standard that required companies to no longer amortize goodwill to expense beginning January 1, 2002, and to the impairment charges recorded against intangible assets in 2001 and 2002 that reduced the carrying value of the assets subject to amortization. The increase in 2001 can be attributed to additional acquisitions in 2001, and to a full year of expense recorded in 2001, versus a partial year in 2000, for the acquisitions we completed in 2000.

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

        The percentage of completion for each project was determined based on research and development expenses incurred immediately prior to the acquisition as a percentage of total estimated research and development expenses to bring each project to technological feasibility. As of June 30, 2001, we estimated that Titan 2U was 25% complete with total projected costs of $164,000, that Titan.next was 15% complete with total projected costs of $200,000, that SANBox was 10% complete with total projected costs of $150,000 and that IDE Ultra-680 was 85% complete with total projected costs of $500,000. Consistent with our projections, revenue related to Titan 2U and IDE Ultra-680 commenced in the fourth of quarter of 2001. Development of Titan.next and SANBox was not completed.

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

        The percentage of completion for the project was determined based on research and development expenses incurred immediately prior to the acquisition as a percentage of total research and development expenses to bring the project to technological feasibility. As of June 30, 2000, we estimated the project to be approximately 86% complete with remaining costs to be incurred on portions of logic, flow, layout, coding and testing. These costs were expected to be incurred over a six month period and were not expected to be material. The project began shipping to customers in the second quarter of 2001 and is still offered for sale.

        We expect to make future acquisitions if advisable and may record additional expenses for in-process research and development in connection with those acquisitions.

        Impairment of Goodwill and Intangible Assets.    In 2002, we recorded $5.2 million of expense for the impairment of goodwill and intangible assets recorded in connection with the acquisition of CMD in 2001. These assets became impaired as a result of our decision in the second quarter of 2002 to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products, we will develop and license board designs in exchange for license fees and royalties. For 2001, we recorded $29.9 million of expense for the impairment of goodwill and intangible assets recorded in connection with the acquisitions of DVDO and CMD. DVDO goodwill and intangible assets became impaired primarily as a result of our decision to phase out or de-emphasize certain existing digital video processing products and to cease funding of certain digital video processing development projects. Additionally, prevailing economic and industry conditions and the departure of certain key DVDO employees during the quarter ended September 30, 2001 also contributed to the impairment expense of $13.9 million. We recorded impairment expense of $16.0 million in the fourth quarter of 2001 related to goodwill and intangible assets recorded in connection with our CMD acquisition. This impairment resulted from a decrease in our initial estimate of future revenue from CMD's products.

        Restructuring.    During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development and to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of our two recently acquired companies, CMD and SCL. During the quarter ended December 31, 2001, we reduced our workforce by approximately 60 people in connection with our plan to focus on products and technology in which we have, or believe we can achieve, a leadership position, and as a result of the continued integration of recently acquired companies. In connection with these actions, we recorded a restructuring expense of $1.5 million, consisting of severance related costs of $902,000, including $303,000 for the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000, and a fixed asset write-down of $50,000. We estimate that this restructuring will eliminate approximately $5.5 million of annual operating expenses.

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

        In April 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. In connection with this decision, we implemented a third workforce reduction, eliminating 14 positions, or 5%, of our workforce and recorded a restructuring expense of $3.5 million, consisting of cash severance-related costs of $450,000, non-cash severance-related costs of $1.6 million representing the intrinsic value of modified stock options and fixed asset write-downs of $1.5 million. We also reversed $302,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations.

        In December 2002, we revised our estimate of the loss we expect to incur on subleased facilities and recorded a restructuring expense of $1.5 million. Real estate market conditions deteriorated in the fourth quarter of 2002, causing us to reassess the length of time it will take to find tenants and the fair value lease rate of our available space. As of December 31, 2002, our expected loss on subleased facilities is based on estimated sublease income of $1.6 million over the remaining lease terms. To the extent we are unable to generate $1.6 million of sublease income, our future results of operations and financial condition will be negatively affected.

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

        We expect severance and benefits payments to be completed by the second quarter of 2003. Lease payments will be made through the end of the related lease terms of July 2003 and November 2005. The following table presents restructuring activity for 2002 and 2001 (in thousands).

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash	(303)	(115)	—	(418)

December 31, 2001 Balance	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash	(1,952)	—	(2,063)	(4,015)

December 31, 2002 Balance	$138	$2,598	$—	$2,736

        Patent defense and acquisition integration costs.    Patent defense and acquisition integration costs were $7.0 million for 2002 and $1.8 million for 2001. Patent defense costs are related to the lawsuit we filed against Genesis Microchip in April 2001, and acquisition integration costs represent costs incurred to integrate CMD and SCL. The increase in 2002 can be attributed to discovery, motions, depositions and other activities in preparation for trial. We expect to incur patent defense costs at least until the middle of 2003. The amount of legal fees incurred in 2003 will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2003 with respect to this matter, but do expect the amount to be substantially less than that incurred in 2002.

        Interest Income.    Interest income decreased to $1.0 million in 2002, from $2.7 million in 2001 and $4.1 million in 2000. These year-to-year decreases can be attributed to lower interest rates and decreased average cash and investment balances.

        Interest Expense and Other Net.    Net interest expense and other was $240,000 for 2002, $309,000 for 2001 and $112,000 for 2000. The decrease in 2002 can be attributed to lower average outstanding debt balances in 2002. The increase from 2000 to 2001 resulted from the assumption of a bank loan in connection with our acquisition of CMD.

        Provision for Income Taxes.    Due to our losses in 2002 and 2001, no provision for income taxes was recorded in either of those years. In 2000, we recorded a provision for income taxes of $368,000, which was equal to 10.5% of our net income before taxes and non-cash charges, including in-process research and development, amortization of goodwill and intangible assets and stock compensation and warrant expense.

        At December 31, 2002, we had a net operating loss carryforward for federal income tax purposes of approximately $63.0 million, that expires through 2022. This future tax benefit has not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit and capital lease financing. At December 31, 2002, we had $27.8 million of working capital and $35.8 million of cash, cash equivalents and short-term investments. In the future, we expect to generate positive cash flow on an annual basis. The primary sources of cash flow will be operating activities. If we are not able to generate cash from operating activities, we will liquidate short-term investments or, to the extent available, utilize credit arrangements to meet our cash needs.

        Operating activities used $8.9 million of cash during 2002, used $14.2 million of cash during 2001, and generated $3.4 million of cash during 2000. For 2002, our net loss excluding depreciation, stock compensation expense, amortization and impairment of goodwill and intangible assets, in-process research and development and non-cash restructuring charges was $12.6 million. This was the most significant use of cash for operating activities. In addition, accounts receivable and inventories increased $4.9 million in 2002 as a result of increased business volume. These uses of cash were offset by increases in accounts payable of $5.1 million, accrued liabilities of $2.3 million and deferred margin on sales to distributors of $731,000. For 2001, net loss excluding depreciation, stock compensation and warrant expense, amortization and impairment of goodwill and intangible assets, in-process research and development and non-cash restructuring charges was $15.1 million. Inventories and accounts receivable increased from 2000 solely as a result of our acquisitions of CMD and SCL in 2001. However, decreases in both inventories and accounts receivable from operating activities provided $5.2 million of cash in 2001. Inventory levels at our distributors also decreased in 2001, causing our deferred margin on sales to distributors to decrease by $1.4 million. Additionally, we reduced accounts payable and accrued liabilities through operations by $3.1 million during 2001, which used cash. During 2000, net income excluding depreciation, stock compensation and warrant expense, amortization of goodwill and intangible assets and in-process research and development was $4.2 million and our deferred margin on sales to distributors increased $1.6 million. These sources of cash were partially offset by increases in accounts receivable and inventories of $2.5 million and $1.9 million, respectively. Accounts receivable and inventories increased as a result of our increased business volume. Deferred margin on sales to distributors increased as a result of higher inventory levels at our distributors, as demand for our products strengthened from the prior year.

        We generated $9.0 million of cash from investing activities in 2002, generated $12.6 million of cash from investing activities in 2001, and used $15.6 million of cash for investing activities in 2000. Net proceeds from sales and purchases of short-term investments generated $12.7 million of cash in 2002. During 2002, we used $3.7 million for purchases of property and equipment, primarily software tools for use in R&D activities. During 2001, we received net proceeds from sales and purchases of short-term investments of $17.4 million, and used $3.0 million of cash for acquisition costs and $1.8 million of cash for purchases of property and equipment. The primary uses of cash in 2000 were for net purchases of short-term investments and purchases of property and equipment.

        We generated $7.2 million of cash from financing activities in 2002, used $2.7 million of cash for financing activities in 2001 and generated $1.8 million of cash from financing activities in 2000. During 2002, we received $7.8 million of proceeds from issuances of common stock through our stock option and stock purchase plans, and our net borrowing activities, including releases of security deposits and debt repayments, used $0.7 million of cash during 2002. Cash used by financing activities in 2001 was from security deposits on lease financing and debt payments, partially offset by cash provided by issuances of common stock for stock option exercises and stock purchase plan sales. Cash provided by financing activities in 2000 was from issuances of common stock and repayments of stockholder notes, partially offset by a security deposit requirement for leased equipment.

Debt and Lease Obligations

        In October 2002, we entered into a new debt facility that includes a revolving line of credit of up to $7.5 million, a term loan of $3.6 million, and equipment advances of $1.0 million. Borrowings under the revolving line are limited to the lesser of $7.5 million or our borrowing base of 80% of eligible accounts receivable. The revolving line has a maturity date of September 26, 2003. There were no borrowings outstanding under this line at December 31, 2002. The $3.6 million term loan refinanced $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt, and requires monthly payments through its maturity of October 1, 2004. Equipment advances are available until March 31, 2003. All borrowings under this credit facility are at prime (4.25% at December 31, 2002) plus 0.25% and the facility is secured by substantially all of our assets, excluding intellectual property. This facility contains certain quarterly and annual financial covenants with which we must comply. We were not in compliance with one of the quarterly financial covenants at December 31, 2002; however, we were granted a waiver from the lending institution and are not in default of the loan agreement. However, non-compliance with these financial covenants in the future could result in all amounts outstanding becoming due and payable immediately. All amounts outstanding under the credit agreement, including $1.5 million due subsequent to December 31, 2003, have been classified as current liabilities.

        In October 2002, we financed a $351,000 insurance premium at an interest rate of 5.75%. Monthly payments of $40,000 are due through June 2003.

        We lease certain software and equipment under lease agreements accounted for as capital leases. These leases mature in 2003, require monthly payments of $26,000 and bear interest at rates ranging from 7.5% to 9.1%. Many of these leases include end of lease bargain purchase options that we intend to exercise. Our obligations under these leasing arrangements are secured by the leased equipment.

        In October 1999, we entered into a noncancelable operating lease through July 2003 for our principal operating facility. This lease requires average monthly rental payments of approximately $133,000 and is secured by a certificate of deposit in the amount of $283,000, which is included in prepaid expenses and other current assets on our balance sheet. This security requirement will be reduced to zero in July 2003. In December 2002, we entered into a noncancelable operating lease renewal for our principal operating facility that commences in August 2003 and expires in July 2010.

The lease requires initial average monthly rental payments of $76,000 and provides for annual 3% rent increases thereafter. This lease will also require a security deposit of $152,000.

        In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. A portion of this facility has been subleased through July 2003, generating monthly sublease income of approximately $35,000 to offset our payment obligations. Additionally, in connection with our acquisition of SCL in July 2001, we acquired the lease of a facility in Milpitas, California with average monthly rental payments of approximately $18,000 per month. We do not occupy the Milpitas facility and are attempting to sublease the space.

        Rent expense, net of sublease income, totaled $2,529,000, $2,419,000 and $1,549,000 in 2002, 2001 and 2000, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities. Future minimum payments for our operating leases, debt and capital leases outstanding at December 31, 2002 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2003	$2,269	$47	$3,049
2004	1,500	—	2,328
2005	—	—	2,166
2006	—	—	998
2007	—	—	1,009
Thereafter	—	—	2,746

Total minimum payments	$3,769	$47	$12,296

        We plan to spend approximately $5 million during the next 12 months for equipment, furniture and software. Additionally, we plan to implement a new enterprise resource planning system in the second quarter of 2003, and have entered into a contract for implementation consulting services requiring cash payments of approximately $500,000.

        Based on our estimated cash flow for 2003, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Operating and capital requirements depend on many factors, including the levels at which we generate revenue and maintain margins, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including patent defense costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

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

        The revenue and income potential of our business and the markets we serve is unproven. We began volume shipments of our first display products in the third quarter of 1997. The Digital Visual Interface, or DVI, specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. The DVI specification defines a high-speed data communication link between computers and digital displays, such as flat panel displays, projectors and cathode ray tubes. We completed our first generation of consumer electronics and storage IC products in mid-to-late 2001. In addition, the preliminary serial ATA specification was first published in August 2001 and the High Definition Multimedia Interface (HDMI) specification was first released in December 2002. Accordingly, we face risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We have a history of losses and may not become profitable.

        We have incurred net losses in each quarter and fiscal year since our inception, including losses of $40.1 million, $76.1 million and $23.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

Our quarterly operating results may fluctuate significantly and are difficult to predict.

        Our quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

  •
  the growth, evolution and rate of adoption of industry standards for our key markets, including digital-ready PCs and displays, consumer electronics and storage devices;

  •
  competitive pressures, such as the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products, including by integrating into their products functionality offered by our products, and the prices set by competitors for their products;

  •
  average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

  •
  government regulations regarding the timing and extent to which digital content must be made available to consumers

  •
  the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components;

  •
  the fact that our licensing revenue is heavily dependent on a few key deals being completed, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which they are expected, and our concentrated dependence on a few licensees for substantial portions of our expected licensing revenue;

  •
  the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products;

  •
  fluctuations in the price of our common stock, which drive a substantial portion of our non-cash stock compensation and warrant expense; and

  •
  the nature and extent of litigation activities, particularly our patent infringement suit against Genesis.

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

        Part of our business strategy is to license certain of our technology to companies that address markets in which we do not want to directly participate. We have limited experience marketing and selling our technology on a licensing basis. In conjunction with the business strategy we adopted in late 2001, we signed our first license contract in December 2001, and signed several more during the fiscal year ended December 31, 2002; however, there can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing revenue is heavily dependent on a few key deals being completed, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which they are expected. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, and other factors. In addition, in any period, our expectation of licensing revenue is or may be dependent on one or a few licenses being completed. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

Our strategic restructuring program may not be successful.

        During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products, to license our technology to companies that participate in markets we do not address and to integrate the operations of our two recently acquired companies, CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and promoting adoption of the HDMI and serial ATA standards for the consumer electronics and storage markets, respectfully. Additionally, in the second quarter of 2002, we transitioned to a licensing model for our storage systems business and are therefore phasing out our board level products through the middle of 2003. We expect that we will continue to generate revenue from sales of products being phased out or de-emphasized for a limited period of time and that costs for selling and marketing these products will be minimal due to the limited resources allocated for this purpose. However, if demand for these products is not sufficient to use our existing inventory, we may incur charges for excess and obsolete inventory. Products to be phased out or de-emphasized represented approximately 25% of our revenue in 2001 and 10% of our revenue for the year ended December 31, 2002. In connection with this program, we have implemented three workforce reductions eliminating 109 positions, or 36% of our third quarter 2001 workforce, and have recorded restructuring expense of $8.6 million.

        There is no guarantee that our strategic restructuring program will be successful. The markets in which we are promoting new technologies and standards are still developing and evolving, and there can be no assurance as to the rate or extent of adoption of these new technologies and standards.

We face intense competition in our markets, which may lead to reduced revenue from sales of our products and increased losses.

        The PC, CE and storage markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog and DVI based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Matrox, National Semiconductor, nVidia, Phillips, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine have all begun shipping products or announced intentions to introduce products that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. In the future, our current or potential customers may also develop their own proprietary solutions that would likely be the integration of a DVI transmitter into a graphics processing unit or integration of a DVI receiver into a monitor controller.

        In the CE market, our digital interface products are used to connect cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and HDCP, or HDMI with or without HDCP support. Companies that have announced or are shipping DVI-HDCP solutions include TI, Thine, Broadcom and Genesis. In addition, our video processing products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, Mediamatics, Micronas Semiconductor, Oplus, Philips, Pixelworks and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers. We expect competition for HDMI products from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba.

        In the storage market, our Fibre Channel product faces competition from companies selling similar discrete products, including Agilent, PMC Sierra and Vitesse, from other Fibre Channel SerDes providers who license their core technology, such as LSI Logic, and from companies that sell HBA controllers with integrated SerDes, such as QLogic and Agilent.

        Our serial ATA products compete with similar products from Marvell / Promise. In addition, other companies such as Adaptec, APT, Intel, LSI Logic, ServerWorks and Vitesse, have developed or announced intentions to develop serial ATA controllers. We also may compete against Intel and other motherboard chip-set makers that may integrate serial ATA functionality into their chipsets; in fact, Intel has announced its intention to integrate this functionality into one of its upcoming chip sets.

        Our parallel ATA products compete with IC vendors including Promise and Highpoint. Our RAID controller board products face competition from Mylex, Infortrend, and Chaparral.

        Some of these competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our storage products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. In addition, some of our competitors could merge which may enhance their market presence. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote more resources to the promotion and sale of their products. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and increase our losses.

Growth of the market for our PC products depends on the widespread adoption and use of the DVI specification.

        Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which manufacturers of computers and digital displays will adopt the DVI specification. To date, relatively few systems implementing all of the electrical and mechanical aspects of the DVI specification have been shipped. The DVI adoption rate in the PC market increased to 12% in 2002, from 7% in 2001. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Further delays in the widespread adoption of the DVI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

Demand for our products for the consumer electronics market is dependent on the adoption and widespread use of the HDMI 1.0 specification.

        Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI 1.0 specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying TMDS technology, and optionally Intel's HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption on December 9, 2002. We cannot predict the rate at which manufacturers will adopt the HDMI specification or if the specification will be adopted at all. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

Our ability to increase sales of our products for display systems depends on host system manufacturers including DVI-compliant transmitters in their systems.

        Our success depends on increasing sales of our receiver products to display manufacturers. To increase sales of our receiver products, we need computer manufacturers to incorporate DVI-compliant transmitters in their systems, making these systems digital-ready. During 2002, we introduced a low-cost add-in card that can be used in conjunction with Intel's 845G chip set to provide an all-digital connection to flat panels. Intel's 845G chip set is intended to provide an all-digital path on the motherboard bus, and should make it easier to provide digital video out. Use of Intel's 845G chip set, or any digital path chip set, is not universal and may not gain market acceptance. If computers are not digital-ready, they will not operate with their digital displays, which will limit and may reduce the demand for our digital receiver products, including our add-in card.

Our success depends on managing our relationship with Intel

        Intel has a dominant role in many of the markets in which we compete, such as PCs and storage, and is a growing power in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:

  •
  Intel has been an investor of ours;

  •
  Intel and we have been parties to a business cooperation agreement;

  •
  Intel and we are parties to a patent cross-license;

  •
  Intel and we worked together to develop HDCP;

  •
  Intel and we were two of the original founders of the DDWG;

  •
  Intel is a promoter of the serial ATA working group, of which we are a contributor;

  •
  Intel is a supplier to us and a customer of our products;

  •
  We believe that Intel has the power to drive adoption of DVI, serial ATA and HDMI, by making them widely available in its chip sets and motherboards, which could negatively affect demand for our products;

  •
  Intel may potentially integrate the functionality of our products, including fibre channel, serial ATA or DVI, into its own chips and chip sets, thereby displacing demand for our products;

  •
  Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;

  •
  Intel's technology, including its 845G chip set may lower barriers to entry to other parties who may enter the market and compete with us; and

  •
  Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.

        Our cooperation and competition with Intel can lead to positive benefits if managed effectively. If our relationship with Intel is not managed effectively, it could seriously harm our business, negatively affect our revenue, and increase our operating expenses.

Our success depends on the growth of the digital display market.

        Our business depends on the growth of the digital display market. The potential size of the digital display market and its rate of development are uncertain and will depend on many factors, including:

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

        Our product development efforts in the storage market are focused on the development of products using new interface technologies such as fibre channel and serial ATA. The markets for these new interface technologies are at an early stage of development, and there can be no assurance that they will replace other storage interfaces that are now widely used, such as parallel ATA and SCSI. The potential size and rate of development of these markets are uncertain and will depend on many factors, including:

  •
  the rate at which manufacturers of storage subsystems adopt new interface technologies, which may be more costly to implement than existing interface technologies until volumes are sufficient to bring costs to competitive levels;

  •
  the availability of cost-effective semiconductors and components for storage subsystems, such as serial ATA-enabled hard drives, that implement new interface technologies for the storage market;

  •
  whether Intel or other motherboard manufacturers integrate the functionality of our products, such as serial ATA, into their chips and chip sets; and

  •
  improvement to existing storage interface technologies such as parallel ATA and SCSI, or the introduction of other new storage interface technologies, either of which may decrease consumer demand for our storage products.

        In particular, the rate of implementation of the serial ATA interface will depend on how quickly drive manufacturers, motherboard and PC providers and chipmakers are able to resolve technical communication and functionality issues to enable a "plug and play" environment in which a computer system is automatically able to recognize and configure storage devices. Resolution of these issues could be time-consuming, and will depend in good measure on the ability of chipmakers to incorporate the required high-speed serial data transfer capabilities into their semiconductors without sacrificing manufacturing yields.

        Any delay in acceptance of new interface technologies, or a reduction in the growth or size of the market for systems based on serial ATA or fibre channel technologies, would limit sales of our storage products and reduce our revenue. Any delay in the availability of serial ATA compatible drives or acceleration of serial ATA or fibre channel SerDes integration efforts by motherboard or storage controller manufacturers may also reduce our revenue.

        We have promulgated a SATALite specification to which we have invited key industry members to participate. This program includes certain licenses to our technology that we hope will increase market acceptance of our serial ATA products. There can be no assurance that this program will succeed, or that SATALite participants will not use our technology to compete against us.

        To date, we have achieved a number of design wins for our serial ATA and fibre channel storage products. Even after we have achieved a design win from an OEM, we may not realize any revenue, or significant revenue, from that OEM since a design win is not a binding commitment to purchase our products and the OEM may not achieve market acceptance for their product. Further delay in serial ATA-enabled drive availability may lead OEMS to re-open their designs and designs we have won may be subject to being lost, which could reduce our revenue and increase our operating expenses in competing to re-win designs.

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

        Substantially all of our sales are made on the basis of purchase orders, rather than long-term agreements. In addition, our customers may cancel or reschedule purchase orders. We purchase inventory components and build our products according to our estimates of customer demand. This process requires us to make multiple assumptions, including volume and timing of customer demand for each product, manufacturing yields and product quality. If we overestimate customer demand or product quality or under estimate manufacturing yields, we may build products that we may not be able to sell at an acceptable price or at all. As a result, we would have excess inventory, which would increase our losses. Additionally, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we will forego revenue opportunities or incur significant costs for rapid increases in production, lose market share and damage our customer relationships.

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

        Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2002, shipments to World Peace International, an Asian distributor, generated 15% of our revenue and shipments to Weikeng, an Asian distributor, generated 11% of our revenue. For the year 2001, shipments to Samsung, a Korean customer, and Compaq, a global customer, each generated 12% of our revenue, and shipments to World Peace International generated 11% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and / or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

  •
  one or more of our customers, including distributors, becomes insolvent or goes out of business;

  •
  one or more of our key customers or distributors significantly reduces, delays or cancels orders; or

  •
  one or more significant customers select products manufactured by one of our competitors for inclusion in their future product generations.

        Due to our entrance into new markets, our customer base has broadened significantly and we therefore anticipate being less dependent on a relatively small number of customers to generate revenue. However, as product mix may fluctuate from quarter to quarter, we may become more dependent on a small number of customers or a single customer for a significant portion of our revenue in a particular quarter, the loss of which could adversely affect our operating results.

We sell our products through distributors, which limits our direct interaction with our customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

        Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 42% of our revenue for the year ended December 31, 2002 and 40% of our revenue for 2001. We expect the percentage of revenue generated through distributors in 2003 to decrease as our licensing revenue, which is direct, becomes a higher percentage of our revenue. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

  •
  manage a more complex supply chain;

  •
  monitor and manage the level of inventory of our products at each distributor;

  •
  estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

  •
  monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States, and the majority of which are not publicly traded.

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

        The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. In 2001 and 2002, we announced our first products for the storage market and we expect to introduce new consumer electronics, storage and DVI products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

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

        Accomplishing all of this is extremely challenging, time-consuming and expensive and there is no assurance that we will succeed. Product development delays may result from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource limitations, the inability to license third party technology or other factors. If we are not able to develop and introduce our products successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results. In addition, it is possible that we may experience delays in generating revenue from these products or that we may never generate revenue from these products. We must work with a semiconductor foundry and with potential customers to complete new product development and to validate manufacturing methods and processes to support volume production and potential re-work. Each of these steps may involve unanticipated difficulties, which could delay product introduction and reduce market acceptance of the product. In addition, these difficulties and the increasing complexity of our products may result in the introduction of products that contain defects or that do not perform as expected, which would harm our relationships with customers and our ability to achieve market acceptance of our new products. There can be no assurance that we will be able to achieve design wins for our planned new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields, or that any design wins will produce any revenue. Failure to develop and introduce new products, successfully and in a timely manner, may adversely affect our results of operations.

We have made acquisitions in the past and may make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

        Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions of other companies. In 2000, we completed the acquisitions of Zillion and DVDO, and in 2001, we completed the acquisitions of CMD and SCL. We may acquire additional companies or technologies. Acquisitions involve numerous risks, including, but not limited to, the following:

  •
  difficulty and increased costs in assimilating employees, including our possible inability to keep and retain key employees of the acquired business;

  •
  disruption of our ongoing business;

  •
  discovery of undisclosed liabilities of the acquired companies and legal disputes with founders or shareholders of acquired companies;

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

        In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. For example, demand in the semiconductor industry rose to record levels in 1999, but is currently in a downward cycle. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third party suppliers. Production capacity for semiconductors fabricated using 0.18 micro technology could be subject to allocation, whereby not all of our production requirements would be met. This may impact our ability to meet demand and could also increase our production costs. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

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

        In addition, our semiconductor products are assembled and tested by several independent sub-contractors. We do not have a long-term supply agreement with our sub-contractors, and instead obtain production services on a purchase order basis. Our outside sub-contractors have no obligation to supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries, assembly and test facilities and our sub-contractors may reallocate capacity to other customers even during periods of high demand for our products. These foundries may allocate or move production of our products to different foundries under their control, even in different locations, which may be time consuming, costly, and difficult, have an adverse affect on quality, yields, and costs, and require us and/or our customers to re-qualify the products, which could open up design wins to competition and result in the loss of design wins and design-ins. If our sub-contractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, and in a timely manner, our business will be substantially harmed. As a result, we would have to identify and qualify substitute contractors, which would be time-consuming, costly and difficult. This qualification process may also require significant effort by our customers, and may lead to re-qualification of parts, opening up design wins to competition, and loss of design wins and design-ins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

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

        A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the year ended December 31, 2002 and 2001, 72% and 79%, respectively, of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

  •
  difficulties in managing from afar;

  •
  political and economic instability, including international tension in Iraq, Korea and the China Strait and lack of normal diplomatic relationships between the United States and Taiwan;

  •
  less developed infrastructures in newly industrializing countries;

  •
  susceptibility of foreign areas to terrorist attacks;

  •
  bias against foreign, especially American, companies;

  •
  difficulties in collecting accounts receivable;

  •
  expense and difficulties in protecting our intellectual property in foreign jurisdictions;

  •
  difficulties in complying with multiple, conflicting and changing laws and regulations, including export requirements, tariffs, import duties, visa restrictions, environmental laws and other barriers;

  •
  exposure to possible litigation or claims in foreign jurisdictions; and

  •
  competition from foreign-based suppliers and the existence of protectionist laws and business practices that favor these suppliers, such as withholding taxes on payments made to us.

        These risks could adversely affect our business and our results of operations. In addition, original equipment manufacturers that design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products are denominated exclusively in United States dollars, relative increases in the value of the United States dollar will increase the foreign currency price equivalent of our products, which could lead to a reduction in sales and profits in that country.

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

        In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. Version 1.0 of the specification was published for adoption on December 9, 2002. The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image's patented underlying TMDS technology along with Intel's HDCP as the basis for the interface. The founders of the working group have signed a founder's agreement in which each commits to license certain intellectual property to each other, and to adopters of the specification.

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

        Accordingly, companies that implement the HDMI specification in their products can use specific elements of our intellectual property to compete with us. Although there will be license fees and royalties associated with the adopters agreements, there can be no assurance that such license fees and royalties will adequately compensate us for having to license our intellectual property. Fees and royalties received during the early years of adoption will be used to cover costs we incur to promote the HDMI standard and to develop and perform interoperability tests; in addition, after an initial period, the HDMI founders may reallocate the license fees and royalties amongst themselves to reflect each founder's relative contribution of intellectual property to the HDMI specification.

We have granted Intel rights with respect to our intellectual property, which could allow Intel to develop products that compete with ours or otherwise reduce the value of our intellectual property.

        We have entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor's patents, except for identified types of products. We believe that the scope of our license to Intel excludes our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel's rights to our patents could reduce the value of our patents to any third party who otherwise might be interested in acquiring rights to use our patents in such products. Finally, Intel could endorse competing products, including a competing digital interface, or develop its own proprietary digital interface. Any of these actions could substantially harm our business and results of operations.

We are and may continue to become the target of securities class action suits which could result in substantial costs and divert management attention and resources.

        Securities class action suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation. We believe that these claims are without merit and we intend to defend vigorously against them. However, these claims and any other that may be brought, even if meritless, could require us to incur expenses and could divert our management's attention and resources. In addition, any unfavorable outcome of this possible litigation could adversely impact our business, financial condition and results of operations.

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

        In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis's behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis's counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis's re-filed counterclaims with prejudice. In September 2002, we filed a motion for summary judgment, upon which the Court has yet to rule. In October 2002, both parties filed several more motions for summary judgment, upon which the Court has yet to rule. Several dispositive motions have subsequently been filed under seal and were heard by the Court in March 2003; the Court has yet to rule on these motions. Depending on the outcome of such motions, a trial date may be set, the case may be dismissed, or other orders may be entered. We intend to prosecute our position vigorously until this matter is resolved.

        There can be no assurance that we will prevail in this litigation. While this litigation is pending, Genesis can use the technology covered by these patents to develop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by this patent. Even if we do prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products. In addition, disputes may occur regarding whether any intellectual property licenses were granted and the scope of any such licenses, based on our interactions in various standards bodies, including the Digital Display Working Group and for HDMI. These disputes may result in additional costly and time-consuming litigation or the license of additional elements of our intellectual property for free.

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

        Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of who would be difficult to replace. The loss of one or more of these employees could harm our business. Although we have entered into a limited number of employment contracts with certain executive officers, we generally do not have employment contracts with our key employees. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location. This makes it difficult to retain our key personnel and to recruit highly-qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees.

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

        We use contractors to provide services to the company, which often involves contractual complexity, tax and employment law compliance, and being subject to audits and other governmental actions. We have been audited for our contracting policies in the past, and may be in the future. Burdening our ability to freely use contractors to provide services to the company may increase the expense of obtaining such services, and/or require us to discontinue using contractors and attempt to find, interview, and hire employees to provide similar services. Such potential employees may not be available in a reasonable time, or at all, or may not be hired without undue cost.

In the past, we implemented mandatory unpaid company-wide shutdowns as a cost reduction measure, but we may not continue to implement these programs.

        In the last two fiscal years, we have implemented mandatory company-wide shutdowns. Although these shutdown periods represent a cost savings to us, they may be perceived negatively by our customers, vendors and employees. We currently intend to implement a company-wide shutdown in the first quarter of 2003, and another during the second half of 2003. In addition, we may continue to implement company-wide shutdowns in future periods, which may negatively impact employee morale or the perception of our company by our customers and vendors. If we elect not to implement these shutdowns, our operating expenses will increase.

Our workforce reductions may seriously harm our business.

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

        Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the year ended December 31, 2002, customers and distributors located in Taiwan generated 34% of our revenue and customers and distributors located in Japan generated 12% of our revenue. For 2001, customers and distributors located in Taiwan generated 25% of our revenue and customers and distributors located in Japan generated 16% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

        Our business would be negatively affected if any of the following occurred:

  •
  an earthquake or other disaster in the San Francisco Bay Area or the Los Angeles area damaged our facilities or disrupted the supply of water or electricity to our headquarters or our Irvine facility;

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

Our implementation of a new ERP system may negatively affect our business.

        In order to respond to the growth we anticipate in our business, we have decided implement a new enterprise resource planning (ERP) system to replace the multiple, sometimes non-interoperable systems currently used in various aspects of our business. We have entered into commitments to purchase software licenses and services, many of which we expect to be expensed and introduced during future periods, particularly our second fiscal quarter of 2003. The ERP system will affect numerous operational and financial systems, reporting and processes. Even after introduction of the new system, it will need to be tested further. In the event that the ERP system is delayed, lacks necessary features, or has runtime errors, or we are unable to train our personnel to use the ERP system in an efficient and timely manner, our business could be adversely affected. Moreover, there can be no assurance that the ERP system will be able to support the anticipated growth of our business. Additionally, systems conversions can be disruptive to a company's business.

Changes in environmental rules and regulations could increase our costs and reduce our revenue.

        Several jurisdictions are considering whether to implement rules that would require that certain products, including semiconductors, be made lead-free. We anticipate that some jurisdictions may finalize and enact such requirements. Some jurisdictions are also considering whether to require abatement or disposal obligations for products made prior to the enactment of any such rules. Although several of our products are available to customers in a lead-free condition, most of our products are not lead-free. Any requirement that would prevent or burden the development, manufacture or sales of lead-containing semiconductors would likely reduce our revenue for such products and would require us to incur costs to develop substitute lead-free replacement products, which may take time and may not always be economically or technically feasible, and may require disposal of non-compliant inventory. In addition, any requirement to dispose or abate previously-sold products would require us to incur the costs of setting up and implementing such a program.

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

Continued terrorist attacks or war could lead to further economic instability and adversely affect our operations, results of operations and stock price.

        The United States has taken, and continues to take, military action against terrorism and has engaged in war with Iraq. In addition, the current nuclear arms crisis in North Korea could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEM's products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

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

Item 8. Financial Statements and Supplementary Data

        The Financial Statements and Supplemental Data required by this item are set forth at the pages indicated at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item, which will be set forth under the captions "Proposal No. 1 Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in Silicon Image's Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this Item, which will be set forth under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in Silicon Image's Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item regarding ownership of Silicon Image's securities, which will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Silicon Image's Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference. The information required by this Item regarding Silicon Image's equity compensation plans, which will be set forth under the caption "Equity Compensation Plans" in Silicon Image's Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item, which will be set forth under the caption "Certain Relationships and Related Transactions" in Silicon Image's Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14. Controls and Procedures

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

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all errors, control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as a part of this Form:

1.
Financial Statements:

    Consolidated Statements of Operations for the three years ended December 31, 2002
    Consolidated Balance Sheets at December 31, 2002 and December 31, 2001
    Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2002
    Consolidated Statements of Cash Flows for the three years ended December 31, 2002
    Notes to Consolidated Financial Statements
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

(b)
Reports on Form 8-K:

  On December 2, 2002 and December 3, 2002, we filed current reports on Form 8-K regarding planned stock sales by two of the Company's executives.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Product	$74,884	$51,966	$50,035
Development, licensing and royalties	6,655	—	—

Total revenue	81,539	51,966	50,035
Cost of revenue and operating expenses:
Cost of revenue(1)	38,110	25,063	18,798
Research and development(2)	32,809	25,473	12,811
Selling, general and administrative(3)	17,454	18,773	18,902
Stock compensation	11,107	12,390	13,616
Amortization of goodwill and intangible assets	3,482	14,124	4,356
In-process research and development	—	1,500	8,410
Impairment of goodwill and intangible assets	5,200	29,880	—
Restructuring	7,193	1,452	—
Patent defense and acquisition integration costs	7,034	1,841	—

Total cost of revenue and operating expenses	122,389	130,496	76,893

Loss from operations	(40,850)	(78,530)	(26,858)
Interest income	998	2,731	4,095
Interest expense and other, net	(240)	(309)	(112)

Net loss before provision for income taxes	(40,092)	(76,108)	(22,875)
Provision for income taxes	—	—	368

Net loss	$(40,092)	$(76,108)	$(23,243)

Net loss per share:
Basic and diluted	$(0.62)	$(1.32)	$(0.47)

Weighted average shares	64,283	57,790	49,720

(1)
Excludes non-cash stock compensation expense of $1.2 million, $279,000 and $593,000 for 2002, 2001 and 2000, respectively.

(2)
Excludes non-cash stock compensation expense of $7.4 million, $9.3 million and $10.2 million for 2002, 2001 and 2000, respectively.

(3)
Excludes non-cash stock compensation expense of $2.5 million, $2.8 million and $2.8 million for 2002, 2001 and 2000, respectively.

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$26,263	$18,946
Short-term investments	9,570	22,272
Accounts receivable, net of allowances for doubtful accounts of $519 in 2002 and $450 in 2001	11,589	7,475
Inventories	7,301	6,536
Prepaid expenses and other current assets	2,510	2,969

Total current assets	57,233	58,198
Property and equipment, net	6,653	8,694
Goodwill	13,021	15,642
Intangible assets, net	—	5,986
Other assets	709	1,642

Total assets	$77,616	$90,162

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$10,314	$5,165
Accrued liabilities	11,183	8,762
Capital lease and debt obligations, current	3,816	4,690
Deferred margin on sales to distributors	4,133	3,402

Total current liabilities	29,446	22,019
Capital lease and other obligations, long-term	—	819

Total liabilities	29,446	22,838

Commitments and contingencies (Notes 7 and 8)
Stockholders' Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 66,639,522—2002 and 63,515,742—2001	67	64
Additional paid-in capital	214,459	194,280
Notes receivable from stockholders	(109)	(167)
Unearned compensation	(6,403)	(7,101)
Accumulated deficit	(159,844)	(119,752)

Total stockholders' equity	48,170	67,324

Total liabilities and stockholders' equity	$77,616	$90,162

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Notes Receivable From Stockholders
			Additional Paid-in Capital		Unearned Compensation	Accumulated Deficit
	Shares	Amount					Total
Balance at December 31, 1999	51,486	$51	$85,390	$(1,455)	$(6,021)	$(20,401)	$57,564
Net issuances of common stock	710	1	998	—	—	—	999
Common stock issued for ESPP	194	—	1,013	—	—	—	1,013
Common stock issued for acquisitions (Note 2)	1,498	2	31,953	—	—	—	31,955
Common stock issued for warrant exercise	61	—	—	—	—	—	—
Repayments of notes receivable	—	—	—	1,293	—	—	1,293
Unearned compensation	—	—	13,086	—	(13,086)	—	—
Stock compensation expense	—	—	4,707	—	8,909	—	13,616
Net loss	—	—	—	—	—	(23,243)	(23,243)

Balance at December 31, 2000	53,949	54	137,147	(162)	(10,198)	(43,644)	83,197
Net issuances of common stock	845	2	569	—	—	—	571
Common stock issued for ESPP	342	—	1,491	—	—	—	1,491
Common stock issued for acquisitions (Note 2)	7,931	8	45,477	—	—	—	45,485
Common stock issued for warrant exercise	449	—	—	—	—	—	—
Expense on option acceleration	—	—	303	—	—	—	303
Interest on notes receivable	—	—	—	(5)	—	—	(5)
Unearned compensation	—	—	6,892	—	(6,892)	—	—
Stock compensation expense	—	—	2,401	—	9,989	—	12,390
Net loss	—	—	—	—	—	(76,108)	(76,108)

Balance at December 31, 2001	63,516	64	194,280	(167)	(7,101)	(119,752)	67,324
Net issuances of common stock	2,456	2	5,693	—	—	—	5,695
Common stock issued for ESPP	593	1	2,125	—	—	—	2,126
Common stock issued for acquisitions (Note 2)	75	—	—	—	—	—	—
Expense on option acceleration	—	—	1,952	—	—	—	1,952
Repayments of note receivable	—	—	—	70	—	—	70
Interest on notes receivable	—	—	—	(12)	—	—	(12)
Unearned compensation	—	—	(459)	—	459	—	—
Stock compensation expense	—	—	10,868	—	239	—	11,107
Net loss	—	—	—	—	—	(40,092)	(40,092)

Balance at December 31, 2002	66,640	$67	$214,459	$(109)	$(6,403)	$(159,844)	$48,170

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(40,092)	$(76,108)	$(23,243)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,731	2,805	1,068
Provision for doubtful accounts	69	160	189
Stock compensation expense	11,107	12,390	13,616
Amortization of goodwill and intangible assets	3,482	14,124	4,356
In-process research and development	—	1,500	8,410
Impairment of goodwill and intangible assets	5,200	29,880	—
Non-cash restructuring	3,965	353	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(4,183)	2,905	(2,539)
Inventories	(765)	2,290	(1,944)
Prepaid expenses and other assets	382	53	(95)
Accounts payable	5,149	(1,222)	699
Accrued liabilities	2,346	(1,893)	1,243
Deferred margin on sales to distributors	731	(1,387)	1,646

Cash provided by (used in) operating activities	(8,878)	(14,150)	3,406

Cash flows from investing activities:
Purchases of short-term investments	(2,815)	(12,963)	(27,387)
Proceeds from sales of short-term investments	15,517	30,347	14,921
Purchases of property and equipment	(3,703)	(1,789)	(2,161)
Acquisition costs, net of cash acquired	—	(2,983)	(959)

Cash provided by (used in) investing activities	8,999	12,612	(15,586)

Cash flows from financing activities:
Proceeds from issuances of common stock	7,821	2,062	2,012
Net repayments of stockholders' notes receivable	58	—	1,293
Borrowings	3,596	—	—
Repayments of debt	(5,289)	(2,111)	(509)
Security deposits on leasing arrangements	1,010	(2,691)	(1,040)

Cash provided by (used in) financing activities	7,196	(2,740)	1,756

Net increase (decrease) in cash and cash equivalents	7,317	(4,278)	(10,424)
Cash and cash equivalents—beginning of period	18,946	23,224	33,648

Cash and cash equivalents—end of period	$26,263	$18,946	$23,224

Supplemental cash flow information:
Acquisitions of property and equipment under capital lease arrangements	$—	$—	$1,290

Cash payments for interest	$208	$282	$89

Cash payments (refunds) for income taxes	$—	$(225)	$225

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

        We design, develop and market semiconductors, including transmitters, receivers, monitor controllers, video processors and storage ICs, for applications that require high-bandwidth, cost-effective solutions for high-speed digital data communications.

        The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general global economic conditions, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, we may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

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

Revenue recognition

        For products sold directly to end-users, or to distributors that do not receive price concessions and do not have rights of return, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns and allowances are estimated based primarily on historical experience and are provided at the time of shipment.

        For sales to distributors with agreements allowing for price concessions and product returns, we recognize revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of distributor sell-through to end customers is based on point of sales reports received from our distributors. Due to the timing of receipt of these reports, we recognize distributor sell-through using information that lags quarter end by one month. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is earned when the distributor sells the product to an end-user, at which time our sales price to the distributor becomes fixed. Pursuant to our distributor agreements, older or end-of-life products are sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer if we believe collection is reasonable assured.

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

        License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery, and we may enter into agreements requiring customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables. Development revenue is recognized when project milestones have been completed and acknowledged by the other party to the development agreement, and collection is reasonably assured.

Allowance for Doubtful Accounts

        We review collectibility of accounts receivable on an ongoing basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have been minimal. At December 31, 2002, we had $12.1 million of gross accounts receivable and an allowance for doubtful accounts of $519,000.

Inventories and Related Reserves

        We record inventories at the lower of standard cost, determined on a first-in first-out basis, or market. Standard cost approximates actual cost. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products, and allocable indirect costs. We review differences between standard and actual costs, and, based on the nature of the difference, determine whether to record the amount on our balance sheet or in our statement of operations. Standard costs are evaluated at least twice each year.

        Reserves are provided for excess and obsolete inventory, and are estimated based on a comparison of the quantity and cost of inventory on hand to management's forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are fully reserved and the related charge is recorded as a cost of revenue. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100. At December 31, 2002 and 2001, we had gross inventories of $13.1 million and $10.7 million, respectively, and reserves for excess and obsolete inventory of $5.8 million and $4.2 million, respectively.

Long-lived assets

        Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

        For certain long-lived assets, primarily fixed assets and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. Additionally, pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically assess whether long-lived assets have been impaired. We deem an asset to be impaired if its estimated fair value is less than the cost at which it is recorded on our balance sheet. Our estimate of fair value is based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

        We assign the following useful lives to our fixed assets—three years for computers and software, three to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years.

Goodwill and intangible assets

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flow method. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed at least annually for impairment. We completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and other intangible assets were not impaired at January 1, 2002. (See Note 3 for discussion of second quarter 2002 goodwill and impairment expenses.) We identified $1.8 million of net identifiable intangible assets (acquired workforce) to be reclassified to goodwill pursuant to the new definition of intangible assets. Acquired technology, patents and other intangible assets continued to be amortized over their estimated useful lives of 18 to 42 months using the straight-line method. No changes were made to the useful lives of amortizable intangible assets in connection with the adoption of SFAS No. 142.

Components of intangible assets, including the reclassification of intangible assets as of January 1, 2002, were as follows (in thousands):

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired technology	$10,726	$(10,726)	$11,475	$(7,724)
Patents and other	2,599	(2,599)	4,429	(2,194)
Goodwill	—	—	13,341	(8,562)

	$13,325	$(13,325)	$29,245	$(18,480)

Intangible assets not subject to amortization:
Goodwill	$13,021	$—	$10,863	$—

        The changes in the carrying value of goodwill for year ended December 31, 2002 are as follows (in thousands):

Balance as of December 31, 2001:
Goodwill subject to amortization	$13,341
Accumulated amortization	(8,562)
Goodwill not subject to amortization	10,863

Net goodwill as of December 31, 2001	15,642
Reclassification of acquired workforce upon adoption of SFAS 142 on January 1, 2002	1,770
Fiscal year 2002 impairment (Note 3)	(4,391)

Balance as of December 31, 2002	$13,021

        Amortization of goodwill and intangible assets was $3.5 million, $14.1 million and $4.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our net loss, excluding goodwill amortization expense, for the years ended December 31, 2001 and 2000 would have been as follows had we adopted SFAS No. 142 on January 1, 2000 (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2000
Net loss-as reported	$(76,108)	$(23,243)
SFAS 142 amortization adjustment	6,995	2,247

Net loss-adjusted	$(69,113)	$(20,996)

Basic and diluted net loss per share-as reported	$(1.32)	$(0.47)
Impact of SFAS 142 amortization adjustment	0.12	0.05

Basic and diluted net loss per share-adjusted	$(1.20)	$(0.42)

Income taxes

        We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At December 31, 2002, we had a net operating loss carryforward for federal income tax purposes of approximately $63.0 million, against which a full valuation allowance has been provided.

Accrued liabilities

        Certain of our accrued liabilities are based largely on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, a component of our restructuring reserve related to a loss we expect to incur for excess leased facility space is based on numerous assumptions and estimates, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. Actual amounts could differ materially from these estimates.

Warranty Accrual

        At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience.

Year Ended December 31, 2002
(in thousands)
Balance at January 1, 2002	$473
Provision for warranties issued during the period	71
Accruals related to pre-existing warranties	(186)
Cash and other settlements made during the period	(135)

Balance at December 31, 2002	$223

Stock-based compensation

        We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123)." Expense associated with stock-based compensation is amortized over the vesting period of the individual award using an accelerated method, as described in Financial Accounting Standards Board Interpretation No. 28.

        We are required to determine the fair value of stock option grants to non-employees, and to record the amount as an expense over the period during which services are provided to us. Management calculates the fair value of these stock option grants using the Black-Scholes model, which requires us to estimate the life of the stock option, the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience.

Pro forma Net Loss

        Had we recorded compensation cost for our options based on the grant-date fair value as prescribed by SFAS 123 and SFAS 148, our net loss would have been as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net loss-as reported	$(40,092)	$(76,108)	$(23,243)
Stock-based employee compensation expense determined using fair value method	(24,766)	(29,944)	(19,502)
Stock-based employee compensation cost included in the determination of net loss as reported	8,803	10,068	8,923

Pro forma net loss	$(56,055)	$(95,984)	$(33,822)

Basic and diluted net loss per share—pro forma	$(0.87)	$(1.66)	$(0.68)
Basic and diluted net loss per share—as reported	$(0.62)	$(1.32)	$(0.47)

Cash equivalents and short-term investments

        We consider all highly-liquid investments maturing within three months from the date of purchase to be cash equivalents. All of our short-term investments are categorized as available-for-sale at the balance sheet dates, and have been presented at fair value, which approximates amortized cost. When material, any temporary difference between the cost and fair value of an investment would be presented as a separate component of stockholder's equity. At December 31, 2002, the average remaining contractual maturity of all short-term investments was approximately three months.

        Cash equivalents and short-term investments, by security type, were as follows (in thousands):

	December 31,
	2002	2001
Cash and Cash Equivalents:
Cash	$2,100	$594
Commercial paper	8,763	9,637
Market auction preferred securities	11,350	6,900
Money market funds	4,050	1,815

	$26,263	$18,946

Short-term investments:
Corporate notes and bonds	$9,570	$13,157
US government agencies	—	6,022
Bank certificates of deposit	—	3,093

	$9,570	$22,272

Concentration of credit risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We may invest in a variety of financial instruments and, by policy, we limit the amount of credit exposure through diversification and by investing only in instruments of high-grade government or commercial issuers. We perform on-going credit evaluations of our customers' financial condition and may require collateral, such as letters of credit, to secure accounts receivable if deemed necessary. We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectibility.

Advertising and Research and Development

        Advertising and research and development costs are expensed as incurred.

Comprehensive income (loss)

        Comprehensive income (loss) approximated reported net loss for all periods presented.

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

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(40,092)	$(76,108)	$(23,243)
Denominator:
Weighted average shares	64,758	59,322	52,599
Less: unvested common shares subject to repurchase	(475)	(1,532)	(2,879)

	64,283	57,790	49,720

Net loss per share:
Basic and diluted net loss per share	$(0.62)	$(1.32)	$(0.47)

        As a result of our net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes weighted average securities outstanding that were anti-dilutive and excluded from our calculation of diluted net loss per share (in thousands):

	December 31,
	2002	2001	2000
Unvested common shares subject to repurchase	475	1,532	2,879
Stock options	20,028	14,712	7,102
Common stock warrants	—	180	582

	20,503	16,424	10,563

        Had we been profitable for the year ended December 31, 2002, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

Unvested common shares subject to repurchase	414
Stock options	8,567

Recent accounting pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, costs related to terminating a contract that is not a capital lease and termination benefits provided under a one-time benefit arrangement to involuntarily terminated employees. SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when a liability is incurred, and that fair value be used for the initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45 (Interpretation 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. Interpretation 45 clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of Interpretation 45 to have a significant effect on its results of operations or financial condition. The required warranty disclosure is included above under "Warranty accrual."

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

NOTE 2—BUSINESS COMBINATIONS

CMD Technology ("CMD")

        On June 7, 2001, we issued approximately 6.4 million shares, including 1.4 million that are held in escrow, of our common stock in exchange for all outstanding shares of CMD, a provider of storage subsystems and semiconductors. The total purchase price for this acquisition was $45.1 million, consisting of common stock with a fair value of $30.6 million, 3.7 million stock options with a fair value of $13.6 million, and transaction costs, consisting of investment advisory, legal and other professional service fees, of $865,000. Common stock was valued at $4.94 per share using our average closing stock price for the four-day period ended June 7, 2001, and has been reduced for known contingencies pursuant to an Escrow Agreement. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 2.75 years, a weighted average risk-free rate of 5.0%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $4.94 per share. The intrinsic value of the unvested options, totaling approximately $6.3 million, was recorded as unearned compensation.

        A certain number of shares were being held in escrow as our security for indemnification obligations of CMD's shareholders (refer to Note 12—Subsequent Events).

        The allocation of the aggregate purchase price was based on management's analysis and estimates of the fair values of tangible assets, intangible assets and in-process research and development, which was expensed during the quarter ended September 30, 2001. Intangible assets recorded in connection with this acquisition will be amortized to expense ratably over the estimated useful lives referenced below. However, effective January 1, 2002, when we adopted SFAS No. 142, goodwill acquired was no longer amortized to expense. The purchase price allocation and related amortization periods are summarized below (in thousands):

Net assets acquired	$4,155
Acquired technology	10,178	18-42 months
Unearned compensation	6,314	30 months
Assembled workforce	2,340	24 months
Customer agreement	1,939	24 months
In-process research and development expense	1,500
Trade name	435	42 months
Goodwill	18,270	42 months

	$45,131

        Refer to Note 3 for discussion of impairment of certain intangible assets during 2002. As of December 31, 2002, all amortizing intangible assets recorded in connection with the CMD acquisition have been fully amortized and $1.9 million of goodwill associated with the acquisition is carried on our balance sheet.

        CMD's in-process research and development was valued at the discounted expected future cash flows attributable to the in-process technology. To arrive at this amount, the estimated future cash flows derived from the technology was multiplied by the percentage of completion of the in-process technology, and was then discounted using a rate of 25%, which Silicon Image believes is appropriate based on the risk associated with technology that is not commercially feasible. Future cash flow is estimated taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing development of the technology. The percentage of completion for each in-process project is the ratio of elapsed time invested in the project to the total expected time required to complete the project to technical and commercial feasibility.

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

        Upon closing, we refinanced $3.1 million of CMD's outstanding bank debt. The loan matured in April 2002 and was subsequently refinanced (see Note 7).

NOTE 2—BUSINESS COMBINATIONS (Continued)

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

Silicon Communication Lab, Inc. ("SCL")

        On July 6, 2001, we completed our acquisition of SCL, a provider of mixed-signal and high-speed circuit designs, including analog-to-digital converters, for the purpose of enhancing our engineering design team. In connection with this transaction, we acquired all outstanding shares of SCL in exchange for approximately 1.3 million shares of our common stock and $2.3 million in cash. The acquisition has been accounted for using the purchase method of accounting. The total purchase price for this acquisition was $12.2 million, consisting of $2.3 million of cash, common stock with a fair value of $5.6 million, stock options to purchase 1.0 million common shares with a fair value of $4.1 million, and transaction costs, consisting of legal and other professional service fees, of $150,000. Common stock was valued at $4.30 per share using our average closing stock price for the five-day period ending June 29, 2001. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 3-3.5 years, a weighted average risk-free interest rate of 5.0%, an expected dividend yield of zero percent, a volatility of 90% resulting in a deemed fair value of $4.30 per share. The intrinsic value of the unvested options, totaling approximately $2.1 million, has been recorded as unearned compensation and is being amortized to expense over the vesting periods.

        Escrow shares and cash were held as our security for indemnification obligations of SCL's shareholders. No claims were submitted by us, and in July 2002, the escrow shares and cash were released to the SCL shareholders.

        The allocation of the aggregate purchase price was based on management's analysis and estimates of the fair values of tangible and intangible assets. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No. 142. As of December 31, 2002, our balance sheet includes $10.9 million of goodwill from the SCL acquisition. Unearned compensation will be amortized to expense over a period of 24 months using an accelerated method, and acquired technology will be amortized to expense ratably over 24 months. The purchase price allocation is summarized below (in thousands):

Net liabilities acquired	$(977)
Unearned compensation	2,102
Acquired technology	162
Goodwill	10,863

$12,150

        The fair values of SCL's net liabilities as of the acquisition date were (in thousands):

Cash	$226
Accounts receivable	12
Fixed assets	43
Other assets	18
Accounts payable	(120)
Accrued liabilities	(656)
Short term debt	(500)

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

        We did not expect to continue development of products that SCL was developing as of the acquisition date, or to incorporate SCL's existing technology into our future products. Accordingly, no value was assigned to in-process research and development.

        SCL's results of operations prior to the acquisition date were not material in relation to those of Silicon Image for any of the periods presented herein.

DVDO, Inc. ("DVDO")

        On July 6, 2000, we issued approximately 1,288,000 shares, of which approximately 110,000 shares were originally held in escrow, of our common stock in exchange for all outstanding shares of DVDO, a privately-held provider of digital video processing systems for the consumer electronics industry. The total purchase price for this acquisition was $37.8 million, consisting of stock with a fair value of $35.8 million, stock options with a fair value of $1 million, and transaction costs of $1 million. The acquisition has been accounted for using the purchase method of accounting.

        Escrow shares were held as our security for indemnification obligations of DVDO's shareholders. No claims were submitted by us, and in July 2002, the escrow shares were released to the DVDO shareholders.

        In addition to the shares issued in exchange for the outstanding shares of DVDO, we issued 166,000 shares of restricted stock to key employees of DVDO. The value of the restricted stock was recorded as unearned compensation, which is being amortized over the period during which the restrictions lapse. Restricted stock was subject to our repurchase at the original purchase price in the event of termination of employment. Our right to repurchase expires over a 33-month period. During 2001, we repurchased and subsequently canceled approximately 106,000 shares of restricted stock upon the departure of DVDO employees, and reduced the balance of our unearned compensation accordingly. The remaining 60,000 shares had vested during the year. As of December 31, 2002, there were no restricted shares outstanding pursuant to the DVDO acquisition.

        The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation was as follows (in thousands):

Inventory	$355
Other current assets	270
Fixed assets	179
Intangible assets	25,709
Current liabilities	(1,996)
Unearned compensation	4,897
In-process research and development expense	8,410

$37,824

        Refer to Note 3 for discussion of impairment of certain intangible assets during 2001 and 2002.

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

Zillion Technologies, LLC ("Zillion")

        During the quarter ended June 30, 2000, we completed our acquisition of Zillion, a privately-held developer of high-speed transmission technology for data storage applications. In exchange for all membership interests in Zillion, we agreed to issue 300,000 shares of our common stock ratably over a four-year period. The vesting of these shares is based on continuing employment of these members. The total value of the shares to be issued was $5.5 million, which is being expensed over the issuance period using an accelerated method. A total of $2.3 million was expensed in 2000. Net assets acquired, and the related acquisition costs, were immaterial. In the fourth quarter of 2001, an additional 120,544 shares were issued to the Zillion stockholders based upon a contractual below-market guarantee. No additional shares will be issued in connection with the below-market guarantee.

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

        In connection with this program, we reduced our workforce in the fourth quarter of 2001 by approximately 60 people, or 20%. This workforce reduction was the initial step in eliminating duplicate positions that resulted from our acquisitions, and also represented the elimination of other positions based on our new product and technology focus. Positions were eliminated from all functional areas—operations, R&D and SG&A. Because of this workforce reduction, we recorded a restructuring expense of $1.5 million in the fourth quarter of 2001, consisting of cash severance-related costs of $599,000, non-cash severance-related costs of $303,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000 and fixed asset write-downs of $50,000. In addition, we reversed $286,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations.

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

        In April 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. In connection with this decision, we implemented a third workforce reduction, eliminating 14 positions, or 5% of our workforce, and recorded a restructuring expense of $3.5 million, consisting of cash severance-related costs of $450,000, non-cash severance-related costs of $1.6 million representing the intrinsic value of modified stock options and fixed asset write-downs of $1.5 million. We also reversed $302,000 of unearned compensation, a component of stockholders' equity, for unvested stock options that were cancelled in connection with employee terminations.

        In connection with our decision to stop selling board products and to transition to a licensing model, we assessed recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144. During the quarter ended June 30, 2002, an impairment expense of $749,000 was recognized for acquired technology and $60,000 was recognized for patent and other intangible assets, based upon our projection of significantly reduced future cash flows. Additionally, we reduced our estimate of the useful lives of the remaining intangible assets subject to amortization such that these assets were fully amortized by the end of 2002. We also tested the carrying value of goodwill for impairment in accordance with SFAS No. 142 and used the services of a third party to assist with the analysis. As a result of our impairment test, a goodwill impairment expense of $4.4 million was recognized during the second quarter of 2002. To determine the amount of the impairment, we estimated the fair value of our storage systems business (based primarily on expected future cash flows), reduced the amount by the fair value of identifiable tangible and intangible assets other than goodwill (also based primarily on expected future cash flows), and then compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized.

        In December 2002, we revised our estimate of the loss we expect to incur on subleased facilities and recorded a restructuring expense of $1.5 million. Real estate market conditions deteriorated in the fourth quarter of 2002, causing us to reassess the length of time it will take to find tenants and the fair value lease rate of our available space. As of December 31, 2002, our expected loss on subleased facilities is based on estimated sublease income of $1.6 million over the remaining lease terms. To the extent we are unable to generate $1.6 million of sublease income, our future results of operations and financial condition will be negatively affected.

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

        We expect severance and benefits payments to be completed by the second quarter of 2003. Lease payments will be made in the form of cash through the end of the related lease terms of July 2003 and November 2005. The following table presents restructuring activity for 2001 and 2002 (in thousands).

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash	(303)	(115)	—	(418)

December 31, 2001 Balance	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash	(1,952)	—	(2,063)	(4,015)

December 31, 2002 Balance	$138	$2,598	$—	$2,736

NOTE 4—RELATED PARTY TRANSACTIONS

        In 1999, we issued 1,485,000 shares of Common Stock to several of our officers in exchange for notes receivable totaling $1,385,000. The notes outstanding at December 31, 2002 bear interest at rates ranging from 5.30% to 5.98% per annum, and are due in June and September 2004. Principal and interest payments totaling $70,000 and $1,293,000 were received in 2002 and 2000, respectively. The outstanding principal and interest under these notes at December 31, 2002 was $109,000, all of which is owed by a single officer and all of which has been repaid subsequent to December 31, 2002.

NOTE 5—BALANCE SHEET COMPONENTS

	December 31,
	2002	2001
	(in thousands)
Inventories:
Raw materials	$1,376	$1,911
Work in process	2,487	1,337
Finished goods	3,438	3,288

	$7,301	$6,536

Property and equipment:
Computers and software	$7,495	$8,041
Equipment	4,551	4,582
Furniture and fixtures	1,208	1,262

	13,254	13,885
Less: accumulated depreciation	(6,601)	(5,191)

	$6,653	$8,694

Accrued liabilities:
Accrued payroll and related expenses	$2,502	$3,053
Restructuring accrual (see Note 3)	2,736	843
Accrued legal fees	1,865	527
Warranty accrual	223	473
Other accrued liabilities	3,857	3,866

	$11,183	$8,762

NOTE 6—INCOME TAXES

        Our provision for income taxes for 2000 was $368,000 and consisted of approximately $328,000 for Federal taxes and $40,000 for State taxes. No provision for income taxes was recorded for the years ended December 31, 2002 and 2001 since we generated both book and tax losses. Our effective tax rate differs from the federal statutory tax rate due to the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Tax benefit at federal statutory rate	$(14,032)	$(26,638)	$(7,778)
Nondeductible expenses	6,926	20,263	8,970
Tax losses not benefited	7,106	6,375	(506)
Tax credits and other	—	—	(318)

Tax provision	$—	$—	$368

        Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$22,302	$11,856
Deferred revenue	1,998	1,683
Tax credits	4,336	2,234
Inventory valuation	3,824	2,822
Other items not currently deductible	2,039	1,332

	34,499	19,927
Less: valuation allowance	(34,499)	(19,927)

	$—	$—

        Tax benefits from employee stock transactions of $6.0 million, $243,000 and $4.5 million were generated in 2002, 2001 and 2000, respectively. If realized, such benefits will be recorded as a reduction of income taxes payable, with a corresponding increase to stockholders' equity. Therefore, these benefits will not have the effect of reducing any future income tax provision.

        Management believes that available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets, and therefore we have recorded a full valuation allowance to reduce the carrying value of such assets to zero. Objective evidence includes our history of losses, the highly-competitive industry in which we operate and the uncertainty regarding continued market acceptance of our products. We will continue to assess the realizability of deferred tax assets based on actual and forecasted operating results.

        At December 31, 2002, we had a net operating loss carryforward for federal income tax purposes of approximately $63.0 million that expires through 2022. In the event of a cumulative ownership change of greater than 50%, the availability of net operating losses to offset future taxable income may be limited.

NOTE 7—DEBT, LEASE AND OTHER OBLIGATIONS

        In October 2002, we entered into a new debt facility that includes a revolving line of credit of up to $7.5 million, a term loan of $3.6 million, and equipment advances of $1.0 million. Borrowings under the revolving line are limited to the lesser of $7.5 million or our borrowing base of 80% of eligible accounts receivable. The revolving line has a maturity date of September 26, 2003. There were no borrowings outstanding under this line at December 31, 2002. The $3.6 million term loan refinanced $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt, and requires monthly payments through its maturity of October 1, 2004. Equipment advances are available until March 31, 2003. All borrowings under this credit facility are at prime (4.25% at December 31, 2002) plus 0.25% and the facility is secured by substantially all of our assets, excluding intellectual property. This facility contains certain quarterly and annual financial covenants with which we must comply. We were not in compliance with one of the quarterly covenants at December 31, 2002; however, we were granted a waiver from the lending institution and are not in default of the loan agreement. However, non-compliance with these financial covenants in the future could result in all amounts outstanding becoming due and payable immediately. All amounts outstanding under the credit agreement, including $1.5 million due subsequent to December 31, 2003, have been classified as current liabilities.

        In October 2002, we financed a $351,000 insurance premium at an interest rate of 5.75%. Monthly payments of $40,000 are due through June 2003.

        Additionally, we plan to implement a new ERP system in the second quarter of 2003, and have entered into a contract for implementation consulting services requiring cash payments of approximately $500,000 during 2003.

        We lease certain software and equipment under lease agreements accounted for as capital leases. These leases mature in 2003, require monthly payments of $26,000 and bear interest at rates ranging from 7.5% to 9.1%. Many of these leases include end of lease bargain purchase options that we intend to exercise. Our obligations under these leasing arrangements are secured by the leased equipment.

        In October 1999, we entered into a noncancelable operating lease through July 2003 for our principal operating facility. This lease requires average monthly rental payments of approximately $133,000 and is secured by a certificate of deposit in the amount of $283,000, which is included in prepaid expenses and other current assets on our balance sheet. This security requirement will be reduced to zero in July 2003. In December 2002, we entered into a noncancelable operating lease renewal for our principal operating facility, including an additional 30,000 square feet of space in an adjacent building, that commences in August 2003 and expires in July 2010. The lease requires initial average monthly rental payments of $76,000 and provides for 3% annual rent increases thereafter. This lease will also require a security deposit of $152,000.

        In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. A portion of this facility has been subleased through July 2003, generating monthly sublease income of approximately $35,000 to offset our payment obligations. Additionally, in connection with our acquisition of SCL in July 2001, we acquired the lease of a facility in Milpitas, California with average monthly rental payments of approximately $18,000 per month. We do not occupy the Milpitas facility and are attempting to sublease the space.

        Rent expense, net of sublease income, totaled $2,529,000, $2,419,000 and $1,549,000 in 2002, 2001 and 2000, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities. Future minimum payments for our operating leases, debt and capital leases outstanding at December 31, 2002 are as follows (in thousands):

Year Ending December 31,	Debt	Capital Leases	Operating Leases
2003	$2,269	$47	$3,049
2004	1,500	—	2,328
2005	—	—	2,166
2006	—	—	998
2007	—	—	1,009
Thereafter	—	—	2,746

Total minimum payments	$3,769	$47	$12,296

NOTE 8—STOCKHOLDERS' EQUITY

Stock split

        On July 12, 2000, our Board of Directors approved a two-for-one stock split of Silicon Image common stock, effective August 18, 2000 for stockholders of record as of July 28, 2000. All prior period common stock and per share amounts have been restated to reflect this stock split.

Common stock

        In 1999, we sold 2,444,000 shares of common stock to founders, certain executives, two non-employees (as defined by FIN 44) and an employee for a total of $1,405,000. We have the right to repurchase all or any portion of the unvested shares of restricted stock at the original purchase price, which right lapses over a four-year period. At December 31, 2002, 2001 and 2000, 143,000, 585,000 and 1,062,000 shares of restricted common stock, respectively, were subject to our repurchase option.

Stock warrants

        In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. This warrant was immediately exercisable. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone. This warrant became exercisable during the quarter ended March 31, 1999 when the milestone was achieved. Both of these warrants were exercised in May 2001. We recorded expense of $595,000 in 1999 associated with these warrants. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we will grant Intel another warrant to purchase 285,714 shares of our common stock at $0.18 per share. Upon achievement of the milestone, we will record an expense equal to the fair value of the warrant at the time of issuance. The estimated fair value of the warrant at December 31, 2002 was $1.7 million.

        In February 1999, we granted a leasing company a warrant to purchase up to 64,284 shares of our common stock at $1.75 per share. This warrant was immediately exercisable and was exercised in

March 2000. We did not record an expense for this warrant since the estimated fair market value of the warrant on the date of grant was immaterial.

1999 Equity Incentive Plan (the "1999 Plan")

        In September 1995, the Board of Directors adopted the 1995 Equity Incentive Plan (the "1995 Plan), which provides for the granting of incentive stock options ("ISOs") and non-qualified stock options ("NSOs") to employees, directors and consultants. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of our common stock on the date of grant for ISOs and NSOs, respectively. In September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. We have the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such rights expire as the options vest.

        In October 1999, the 1999 Plan became the successor to the 1995 Plan and was changed to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan will be increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the immediately preceding December 31.

        In June and July 2001, in connection with the CMD and SCL acquisitions, we assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. The terms of these Plans are very similar to those of the 1999 Plan. Our assumption of the CMD and SCL Plans and the outstanding options did not require the approval of, and was not approved by, our stockholders.

        Options granted under all Plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years. Some options provide for accelerated vesting if certain identified milestones are achieved.

Non-plan options

        There were no non-plan options granted in 2002. In 2001 and 2000, our Board of Directors granted non-plan options to purchase 1.6 million and 500,000 shares, respectively, of our common stock to three executives and an employee. In 2001, 350,000 of the options granted in 2000 were repriced in connection with our stock option exchange program and are included in both the 2001 and 2000 option grants described above. The repriced options are expensed in accordance with APB 25/FIN 44. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years, except that the repriced options were priced above our stock's fair market value on the date of the repricing and expire in six years. The 500,000 shares granted in 2001 may be exercised prior to vesting. Our non-plan option grants did not require the approval of, and were not approved by, our stockholders.

Option Data

        The following table summarizes information with respect to our stock option Plans, including options granted outside of the Plans (in thousands except per share data):

	Options Available for Future Issuance			Number of Option Shares Outstanding
		Non-Stockholder Approved Plans From Acquisitions			Non-Stockholder Approved
				Stockholder Approved Plan			Weighted Average Exercise Price per Share
	1995 and 1999 Plans	CMD Plan	SCL Plan		Plans From Acquisitions	Non-Plan*
At December 31, 1999	1,678	—	—	5,268	—	258	$5.59
Authorized	2,584	—	—	—	—	—	—
Granted	(6,631)	—	—	6,631	—	500	15.42
Assumed	—	—	—	—	52	—	9.09
Canceled	3,143	—	—	(3,160)	(35)	—	24.37
Exercised	—	—	—	(710)	—	—	0.99

At December 31, 2000	774	—	—	8,029	17	758	7.09
Authorized	2,697	6,238	1,971	—	—	—	—
Assumed	—	(3,723)	(956)	—	4,679	—	1.88
Granted	(5,865)	(2,602)	(1,002)	5,865	3,604	1,600	2.88
Canceled	2,457	303	92	(2,457)	(395)	(350)	10.09
Exercised	—	—	—	(476)	(364)	(5)	0.50

At December 31, 2001	63	216	105	10,961	7,541	2,003	3.56
Authorized	3,176	—	—	—	—	—
Granted	(3,053)	(580)	(101)	3,053	681	—	5.15
Canceled	1,000	632	73	(1,032)	(710)	(27)	2.26
Exercised	—	—	—	(898)	(1,599)	(72)	4.33

At December 31, 2002	1,186	268	77	12,084	5,913	1,904	$3.96

*
primarily used as inducements for new officers

        At December 31, 2002, 7,839,000 options were vested and 155,000 unvested shares had been exercised and remain subject to our repurchase rights. Of the options outstanding at December 31, 2002, and in the absence of acceleration of vesting or cancellations, approximately 3,991,000 shares will vest in 2003, 3,400,000 in 2004, 2,914,000 in 2005, 1,301,000 in 2006 and 456,000 in 2007 and thereafter.

        Information with respect to options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$0.06 - $1.00	1,061	$0.34	6.18	1,021	$0.33
$1.14 - $1.14	3,499	1.14	8.83	474	1.14
$1.37 - $2.88	3,168	2.26	7.10	2,225	2.22
$2.97 - $3.44	2,487	3.33	8.06	1,297	3.34
$3.50 - $4.44	2,738	4.20	9.42	193	3.78
$4.45 - $5.52	950	5.24	8.01	341	5.26
$5.63 - $5.63	4,139	5.63	4.19	2,018	5.63
$5.84 - $26.50	1,859	10.34	8.01	640	14.61

	19,901	$3.96	7.32	8,209	$4.06

        The weighted average grant-date fair value of options granted was $3.72, $1.89 and $11.15 per option during 2002, 2001 and 2000, respectively. The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	3.5%	3.5%	5.8%
Dividend yield	—	—	—
Volatility	90%	90%	90%

Stock Option Exchange (Repricing)

        On December 22, 2000, we implemented an option exchange program to allow employees and certain consultants to exchange approximately 3,000,000 stock options with a weighted average exercise price of $25.39 for new options with an exercise price of $5.63 (the fair market value on that date). On April 4, 2001, this program was extended to executives at the December 22, 2000 price (which was greater than the fair market value of our stock on April 4, 2001). Under this program, new options vest over a four-year period and expire in six years. Compensation expense associated with the option exchange program will be recorded until the options are exercised or expire and the expense or benefit for the increase or decrease, respectively, in the fair market value of our common stock in excess of the option's exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options.

Employee Stock Purchase Plan

        In October 1999, we adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. In 2002, 2001 and 2000, 593,000, 342,000 and 194,000 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $3.59, $4.36 and $5.22 per share, respectively. A total of 1,062,000 shares were reserved for future issuance at December 31, 2002. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.

        The weighted average, grant-date fair value of stock purchase rights granted in 2002 and 2001 was $2.64 and $2.39 per share. The grant date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected life (years)	1.49	1.49	1.35
Risk-free interest rate	1.7%	1.8%	5.5%
Dividend yield	—	—	—
Volatility	90%	90%	90%

Stock compensation expense

        The following table summarizes the components of our stock compensation expense for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31,
	2002	2001	2000
Options granted to employees	$1,943	$2,643	$4,394
Options granted to non-employees	2,304	2,322	4,693
Option repricings	2,935	—	—
Options assumed in connection with acquisitions	3,925	7,425	4,529

	$11,107	$12,390	$13,616

        Unearned stock compensation is amortized to expense over the vesting period using an accelerated method, and may decrease if employees terminate service prior to vesting.

Option Grants to Non-employees

        During 2002, 2001 and 2000, we granted non-employees options to purchase 305,000, 757,000 and 703,000 shares of our stock at weighted average exercise prices of $4.35, $4.15 and $17.37 per share, respectively in return for engineering, administration and consultancy services.. In 2001, 300,000 of the options granted in 2000 were repriced in connection with our stock option exchange program and are included in the 2001 option grants above. The expense associated with these option grants is determined using the Black-Scholes model, and is recognized over the term of the consulting agreement or service period.

NOTE 9—BENEFIT PLANS

        Effective January 1, 1995, we adopted a 401(k) Savings Plan that allows all employees age 21 or older to make salary deferral contributions ranging from 1% to 20% of their eligible earnings. We were permitted to make discretionary contributions to the 401(k) Savings Plan upon approval by the Board of Directors; however, we made no contributions to the Plan.

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

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

        We operate in a single industry segment (as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information") encompassing the design, development and sale of solutions for applications that require high-bandwidth cost-effective solutions for high-speed data communications.

        Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Taiwan	$27,540	$12,816	$16,662
Japan	9,585	8,252	12,709
United States	22,992	10,831	10,657
Hong Kong	8,853	3,485	4,503
Korea	6,386	8,450	1,801
Canada	499	1,261	751
Other	5,684	6,871	2,952

	$81,539	$51,966	$50,035

        Revenue by product line was as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
PC	$47,405	$36,535	$48,092
Consumer Electronics	8,993	4,082	1,943
Storage IC	12,291	2,489	—
Storage Systems	6,195	8,860	—
Development, licensing and royalties	6,655	—	—

	$81,539	$51,966	$50,035

        For all periods presented, substantially all of our long-lived assets were located within the United States.

        In 2002, two customers generated 15% and 11% of total revenue, and at December 31, 2002, two customers represented 13% and 10% of gross accounts receivable. In 2001, three customers generated 12%, 12%, and 11% of total revenue and at December 31, 2001, three customers represented 17%, 16% and 12% of gross accounts receivable. In 2000, two customers generated 18% and 16% of total revenue.

NOTE 11—LEGAL PROCEEDINGS

        On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint for the Federal Suit as of February 28, 2002. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis' counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis' counterclaims without leave to amend. In September 2002, we filed a motion for summary judgment, upon which the Court has yet to rule. In October 2002, both parties filed several more motions for summary judgment, upon which the Court has yet to rule. Several dispositive motions have subsequently been filed under seal and were heard by the Court; the Court has yet to rule on these motions. Depending on the outcome of such motions, a trial date may be set, the case may be dismissed, or other orders may be entered. Management intends to prosecute our position vigorously until this matter is resolved. To date, we have spent approximately $8.3 million on this matter and expect to continue to incur significant costs through at least the first half of 2003.

        Silicon Image, certain officers and directors, and Silicon Image's underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all Defendants were part of a scheme to manipulate the price of Silicon Image's stock in the aftermarket following Silicon Image's initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of the Company and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for now. In February 2003, the Court denied underwriters' motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. At this time, Silicon Image cannot predict the outcome of this lawsuit; however, Silicon Image intends to defend itself vigorously.

        On August 7, 2002, we filed a demand for arbitration with the American Arbitration Association, file #74 Y 117 01399 02 GAP, against the principal shareholders of CMD Technology (CMD) relating to shares held in escrow in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the Silicon Image common stock issued to the principal shareholders of CMD was held in two separate escrow pools as collateral for the indemnification obligations of these shareholders (refer to Note 12—Subsequent Events).

        In addition, we are involved in a number of judicial and administrative proceedings incidental to our business. We intend to prosecute or defend, as appropriate, such matters vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations or financial position.

        The amount of legal fees we incur in 2003 with respect to the matters discussed above will depend on the duration of our litigation matters, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2003 with respect to the matters discussed above, but do expect the amount to be considerably less than that incurred in 2002.

NOTE 12—SUBSEQUENT EVENTS

        On August 7, 2002, Silicon Image filed an arbitration claim against the four principal shareholders of CMD Technology (collectively, the "Significant Shareholders") for indemnification claims under the Severance Escrow Agreement and General Escrow Agreement. Subsequently, on February 28, 2003, Silicon Image and the Significant Shareholders entered into a Settlement Agreement and Mutual Release pursuant to which they resolved such indemnification claims and agreed upon the respective numbers of Severance Escrow Shares and General Escrow Shares to be released to Silicon Image and the Significant Shareholders. As a result of the settlement, we expect to receive 949,780 of the escrowed shares, valued at approximately $4.8 million.

        Silicon Image, certain officers and directors, and Silicon Image's underwriters have been named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. Plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image's stock through the dissemination of allegedly false analysts' reports. Silicon Image has not been served with a copy of the complaint. At this time, we cannot predict the outcome of this lawsuit; however, we intend to defend this matter vigorously.

        In March 2003, we exercised an option to acquire TransWarp Networks (TransWarp), a privately-held storage networking company. In connection with this acquisition, we anticipate issuing approximately 2.4 million shares of our common stock in exchange for all outstanding shares of TransWarp capital stock, and converting all outstanding TransWarp stock options into options to purchase approximately 700,000 shares of our common stock. We also anticipate assuming TransWarp's stock option plan and having a remaining reserve of approximately 75,000 shares available for issuance under such plan following the acquisition. We anticipate adding approximately 10 employees as a result of this acquisition. Subject to the satisfaction of customary closing conditions, including due diligence and no material adverse changes, we anticipate that the acquisition will close in April 2003.

        In March 2003, we reorganized our business to better enable customer focus, strategic alignment and operational excellence. As part of this reorganization, we will reduce our workforce by approximately 35 people, or 15%. These reductions will be primarily in engineering and operations functions. As a result of our workforce reduction, we expect to record a restructuring expense consisting of severance costs and non-cash expenses for stock option modifications in the first quarter of 2003.

NOTE 13—UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except per share amounts)
2002
Total revenue	$17,087	$19,272	$21,385	$23,795
Gross profit(1)	7,678	10,728	11,732	12,101
Loss from operations(2)	(17,970)	(9,771)	(4,809)	(8,300)
Net loss(2)	(17,700)	(9,608)	(4,645)	(8,139)
Basic and diluted net loss per share	$(0.28)	$(0.15)	$(0.07)	$(0.12)
Weighted average shares	63,360	64,580	65,587	66,198
2001
Total revenue	$10,451	$12,001	$14,051	$15,463
Gross profit(3)	6,010	6,427	6,861	7,326
Loss from operations(4)	(7,436)	(10,706)	(31,331)	(29,057)
Net loss(4)	(6,539)	(10,001)	(30,855)	(28,713)
Basic and diluted net loss per share	$(0.13)	$(0.18)	$(0.51)	$(0.46)
Weighted average shares	51,965	54,181	60,945	62,211

(1)
Includes stock compensation expense (benefit) of $923,000, $(544,000) $(144,000) and $955,000 for the three months ended March 31, June 30, September 30 and December 31, 2002, respectively.

(2)
Includes impairment of goodwill and intangible assets of $5.2 million in the second quarter of 2002 (See Note 3), and restructuring expense of $2.2 million, $3.5 million and $1.5 million in the first, second and fourth quarters of 2002, respectively.

(3)
Includes stock compensation expense of $69,000, $103,000, $57,000 and $50,000 for the three months ended March 31, June 30, September 30 and December 31, 2001, respectively.

(4)
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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Silicon Image, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Silicon Image, Inc. and its subsidiaries, at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
January 15, 2003, except for Note 12, as to which the date is March 21, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003	SILICON IMAGE, INC.
	By:	/s/ DAVID D. LEE David D. Lee Chief Executive Officer

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

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID D. LEE David D. Lee	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 27, 2003
/s/ ROBERT G. GARGUS Robert G. Gargus	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003
/s/ DAVID A. HODGES David A. Hodges	Director	March 27, 2003
/s/ KEITH MCAULIFFE Keith McAuliffe	Director	March 27, 2003
/s/ ANDREW S. RAPPAPORT Andrew S. Rappaport	Director	March 27, 2003
/s/ RONALD V. SCHMIDT Ronald V. Schmidt	Director	March 27, 2003
/s/ DOUGLAS C. SPRENG Douglas C. Spreng	Director	March 27, 2003

Certifications

I, David D. Lee, certify that:

1.
I have reviewed this annual report on Form 10-K of Silicon Image, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ DAVID D. LEE David D. Lee Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

I, Robert G. Gargus, certify that:

1.
I have reviewed this annual report on Form 10-K of Silicon Image, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

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
3.01
Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.03 of the Registrant's Registration Statement on Form S-1 (File No. 333-83665), as amended, declared effective by the Securities and Exchange Commission on October 5, 1999 (the "Form S-1")).
3.02	Restated Bylaws of the Registrant (Incorporated by reference from Exhibit 4.03 of the Form S-8 filed by the Registrant on January 28, 2003).
3.03
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.04 of the Form 10-Q filed by Registrant on August 14, 2001).
4.01	Form of Specimen Certificate for Registrant's common stock (Incorporated by reference from Exhibit 4.01 of the Form S-1).
4.02	Third Amended and Restated Investors Rights Agreement dated July 29, 1998, as amended October 15, 1999 (Incorporated by reference from Exhibit 4.04 of the Form S-1).
10.01	Form of Indemnity Agreement entered into between the Registrant and its directors and officers (Incorporated by reference from Exhibit 10.01 of the Form S-1).
10.02**
1995 Equity Incentive Plan, as amended through July 20, 1999, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.02 of the Form S-1).
10.03**
1999 Equity Incentive Plan, as amended, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on May 18, 2001).
10.04**	1999 Employee Stock Purchase Plan and related enrollment form, notice of suspension and notice of withdrawal (Incorporated by reference from Exhibit 10.04 of the Form S-1).

10.05**	Employment Agreement with Dan Atler dated June 15, 1998 (Incorporated by reference from Exhibit 10.05 of the Form S-1).
10.06**	Employment Agreement with Parviz Khodi dated June 10, 1999 (Incorporated by reference from Exhibit 10.06 of the Form S-1).
10.07**	Amended and Restated Severance Agreement with David Lee dated August 15, 1997 (Incorporated by reference from Exhibit 10.07 of the Form S-1).
10.08**	Consulting Agreement with Deog-Kyoon Jeong dated March 1, 1999 (Incorporated by reference from Exhibit 10.09 of the Form S-1).
10.09*	License Agreement dated March 15, 1995 between Deog-Kyoon Jeong and the Registrant, as amended through June 18, 1997 (Incorporated by reference from Exhibit 10.10 of the Form S-1).
10.10	Lease Agreement dated April 9, 1997 between Elisabeth Griffinger and the Registrant (Incorporated by reference from Exhibit 10.11 of the Form S-1).
10.11*	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998 (Incorporated by reference from Exhibit 10.12 of the Form S-1).
10.12*	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.13 of the Form S-1).
10.13	Digital Visual Interface Specification Revision 1.0 Promoter's Agreement dated January 8, 1999 (Incorporated by reference from Exhibit 10.14 of the Form S-1).
10.14	Revolving Credit Loan & Security Agreement dated December 17, 1998 between Comerica Bank-California and the Registrant (Incorporated by reference from Exhibit 10.15 of the Form S-1).
10.15
Research and Development Contract for Gigabit Links and Multimedia Information Delivery Systems dated July 1, 1998 between Inter-University Semiconductor Research Center of Seoul National University and the Registrant (Incorporated by reference from Exhibit 10.16 of the Form S-1).
10.16
Research and Development Contract for 1000BASE-T Gigabit Ethernet PHY Chip dated July 1, 1999 between Inter-University Semiconductor Research Center of Seoul National University and the Registrant (Incorporated by reference from Exhibit 10.17 of the Form S-1).
10.17	Master Lease Agreement and Addendum with Comdisco, Inc. dated February 17, 1999 (Incorporated by reference from Exhibit 10.18 of the Form S-1).
10.18**	Letter Agreement between Steve Tirado and the Registrant and Addendum thereto (Incorporated by reference from Exhibit 10.19 of the Form S-1).
10.19**
Form of Restricted Stock Purchase Agreement and Secured Full Recourse Promissory Note entered into between Registrant and its officers and consultants (Incorporated by reference from Exhibit 10.20 of the Form S-1).
10.20**	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers (Incorporated by reference from Exhibit 10.21 of the Form S-1).
10.21	Letter of Intent dated August 26, 1999 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.22 of the Form S-1).

10.22
Research and Development Contract for 1000BASE-T Gigabit Ethernet PHY Chip dated January 1, 2000 between Inter-University Semiconductor Research Center of Seoul National University and the Registrant (Incorporated by reference from Exhibit 10.22 of the Form 10-K filed by the Registrant on March 20, 2000).
10.23	Sublease Agreement with Mitsubishi Electronics America, Inc. dated October 15, 1999 (Incorporated by reference from Exhibit 10.23 of the Form 10-K filed by the Registrant on March 30, 2000).
10.24**	Letter Agreement between Steve Tirado and the Registrant dated November 18, 1999 (Incorporated by reference from Exhibit 10.25 of the Form 10-K filed by the Registrant on March 30, 2000).
10.25**
Amendment No. 1 to Amended and Restated Severance Agreement with David Lee dated January 23, 2000 (Incorporated by reference from Exhibit 10.26 of the Form 10-K filed by the Registrant on March 30, 2000).
10.26**	Executive Bonus Plan adopted by Registrant on July 28, 2000 (Incorporated by reference from Exhibit 10.27 of the Form 10-Q filed by the Registrant on August 14, 2000).
10.27
Variable Rate Installment Note and Security Agreement dated October 18, 2000 between Comerica Bank-California and the Registrant (Incorporated by reference from Exhibit 10.28 of the Form 10Q filed by the Registrant on November 14, 2000).
10.28**	Letter Agreement between Badar Baqai and the Registrant dated November 13, 2000 (Incorporated by reference from Exhibit 10.29 of the Form 10-K filed by the Registrant on April 2, 2001).
10.29**	Non-Plan Stock Option Agreement between Badar Baqai and the Registrant dated November 22, 2000 (Incorporated by reference from Exhibit 10.30 of the Form 10-K filed by the Registrant on April 2, 2001).
10.30**	Amendment No. 2 to Amended and Restated Severance Agreement with David Lee dated March 29, 2001 (Incorporated by reference from Exhibit 10.31 of the Form 10-Q filed by the Registrant on May 15, 2001).
10.31**	Amendment No. 1 to Consulting Agreement with Deog-Kyoon Jeong dated March 29, 2001 (Incorporated by reference from Exhibit 10.32 of the Form 10-Q filed by the Registrant on May 15, 2001).
10.32**	Letter Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001 (Incorporated by reference from Exhibit 10.33 of the Form 10-Q filed by the Registrant on May 15, 2001).
10.33**
Non-Plan Stock Option Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001 (Incorporated by reference from Exhibit 10.34 of the Form 10-Q filed by the Registrant on May 15, 2001).
10.34**	Non-Plan Stock Option Agreement between Badar Baqai and the Registrant dated April 4, 2001 (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on May 15, 2001).
10.35**	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement (Incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on June 26, 2001).

10.36**
CMD Technology Inc. 1999 Stock Incentive Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10.37**
Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10.38**	Letter Agreement between Robert Gargus and the Registrant dated October 30, 2001 (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10.39**	Letter Agreement between Michael Kelley and the Registrant dated August 19, 1999. (Incorporated by reference from Exhibit 10.40 of the Form 10-K filed by the Registrant on March 29, 2002).
10.40**
Non-Plan Stock Option Agreement between Robert Gargus and the Registrant dated October 30, 2001. (Incorporated by reference from Exhibit 10.41 of the Form 10-K filed by the Registrant on March 29, 2002).
10.41**
Non-Plan Stock Option Agreement between Hyun Jong Shin and the Registrant dated November 6, 2001. (Incorporated by reference from Exhibit 10.42 of the Form 10-K filed by the Registrant on March 29, 2002).
10.42	Lease Agreement dated April 20, 2000 between LBA-VF III, LLC and CMD Technology (Incorporated by reference from Exhibit 10.43 of the Form 10-Q filed by the Registrant on May 15, 2002).
10.43
Amended and Restated Loan and Security Agreement dated October 1, 2002 between Comerica Bank and the Registrant (Incorporated by reference from Exhibit 10.43 of the Form 10-Q filed by the Registrant on November 8, 2002).
10.44	Lease Agreement dated December 12, 2002 between iSTAR Sunnyvale Partners, L.P. and the Registrant.
10.45**
Non-Plan Stock Option Agreement between John LeMoncheck and the Registrant dated January 6, 2003 (Incorporated by reference from Exhibit 4.08 of the Form S-8 filed by the Registrant on January 28, 2003).
10.46**	Letter Agreement between John LeMoncheck and the Registrant dated December 3, 2002.
10.47**	Non-Plan Stock Option Agreement between Robert Bagheri and the Registrant dated February 20, 2003.
10.48**	Letter Agreement between Robert Bagheri and the Registrant dated February 11, 2003.
10.49**	Executive Bonus Plan adopted by Registrant on December 11, 2002
23.01	Consent of Independent Accountants.
24.01	Power of Attorney (included on signature page).

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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SILICON IMAGE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
SILICON IMAGE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SILICON IMAGE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
SILICON IMAGE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SILICON IMAGE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
INDEX TO EXHIBITS