Form 10-Q
period 2003-03-31
SILICON IMAGE INC
filed 2003-05-08
CIK 1003214

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-26887

Silicon Image, Inc.
(Exact name of registrant as specified in its charter)

Delaware

77-0396307

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1060 East Arques Avenue Sunnyvale, California 94085
(Address of principal executive offices and zip code)

(408) 616-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of April 30, 2003 was 69,393,266 shares.

Silicon Image, Inc.

Quarterly Report on Form 10-Q

Three Months Ended

March 31, 2003

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Image, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Revenue:
Product	$19,722	$16,605
Development, licensing and royalties	4,954	482
Total revenue	24,676	17,087

Cost and operating expenses:
Cost of revenue(1)	11,190	8,486
Research and development(2)	8,837	7,378
Selling, general and administrative(3)	4,308	4,934
Stock compensation expense (benefit)	(362)	10,451
Amortization of intangible assets	—	909
Patent defense and acquisition integration costs	1,213	706
Restructuring	986	2,193

Total cost and operating expenses	26,172	35,057

Loss from operations	(1,496)	(17,970)
Gain on escrow settlement, net	4,618	—
Interest income and other, net	109	270

Net income (loss)	$3,231	$(17,700)

Net income (loss) per share - basic	$0.05	$(0.28)
Net income (loss) per share - diluted	$0.04	$(0.28)

Weighted average shares - basic	66,828	63,360
Weighted average shares - diluted	73,696	63,360

(1)          Excludes stock compensation expense (benefit) of ($135,000) and $923,000 for the three months ended March 31, 2003 and 2002, respectively.

(2)          Excludes stock compensation expense of $127,000 and $5.9 million for the three months ended March 31, 2003 and 2002, respectively.

(3)          Excludes stock compensation expense (benefit) of ($354,000) and $3.6 million for the three months ended March 31, 2003 and 2002, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31, 2003	Dec. 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$24,975	$26,263
Short-term investments	6,477	9,570
Accounts receivable, net of allowances for doubtful accounts of $523 at March 31 and $519 at December 31	13,548	11,589
Inventories	6,725	7,301
Prepaid expenses and other current assets	2,134	2,510
Total current assets	53,859	57,233
Property and equipment, net	7,371	6,653
Goodwill	13,021	13,021
Other assets	676	709
Total assets	$74,927	$77,616

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,333	$10,314
Accrued liabilities	9,042	11,183
Capital lease and other obligations	3,500	3,816
Deferred margin on sales to distributors	4,297	4,133
Total liabilities	25,172	29,446

Stockholders’ Equity:
Common stock, par value $0.001; shares authorized: 150,000,000 – March 31 and December 31; shares issued and outstanding: 66,658,555 – March 31 and 66,639,522 – December 31	68	67
Additional paid-in capital	212,075	214,459
Notes receivable from stockholders	—	(109)
Unearned stock compensation	(5,775)	(6,403)
Accumulated deficit	(156,613)	(159,844)
Total stockholders’ equity	49,755	48,170
Total liabilities and stockholders’ equity	$74,927	$77,616

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$3,231	$(17,700)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense (benefit)	(362)	10,451
Amortization of intangible assets	—	909
Non-cash restructuring	646	818
Non-cash gain on escrow settlement, before cash costs	(4,692)	—
Provision for doubtful accounts	4	31
Depreciation and amortization	947	997
Changes in assets and liabilities:
Accounts receivable	(1,963)	(8)
Inventories	576	(377)
Prepaid expenses and other assets	409	570
Accounts payable	(1,981)	(582)
Accrued liabilities	(2,141)	(95)
Deferred margin on sales to distributors	164	906
Cash used in operating activities	(5,162)	(4,080)

Cash flows from investing activities:
Proceeds from sales of short-term investments	5,693	3,477
Purchases of short-term investments	(2,600)	—
Purchases of property and equipment	(1,282)	(702)
Cash provided by investing activities	1,811	2,775

Cash flows from financing activities:
Proceeds from issuances of common stock, net	2,653	3,029
Repayment of stockholders’ notes receivable	109	—
Repayments of capital lease and other obligations	(699)	(663)
Cash provided by financing activities	2,063	2,366

Net increase (decrease) in cash and cash equivalents	(1,288)	1,061
Cash and cash equivalents – beginning of period	26,263	18,946
Cash and cash equivalents – end of period	$24,975	$20,007

Non-cash investing and financing activities:
Financing of property and equipment	$383	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2003

1.               Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with our December 31, 2002 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and its subsidiaries (collectively, the “Company”) at March 31, 2003 and the consolidated results of the Company’s operations and cash flows for the three months ended March 31, 2003 and 2002.  All intercompany accounts and transactions have been eliminated.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002.  Results of operations for the three months ended March 31, 2003 are not necessarily indicative of future operating results.

2.               Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, costs related to terminating a contract that is not a capital lease and termination benefits provided under a one-time benefit arrangement to involuntarily terminated employees. SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when a liability is incurred, and that fair value be used for the initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. The restructuring charge we recorded in the first quarter of 2003 was recognized in accordance with SFAS No. 146.  The adoption of SFAS No. 146 did not have a significant effect on our results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45 (Interpretation 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. Interpretation 45 clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective for guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a significant effect on our results of operations or financial condition.  Refer to Note 4 for the required warranty disclosure.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. We adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

Had we recorded compensation cost for our options based on the grant-date fair value as prescribed by SFAS No. 123 and SFAS No. 148, our net income (loss) would have been as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss) - as reported	$3,231	$(17,700)
Stock-based employee compensation expense determined using fair value method	(6,020)	(6,422)
Stock-based employee compensation cost (benefit) included in the determination of net loss as reported	(721)	9,850
Pro forma net loss	$(3,510)	$(14,272)

Basic net income (loss) per share—pro forma	$(0.05)	$(0.23)
Basic net income (loss) per share—as reported	$0.05	$(0.28)

Diluted net income (loss) per share—pro forma	$(0.05)	$(0.23)
Diluted net income (loss) per share—as reported	$0.04	$(0.28)

3.               Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive stock options, determined using the treasury stock method, outstanding during the period.

The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share for the three months ended March 31, 2003 (in thousands):

Weighted-average common shares for basic net income per share	66,828
Weighted-average dilutive stock options outstanding under the treasury stock method	6,776
Unvested common shares subject to repurchase	92
Weighted-average common shares for diluted net income per share	73,696

The effect of dilutive stock options outstanding excludes approximately 8.6 million stock options that were anti-dilutive for net income per share calculations for the three months ended March 31, 2003.

Due to our net loss for the three months ended March 31, 2002, all stock options outstanding as of March 31, 2002 would have been anti-dilutive and were therefore excluded from the calculation of diluted net loss per share.  A total of 21.3 million stock options were outstanding as of March 31, 2002.

4.                   Balance Sheet Components

	March 31, 2003	Dec. 31, 2002
	(in thousands)

Inventories:
Raw materials	$1,989	$1,376
Work in process	2,497	2,487
Finished goods	2,239	3,438
	$6,725	$7,301

Accrued liabilities:
Accrued payroll and related expenses	$1,740	$2,502
Restructuring accrual	2,882	2,736
Accrued legal fees	1,182	1,865
Warranty accrual	223	223
Other accrued liabilities	3,015	3,857
	$9,042	$11,183

Warranty Accrual

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience.  Warranty accrual activity for the three months ended March 31, 2003 was as follows (in thousands):

Balance at January 1, 2003	$223
Provision for warranties issued during the period	50
Accruals related to pre-existing warranties	—
Cash and other settlements made during the period	(50)
Balance at March 31, 2003	$223

5.                   Stock-Based Compensation

We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123).” Expense associated with stock-based compensation is amortized over the vesting period of the individual award using an accelerated method, as described in Financial Accounting Standards Board Interpretation No. 28.

We are required to determine the fair value of stock option grants to non-employees and to record the amount as an expense over the period during which services are provided to us. Management calculates the fair value of these stock option grants using the Black-Scholes model, which requires us to estimate the life of the stock option, the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience.

The following table summarizes the components of our stock compensation expense (benefit) for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002

Options granted to employees	$222	$437
Options granted to non-employees	359	601
Option repricings	(1,358)	7,932
Options assumed in connection with acquisitions	415	1,481
Stock compensation expense (benefit)	$(362)	$10,451

During the three months ended March 31, 2003, we recorded a credit of $1.4 million in connection with our stock option repricings since the fair market value of our stock as of March 31, 2003 was less than our stock’s fair market value as of December 31, 2002.  During the three months ended March 31, 2002, we recognized $7.9 million of expense relating to repriced stock options.  Expense or benefit for the increase or decrease in the fair market value of our stock relative to the exercise price of the repriced options is recognized immediately for vested options and is recognized over the remaining vesting period for unvested options using an accelerated method for employees.

During the three months ended March 31, 2003, we modified options for employees involuntarily terminated in connection with our restructuring program. A charge of $646,000 for these modifications is included in restructuring expense for the period ended March 31, 2003.

The weighted average, grant-date fair value of stock options granted during the three months ended March 31, 2003 and 2002 was $4.31 and $4.07 per option, respectively. The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended March 31,
	2003	2002

Expected life (years)	5.0	5.0
Risk-free interest rate	3.1%	3.5%
Dividend yield	—	—
Volatility	90%	90%

The weighted average, grant-date fair value of stock purchase rights granted under our Employee Stock Purchase Plan was $2.76 and $2.46 per share during the three months ended March 31, 2003 and 2002, respectively. The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended March 31,
	2003	2002

Expected life (years)	1.5	1.5
Risk-free interest rate	1.3%	1.7%
Dividend yield	—	—
Volatility	90%	90%

6.               Restructuring and Impairment Activities

During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a market leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of two acquired companies—CMD Technology (CMD) and Silicon Communication Lab (SCL).

In connection with this program, we reduced our workforce in the fourth quarter of 2001 by approximately 60 people, or 20%. This workforce reduction was the initial step in eliminating duplicate positions that resulted from our acquisitions, and also represented the elimination of other positions based on our new product and technology focus. Positions were eliminated from all functional areas—operations, R&D and SG&A. Because of this workforce reduction, we recorded a restructuring expense of $1.5 million in the fourth quarter of 2001, consisting of cash severance-related costs of $599,000, non-cash severance-related costs of $303,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000 and fixed asset write-downs of $50,000. In addition, we reversed $286,000 of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations.

In the first quarter of 2002, we implemented a second workforce reduction in connection with the program discussed above, eliminating an additional 35 positions, or 13% of our workforce. Positions were eliminated from all functional areas. This reduction resulted from the continued integration of acquired companies, as well as continued execution of our product and technology strategy, whereby we decided to phase out the legacy storage subsystem board products we acquired from CMD and to develop new board products only if we believed it would facilitate or accelerate the use of our storage semiconductor products. In connection with this workforce reduction, we recorded a restructuring expense of $2.2 million in the first quarter of 2002, consisting of cash severance-related costs of $198,000, non-cash severance-related costs of $318,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $1.2 million and fixed asset write-downs of $500,000 for assets to be disposed of. In addition, we reversed $76,000 of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations.

In April 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we would develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. In connection with this decision, we implemented a third workforce reduction, eliminating 14 positions, or 5% of our workforce, and recorded a restructuring expense of $3.5 million, consisting of cash severance-related costs of $450,000, non-cash severance-related costs of $1.6 million representing the intrinsic value of modified stock options and fixed asset write-downs of $1.5 million for assets to be disposed of. We also reversed $302,000 of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations.

In connection with our decision to stop selling board products and to transition to a licensing model, we assessed recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144. During the quarter ended June 30, 2002, an impairment expense of $749,000 was recognized for acquired technology and $60,000 was recognized for patent and other intangible assets, based upon our projection of significantly reduced future cash flows. Additionally, we reduced our estimate of the useful lives of the remaining intangible assets subject to amortization such that these assets were fully amortized by the end of 2002. We also tested the carrying value of goodwill for impairment in accordance with SFAS No. 142 and used the services of a third party to assist with the analysis. As a result of our impairment test, a goodwill impairment expense of $4.4 million was recognized during the second quarter of 2002. To determine the amount of the impairment, we estimated the fair value of our storage systems business based primarily on expected future cash flows. We then reduced this amount by the fair value of identifiable tangible and intangible assets other than goodwill (also based primarily on expected future cash flows), and compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized.

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

In March 2003, we reorganized the company into lines of business for PC, CE and Storage products to enable us to better manage our long-term growth potential.  In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%.  These reductions were primarily in engineering and operations functions.  Because of this workforce reduction, we recorded restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. For those employees terminated in the three month period ending March 31, 2003, the remaining service period from the communication date did not exceed 60 days. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions. The fixed asset write-downs were determined based on the estimated fair value of assets, primarily computer hardware and software that would no longer be utilized after the employees’ termination dates.

We expect severance and benefits payments to be completed by the second quarter of 2003. Lease payments will be made in the form of cash through the end of the related lease terms of July 2003 and November 2005. The following table presents restructuring activity for 2001 though March 31, 2003 (in thousands).

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(24)	(170)	—	(194)
Non-cash activity	(646)	—	—	(646)
Balance as of March 31, 2003	$454	$2,428	$—	$2,882

As of March 31, 2003 and December 31, 2002, 31 and 4 terminated employees, respectively, had not yet received their severance payments.

7.               Debt Facility

In October 2002, we entered into a new debt facility that includes a revolving line of credit of up to $7.5 million, a term loan of $3.6 million, and equipment advances of $1.0 million. Borrowings under the revolving line are limited to the lesser of $7.5 million or our borrowing base of 80% of eligible accounts receivable. The revolving line has a maturity date of September 26, 2003. There were no borrowings outstanding under this line at March 31, 2003. The $3.6 million term loan refinanced $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt, and requires monthly payments through its maturity of October 1, 2004.  During the three months ended March 31, 2003, we borrowed $383,000 under the equipment advances portion of the facility.  This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005.  Equipment advances were available to us through March 31, 2003; therefore, the unused portion of this facility of $617,000 expired as of March 31, 2003.  All borrowings under the revolving line and the $3.6 million term loan are at prime (4.25% at March 31, 2003) plus 0.25%, and the facility is secured by substantially all of our assets, excluding intellectual property. This facility contains certain quarterly and annual financial covenants with which we must comply. We were not in compliance with one of the quarterly covenants at December 31, 2002; however, we were granted a waiver from the lending institution and were not in default of the loan agreement. As of March 31, 2003, we were in compliance with all of our financial covenants. However, since we were not in compliance at December 31, 2002, and cannot be assured we will be in compliance in the future, we have classified all amounts outstanding under the credit agreement as current liabilities as of March 31, 2003.

8.               Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government

(ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint for the Federal Suit as of February 28, 2002. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’ counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis’ counterclaims without leave to amend. In September 2002, we filed a motion for summary judgment, upon which the Court has yet to rule. In October 2002, both parties filed several more motions for summary judgment, upon which the Court has yet to rule. Several dispositive motions have subsequently been filed under seal and were heard by the Court in March 2003; the Court has yet to rule on these motions. Depending on the outcome of such motions, a trial date may be set, the case may be dismissed, or other orders may be entered. Management intends to prosecute our position vigorously until this matter is resolved. Through March 31, 2003, we have spent approximately $9.4 million on this matter and expect to continue to incur significant costs through at least the second quarter of 2003.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied underwriters’ motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. At this time, we cannot predict the outcome of this lawsuit; however, we intend to defend this matter vigorously.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. Plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image has not been served with a copy of the complaint. At this time, we cannot predict the outcome of this lawsuit; however, we intend to defend this matter vigorously.

On August 7, 2002, we filed a demand for arbitration with the American Arbitration Association, file #74 Y 117 01399 02 GAP, against the principal shareholders of CMD Technology (CMD) relating to shares held in escrow in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the Silicon Image common stock issued to the principal shareholders of CMD was held in two separate escrow pools as collateral for the indemnification obligations of these shareholders. We previously made indemnification claims against these escrow pools for the release of escrow shares with a value of approximately $5.4 million, which claims were contested by the principal shareholders of CMD. On February 28, 2003, we and the principal shareholders of CMD entered into a settlement agreement and mutual release, pursuant to which our indemnification claims were resolved. As a result of the settlement, we received 949,780 of the escrowed shares, valued at approximately $4.7 million, and recorded a net non-operating gain of $4.6 million in the first quarter of 2003.

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

9.               Customer and Geographic Information

Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Taiwan	$9,814	$6,085
Japan	2,594	2,167
United States	6,774	4,527
Hong Kong	1,519	1,571
Korea	1,120	1,068
Other	2,855	1,669
	$24,676	$17,087

Revenue by product line was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
PC	$8,793	$11,745
Consumer Electronics	3,250	1,409
Storage IC	6,635	1,604
Storage Systems	1,044	1,847
Development, licensing and royalties	4,954	482
	$24,676	$17,087

For each period presented, substantially all long-lived assets were located within the United States.

For the three months ended March 31, 2003, one customer generated 12% of our revenue and two customers each generated 10% of our revenue. As of March 31, 2003, one customer represented 12% of gross accounts receivable. For the three months ended March 31, 2002, three customers generated 17%, 14% and 11% of our revenue.  At December 31, 2002, two customers represented 13% and 10% of gross accounts receivable.

10.         Guarantees

Certain of our  licensing agreements indemnify our customers for any expenses or liabilities resulting from claimed infringements of patent, trademark or copyright by third parties related to the intellectual property content of our products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances, the maximum amount of potential future indemnification is not limited. To date, we have not paid any such claims or been required to defend any lawsuits with respect to any claim. However, there can be no assurance that such claims will not be filed in the future.

11.         Business Combination

On April 7 2003, we issued approximately 2,500,817 shares of common stock in exchange for all of the outstanding shares of TransWarp Networks (TransWarp) capital stock, and converted all outstanding TransWarp options into options to purchase approximately 760,145 shares of our common stock.  We currently estimate that the purchase price of this acquisition will be approximately $14.7 million.  Approximately 391,579 shares of our common stock issued will be held in escrow for a period of eighteen months as collateral for indemnity obligations of the principal TransWarp stockholders.  We also assumed TransWarp’s  2002 Stock Option / Stock Issuance Plan, under which a reserve of approximately 116,461 shares of our common stock remained available for future issuance as of April 7, 2003. This transaction will be recorded during the quarter ended June 30, 2003 using the purchase method of accounting. The operating results of TransWarp will be combined with our results from the date of acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q entitled “Factors Affecting Future Results,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by Silicon Image, Inc. in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Silicon Image designs, develops and markets semiconductor products for applications that require high-bandwidth, cost-effective solutions for high-speed digital data communications. The markets into which we sell our products are personal computer (PC), consumer electronics (CE) and storage.

Products sold into the PC market generated 36% of our revenue in the first quarter of 2003, 58% of our revenue in 2002, and 69% of our revenue in the first quarter of 2002.

Our products in the PC market are based on PanelLink technology, which is our proprietary implementation of the digital visual interface (DVI) specification that defines a high-speed serial data communication link between computers and digital displays. Despite sluggish growth in the host portion of the PC market and a movement among graphic card manufacturers to eliminate the need for discrete transmitters by integrating transmitter functionality into their graphic chips, we expect accelerated DVI adoption to result in increased overall demand for discrete transmitters. The display portion of the PC market remains predominantly analog or dual-interface, which is capable of receiving either an analog or digital signal. We do not offer an analog or dual-interface solution, but do partner with other companies to sell multiple-chip solutions into the dual-interface market. These multiple-chip solutions are typically limited to higher end, larger displays operating at resolutions of SXGA and above. In addition, we have licensed certain of our technologies to companies for use in making products for the dual-interface market. We believe that the display portion of the PC market will eventually transition to a pure digital solution that could result in an expansion in the market suited to our product offering.

Products sold into the CE market generated 13% of our revenue in the first quarter of 2003, 11% of our revenue in 2002, and 8% of our revenue in the first quarter of 2002. Our CE products offer a secure digital video and audio transmission for consumer devices such as digital TVs and DVD players. Demand for these products will be driven primarily by the adoption rate of new technologies and industry standards, such as DVI with HDCP and HDMI, respectively.

Semiconductor products sold into the storage market generated 27% of our revenue in the first quarter of 2003, 15% of our revenue in 2002, and 9% of our revenue in the first quarter of 2002. Demand for our storage products is dependent upon the rate at which interface technology transitions from parallel to serial, and the extent to which serial ATA and fibre channel functionality are integrated into chip sets and controllers offered by other companies, making our discrete devices unnecessary.

Sales of storage subsystems products generated 4% of our revenue in the first quarter of 2003, 8% of our revenue in 2002, and 11% of our revenue in the first quarter of 2002. We are phasing out our subsystems products and do not plan on developing, manufacturing and selling new subsystems products in the future. Therefore, we expect sales of such products to represent less than 2% of our revenue in 2003. In conjunction with our decision to phase out our storage systems products and change primarily to a licensing business model, we decided to design products and / or license our technology to third parties in this market.

We also derive revenue from licensing our intellectual property. Our licensing activity is complementary to our product sales and we believe this activity can help accelerate adoption curves associated with our technology. We expect licensing and royalties to account for 10% to 15% of our revenue over the next few years.

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

In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in each year and most quarterly periods since our inception and as of March 31, 2003, we had an accumulated deficit of $156.6 million.

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

In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue and restructuring the company to improve profitability. During 2001, we acquired CMD, a provider of storage subsystems and semiconductors designed for storage area networks, and SCL, a provider of mixed-signal and high-speed circuit designs.

During 2002, we achieved double-digit revenue growth in each fiscal quarter, resulting in record annual revenue of $81.5 million, which was a 57% increase from 2001 revenue levels. We also began to see the benefits of our diversification strategy, which resulted in establishing a key presence in the CE and storage markets, both of which we expect to experience significant growth rates during the next several years. Additionally, we were able to successfully leverage our intellectual property to generate $6.7 million of development and licensing revenue.  We also focused on improving our profitability and reducing our cash usage rate. Our cash and short-term investments declined by $5.4 million in 2002, versus $19.0 million in 2001.

On April 7 2003, we issued approximately 2,500,817 shares of common stock in exchange for all of the outstanding shares of TransWarp Networks (TransWarp) capital stock, and converted all outstanding TransWarp options into options to purchase approximately 760,145 shares of our common stock.  We currently estimate that the purchase price of this acquisition will be approximately $14.7 million.  Approximately 391,579 shares of our common stock issued will be held in escrow for a period of eighteen months as collateral for indemnity obligations of the principal TransWarp stockholders.  We also assumed TransWarp’s  2002 Stock Option / Stock Issuance Plan, under which a reserve of approximately 116,461 shares of our common stock remained available for future issuance as of April 7, 2003. This transaction will be recorded during the quarter ended June 30, 2003 using the purchase method of accounting. The operating results of TransWarp will be combined with our results from the date of acquisition.

Outlook

We expect 2003 revenue to increase from the level achieved in 2002, and believe our revenue in the second quarter of 2003 will increase 3% - 8% from the first quarter of 2003. We expect to generate positive cash flow for the year 2003.

Our expectation of overall revenue growth and positive cash flows in 2003 is based on four assumptions. First, we believe the DVI adoption rate will increase in the PC market as the quality, cost and content capabilities of all-digital solutions become more attractive than those offered by analog solutions and as prices of digital displays become lower. Display Search forecasts the adoption rate to increase from approximately 12% in the fourth quarter of 2002 to approximately 17% by the end of 2003. Second, we achieved numerous design wins in the CE market for DVI with HDCP and HDMI products, and expect these designs to go into production during 2003. Although it is difficult to predict exactly when and how aggressively revenue from these products will ramp during 2003, our expectation is that we will generate significant revenue from these designs in the second quarter and that revenue will grow quarter-over-quarter throughout the remainder of 2003. Third, we believe that the storage market will continue its transitions to 2 Gb fibre channel switches and serial ATA technology, which should result in increasing revenue from our fibre channel and SATALink products. We expect the availability of serial ATA-enabled hard drives and other peripherals to improve, which should enable acceleration of the transition to serial ATA technology. Fourth, we expect licensing and royalty revenue to exceed $15.0 million during 2003 as we continue to implement our strategy of licensing our technology to companies that address market segments in which we have chosen not to directly participate, and expect to begin receiving royalties from licenses entered into during 2001 and 2002.

Among the factors that may cause our actual results to differ materially from those anticipated by our assumptions include the rate at which the PC market adopts DVI, acceptance of all digital solutions in the PC market, CE market acceptance of our DVI with HDCP and HDMI products, the rate at which the storage market transitions to 2 Gb fibre channel switches and serial ATA technology, consumer demand in the PC and CE markets, the availability of serial ATA-enabled hard drives and other peripherals, whether and how quickly OEMs are able to integrate transmitters in their graphics chips and serial ATA functionality into their chip sets, our ability to leverage our intellectual property into licensing revenue and the ability of our semiconductor foundries to manufacture our products in commercial volumes at an acceptable cost and in a timely manner. In addition, our revenue remains subject to competition and general economic and market conditions, none of which can be accurately predicted.

Since the amount of stock compensation expense we record in any period is dependent on changes in our stock price, we are not able to reasonably estimate the amount of stock compensation we will record in future periods.  Additionally, we have not yet completed the purchase price allocation for our most recent acquisition, and therefore cannot reasonably estimate stock compensation expense in future periods resulting from this acquisition.  Therefore, our discussion of gross margin percentage, R&D expense and SG&A expense expectations will be done on a non-GAAP basis.

Excluding non-cash charges for stock compensation expense, we expect our gross margin percentage in the second quarter of 2003 to increase 2% - 3% from the first quarter of 2003 as a result of a shift in product mix to products with higher gross margins and improved yields and product quality, offset somewhat by declines in average selling prices and lower licensing revenue, for which there is no associated cost of sales.  .

Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense to increase in the second quarter of 2003 by approximately 5% - 7% from the first quarter of 2003. R&D expense will be incurred for enhancements to existing products and for further development of technology related to consumer electronics and storage applications. Excluding non-cash charges for stock compensation expense, we expect SG&A expense to increase in the second quarter of 2003 by approximately 5% from the first quarter of 2003, primarily as a result of our scheduled implementation of a new enterprise resource planning software system

We expect to incur substantial non-cash stock compensation expense in 2003 and future periods as a result of previous stock option repricings, stock options assumed in connection with acquisitions, the issuance of stock options to consultants, and modifications to stock options. We may also incur non-cash stock compensation expense in connection with recent or future acquisitions. The amount of stock compensation expense in each period will fluctuate with changes in our stock price and volatility.  Since the amount of stock compensation expense or benefit is highly dependent on fluctuations in our stock price, it is not possible for us to reasonably estimate the amount of expense we will incur for a particular period.  Additionally, we recently completed an acquisition that will affect the amount of our stock compensation for the second quarter of 2003.  Since we are in the early stages of allocating the purchase price to the various assets and liabilities acquired, including unearned stock compensation, it is not possible to reasonably estimate the effect of the acquisition on the amount of stock compensation expense we will incur for the second quarter of 2003.

Because of our recent acquisition of TransWarp, we will also incur expenses in the second quarter of 2003 for in-process research and development and amortization of intangible assets.  These expenses are also not reasonably estimable at this time due to the fact that we are still in the early stages of allocating the purchase price to these items.  During 2003 and future periods, we may also incur non-cash expenses for the impairment of intangible assets, which is something we cannot reasonably predict or estimate at this time.

We will also incur legal fees in the second quarter of 2003 in conjunction with our patent infringement lawsuit against Genesis Microchip (Genesis). The amount of legal fees incurred will depend on the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur with respect to this matter; however, we do expect to incur substantial legal expenses through at least the second quarter of 2003.

During the first quarter of 2003, we reorganized our company into lines of business and incurred $1.0 million of restructuring expense.  We may incur additional restructuring expenses in the second quarter of 2003 associated with this reorganization or with changes in estimates relative to our leased facility space available for sublease.  We cannot reasonably predict the amount of these expenses at this time.

Commitments, Contingencies and Concentrations

In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of the warrant at March 31, 2003 was $1.1 million.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 40% of our revenue in the first quarter of 2003 and 41% of our revenue in 2002.  Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. In the first quarter of 2003, 36% of our revenue was generated through distributors, compared to 42% in 2002. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenues, we would expect a decrease in the percentage of our revenue generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 71% of our revenue in the first quarter of 2003 and 64% of our revenue in 2002. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, costs related to terminating a contract that is not a capital lease and termination benefits provided under a one-time benefit arrangement to involuntarily terminated employees. SFAS No. 146 requires that an expense associated with an exit or disposal activity be recognized when a liability is incurred, and that fair value be used for the initial measurement of the liability. SFAS No. 146 is effective for all exit or disposal activities that are initiated after December 31, 2002. The restructuring charge we recorded in the first quarter of 2003 was recognized in accordance with SFAS No. 146. The adoption of SFAS No. 146 did not have a significant effect on our results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45 (Interpretation 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. Interpretation 45 clarifies disclosure, recognition and measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective for guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a significant effect on our results of operations or financial condition. Refer to Note 4 for the required warranty disclosure.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. We adopted the disclosure requirements of SFAS No. 148 on December 31, 2002.

Results of Operations for the Three Months Ended March 31, 2003 Compared to Results of Operations for the Three Months Ended March 31, 2002

Revenue.  Revenue was $24.7 million for the first quarter of 2003, an increase of 44% from the year ago quarter.  Of this increase, $4.5 million can be attributed to licensing of our intellectual property, which first became part of our business strategy in late 2001 when we decided to license our technology in order to complement our product strategy and to enable markets for new standards we were developing.  The remainder of the increase is primarily attributable to our new product offerings in consumer electronics and storage, as well as overall growth in these markets. The effect of these increases was partially offset by a decrease in demand for our PC products, which can be attributed to a weak PC market, competition and some level of integration of our technology by our customers which eliminates the need for our discrete devices.

Cost of revenue.  Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs and provisions for excess and obsolete inventories. Cost of revenue excludes non-cash stock compensation expense (benefit) of $(135,000) and $923,000 for the first quarter of 2003 and 2002, respectively.  Including stock compensation and warrant expense, our cost of revenue and gross margin (revenue minus cost of revenue, as a percentage of revenue) would have been $11.1 million or 55.2%, and $9.4 million or 44.9%, for the first quarters of 2003 and 2002, respectively.  Gross margin, excluding non-cash stock compensation expense, increased to 54.7% for the first quarter of 2003, from 50.3% for the first quarter of 2002. The increase in gross margin was primarily due to the shift in our overall product revenue, whereby license revenue, which has no associated cost of sales, was 20% of our revenue in the first quarter of 2003, compared to only 3% of our revenue in the first quarter of 2002.  This was offset by an increase in sales of our storage products in the first quarter of 2003, which are lower margin products, and higher manufacturing costs of $1.0 million, including a $600,000 provision against inventories, in the first quarter of 2003 associated with lower than expected yields and lack of automated testing for recently-introduced products.  We expect to resolve some of the manufacturing yield and test issues during the second quarter of 2003, and to reduce our manufacturing costs by approximately $0.5 million in the second quarter of 2003 as a result.

Research and Development.  R&D consists primarily of compensation and related costs for employees, fees for independent contractors and prototypes. R&D excludes non-cash stock compensation expense of $127,000 and $5.9 million for the first quarters of 2003 and 2002, respectively. Including stock compensation expense, R&D would have been $9.0 million and $13.3 million, or 36% and 78%, of revenue for the first quarters of 2003 and 2002, respectively.  R&D, excluding non-cash stock compensation expense, was $8.8 million, or 36% of revenue, for the first quarter of 2003, and $7.4 million, or 43% of revenue, for the first quarter of 2002. The increase in absolute dollars was primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate, as well as to additional personnel, as headcount increased from 102 at March 31, 2002 to 128 for the three months ended March 31, 2003.

Selling, General and Administrative.  SG&A consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses.  SG&A excludes non-cash stock compensation expense (benefit) of ($354,000) for the first quarter of 2003 and $3.6 million for the first quarter of 2002. Including stock compensation and warrant expense, SG&A expense would have been $4.0 million and $8.5 million, or 16% and 50% of revenue, for the first quarters of 2003 and 2002, respectively. Excluding non-cash stock compensation expense, SG&A was $4.3 million, or 17% of revenue, for the first quarter of 2003, and $4.9 million, or 29% of revenue, for the first quarter of 2002.  The decrease in absolute dollars was primarily due to reduced headcount, as headcount decreased from 99 at March 31, 2002 to 77 at March 31, 2003.

Stock Compensation Expense.  Stock compensation expense (benefit) was ($362,000), or 1% of revenue, for the first quarter of 2003, and $10.5 million, or 61% of revenue, for the first quarter of 2002. The decrease in expense can be attributed primarily to a decline in our stock price as of March 31, 2003, versus our stock price at March 31, 2002.  The amount of stock compensation expense we recognize in connection with repriced stock options is dependent on changes in our stock price.  The following table summarizes the components of our stock compensation and warrant expense for the first quarters of 2003 and 2002 (in thousands).

	Three Months Ended March 31,
	2003	2002

Options granted prior to our initial public offering	$222	$437
Options granted to non-employees	359	601
Option repricings	(1,358)	7,932
Options assumed in connection with acquisitions	415	1,481
	$(362)	$10,451

We will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and non-employees, (2) the option repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance.  Since the expense associated with our option repricing and grants to non-employees is dependent on our stock price and volatility, it will fluctuate from period to period and may increase significantly.

Amortization of Intangible Assets.  We did not record any expense in the first quarter of 2003 for amortization of intangible assets.  This is due to the fact that our intangible assets subject to amortization were fully amortized as of December 31, 2002.  For the first quarter of 2002, we recorded $909,000 of expense for the amortization of intangible assets recorded in connection with our acquisitions.

Restructuring. During the first quarter of 2002, we implemented a second workforce reduction in connection with the program we began in the third quarter of 2001, eliminating 35 positions or 13% of our workforce.  Positions were eliminated from all functional areas – operations, R&D and SG&A.  This reduction resulted from the continued integration of recently acquired companies, as well as continued execution of our product and technology strategy, whereby we decided to phase out the legacy storage subsystem board products we acquired from CMD and to develop new board products only if we believed it would facilitate or accelerate the use of our storage semiconductor products.  In connection with this workforce reduction, we recorded restructuring expense in the first quarter of 2002 of $2.2 million, consisting of cash severance-related costs of $198,000, non-cash severance-related costs of $318,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $1.2 million and fixed asset write-downs of $500,000 for assets to be disposed of. In addition, we reversed $76,000 of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations.  Since some of the affected employees had termination dates in the second quarter of 2002, we recorded additional expense at that time for the modification of their stock options.

In March 2003, we reorganized the company into lines of business for PC, CE and Storage products to enable us to better manage our long-term growth potential.  In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%.  These reductions were primarily in R&D and operations functions.  Because of this workforce reduction, we recorded a restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000 representing the intrinsic value of modified stock options.

Severance-related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees.  The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space.  To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space.  This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions.  The fixed asset write-down was determined based on the estimated fair value of assets, primarily computer hardware and software that would no longer be utilized after the employees’ termination date.

We expect severance and benefits payments to be completed by the second quarter of 2003. Lease payments will be made in the form of cash through the end of the related lease terms of July 2003 and November 2005. The following table presents restructuring activity for 2001 though March 31, 2003 (in thousands).

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(24)	(170)	—	(194)
Non-cash activity	(646)	—	—	(646)
Balance as of March 31, 2003	$454	$2,428	$—	$2,882

As of March 31, 2003 and December 31, 2002, 31 and 4 terminated employees, respectively, had not yet received their severance payments.

Patent defense and acquisition integration costs.  Patent defense and acquisition integration costs were $1.2 million for the first quarter of 2003, compared to $706,000 for the first quarter of 2002.  Patent defense costs are related to the lawsuit we filed against Genesis Microchip in April 2001, and acquisition integration costs represent costs incurred to integrate CMD and SCL.  The increase can be attributed to increased activity relative to the Genesis lawsuit in the first quarter of 2003.

Interest Income and other, net.  Interest income and other, net decreased to $109,000 for the first quarter of 2003, from $270,000 for the first quarter of 2002. The decrease is due to lower interest rates and a $7.4 million decrease in our cash and investment balances.

Provision for Income Taxes. We generated book income in the first quarter of 2003; however, the gain on escrow settlement is a non-taxable event and therefore we did not generate taxable income in the first quarter of 2003.  We did not record a provision for income tax in the first quarter of 2002 due to our taxable loss in that quarter.

At March 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $64.0 million that expires in various years through 2022.  These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits.  Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances. We do not expect to be subject to these restrictions or limitations.

Gain on escrow settlement, net.  We recorded a net gain of $4.6 million, net of legal expenses, in the first quarter of 2003 in connection with the settlement of the CMD escrow claim, as discussed in Note 8 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2003, we had $28.7 million of working capital and $31.5 million of cash, cash equivalents and short-term investments.

Operating activities used $5.2 million of cash during the first quarter of 2003 and $4.1 million of cash during the first quarter of 2002.  During the first quarter of 2003, our net loss excluding depreciation, stock compensation expense, a non-cash gain on escrow settlement and the non-cash portion of our restructuring charges was $230,000, which accounts for some of the cash used in operating activities.  Other uses of cash for operating activities consisted of decreases in accounts payable and accrued liabilities of $4.1 million, and an increase in accounts receivable of $2.0 million.  These uses of cash were somewhat offset by a $409,000 decrease in prepaid expenses and other assets.  During the first quarter of 2002, net loss excluding depreciation, stock compensation expense, amortization of intangible assets and the non-cash portion of restructuring charges was $4.5 million, which accounted for most of the cash used in operating activities.  Decreases in accounts payable and accrued expenses used $677,000 of cash and an increase in inventories used $377,000 of cash.  These uses were somewhat offset by an increase in deferred margin of $906,000 and a decrease in prepaid expenses and other assets of $570,000.

We generated $1.8 million of cash from investing activities during the first quarter of 2003 and $2.8 million during the first quarter of 2002.  The source of cash in both periods was net proceeds from sales of short-term investments, partially offset by capital expenditures.

Financing activities provided $2.1 million of cash in the first quarter of 2003 and $2.4 million in the first quarter of 2002. Cash provided by financing activities in both periods was primarily from stock option exercises and proceeds from sales of shares under our employee stock purchase plan, partially offset by repayments of our capital leases and other obligations.

Our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2002, as described in our Form 10-K for the year ended December 31, 2002. As of March 31, 2003, we were in compliance with all of our financial covenants. However, since we were not in compliance at December 31, 2002, and cannot be assured we will be in compliance in the future, we have classified all amounts outstanding under the credit agreement as current liabilities as of March 31, 2003.

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

We operate in rapidly evolving markets, which makes it difficult to evaluate our future prospects.

The revenue and income potential of our business and the markets we serve is unproven. We began volume shipments of our first display products in the third quarter of 1997. The Digital Visual Interface (DVI) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. The DVI specification defines a high-speed data communication link between computers and digital displays, such as flat panel displays, projectors and cathode ray tubes. We completed our first generation of consumer electronics and storage IC products in mid-to-late 2001. In addition, the preliminary serial ATA specification was first published in August 2001 and the High Definition Multimedia Interface (HDMI) specification was first released in December 2002. Accordingly, we face risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We have a history of losses and may not become profitable.

We have incurred net losses in each fiscal year since our inception, including losses of $40.1 million and $76.1 million for the years ended December 31, 2002 and 2001, respectively. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

•                  fluctuations in the price of our common stock, which drive a substantial portion of our non-cash stock compensation expense; and

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

•                  our ability to achieve acceptable manufacturing yields and develop automatic test programs within a reasonable time frame for our new products;

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

Part of our business strategy is to license certain of our technology to companies that address markets in which we do not want to directly participate. We have limited experience marketing and selling our technology on a licensing basis. In conjunction with the business strategy we adopted in late 2001, we signed our first license contract in December 2001, and have signed numerous more since then; however, there can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing revenue is heavily dependent on a few key deals being completed, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which they are expected. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, and other factors. In addition, in any period, our expectation of licensing revenue is or may be dependent on one or a few licenses being completed. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

Our strategic restructuring program may not be successful.

During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products, to license our technology to companies that participate in markets we do not address and to integrate the operations of our two recently acquired companies, CMD and SCL. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and promoting adoption of the HDMI and serial ATA standards for the consumer electronics and storage markets, respectively. Additionally, in the second quarter of 2002, we transitioned to a licensing model for our storage systems business and are therefore phasing out our board level products through the middle of 2003. We expect that we will continue to generate revenue from sales of products being phased out or de-emphasized for a limited period of time and that costs for selling and marketing these products will be minimal due to the limited resources allocated for this purpose. However, if demand for these products is not sufficient to use our existing inventory, we may incur charges for excess and obsolete inventory. Products to be phased out or de-emphasized represented approximately 25% of our revenue in 2001 and 10% of our revenue for the year ended December 31, 2002. In connection with this program, we have implemented three workforce reductions eliminating 109 positions, or 36% of our third quarter 2001 workforce, and have recorded restructuring expense of $8.6 million.  In addition, we reduced our workforce by 27 people, or approximately 10%, in the first quarter of 2003 in connection with a realignment of our company into lines of business.  In connection with this workforce reduction, we recorded $1.0 million of restructuring expense in the first quarter of 2003.

There is no guarantee that our strategic restructuring program or reorganization will be successful. The markets in which we are promoting new technologies and standards are still developing and evolving, and there can be no assurance as to the rate or extent of adoption of these new technologies and standards.

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

In the storage market, our Fibre Channel product faces competition from companies selling similar discrete products, including Agilent, PMC Sierra and Vitesse, from other Fibre Channel SerDes providers who license their core technology, such as LSI Logic, and from companies that sell HBA controllers with integrated SerDes, such as QLogic and Agilent. In the future, our current or potential customers may also develop their own proprietary solutions that may include integration of SerDes.

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

Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI 1.0 specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying TMDS technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption on December 9, 2002. We cannot predict the rate at which manufacturers will adopt the HDMI specification or if the specification will be adopted at all. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

Our ability to increase sales of our products for display systems depends on host system manufacturers including DVI-compliant transmitters in their systems.

Our success depends on increasing sales of our receiver products to display manufacturers. To increase sales of our receiver products, we need computer manufacturers to incorporate DVI-compliant transmitters in their systems, making these systems digital-ready. During 2002, we introduced a low-cost add-in card that can be used in conjunction with Intel’s 845G chip set to provide an all-digital connection to flat panels. Intel’s 845G chip set is intended to provide an all-digital path on the motherboard bus, and should make it easier to provide digital video out. Use of Intel’s 845G chip set, or any digital path chip set, is not universal and may not gain market acceptance. If computers are not digital-ready, they will not operate with their digital displays, which will limit and may reduce the demand for our digital host and receiver products.

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

•                  An Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;

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

•                  Intel’s technology, including its 845G chip set may lower barriers to entry to other parties who may enter the market and compete with us; and

•                  Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.

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

•                  the availability of cost-effective semiconductors and components for storage subsystems, such as serial ATA-enabled hard drives and serial ATA enabled optical drives (CD and DVD), that implement new interface technologies for the storage market;

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

In particular, the rate of implementation of the serial ATA interface will depend on how quickly drive manufacturers, motherboard and PC providers and chipmakers are able to resolve technical communication and functionality issues to enable a “plug and play” environment in which a computer system is automatically able to recognize and configure storage devices. Resolution of these issues could be time-consuming, and will depend in good measure on the ability of chipmakers to incorporate the required high-speed serial data transfer capabilities into their semiconductors without sacrificing manufacturing yields.

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

A large portion of our revenue is directly or indirectly related to the PC industry and the adoption of new or emerging technologies within the PC industry. Accordingly, we are highly dependent on the adoption of new or emerging technologies within the PC industry, which experienced a slowdown in growth during the second half of 2000 that has continued through the first quarter of 2003. We cannot predict the duration or severity of the downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results, including the adoption of these new or emerging technologies. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

Although we are attempting to broaden our product offerings to include more products for the consumer electronics and storage markets, there can be no guarantee that we will succeed in this effort. To date, we have achieved reasonable success, but if  we fail to consistently achieve design wins in the consumer electronics and storage markets, we will remain highly dependent on the PC industry.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the first quarter of 2003, shipments to World Peace International, an Asian distributor, generated 12% of our revenue and shipments to Weikeng, an Asian distributor, and Sunplus, a licensee, each generated 10% of our revenue.  For the year ended December 31, 2002, shipments to World Peace International generated 15% of our revenue and shipments to Weikeng generated 11% of our revenue.  In addition, an end-customer may buy through multiple distributors, contract manufacturers, and / or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 36% of our revenue in the first quarter of 2003 and 42% of our revenue for the year ended December 31, 2002. The decrease is as expected as our licensing revenue, which is direct, was a higher percentage of our revenue in the first quarter of 2003 than it was in 2002. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

•                  use of leading-edge foundry processes and achievement of high manufacturing yields and low cost testing; and

•                  market acceptance of new products.

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

Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions of other companies. In 2000, we completed the acquisitions of Zillion and DVDO, and in 2001, we completed the acquisitions of CMD and SCL. In April 2003, we acquired TransWarp Networks.  We may acquire additional companies or technologies. Acquisitions involve numerous risks, including, but not limited to, the following:

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

No assurance can be given that our acquisitions of Zillion, DVDO, CMD, SCL or TransWarp or our future acquisitions, if any, will be successful or provide the anticipated benefits, or that they will not adversely affect our business, operating results or financial condition. Failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.

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

We face foreign business, political and economic risks because a majority of our products and our customers’ products are manufactured and sold outside of the United States.

A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the three months ended March 31, 2003 and year ended December 31, 2002, 73% and 72%, respectively, of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

•                  susceptibility to interruptions of travel, including those due to international tensions (including the war in Iraq), the SARS epidemic (particularly affecting the Asian markets we serve), and the financial instability and bankruptcy of major air carriers;

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

In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. Version 1.0 of the specification was published for adoption on December 9, 2002. The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image’s patented underlying TMDS technology along with Intel’s HDCP as the basis for the interface. The founders of the working group have signed a founder’s agreement in which each commits to license certain intellectual property to each other, and to adopters of the specification.

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

Accordingly, companies that implement the HDMI specification in their products can use specific elements of our intellectual property to compete with us. Although there will be license fees and royalties associated with the adopters agreements, there can be no assurance that such license fees and royalties will adequately compensate us for having to license our intellectual property. Fees and royalties received during the early years of adoption will be used to cover costs we incur to promote the HDMI standard and to develop and perform interoperability tests; in addition, after an initial period, the HDMI founders may reallocate the license fees and royalties amongst themselves to reflect each founder’s relative contribution of intellectual property to the HDMI specification.

We have granted Intel rights with respect to our intellectual property, which could allow Intel to develop products that compete with ours or otherwise reduce the value of our intellectual property.

We have entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor’s patents, except for identified types of products. We believe that the scope of our license to Intel excludes our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel’s rights to our patents could reduce the value of our patents to any third party who otherwise might be interested in acquiring rights to use our patents in such products. Finally, Intel could endorse competing products, including a competing digital interface, or develop its own proprietary digital interface. Any of these actions could substantially harm our business and results of operations.

We are and may continue to become the target of securities class action suits which could result in substantial costs and divert management attention and resources.

Securities class action suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation. We believe that these claims are without merit and we intend to defend vigorously against them.  We and certain of our officers, together with certain investment banks and their current or former employees have been named as defendants in a securities class action suit filed against us on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. We believe that these claims are without merit and we intend to defend vigorously against them. However, these claims and any other that may be brought, even if meritless, could require us to incur expenses and could divert our management’s attention and resources. In addition, any unfavorable outcome of either of these litigations could adversely impact our business, financial condition and results of operations.

We are currently engaged in intellectual property litigation that is time-consuming and expensive to prosecute. We may become engaged in additional intellectual property litigation that could be time-consuming, maybe be expensive to prosecute or defend, and could adversely affect our ability to sell our product.

In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In addition, in recent years, there has been an increase in the filing of so-called “nuisance suits,” alleging infringement of intellectual property rights. These claims may be asserted as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit. In addition, as is common in the semiconductor industry, from time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. As each claim is evaluated, we may consider the desirability of entering into settlement or licensing agreements. No assurance can be given that settlements will occur or that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay damages or royalties to a third party, and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis’s behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis’s re-filed counterclaims with prejudice. In September 2002, we filed a motion for summary judgment, upon which the Court has yet to rule. In October 2002, both parties filed several more motions for summary judgment, upon which the Court has yet to rule. Several dispositive motions have subsequently been filed under seal and were heard by the Court in March 2003; the Court has yet to rule on these motions. Depending on the outcome of such motions, a trial date may be set, the case may be dismissed, or other orders may be entered. We intend to prosecute our position vigorously until this matter is resolved.

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

The pressure on our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, new regulations proposed by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as new regulations proposed by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. There have been several proposals on whether and /or how to account for stock options. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

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

In the last two fiscal years and in the first quarter of 2003, we implemented mandatory company-wide shutdowns. Although these shutdown periods represent a cost savings to us, they may be perceived negatively by our customers, vendors and employees. We currently intend to implement a company-wide shutdown during the second half of 2003. In addition, we may continue to implement company-wide shutdowns in future periods, which may negatively impact employee morale or the perception of our company by our customers and vendors. If we elect not to implement these shutdowns, our operating expenses will increase.

Our workforce reductions may seriously harm our business.

In connection with the restructuring program we began in the third quarter of 2001 to focus our business on products and technology in which we have, or believe we can achieve, a leadership position, and the reorganization of the company in the first quarter of 2003 into lines of business, we have implemented four workforce reductions, eliminating a total of 136 positions. As a result of the elimination of these positions, our marketing, sales and customer support capabilities could be reduced, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. These workforce reductions, or future workforce reductions, if any, may reduce employee morale and create concern among existing employees about job security, which could lead to increased turnover. Workforce reductions may also raise concerns among customers, suppliers and other corporate partners regarding our continued viability. Further, these workforce reductions may subject us to the risk of litigation, which could be costly to defend, divert the attention of management and subject us to possible liability for damages.

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the quarter ended March 31, 2003, customers and distributors located in Taiwan generated 40% of our revenue and customers and distributors located in Japan generated 11% of our revenue. For the quarter ended March 31, 2002, customers and distributors located in Taiwan generated 36% of our revenue and customers and distributors located in Japan generated 13% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

In order to respond to the growth we anticipate in our business, we have decided implement a new enterprise resource planning (ERP) system to replace the multiple, sometimes non-interoperable systems currently used in various aspects of our business. We have entered into commitments to purchase software licenses and services, many of which we expect to be expensed and introduced during future periods, particularly our second fiscal quarter of 2003. The ERP system will affect numerous operational and financial systems, reporting and processes. Even after introduction of the new system, it will need to be tested further. In the event that the ERP system is delayed, lacks necessary features, or has runtime errors, or we are unable to train our personnel to use the ERP system in an efficient and timely manner, our business could be adversely affected. Moreover, there can be no assurance that the ERP system will be able to support the anticipated growth of our business. Additionally, systems conversions can be disruptive to a company’s business.

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

The United States has taken, and continues to take, military action against terrorism and has engaged in war with Iraq. In addition, the current nuclear arms crisis in North Korea could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEM’s products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

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

Part II.  Other Information

Item 1.  Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint for the Federal Suit as of February 28, 2002. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’ counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis’ counterclaims without leave to amend. In September 2002, we filed a motion for summary judgment, upon which the Court has yet to rule. In October 2002, both parties filed several more motions for summary judgment, upon which the Court has yet to rule. Several dispositive motions have subsequently been filed under seal and were heard by the Court in March 2003; the Court has yet to rule on these motions. Depending on the outcome of such motions, a trial date may be set, the case may be dismissed, or other orders may be entered. Management intends to prosecute our position vigorously until this matter is resolved. Through March 31, 2003, we have spent approximately $9.4 million on this matter and expect to continue to incur significant costs through at least the second quarter of 2003.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following

Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied underwriters’ motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. At this time, we cannot predict the outcome of this lawsuit; however, we intend to defend this matter vigorously.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. Plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image has not been served with a copy of the complaint. At this time, we cannot predict the outcome of this lawsuit; however, we intend to defend this matter vigorously.

On August 7, 2002, we filed a demand for arbitration with the American Arbitration Association, file #74 Y 117 01399 02 GAP, against the principal shareholders of CMD Technology (CMD) relating to shares held in escrow in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the Silicon Image common stock issued to the principal shareholders of CMD was held in two separate escrow pools as collateral for the indemnification obligations of these shareholders. We previously made indemnification claims against these escrow pools for the release of escrow shares with a value of approximately $5.4 million, which claims were contested by the principal shareholders of CMD. On February 28, 2003, we and the principal shareholders of CMD entered into a settlement agreement and mutual release, pursuant to which our indemnification claims were resolved. As a result of the settlement, we received 949,780 of the escrowed shares, valued at approximately $4.8 million.

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

Item 2.  Changes in Securities and Use of Proceeds

In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us.  The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement.  These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act.  On March 31, 2003, we issued 18,750 shares of our common stock to the Zillion founders pursuant to the exchange agreement.  The issuances of shares were made without general solicitation or advertising and were only made to two individuals.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

10.50       Separation Agreement for Badar Baqai dated April 9, 2003

(b)         Reports on Form 8-K

On February 20, 2003, we filed a current report on Form 8-K to report under Item 5 that Robert G. Gargus, Vice President Finance and Administration and Chief Financial Officer, entered into a Rule 10b5-1 sales plan with Deutsche Bank Alex. Brown.

On March 3, 2003, we filed a current report on Form 8-K to report under Item 5 that Steve Tirado, President and Chief Operating Officer, entered into a Rule 10b5-1 sales plan with Financial West Group/Correspondent Services Corp.

On April 21, 2003, we filed a current report on Form 8-K to report under Item 2 that we have completed our acquisition of TransWarp Networks, Inc.

On April 23, 2003, we furnished a current report on Form 8-K to furnish under Item 12 our earnings release and conference call script and transcript for the first quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2003	Silicon Image, Inc.

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Robert G. Gargus
Robert G. Gargus
Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)