Form 10-Q
period 2003-06-30
SILICON IMAGE INC
filed 2003-08-14
CIK 1003214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of July 31, 2003 was 70,589,476 shares.

Silicon Image, Inc.

Quarterly Report on Form 10-Q

Three and Six Months Ended

June 30, 2003

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Image, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Revenue:
Product	$19,745	$18,222	$39,467	$34,827
Development, licensing and royalties	4,587	1,050	9,541	1,532
Total revenue	24,332	19,272	49,008	36,359

Cost and operating expenses:
Cost of revenue (1)	10,651	9,088	21,841	17,574
Research and development (2)	9,368	8,205	18,205	15,583
Selling, general and administrative (3)	4,355	4,576	8,663	9,510
Stock compensation expense (benefit)	2,253	(3,066)	1,891	7,385
Amortization of intangible assets	373	857	373	1,766
Patent defense and acquisition integration costs	583	683	1,796	1,389
Restructuring	—	3,500	986	5,693
In-process research and development	5,482	—	5,482	—
Impairment of goodwill and intangible assets	—	5,200	—	5,200
Total cost and operating expenses	33,065	29,043	59,237	64,100

Loss from operations	(8,733)	(9,771)	(10,229)	(27,741)
Gain on escrow settlement, net	—	—	4,618	—
Interest income and other, net	67	163	176	433

Net loss	$(8,666)	$(9,608)	$(5,435)	$(27,308)

Net loss per share:
Basic and diluted	$(0.13)	$(0.15)	$(0.08)	$(0.43)

Weighted average shares	69,012	64,580	68,085	64,011

(1) Excludes stock compensation expense (benefit) of $78,000 and $(544,000) for the three months ended June 30, 2003 and June 30, 2002, respectively, and $(57,000) and $379,000 for the six months ended June 30, 2003 and 2002, respectively.

(2) Excludes stock compensation expense (benefit) of $1.8 million and $(833,000) for the three months ended June 30, 2003 and June 30, 2002, respectively, and $2.0 million and $5.1 million for the six months ended June 30, 2003 and 2002, respectively.

(3) Excludes stock compensation expense (benefit) of $334,000 and $(1.7) million for the three months ended June 30, 2003 and June 30, 2002, respectively, and $(20,000) and $2.0 million for the six months ended June 30, 2003 and 2002, respectively.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30, 2003	Dec. 31, 2002

Assets
Cash and cash equivalents	$25,187	$26,263
Short-term investments	5,834	9,570
Accounts receivable, net of allowance for doubtful accounts of $519 at June 30 and at December 31	15,731	11,589
Inventories	7,391	7,301
Prepaid expenses and other current assets	1,405	2,510
Total current assets	55,548	57,233

Property and equipment, net	7,458	6,653
Goodwill	13,021	13,021
Intangible assets, net	3,904	—
Other assets	577	709
Total assets	$80,508	$77,616

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,714	$10,314
Accrued liabilites	9,081	11,183
Capital lease and other obligations	2,821	3,816
Deferred margin on sales to distributors	3,993	4,133
Total current liabilities	25,609	29,446

Shareholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; shares authorized: 150,000,000 - June 30 and December 31; shares issued and outstanding: 70,134,894 - June 30 and 66,639,522 - December 31	70	67
Additional paid-in capital	229,345	214,459
Notes receivable from stockholders	—	(109)
Unearned stock compensation	(9,237)	(6,403)
Accumulated deficit	(165,279)	(159,844)
Total stockholders’ equity	54,899	48,170
Total liabilites and stockholders’ equity	$80,508	$77,616

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30
	2003	2002

Cash flows from operating activities:
Net loss	$(5,435)	$(27,308)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense	1,891	7,385
Amortization of intangible assets	373	1,766
Non-cash restructuring	646	3,965
Impairment of goodwill and intangible assets	—	5,200
In-process research and development expense	5,482	—
Non-cash gain on escrow settlement, before cash costs	(4,692)	—
Depreciation and amortization	2,210	1,999
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(4,142)	(1,736)
Inventories	(90)	(903)
Prepaid expenses and other assets	1,259	709
Accounts payable	(632)	1,226
Accrued liabilities	(2,374)	1,073
Deferred margin on sales to distributors	(140)	1,302
Cash used in operating activities	(5,644)	(5,322)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	7,295	3,477
Purchases of short-term investments	(3,559)	(955)
Acquisition costs, net of cash acquired	3	—
Purchases of property and equipment	(2,560)	(2,193)
Cash provided by investing activities	1,179	329

Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,658	5,285
Repayment of stockholders’ notes receivable	109	61
Repayments of capital lease and other obligations	(1,378)	(1,131)
Cash provided by financing activities	3,389	4,215

Net decrease in cash and cash equivalents	(1,076)	(778)
Cash and cash equivalents — beginning of period	26,263	18,946
Cash and cash equivalents — end of period	$25,187	$18,168

Non-cash investing and financing activities:
Financing of property and equipment	$383	$—
Stock and options issued in connection with the Transwarp acquisition	$14,371	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2003

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with our December 31, 2002 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and its subsidiaries (collectively, the “Company”) at June 30, 2003 and the consolidated results of the Company’s operations and cash flows for the three and six months ended June 30, 2003 and 2002.  All intercompany accounts and transactions have been eliminated.  These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002.  Results of operations for the three and six  months ended June 30, 2003 are not necessarily indicative of future operating results.

2.                                       Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standard Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective beginning the third quarter of fiscal 2003. We believe that the adoption of this standard will have no material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material effect on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.”  EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” We are assessing the potential effect of this guidance, but at this point we do not believe the adoption of EITF 00-21 will have a material effect on our consolidated financial statements.

Had we recorded compensation expense for our stock options based on the grant-date fair value as prescribed by SFAS No. 123 and SFAS No. 148, our net loss would have been as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss — as reported	$(8,666)	$(9,608)	$(5,435)	$(27,308)
Stock-based employee compensation expense determined using fair value method	(5,586)	(6,266)	(11,606)	(12,689)
Stock-based employee compensation cost (benefit) included in the determination of net loss as reported	1,360	(4,506)	949	5,343

Pro forma net loss	$(12,892)	$(20,380)	$(16,092)	$(34,654)

Basic and diluted net loss per share — pro forma	$(0.19)	$(0.32)	$(0.24)	$(0.54)
Basic and diluted net loss per share— as reported	$(0.13)	$(0.15)	$(0.08)	$(0.43)

The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Expected life	5	5	5	5
Interest rate	3.0%	4.0%	3.0%	4.0%
Volatility	90%	90%	90%	90%
Dividend yield	—	—	—	—
Weighted average fair value	$3.69	$7.19	$4.15	$4.74

The weighted average, grant-date fair value of stock purchase rights granted under our Employee Stock Purchase Plan and the assumptions used are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Expected life (years)	1.5	1.5	1.5	1.5
Interest rate	1.3%	1.7%	1.3%	1.7%
Dividend yield	—	—	—	—
Volatility	90%	90%	90%	90%
Weighted average grant date fair value	$2.93	$2.47	$2.76	$2.46

3.                                       Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase, and diluted net loss per share is computed uisng the weighted-average number of common shares and dilute equivalents outstanding during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net loss	$(8,666)	$(9,608)	$(5,435)	$(27,308)

Weighted average shares	69,491	65,118	68,380	64,681

Less: unvested common shares subject to repurchase	(479)	(538)	(295)	(670)

	69,012	64,580	68,085	64,011
Basic and diluted net loss per share	$(0.13)	$(0.15)	$(0.08)	$(0.43)

As a result of our net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The weighted average securities that were anti-dilutive and excluded from our calculation of diluted net loss per share were approximately 21,843,000 and 20,268,000 for the three month periods ended June 30, 2003 and 2002, respectively, and approximately 22,002,000 and 20,777,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Had we been profitable for the three and six month periods ended June 30, 2003, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been  (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Unvested common stock subject to repurchase	468	538	281	670

Stock options	6,612	19,730	6,915	20,107

4.                                       Balance Sheet Components

	June 30, 2003	Dec. 31, 2002
Inventories:
Raw materials	$1,553	$1,376
Work in process	3,037	2,487
Finished goods	2,801	3,438
	$7,391	$7,301

Accrued liabilities:
Accrued payroll and related expenses	$2,440	$2,502
Restructuring accrual	2,354	2,736
Accrued legal fees	757	1,865
Warranty accrual	603	223
Other accrued liabilities	2,927	3,857
	$9,081	$11,183

Warranty Accrual

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligations. Our estimate is based primarily on historical experience.  Warranty accrual activity for the six months ended June 30, 2003 was as follows (in thousands):

Balance at January 1, 2003	$223
Provision for warranties issued during the period	480
Accruals related to pre-existing warranties	—
Cash and other settlements made during the period	(100)
Balance at June 30, 2003	$603

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

The following table summarizes the components of our stock compensation expense (benefit) for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Options granted to employees	$58	$244	$280	$681
Options granted to non-employees	425	625	784	1,226
Option repricings	527	(5,171)	(831)	2,761
Options assumed in connection with acquisitions	1,243	1,236	1,658	2,717
Stock compensation expense (benefit)	$2,253	$(3,066)	$1,891	$7,385

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

In connection with this program, we reduced our workforce in the fourth quarter of 2001 by approximately 60 people, or 20%. This workforce reduction was the initial step in eliminating duplicate positions that resulted from our acquisitions, and also represented the elimination of other positions based on our new product and technology focus. Positions were eliminated from all functional areas–operations, R&D and SG&A. Because of this workforce reduction, we recorded a restructuring expense of $1.5 million in the fourth quarter of 2001, consisting of cash severance-related costs of $599,000, non-cash severance-related costs of $303,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000 and fixed asset write-downs of $50,000. In addition, we reversed $286,000 of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations.

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

Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. For those employees terminated in the three month period ending March 31, 2003, the remaining service period from the communication date did not exceed 60 days. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of  the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions. The fixed asset write-downs in 2001 and 2002 were determined based on the estimated fair value of assets, primarily computer hardware and software that would no longer be utilized after the employees’ termination dates.

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease terms of July 2003 and November 2005. The following table presents restructuring activity for 2001 though June 30, 2003 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(399)	(323)	—	(722)
Non-cash activity	(646)	—	—	(646)
Balance as of June 30, 2003	$79	$2,275	$—	$2,354

7.                                       Debt Facility

In October 2002, we entered into a new debt facility that includes a revolving line of credit of up to $7.5 million, a term loan of $3.6 million, and equipment advances of $1.0 million. Borrowings under the revolving line are limited to the lesser of $7.5 million or our borrowing base of 80% of eligible accounts receivable. The revolving line has a maturity date of September 26, 2003. There were no borrowings outstanding under this line at June 30, 2003. The $3.6 million term loan refinanced $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt, and requires monthly payments through its maturity of October 1, 2004.  During the three months ended March 31, 2003, we borrowed $383,000 under the equipment advances portion of the facility.  This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005.  Equipment advances were available to us only through March 31, 2003; therefore, the unused portion of this facility of $617,000 expired as of March 31, 2003.  All borrowings under the revolving line and the $3.6 million term loan are at prime (4.25% at June 30, 2003) plus 0.25%, and the facility is secured by substantially all of our assets, excluding intellectual property. This facility contains certain quarterly and annual financial covenants with which we must comply. We were not in compliance with one of the quarterly covenants at December 31, 2002; however, we were granted a waiver from the lending institution and were not in default of the loan agreement. As of June 30, 2003, we were in compliance with all of our financial covenants. However, since we were not in compliance at December 31, 2002, and cannot be assured we will be in compliance in the future, we have classified all amounts outstanding under the credit agreement as current liabilities as of June 30, 2003.

8.                                 Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’ counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case.  In January, the parties presented different interpretations of the MOU to the Court.  On July 15, 2003, the Court granted our motion to interpret the

MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU.  On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling.  Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments. To date, we have not recognized any income or revenue associated with the matter, including amounts previously received for which payment was not honored. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until litigation is complete. Management intends to prosecute our position vigorously until this matter is resolved. Through June 30, 2003, we have spent approximately $10.0 million on this matter and expect to continue to incur significant costs through at least the third quarter of 2003, and longer if further litigation based upon or related to the breach of the MOU, or fraud, is commenced, or if Genesis appeals.  Management intends to file a motion for reimbursement of some of our expenses, including some of our legal fees, but there is no assurance that the Court will grant such motion.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied the underwriters’ motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. At this time, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated that has yet to be reviewed and approved by the Court.  In the event that the settlement is approved, we do not expect it to have a material effect on our results of operations or financial position.  In the event that the settlement is not approved, we intend to defend this matter vigorously.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. Plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image has not been served with a copy of the complaint. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants.  We believe that the proposed settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we would defend this matter vigorously.

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

9.                                       Customer and Geographic Information

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Taiwan	$8,622	$6,554	$18,437	$12,639
Japan	3,029	2,196	5,623	4,363
United States	6,567	5,654	13,341	10,181
Hong Kong	1,459	2,043	2,978	3,614
Korea	1,004	1,532	2,125	2,600
Other	3,651	1,293	6,504	2,962
	$24,332	$19,272	$49,008	$36,359

Revenue by product line was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

PC	$7,136	$11,759	$15,929	$23,504
Consumer Electronics	5,255	2,097	8,505	3,506
Storage IC	6,774	2,977	13,410	4,581
Storage Systems	580	1,389	1,623	3,236
Development, licensing and royalties	4,587	1,050	9,541	1,532
	$24,332	$19,272	$49,008	$36,359

For each period presented, substantially all long-lived assets were located within the United States.

For the three months ended June 30, 2003, two customers each generated 15% and 12% of our revenue. For the six months ended June 30, 2003, two customers each generated 13.7% and 11.0% of our revenue and, as of June 30, 2003, 4 customers each represented 12.8%, 9.9%, 8.4% and 8.2% of gross accounts receivable.

For the three months ended June 30, 2002, two customers each generated 14% and 11% of our revenue. For the six months ended June 30, 2002, two customers each generated 13% of our revenue and, as of June 30, 2002, three customers each represented 18%, 13% and 10% of gross accounts receivable.

10.                                 Guarantees

Certain of our  licensing agreements indemnify our customers for expenses or liabilities resulting from claimed infringements of patent, trademark or copyright by third parties related to the intellectual property content of our products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances, the maximum amount of potential future indemnification is not limited. To date, we have not paid any such claims or been required to defend any lawsuits with respect to a claim. However, there can be no assurance that such claims will not be filed in the future.

11.                                 Acquisition

Transwarp Networks, Inc:

In April 2003, we acquired TransWarp Networks, Inc. (“TWN”), a development stage enterprise. Through this transaction, we acquired certain intellectual property and engineering expertise that will enable us to broaden our storage product offerings and to develop more advanced storage products. TWN was acquired by means of a merger, pursuant to which all outstanding shares of TWN’s capital stock were exchanged for shares of Silicon Image’s common stock. In addition, all outstanding options to purchase TWN common stock were converted into options to purchase Silicon Image’s common stock. In accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, this transaction was accounted for as an asset purchase.

The total purchase price was approximately $14.7 million, consisting of the issuance of approximately 2.5 million shares of Silicon Image common stock, valued at $11.4 million, 0.8 million shares of Silicon Image common stock issuable upon exercise of options, valued at $3.0 million, and transaction costs of $0.3 million. The purchase price was allocated as follows (in thousands):

Assembled workforce	$520

Core technology	1,295

Developed technology	548

In-process research and development	5,482

Non-compete agreement	1,914

Net tangible assets acquired	93

Unearned compensation	4,819

Total	$14,671

The assembled workforce will be amortized over 18 months. Developed technology and the non-compete agreement will be amortized over a period of three years (the length of the non-compete agreement), and core technology will be amortized over a period of four years. Unearned compensation will be amortized over the remaining employee vesting period, which ranges from 27 months to 57 months.

The value allocalted to in-process research and development (“IPR&D”) was calculated using established valuation techniques accepted in the high technology industry. These techniques give consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and by our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of IPR&D reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPR&D, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project. A discount rate of 30% was used to determine the net present value of estimated cash flows for this project.

The values assigned to core technology and developed technology were based upon discounted cash flows related to the existing product’s projected income stream. Elements of the projected income stream includes revenue, cost of sales, SG&A expenses and R&D expenses. The discount rates used in the present value calculations range from 20% to 25% and were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle.  Such risks include the useful life of the technology, profitability levels of the technology, and the uncertainty of the technology advances that are known at the date of the acquisition.

Assembled workforce was valued based on the estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, and to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force.

The value of the non-compete agreement was based on the Income Approach, which measures the difference between cash flows generated assuming the existence of the non-compete agreement (assuming no competition exists for the individuals covered by the non-compete) and the cash flows assuming competition. The resulting net cash flows were discounted using a discount rate of 25%.

12.                           Intangible Assets, net

Components of intangible assets are as follows (in thousands):

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Acquired technology	$1,843	$(126)	$10,726	$(10,726)
Non-compete agreement	1,914	(160)	—	—
Assembled workforce	520	(87)	—	—
Patents and other	—	—	2,599	(2,599)
	$4,277	$(373)	$13,325	$(13,325)

Intangible assets not subject to amortization:
Goodwill	$13,021	$—	$13,021	$—

Estimated amortization expense for our intangible assets is as follows for fiscal years ending December 31 (in thousands):

2003 *	$1,118
2004	1,404
2005	1,144
2006	529
2007	82
$4,277

* Includes $373,000 of amortization for the first six months of 2003

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

Products sold into the PC market generated 33% of our revenue in the first six months of 2003, 58% of our revenue in 2002, and 65% of our revenue in the first six months of 2002.

Our PC products are based on PanelLink technology, which is our proprietary implementation of the digital visual interface (DVI) specification that defines a high-speed serial data communication link between computers and digital displays. Despite accelerated DVI adoption, sluggish growth in the host portion of the PC market and a movement among graphic card manufacturers to eliminate the need for discrete transmitters by integrating transmitter functionality into their graphic chips, has resulted in decreased overall demand for discrete transmitters. The display portion of the PC market remains predominantly analog or dual-interface, which is capable of receiving either an analog or digital signal. We do not offer an analog or dual-interface solution, but do partner with other companies to sell multiple-chip solutions into the dual-interface market. These multiple-chip solutions are typically limited to higher end, larger displays operating at resolutions of SXGA and above. In addition, we have licensed certain of our technologies to companies for use in making products for the dual-interface market. We believe that the display portion of the PC market will eventually transition to a pure digital solution, which should result in an expansion of the market suited to our product offering.

Products sold into the CE market generated 17% of our revenue in the first six months of 2003, 11% of our revenue in 2002, and 10% of our revenue in the first six months of 2002. Our CE products offer a secure digital video and audio transmission for consumer devices, such as digital TVs and DVD players. Demand for these products will be driven primarily by the adoption rate of new technologies, such as DVI with HDCP, and industry standards, such as HDMI.

Semiconductor products sold into the storage market generated 27% of our revenue in the first six months of 2003, 15% of our revenue in 2002, and 13% of our revenue in the first six months of 2002. Demand for our storage products is dependent upon the rate at which interface technology transitions from parallel to serial, and the extent to which serial ATA and fibre channel functionality are integrated into chip sets and controllers offered by other companies, which would make our discrete devices unnecessary.

Sales of storage subsystems products generated 3% of our revenue in the first six months of 2003, 8% of our revenue in 2002, and 9% of our revenue in the first six months of 2002. We are phasing out our subsystems products and do not plan on developing, manufacturing and selling new subsystems products in the future. Therefore, we expect sales of such products to represent less than 2% of our revenue in 2003. In conjunction with our decision to phase out our storage systems products, we decided to design products for and/or license our technology to third parties in this market.

We also derive revenue from licensing our intellectual property. Our licensing activity is complementary to our product sales and we believe this activity can help accelerate adoption curves associated with our technology. We expect licensing and royalties to account for approximately 15% to 20% of our revenue over the next few years.

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

In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in each year and most quarterly periods since our inception and, as of June 30, 2003, we had an accumulated deficit of $165 million.

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

On April 7, 2003, we issued approximately 2,501,000 shares of common stock in exchange for all outstanding shares of TransWarp Networks’ (TransWarp) capital stock, and converted all outstanding TransWarp options into options to purchase approximately 760,000 shares of our common stock.  The purchase price for this acquisition was approximately $14.7 million.  Approximately 392,000 shares of our issued common stock will be held in escrow for a period of eighteen months as collateral for indemnity obligations of the principal TransWarp stockholders.   We also assumed TransWarp’s 2002 Stock Option / Stock Issuance Plan, under which a reserve of approximately 116,000 shares of our common stock remained available for future issuance. This transaction has been accounted for as an asset purchase. We expensed $5.5 million of in-process research and development and recorded tangible and intangible assets of $4.3 million in connection with this transaction.

On July 15, 2003, the Federal District Court in Richmond, Virginia, upheld our interpretation of a previously agreed upon Memorandum of Understanding (MOU). On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgement order, Genesis was ordered to make a substantial cash payment, and make royalty payments. To date we have not recognized any income or revenue associated with the matter, including amounts previously received for which payment was not honored. Under the settlement agreement, Genesis was granted a license for the right to use certain non-necessary patent claims referred to in the Digital Visual Interface (DVI) Adopters Agreement. In addition, upon Genesis’ becoming a signatory to the HDMI Adopters Agreement, Genesis will be granted a license for the right to use these claims as part of a High-Definition Multimedia Interface (HDMI) implementation. Genesis also was granted a license to expand use of certain DVI-related patent claims to the consumer electronics marketplace.

Outlook

We expect 2003 revenue to increase from the level achieved in 2002. We also expect to generate positive cash flow during the second half of 2003, independent of any settlement proceeds received in connection with the previously mentioned Genesis settlement.

Our expectation of overall revenue growth in 2003 is based on three assumptions. First, we have achieved numerous design wins in the CE market for DVI with HDCP and HDMI products, and expect these designs to go into production during 2003. Although it is difficult to predict exactly when and how aggressively revenue from these products will ramp during 2003, our expectation is that we will generate significant revenue from these designs and that revenue will grow quarter-over-quarter throughout the remainder of 2003. Second, we believe that the storage market will continue its transitions to 2 Gb fibre channel switches and serial ATA technology, which should result in increasing revenue from our fibre channel and SATALink products. We expect the availability of serial ATA-enabled hard drives and other peripherals to improve, which should enable acceleration of the transition to serial ATA technology. Third, we expect licensing and royalty revenue to reach approximately $18.0 million during 2003, as we continue to implement our strategy of licensing our technology to companies that address market segments in which we have chosen not to directly participate and begin receiving royalties from licenses entered into during 2001 and 2002. These factors will be somewhat offset by decreased revenue within the PC market, which can be attributed primarily to the integration of transmitters in graphics chips. Additionally, revenue from storage systems products is expected to decrease year-over-year due to our transition out of that product line.

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

Since the amount of stock compensation expense we record in any period is dependent on changes in our stock price, we are not able to reasonably estimate the amount of stock compensation we will record in future periods. Therefore, our discussion of gross margin percentage, R&D expense and SG&A expense expectations is on a non-GAAP basis.

Excluding non-cash charges for stock compensation expense, we expect our gross margin percentage in the third quarter of 2003 to increase 2% - 3% from the second quarter of 2003, as a result of a shift in product mix to products with higher gross margins and improved yields and product quality, offset somewhat by declines in average selling prices.

Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense in the third quarter of 2003 to increase approximately 3%-5% from the second quarter of 2003. R&D expense will be incurred for enhancements to existing products and for further development of technology related to consumer electronics and storage applications. Excluding non-cash charges for stock compensation expense, we expect SG&A expense in the third quarter of 2003 to increase approximately 2% from the second quarter of 2003, primarily as a result of increased commissions.

We expect to incur substantial non-cash stock compensation expense in 2003 and future periods as a result of previous stock option repricings, stock options assumed in connection with acquisitions, the issuance of stock options to consultants, and modifications to stock options. We may also incur non-cash stock compensation expense in connection with future acquisitions. The amount of stock compensation expense in each period will fluctuate with changes in our stock price and volatility.  Since the amount of stock compensation expense or benefit in any given period is highly dependent on changes in our stock price, it is not possible for us to reasonably estimate the amount of expense we will incur for a particular period.

During the second half of 2003, we expect to incur $0.7 million of expense for the amortization of intangible assets.

During 2003 and future periods, we may also incur non-cash expenses for the impairment of intangible assets, which is something we cannot reasonably predict or estimate at this time.

Additionally, if our litigation against Genesis is completed during the quarter, and we receive a cash payment from Genesis due to us pursuant to the MOU, we will recognize the settlement funds amount as non-operating income and the amount of the payment attributable to royalties will be recognized as licensing revenues. The amount of legal fees we incur with respect to the litigation matters described above will depend on the duration of our litigation matters, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2003 with respect to the litigation matters described above; however, we do expect to incur substantial amounts through at least the third quarter of 2003, and longer if further litigation based upon or related to the breach of the MOU, or fraud, is commenced, or if Genesis appeals.

Commitments, Contingencies and Concentrations

In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of such a warrant at June 30, 2003 would be $1.5 million.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 45% of our revenue in the second quarter of 2003, 40% of our revenue during the first quarter of 2003, and 41% of our revenue in 2002.  Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. In the second quarter of 2003, 39% of our revenue was generated through distributors, compared to 36% during the first quarter of 2003 and 42% in 2002.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 68% of our revenue in the second quarter of 2003, compared to 71% of our revenue in the first quarter of 2003, and 64% of our revenue in 2002. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

Our lease and debt obligations as of June 30, 2003  are consistent with the information presented in our Form 10K for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standard Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), and is effective beginning the third quarter of fiscal 2003. We believe that the adoption of this standard will have no material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material effect on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21(“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.”  EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes.” We are assessing the potential effect of this guidance, but at this point we do not believe the adoption of EITF 00-21 will have a material effect on our consolidated financial statements.

Results of Operations for the Three and Six Months Ended June 30, 2003, Compared to Results of Operations for the Three and Six Months Ended June 30, 2002

Revenue.   Revenue was $24.3 million for the three months ended June 30, 2003, compared to $19.3 million for the three months ended June 30, 2002, an increase of 26%. Revenue was $49.0 million for the six months ended June 30, 2003, compared to $36.4 million for the six months ended June 30, 2002, an increase of 35%. The $12.6 million increase in revenue during the six month periods is primarily due to increased licensing activity, which contributed an additional $8.0 million of revenue. The remainder of the increase is primarily attributable to our new product offerings in consumer electronics and storage, as well as overall growth in these markets. The effect of these increases was partially offset by a decrease in demand for our PC products, which can be attributed primarily to a higher level of integration of our technology by our customers, which eliminates the need for our discrete products, and decreased revenue from our storage subsystems products, which resulted from our decision to phase out this product line.

Cost of revenue.   Cost of revenue consists primarily of costs incurred to manufacture, assemble, test and ship our products, as well as related overhead costs and provisions for excess and obsolete inventories. Cost of revenue excludes non-cash stock compensation expense (benefit) of $78,000 and $(544,000) for the three months ended June 30, 2003 and 2002, respectively, and $(57,000) and $379,000 for the six months ended June 30, 2003 and 2002, respectively. Including stock compensation expense, our cost of revenue and gross margin (revenue minus cost of revenue, as a percentage of revenue) would have been $10.7 million, or 55.9%, and $8.5 million, or 55.7%, for the three month periods ended June 30, 2003 and 2002, respectively and $21.8 million, or 55.6% of revenue and $18.0 million, or 50.6% of revenue, for the six months ended June 30, 2003 and 2002, respectively. Excluding stock compensation expense, gross margin increased to 55.4% for the six month period ended June 30, 2003, from 51.7% for the same period in 2002. This increase is attributable primarily to increased licensing revenue, which has no associated cost of sales, and, to a lesser extent, reduced sales of storage subsystems products which are lower margin products than our PC products. These factors were offset by decling ASP’s, yield and quality issues for certain new products, and increased sales of storage IC products, which have lower margins than other PC products.

Research and development.   R&D consists primarily of compensation and related costs for employees, fees for independent contractors and development tools and materials. R&D expense was $9.4 million, or 38.5% of revenue, and $8.2 million, or 42.6% of revenue, for the three months ended June 30, 2003 and 2002, respectively. R&D expense was $18.2 million, or 37.1% of revenue, and $15.6 million, or 42.9% of revenue, for the six months ended June 30, 2003 and 2002, respectively.

The increase in absolute dollars in both periods was primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate, as well as additional personnel, including personnel from Transwarp Networks. R&D excludes non-cash stock compensation expense (benefit) of $1.8 million and $(833,000) for the three months ended June 30, 2003 and 2002, respectively. Including stock compensation expense, R&D would have been $11.2 million and $7.4 million, or 45.9% and 38.3% of revenue, for the three months ended June 30, 2003 and 2002, respectively. R&D excludes $2.0 million and $5.1 million of non-cash stock compensation expense for the six months ended June 30, 2003 and 2002, respectively. Including stock compensation expense, R&D would have been $20.2 million and $20.7 million, or 41.2% and 56.9% of revenue, for the six months ended June 30, 2003 and 2002, respectively.

Selling, general and administrative.   SG&A consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. SG&A expense was $4.4 million, or 17.9% of revenue, and $4.6 million, or 23.7% of revenue, for the three months ended June 30, 2003 and 2002, respectively. SG&A expense was $8.7 million, or 17.7% of revenue, and $9.5 million, or 26.2% of revenue, for the six months ended June 30, 2003 and 2002, respectively. The decrease in absolute dollars in both periods was primarily due to a decrease in headcount. SG&A excludes non-cash stock compensation expense (benefit) of $334,000 and $(1.7) million for the three months ended June 30, 2003 and 2002, respectively. Including stock compensation expense, SG&A expense would have been $4.7 million and $2.9 million, or 19.3% and 14.9% of revenue, for the three months ended June 30, 2003 and 2002, respectively. SG&A excludes non-cash stock compensation expense (benefit) of $(20,000) and $2.0 million for the six months ended June 30, 2003 and 2002, respectively. Including stock compensation expense, SG&A expense would have been $8.6 million and $11.5 million, or 17.6% and 31.7% of revenue, for the six months ended June 30, 2003 and 2002, respectively.

Stock compensation expense (benefit).   Stock compensation expense (benefit) was $2.3 million, or 9.3% of revenue, and $(3.1) million, or (15.9)% of revenue, for the three months ended June 30, 2003 and 2002, respectively. Stock compensation expense was $1.9 million, or 3.9% of revenue, and $7.4 million, or 20.3% of revenue, for the six months ended June 30, 2003 and 2002, respectively. The increase in expense during the three month periods was due primarily to higher levels of expense associated with repriced options, as our stock price was higher as of June 30, 2003 than it was as of June 30, 2002. The decrease in expense during the six month periods can be attributed primarily to our stock option repricing programs, which generated a significant amount of expense in the first quarter of 2002 due to a relatively high stock price as of March 31, 2002, which was also the first time the repriced options were in-the-money.

The following table summarizes the components of our stock compensation expense (benefit) for the three and six month periods ended June 30, 2003 and 2002 (in  thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Options granted to employees	$58	$244	$280	$681
Options granted to non-employees	425	625	784	1,226
Option repricings	527	(5,171)	(831)	2,761
Options assumed in connection with acquisitions	1,243	1,236	1,658	2,717
Stock compensation expense (benefit)	$2,253	$(3,066)	$1,891	$7,385

We  will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and non-employees, (2) the repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance. Since the expense associated with our option repricings and grants to non-employees is dependent on our stock price, it will fluctuate from period to period and may increase significantly.

Amortization of intangible assets.   For the three months ended June 30, 2003, we recorded $373,000 of expense for the amortization of intangible assets recorded in connection with our acquisition of Transwarp Networks’ assets. This compares to expense of $857,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, we recorded amortization expense of $373,000 and $1.8 million, respectively. The decrease for both periods is attributable to a lower amount of amortizable intangibles.

Patent defense and acquisition integration costs.   Patent defense and acquisition integration costs were $583,000 and  $1.8 million for the three and six months ended June 30, 2003, compared to $683,000 and $1.4 million for the three and six months ended June 30, 2002. Patent defense costs increased in 2003 due to increased activity in connection with the patent infringement lawsuit we filed against Genesis Microchip in April 2001. Acquisition integration costs represent costs incurred to integrate CMD and SCL.

Restructuring. During the second quarter of 2002, we implemented a third workforce reduction, eliminating 14 positions, in connection with the program we began in the third quarter of 2001. Positions were eliminated from all functional areas - operations, R&D and SG&A. This reduction resulted primarily from our  decision to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our  storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. In connection with this workforce  reduction, we recorded restructuring expense in the second quarter of 2002 of $3.5 million, consisting of cash severance-related costs of $450,000, non-cash severance-related costs of $1.6 million, representing the intrinsic value of modified stock options, and fixed asset write-downs of $1.5 million. The second quarter restructuring expense also included a net benefit of $97,000, resulting from a change in estimate of the amount of space that will be subleased and the lease rate to be obtained. In addition, we reversed $302,000 of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations.

In March 2003, we reorganized the company into lines of business for PC, CE and Storage products to enable us to better manage our long-term growth potential.  In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%.  These reductions were primarily in R&D and operations functions.  Because of this workforce reduction, we recorded a restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000, and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

Severance-related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees.  The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space.  To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space.  This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications, and real estate broker commissions.  The fixed asset write-downs in 2001 and 2002 were determined based on the estimated fair value of assets, primarily computer hardware and software, that would no longer be utilized after the employees’ termination date.

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease terms of July 2003 and November 2005. The following table presents restructuring activity for 2001 though June 30, 2003 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(399)	(323)	—	(722)
Non-cash activity	(646)	—	—	(646)
Balance as of June 30, 2003	$79	$2,275	$—	$2,354

Impairment of goodwill and intangible assets.   In the second quarter of 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we will develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. This decision resulted in a decrease to our estimate of future cash flows from these products, which in turn resulted in a $5.2 million impairment of goodwill and intangible assets acquired in connection with our acquisition of CMD.

In-process research and development (IPR&D).   During the quarter ended June 30, 2003, we completed the acquisition of the assets of Transwarp Networks, Inc. (“TWN”) and recorded a one-time expense of $5.5 million for in-process research and development.  As of the acquisition date, there was one identified development project that met the necessary criteria - Polaris. The value of this project was determined by estimating the future cash flows from the time it was expected to be commercially feasible, discounting the net cash flows to present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, and applicable income taxes. Revenue for Polaris is expected to commence in 2004 and extend through 2007. We based our revenue projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. The discount rate used for this project was 30%, which we believe is appropriate based on the risk associated with technology that is not yet commercially feasible. The percentage of completion for this project was based on research and development expenses incurred immediately prior to the acquisition as a percentage of the total estimated research and development expenses to bring this project to technological feasibility. As of the date of the acquisition, we estimated that Polaris was 17% complete, with total projected costs of approximately $3,250,000.

Given the uncertainties of the commercialization process, we cannot assure you that deviations from our estimates will not occur. We believe there is a reasonable chance of realizing the economic return expected from the acquired in-process technology. However, there is a risk associated with the realization of benefits related to commercialization of an in-process project due to rapidly changing customer needs, complexity of technology and growing competitive pressures. Therefore, we cannot assure you that any project will achieve commercial success. Failure to successfully commercialize an in-process project would result in the loss of the expected economic return inherent in the fair value allocation.

Gain on escrow settlement, net.  During the quarter ended March 31, 2003, we recognized a net gain of $4.6 million associated with settlement of an escrow claim against the selling shareholders of a company we acquired in 2001.

Interest Income and other, net.   Net interest income and other decreased to $67,000 for the three months ended June 30, 2003, from $163,000 for the three months ended June 30, 2002. Net interest income and other decreased to $176,000 for the six months ended June 30, 2003, from $433,000 for the six months ended June 30, 2002. The decrease, in both periods, is primarily due to lower interest rates and, to a lesser extent, a decrease in our cash and investment balances.

Provision for income taxes.   We did not record a provision for income taxes in the three or six months ended June 30, 2003 or June 30, 2002, as we did not generate book or taxable income during those periods.

At  June 30, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $70.0 million that expires in various years through 2022. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the  benefits. Under the Tax Reform Act  of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances. We do not expect to be subject to these restrictions or limitations.

Liquidity and Capital Resources

At June 30, 2003, we had $29.9 million of working capital and $31.0 million of cash, cash equivalents and short-term investments.

Operating activities used $5.6 million of cash for the six months ended June 30, 2003, and $5.3 million of cash during the six months ended June 30, 2002.  During the six months ended June 30, 2003, net income, excluding depreciation, stock compensation expense, amortization of intangible assets, non-cash restructuring charges, non-cash gains on escrow settlement, and the non-cash charge relating to in-process research and development, was $0.5 million. Increases in accounts receivable, inventories, and decreases in accounts payable and accrued liabilities, used $7.2 million of cash, which was partially offset by $1.3 million of cash provided by decreased prepaid expenses and other assets. During the six months ended June 30, 2002, net loss, excluding depreciation, stock compensation expense, amortization and impairment of intangible assets, and non-cash restructuring charges, was $7.0 million, which accounts for most of the cash used in operating activities during this period. Increases in accounts payable, accrued liabilities and deferred margin provided $3.6 million of cash, offset somewhat by a $1.7 million increase in accounts receivable.

We generated $1.2 million of cash from investing activities during the six months ended June 30, 2003, and $329,000 during the six months ended June 30, 2002. The primary source of cash in both periods was net proceeds from purchases and sales of short-term investments of  $3.7 million in 2003 and $2.5 million in 2002, partially offset by capital expenditures of $2.6 million in 2003 and  $2.2 million in 2002.

Financing  activities provided $3.4 million of cash during the six months ended June 30, 2003, and $4.2 million of cash during the six months ended June 30, 2002. Cash provided by financing activities in both periods was primarily from stock option exercises and proceeds from sales of shares under our employee stock purchase plan, partially offset by repayments of our capital lease and other obligations.

Our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2002 as described in our Form 10-K.

Based  on our expected cash usage, we believe our existing cash and short-term investment balance is sufficient to meet our capital and operating requirements for at least the next 12 months. Operating and capital requirements depend on many factors, including the levels at which we generate revenue and maintain margins, inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity and our operating expenses. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to our stockholders or us.

RISK FACTORS

You should carefully consider the following risk factors, together with all other information contained or incorporated by reference in this prospectus, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $40.1 million and $76.1 million for the years ended December 31, 2002 and 2001, respectively, and a net loss of $5.4 million for the six months ended June 30, 2003. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

•       competitive pressures, such as the ability of competitors to successfully introduce products that are more cost-effective or thatoffer greater functionality than our products, including by integrating into their products functionality offered by our products, and the prices set by competitors for their products, and the potential for alliances, combinations, mergers and acquisitions among our competitors;

•                  average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•                  government regulations regarding the timing and extent to which digital content must be made available to consumers;

•                  the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components;

•                  the fact that our licensing revenue is heavily dependent on a few key deals being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected, and our concentrated dependence on a few licensees for substantial portions of our expected licensing revenue;

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

•                  our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;

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

Part of our business strategy is to license certain of our technology to companies that address markets in which we do not want to directly participate. We have limited experience marketing and selling our technology on a licensing basis. In conjunction with the business strategy we adopted in late 2001, we signed our first license contract in December 2001, and have signed others since then; however, there can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing revenue is heavily dependent on a few key deals being completed, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, customer commercialization of the licensed technology, and other factors. In addition, in any period, our expectation of licensing revenue is or may be dependent on one or a few licenses being completed. Licensing that occurs in the course of actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

Our strategic restructuring program may not be successful.

During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products, to license our technology to companies that participate in markets we do not address and to integrate the operations of our two recently acquired companies, CMD Technology and Silicon Communication Lab. In particular, we intend to concentrate on our discrete transmitter and receiver products for PCs and displays, and on developing products and promoting adoption of the HDMI and serial ATA standards for the consumer electronics and storage markets, respectively. Additionally, in the second quarter of 2002, we transitioned to a licensing model for our storage systems business and are therefore phasing out our board level products through the middle of 2003. We expect that we will continue to generate revenue from sales of products being phased out or de-emphasized for a limited period of time and that costs for selling and marketing these products will be minimal due to the limited resources allocated for this purpose. However, if demand for these products is not sufficient to use our existing inventory, we may incur charges for excess and obsolete inventory. Products to be phased out or de-emphasized represented approximately 25% of our revenue in 2001 and 10% of our revenue for the year ended December 31, 2002. In connection with this program, we have implemented three workforce reductions eliminating 109 positions, or 36% of our third quarter 2001 workforce, and have recorded restructuring expense of $8.6 million. In addition, we reduced our workforce by 27 people, or approximately 10%, in the first quarter of 2003 in connection with a realignment of our company into lines of business. In connection with this workforce reduction, we recorded $1.0 million of restructuring expense in the first quarter of 2003.

There is no guarantee that our strategic restructuring program or reorganization will be successful. The markets in which we are promoting new technologies and standards are still developing and evolving, and there can be no assurance regarding the rate or extent of adoption of these new technologies and standards.

We face intense competition in our markets, which may lead to reduced revenue from sales of our products and increased losses.

The PC, CE and storage markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog and DVI based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Matrox, National Semiconductor, nVidia, Phillips, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine are shipping products or have announced intentions to introduce products that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, directly or indirectly, such as the integration of a DVI transmitter into a graphics processing unit or integration of a DVI receiver into a monitor controller.

In the CE market, our digital interface products are used to connect cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and High-bandwidth Digital Content Protection (HDCP), or HDMI with or without HDCP support. Companies that have announced or are shipping DVI-HDCP solutions include TI, Thine, Broadcom and Genesis. In addition, our video processing products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, Mediamatics, Micronas Semiconductor, Oplus, Philips, Pixelworks and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers. We expect competition for HDMI products from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba.

In the storage market, our Fibre Channel products face competition from companies selling similar discrete products, including Agilent, PMC Sierra and Vitesse, from other Fibre Channel SerDes providers who license their core technology, such as LSI Logic, and from companies that sell Host Bust Adaptors (HBA) controllers with integrated SerDes, such as QLogic and Agilent. In the future, our current or potential customers may also develop their own proprietary solutions that may include integration of SerDes.

Our serial ATA products compete with similar products from Marvell and Promise. In addition, other companies such as Adaptec, APT, Intel, LSI Logic, ServerWorks and Vitesse, have developed or announced intentions to develop serial ATA controllers. We also  compete against Intel and other motherboard chip-set makers that have integrated serial ATA functionality into their chipsets.

Our parallel ATA products compete with similar products from Promise and Highpoint. Our RAID controller board products face competition from Mylex, Infortrend, and Chaparral.

Some of these competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our storage products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. In addition, some of our competitors could merge (for example, Genesis and Pixelworks announced, and then terminated, such a merger), which may enhance their market presence. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote more resources to the promotion and sale of their products. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and increase our losses.

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

Demand for our consumer electronics products is dependent on the adoption and widespread use of the HDMI 1.0 specification.

Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI 1.0 specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (TMDS™) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption on December 9, 2002. We cannot predict the rate at which manufacturers will adopt the HDMI specification or if the specification will be adopted at all. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

Our ability to increase sales of our products for display systems depends on host system manufacturers including DVI-compliant transmitters in their systems.

Our success in the PC market depends on increasing sales of our receiver products to display manufacturers. To increase sales of our receiver products, we need computer manufacturers to incorporate DVI-compliant transmitters in their systems, making these systems digital-ready. During 2002, we introduced a low-cost add-in card that can be used in conjunction with Intel’s 845G chip set to provide an all-digital connection to flat panels. Intel’s 845G chip set is intended to provide an all-digital path on the motherboard bus, and should make it easier to provide digital video out. Use of Intel’s 845G chip set, or any digital path chip set, is not universal and may not gain market acceptance. If computers are not digital-ready, they will not operate with digital displays, which will limit and may reduce the demand for our digital host and receiver products.

Our success depends on managing our relationship with Intel.

Intel has a dominant role in many of the markets in which we compete, such as PCs and storage, and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:

•                  Intel has been an investor of ours;

•                  Intel and we have been parties to a business cooperation agreement;

•                  Intel and we are parties to a patent cross-license;

•                  Intel and we worked together to develop HDCP;

•                  An Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;

•                  Intel and we were two of the original founders of the Digital Display Working Group (DDWG);

•                  Intel is a promoter of the serial ATA working group, of which we are a contributor;

•                  Intel is a supplier to us and a customer for our products;

•                  We believe that Intel has the power to drive adoption of DVI and serial ATA by making them widely available in its chip sets and motherboards, which could affect demand for our products;

•                  Intel may potentially integrate the functionality of our products, including fibre channel, serial ATA or DVI, into its own chips and chip sets, thereby displacing demand for some of our products;

•                  Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;

•                  Intel’s technology, including its 845G chip set, may lower barriers to entry to other parties who may enter the market and compete with us; and

•                  Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.

Our cooperation and competition with Intel can lead to positive benefits if managed effectively. If our relationship with Intel is not managed effectively, it could seriously harm our business, negatively affect our revenue, and increase our operating expenses.

Our success depends on the growth of the digital display market.

Our PC business depends on the growth of the digital display market. The potential size of the digital display market and its rate of development are uncertain and will depend on many factors, including:

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

To date, we have achieved a number of design wins for our serial ATA and fibre channel storage products. Even after we have achieved a design win from an Original Equipment Manufacturer (OEM), we may not realize any revenue, or significant revenue, from that OEM since a design win is not a binding commitment to purchase our products and the OEM may not achieve market acceptance for their product. Further delay in serial ATA-enabled drive availability may lead OEMS to re-open their designs and designs we have won may be subject to being lost, which could reduce our revenue and increase our operating expenses in competing to re-win designs.

A significant amount of our revenue is associated with the adoption of new or emerging technologies within the PC industry. The PC industry has slowed and the adoption of these new technologies may not occur as planned.

A large portion of our revenue is directly or indirectly related to the PC industry and the adoption of new or emerging technologies within the PC industry. Accordingly, we are highly dependent on the adoption of new or emerging technologies within the PC industry, which experienced a slowdown in growth during the second half of 2000 that has continued through the second quarter of 2003. We cannot predict the duration or severity of the downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results, including the adoption of these new or emerging technologies. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the first six months of 2003, shipments to World Peace International, an Asian distributor, generated 14% of our revenue, and licensing revenues and royalties from Sunplus accounted for 11% of our revenue. For the year ended December 31, 2002, shipments to World Peace International generated 15% of our revenue, and shipments to Weikeng generated 11% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and / or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

•                  one or more of our customers, including distributors, becomes insolvent or goes out of business;

•                  one or more of our key customers or distributors significantly reduces, delays or cancels orders; or

•                  one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

Due to our entrance into new markets, our customer base has broadened significantly and we therefore anticipate being less dependent on a relatively small number of customers to generate revenue. However, as product mix fluctuates from quarter to quarter, we may become more dependent on a small number of customers or a single customer for a significant portion of our revenue in a particular quarter, the loss of which could adversely affect our operating results.

We sell our products through distributors, which limits our direct interaction with our customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 37% of our revenue in the first six months of 2003, and 42% of our revenue for the year ended December 31, 2002. The decrease is as expected as our licensing revenue, which is direct, was a higher percentage of our revenue in the first six months of 2003 than it was in 2002. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. In 2001 and 2002, we announced our first products for the storage market and we expect to introduce new consumer electronics, storage and DVI products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•                  accurate prediction of market requirements and evolving standards, including enhancements to existing standards such as DVI, HDCP and SATA, and development and adoption of new or emerging standards such as HDMI;

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

Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions. In 2000, we completed the acquisitions of Zillion and DVDO, and in 2001, we completed the acquisitions of CMD and SCL. In April 2003, we acquired TransWarp Networks. We may acquire additional companies or technologies. Acquisitions involve numerous risks, including, but not limited to, the following:

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

No assurance can be given that our acquisitions of Zillion, DVDO, CMD, SCL or TransWarp, or our future acquisitions, if any, will be successful or provide the anticipated benefits, or that they will not adversely affect our business, operating results or financial condition. Failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.

The cyclical nature of the semiconductor industry may create fluctuations in our foundry, test and assembly capacity.

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. For example, demand in the semiconductor industry rose to record levels in 1999, but is currently in a downward cycle. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third party suppliers. Production capacity for semiconductors fabricated using 0.18 micron technology could be subject to allocation, whereby not all of our production requirements would be met. This may impact our ability to meet demand and could also increase our production costs. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

We depend on third-party sub-contractors to manufacture, assemble and test nearly all of our products, which reduces our control over the production process.

We do not own or operate a semiconductor fabrication facility. We rely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce the vast majority all of our semiconductor products. We also rely on Kawasaki, UMC and Atmel, for outside foundry services, and on Amkor and ASE to test certain of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:

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

The nature of our production process is complex, which reduces identification of problems until well into the production cycle or, in some cases, after the product has been shipped.

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

A substantial portion of our business is conducted outside of the United States, and as a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the six months ended June 30, 2003 and year ended December 31, 2002 72% of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

We rely on a combination of patent, copyright, trademark, mask work and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patents will be issued as a result of any applications or, if issued, that any claims allowed will protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. It is possible that existing or future patents may be challenged, invalidated or circumvented and effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, and the outcome often is not predictable. As a result, despite our efforts and expenses, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business.  In addition, practicality also limits our assertion of intellectual property rights.  Patent litigation is expensive and its results are often unpredictable.  Assertion of intellectual property rights often results in counterclaims for perceived violations of the defendant’s intellectual property rights and/or antitrust claims.  Certain parties after receipt of an assertion of infringement will cut off all commercial relationships with the party making the assertion, thus making assertions against suppliers, customers, and key business partners unwise.  Accordingly, if we forgo making such claims, we may risk creating legal and equitable defenses for an infringer.

Our participation in the Digital Display Working Group requires us to license some of our intellectual property for free, which may make it easier for others to compete with us in the DVI PC market.

We are a promoter of the DDWG, which published and promotes the DVI specification. Our strategy includes establishing the DVI specification as the industry standard, promoting and enhancing this specification and developing and marketing products based on this specification and future enhancements. As a result:

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

Securities class action suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated that has yet to be reviewed and approved by the Court.  In the event that the settlement is not approved, we believe that these claims are without merit and we intend to defend vigorously against them. We and certain of our officers, together with certain investment banks and their current or former employees, were named as defendants in a securities class action suit filed against us on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants.  We believe that the settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we intend to defend vigorously against them. However, these claims and any others that may be brought, even if meritless, could require us to incur expenses and could divert our management’s attention and resources. In addition, any unfavorable outcome of either of these litigations could adversely impact our business, financial condition and results of operations.

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

In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis’s behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis’s re-filed counterclaims with prejudice. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case.  In January, the parties presented different interpretations of the MOU to the Court.  On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU.  On August 6, 2003, the Court entered a judgment based on its July 15, 2003 ruling.

There can be no assurance that Genesis will not undertake further efforts to avoid its obligations under the MOU, and that further proceedings (lawsuits, contempt citations, etc.) against Genesis, and certain of its executives, its counsel, its former merger partner, Pixelworks, and others may not be required to obtain compliance or to obtain redress for non-compliance.  There can be no assurance that Genesis will not appeal, and that further delays or noncompliance may be required.  The Court’s ruling of July 15, 2003 also indicated that Genesis may have violated certain provisions of the MOU, including disclosure of confidential information to Pixelworks. On August 5, 2003, Genesis and Pixelworks issued a joint press release terminating their proposed merger. In that press release, Genesis and Pixelworks jointly stated that "Pixelworks has confirmed that prior to signing the merger agreement, it reveiwed the Memorandum of Understanding that purported to settle the lawsuit between Genesis Microchip and Silicon Image, Inc."  The effects of these disclosures  have not been fully analyzed, and may result in further proceedings. While this litigation, including any appeal or derivative proceedings, is pending, Genesis can use the technology covered by these patents to develop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by this patent. Even if we prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products. In addition, if the MOU is unappealed or upheld on appeal, future disputes may occur, including those regarding whether and what intellectual property licenses were granted and the scope of any such licenses and the royalty rates and payment terms for such licenses, whether the MOU was breached, whether consent was fraudulently obtained, and whether a merger partner may succeed to the rights and/or the obligations under the MOU. These disputes may result in additional costly and time-consuming litigation or the license of additional elements of our intellectual property for free.

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

If we take any of these actions, we may be unable to manufacture and sell our products. We may be exposed to liability for monetary damages, the extent of which would be very difficult to accurately predict. In addition, we may be exposed to customer claims, for potential indemnity obligations, and to customer dissatisfaction and a discontinuance of purchases of our products while the litigation is pending. Any of these consequences could substantially harm our business and results of operations.

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

In the last two fiscal years and in the first and second quarters of 2003, we implemented mandatory company-wide shutdowns. Although these shutdown periods represent a cost savings to us, they may be perceived negatively by our customers, vendors and employees. We currently intend to implement a company-wide shutdown during both the third and fourth quarters of 2003. In addition, we may continue to implement company-wide shutdowns in future periods, which may negatively impact employee morale or the perception of our company by our customers and vendors. If we elect not to implement these shutdowns, our operating expenses will increase.

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the six months  ended June 30, 2003, customers and distributors located in Taiwan generated 38% of our revenue and customers and distributors located in Japan generated 11% of our revenue. For the six months  ended June 30, 2002, customers and distributors located in Taiwan generated 35% of our revenue and customers and distributors located in Japan generated 12% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

The United States has taken, and continues to take, military action against terrorism and has engaged in war with Iraq and currently has an occupation force there and in Afghanistan. In addition, the current nuclear arms crisis in North Korea could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEM’s products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalents and short-term investments consist primarily of fixed-income securities that are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not be expected to have a material effect on our near-term results of operations or financial condition. Our long-term capital lease obligations bear interest at fixed rates; therefore, our results of operations would not be affected by immediate changes in  interest rates.  Also, components of our stock compensation expense are tied to our stock price.  Changes in our stock price can have a significant effect on the amount recorded as stock compensation expense.

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

Item 4.  Controls and Procedures

(a)                                                     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and 15(d)-15).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)                                                    There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’ counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. . In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case.  In January, the parties presented different interpretations of the MOU to the Court.  On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments. To date, we have not recognized any income or revenue associated with the matter, including amounts previously received for which payment was not honored. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until litigation is complete. Genesis may appeal.   Management intends to prosecute our position vigorously until this matter is resolved. Through June 30, 2003, we have spent approximately $10.0 million on this matter and expect to continue to incur significant costs through at least the third quarter of 2003, and longer if further litigation based upon or related to the breach of the MOU, or fraud, is commenced, or if Genesis appeals.  Management intends to file a motion for reimbursement of some of our expenses, including some of our legal fees, but there is no assurance that the Court will grant such motion.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters, have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied underwriters’ motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. At this time, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated that has yet to be reviewed and approved by the Court.  In the event that the settlement is approved, we do not expect it to have a material effect on our results or financial position.  In the event that the settlement is not approved, we intend to defend this matter vigorously.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. Plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image has not been served with a copy of the complaint. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants.  We believe that the proposed settlement described above, if approved, would encompass the claims in this case. We believe that these claims are without merit and, if revived, and  not subject to the settlement, we would defend this matter vigorously.

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

The amount of legal fees we incur with respect to the litigation matters described above will depend on the duration of our litigation matters, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2003 with respect to the litigation matters described above; however, we do expect to incur substantial amounts through at least the third quarter of 2003, and longer if further litigation based upon or related to the breach of the MOU, or fraud, is commenced, or if Genesis appeals.

Item 2.  Changes in Securities and Use of Proceeds

In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us.  The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement.  These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act.  On June 30, 2003, we issued 18,750 shares of our common stock to the Zillion founders pursuant to the exchange agreement.  The issuances of shares were made without general solicitation or advertising and were only made to two individuals.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Stockholders on May 20, 2003. The first matter voted upon at the meeting was the election of two Class I directors to serve until the 2006 Annual Meeting of Stockholders. At the meeting, Keith McAuliffe and Douglas Spreng were elected as Class I directors by the following votes:

Name	Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
Keith McAuliffe	53,354,614	—	—	544,880	—
Douglas Spreng	51,776,581	—	—	2,122,913	—

Our board of directors consists of six members and is divided into three classes, with each class consisting of two members and each class serving staggered three-year terms. The term of the Class II directors, who are currently David Hodges and Ronald Schmidt, will expire at the 2004 Annual Meeting of Stockholders, and the term of the Class III directors, who are currently David Courtney, David Lee and Andrew Rappaport, will expire a the 2005 Annual Meeting of Stockholders.

The second matter voted upon at the meeting was the amendments to our 1999 Equity Incentive Plan to increase the size of the automatic annual option grant to directors for board service from 20,000 to 30,000 shares, and to extend the automatic annual option grant to directors for committee service from only the audit and compensation committees to any standing committee of the board. At the meeting, these amendments to the 1999 Equity Incentive Plan were approved by the following vote:

Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
36,591,033	17,244,252	64,209	—	—

The third matter voted upon at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of Silicon Image for the fiscal year ending December 31, 2003. At the meeting, the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
53,513,389	354,574	31,531	—	—

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                                     Exhibits

Exhibit Number	Exhibit Title
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                                    Reports on Form 8-K

On April 21, 2003, we filed a current report on Form 8-K to report under Item 2 that we completed our acquisition of TransWarp Networks, Inc.

On April 23, 2003, we furnished a current report on Form 8-K to furnish under Item 12 our earnings release, conference call script and transcript for the first quarter of 2003.

On May 29, 2003, we filed a current report on Form 8-K to report under Item 5 that David Lee, our Chief Executive Officer and Chairman of the Board, entered into a Rule 10b5-1 sales plan with Deutsche Bank Alex. Brown.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003	Silicon Image, Inc.

/s/ Robert G. Gargus
Robert G. Gargus
Vice President Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.