Form 10-Q
period 2003-09-30
SILICON IMAGE INC
filed 2004-02-17
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☐ No  ☒ and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of October 31, 2003 was 71,628,311 shares.

Silicon Image, Inc.

Quarterly Report on Form 10-Q

Three and Nine Months Ended

September 30, 2003

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Image, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share and footnote amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Revenue:
Product	$22,447	$19,855	$61,914	$54,682
Development, licensing and royalties	1,743	1,530	11,284	3,062
Total revenue	24,190	21,385	73,198	57,744

Cost and operating expenses:
Cost of revenue (1)	11,501	9,797	33,342	27,371
Research and development (2)	9,054	8,580	27,259	24,163
Selling, general and administrative (3)	4,131	3,982	12,794	13,492
Stock compensation expense	1,106	201	2,997	7,586
Amortization of goodwill and intangible assets	373	859	746	2,625
Patent defense and acquisition integration costs	160	2,775	1,956	4,164
Restructuring	—	—	986	5,693
In-process research and development	—	—	5,482	—
Impairment of goodwill and intangible assets	—	—	—	5,200
Total cost and operating expenses	26,325	26,194	85,562	90,294

Loss from operations	(2,135)	(4,809)	(12,364)	(32,550)
Gain on escrow settlement, net	—	—	4,618	—
Interest income and other, net	40	164	216	597

Net loss	$(2,095)	$(4,645)	$(7,530)	$(31,953)

Net loss per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.11)	$(0.50)

Weighted average shares	69,803	65,587	68,431	63,912

(1) Excludes non-cash stock compensation expense (benefit) of $(14,000) and $(144,000) for the three months ended September 30, 2003 and 2002, respectively, and $(71,000) and $234,000 for the nine months ended September 30, 2003 and 2002, respectively.

(2) Excludes non-cash stock compensation expense of $1.0 million and $687,000 for the three months ended September 30, 2003 and 2002, respectively, and $3.0 million and $5.7 million for the nine months ended September 30, 2003 and 2002, respectively.

(3) Excludes non-cash stock compensation expense (benefit) of $94,000 and $(342,000) for the three months ended September 30, 2003 and 2002, respectively, and $74,000 and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively.

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	Sept. 30, 2003	Dec. 31, 2002

Assets
Cash and cash equivalents	$16,247	$26,263
Short-term investments	11,953	9,570
Accounts receivable, net of allowance for doubtful accounts of $620 at September 30 and $519 at December 31	16,744	11,589
Inventories	8,958	7,301
Prepaid expenses and other current assets	1,190	2,510
Total current assets	55,092	57,233

Property and equipment, net	7,768	6,653
Goodwill	13,021	13,021
Intangible assets, net	3,385	—
Other assets	643	709
Total assets	$79,909	$77,616

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,821	$10,314
Accrued liabilites	7,371	11,183
Capital lease and debt obligations	2,277	3,816
Deferred margin on sales to distributors	6,162	4,133
Total current liabilities	23,631	29,446

Shareholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; shares authorized: 150,000,000 - September 30 and December 31; shares issued and outstanding: 71,034,139 - September 30 and 66,639,522 - December 31	71	67
Additional paid-in capital	232,076	214,459
Notes receivable from stockholders	—	(109)
Unearned stock compensation	(8,495)	(6,403)
Accumulated deficit	(167,374)	(159,844)
Total stockholders’ equity	56,278	48,170
Total liabilites and stockholders’ equity	$79,909	$77,616

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2003	2002

Cash flows from operating activities:
Net loss	$(7,530)	$(31,953)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense	2,997	7,586
Amortization of intangible assets	746	2,625
Non-cash restructuring	646	3,965
Impairment of goodwill and intangible assets	—	5,200
In-process research and development expense	5,482	—
Non-cash gain on escrow settlement, before cash costs	(4,692)	—
Provision for doubtful accounts receivable	101	233
Depreciation and amortization	3,321	2,898
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(5,256)	(2,166)
Inventories	(1,657)	(567)
Prepaid expenses and other assets	1,408	1,021
Accounts payable	(2,525)	2,947
Accrued liabilities	(3,938)	997
Deferred margin on sales to distributors	2,029	879
Cash used in operating activities	(8,868)	(6,335)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	4,622	10,370
Purchases of short-term investments	(7,005)	(955)
Acquisition costs, net of cash acquired	3	—
Net purchases of property and equipment	(3,981)	(2,610)
Cash provided by investing activities	(6,361)	6,805

Cash flows from financing activities:
Proceeds from issuances of common stock, net	7,026	6,732
Proceeds from repayment of stockholders’ notes receivable	109	60
Repayments of capital lease and debt obligations	(1,922)	(1,483)
Cash provided by financing activities	5,213	5,309

Net decrease in cash and cash equivalents	(10,016)	5,779
Cash and cash equivalents — beginning of period	26,263	18,946
Cash and cash equivalents — end of period	$16,247	$24,725

Non-cash investing and financing activities:
Financing of property and equipment	$383	$—
Stock and options issued in connection with the Transwarp acquisition	$14,371	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2003

1.             Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with our December 31, 2002 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and its subsidiaries (collectively, the “Company”) at September 30, 2003 and the consolidated results of the Company’s operations and cash flows for the three and nine months ended September 30, 2003 and 2002.  All intercompany accounts and transactions have been eliminated.  These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002.  Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of future operating results.

As previously disclosed, the Company announced that it would delay the filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2003 because an examination had been commenced by its Audit Committee.  The Company’s Audit Committee, with the assistance of independent outside counsel and independent outside consultants, was examining certain matters, principally the Company’s recognition of revenue associated with its licensing transactions in 2002 and 2003.

In February 2004, the Company’s Audit Committee completed its examination. During the course of the examination, the Audit Committee and its outside advisors conducted a thorough review of the Company’s licensing transactions in 2002 and 2003, as well as a review of certain other matters.  As a result of its examination, the Audit Committee concluded that no changes were required to the results previously announced for the quarter ending September 30, 2003, or any prior reporting period.  In its review, the Audit Committee concluded that there were no accounting irregularities and that no member of the Company’s management engaged in misconduct in connection with the matters under examination.

During the course of its examination, the Audit Committee identified certain areas in which the Company’s control environment should be improved.  As a result, the Company, under the direction of the Audit Committee and the Board of Directors, is taking steps to strengthen the Company’s controls.  In connection with these steps, the Company is in the process of restructuring reporting relationships as they relate to licensing revenue; adopting a policy requiring additional documentation of items necessary for licensing revenue recognition decisions; increasing the standardization of licensing deliverables and post-contract customer support for revenue recognition purposes; and formalizing its licensing deal review process.  The Company only began to report revenues from licensing transactions in 2002.  The enhancements to the Company’s controls are in part designed to help the Company adapt to the growing complexity and importance of this additional component of its business strategy.

The Company is also in the process of adopting internal procedures designed to enhance the Company’s overall internal control environment and to increase the level of communication within the management team and between the management team and the Board of Directors, including the Audit Committee.  The Company expects to receive and consider additional recommendations designed to enhance its overall internal control environment.  The Company believes that the steps it is taking and its continued monitoring and improvement of its internal controls are and will remain sufficient to ensure continued compliance with law.

2.             Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities as early as the first fiscal quarter of 2004.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The effective dates of certain elements of FIN 46 have been deferred.   We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

Stock-Based Compensation

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our Consolidated Statements of Operations.

Had we recorded compensation expense for our stock options based on the grant-date fair value as prescribed by SFAS No. 123 and SFAS No. 148, our net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss — as reported	$(2,095)	$(4,645)	$(7,530)	$(31,953)
Stock-based employee compensation expense (benefit) included in the determination of net loss as reported	865	(379)	1,814	4,966
Stock-based employee compensation expense determined using fair value method	(5,125)	(5,997)	(16,738)	(18,686)

Pro forma net loss	$(6,355)	$(11,021)	$(22,454)	$(45,673)

Basic and diluted net loss per share — pro forma	$(0.09)	$(0.17)	$(0.33)	$(0.71)
Basic and diluted net loss per share — as reported	$(0.03)	$(0.07)	$(0.11)	$(0.50)

The grant-date fair value of our stock options was $3.71 and $3.14 for the three months ended September 30, 2003 and 2002, respectively, and $4.11 and $3.82 for the nine months ended September 30, 2003 and 2002, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Expected life	5	5	5	5
Interest rate	3.1%	3.5%	3.4%	3.5%
Volatility	90%	90%	90%	90%
Dividend yield	—	—	—	—

The weighted average, grant-date fair value of stock purchase rights granted under our Employee Stock Purchase Plan was $2.93 and $2.70 for the three months ended September 30, 2003 and 2002, respectively, and $2.76 and $2.64 for the nine months ended September 30, 2003 and 2002, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Expected life (years)	1.5	1.5	1.5	1.5
Interest rate	1.7%	1.8%	1.7%	2.0%
Dividend yield	—	—	—	—
Volatility	90%	90%	90%	90%

3.             Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase, and diluted net loss per share is computed using the weighted-average number of common shares and diluted equivalents outstanding during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net loss	$(2,095)	$(4,645)	$(7,530)	$(31,953)

Weighted average shares	70,645	65,936	69,001	64,476

Less: unvested common shares subject to repurchase	(842)	(349)	(570)	(564)
Weighted average common shares outstanding	69,803	65,587	68,431	63,912
Basic and diluted net loss per share	$(0.03)	$(0.07)	$(0.11)	$(0.50)

As a result of our net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The weighted average securities that were anti-dilutive and excluded from our calculation of diluted net loss per share were approximately 20,603,000 and 19,431,000 for the three month periods ended September 30, 2003 and 2002, respectively, and approximately 21,364,000 and 20,328,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

Had we generated net income for the three and nine month periods ended September 30, 2003 and 2002, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been  (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Unvested common stock subject to repurchase	811	296	408	511
Stock options	5,780	6,575	6,532	9,292
Total	6,591	6,871	6,940	9,803

4.             Balance Sheet Components (in thousands):

	Sept. 30, 2003	Dec. 31, 2002
Inventories:
Raw materials	$2,918	$1,376
Work in process	2,553	2,487
Finished goods	3,487	3,438
	$8,958	$7,301

Accrued liabilities:
Accrued payroll and related expenses	$1,674	$2,502
Restructuring accrual	2,091	2,736
Accrued legal fees	611	1,865
Warranty accrual	271	223
Other accrued liabilities	2,724	3,857
	$7,371	$11,183

Warranty Accrual

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligations.  Our estimate is based primarily on historical experience.  Warranty accrual activity for the nine months ended September 30, 2003 was as follows (in thousands):

Balance at January 1, 2003	$223
Provision for warranties issued during the period	580
Accruals related to pre-existing warranties	—
Cash and other settlements made during the period	(532)
Balance at September 30, 2003	$271

5.             Stock-Based Compensation

We account for stock-based compensation arrangements in accordance with the provisions of APB 25 and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123).” Expense associated with stock-based compensation is amortized over the vesting period of the individual award using an accelerated method, as described in Financial Accounting Standards Board Interpretation No. 28.

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

The following table summarizes the components of our stock compensation expense (benefit) for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Options granted to employees	$42	$260	$322	$941
Options granted to non-employees	389	795	1,173	2,021
Option repricings	(139)	(1,525)	(970)	1,236
Options assumed in connection with acquisitions	814	671	2,472	3,388
Stock compensation expense	$1,106	$201	$2,997	$7,586

6.             Restructuring and Impairment Activities

During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a market leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of two acquired companies—CMD Technology (“CMD”) and Silicon Communication Lab (“SCL”).

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

In connection with our decision to stop selling board products and to transition to a licensing model, we assessed recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144. During the quarter ended September 30, 2002, an impairment expense of $749,000 was recognized for acquired technology and $60,000 was recognized for patent and other intangible assets, based upon our projection of significantly reduced future cash flows. Additionally, we reduced our estimate of the useful lives of the remaining intangible assets subject to amortization such that these assets were fully amortized by the end of 2002. We also tested the carrying value of goodwill for impairment in accordance with SFAS No. 142. As a result of our impairment test, a goodwill impairment expense of $4.4 million was recognized during the second quarter of 2002. To determine the amount of the impairment, we estimated the fair value of our storage systems business based primarily on expected future cash flows. We then reduced this amount by the fair value of identifiable tangible and intangible assets other than goodwill (also based primarily on expected future cash flows), and compared the unallocated fair value of the business to the carrying value of goodwill. To the extent goodwill exceeded the unallocated fair value of the business, an impairment expense was recognized.

In December 2002, we revised our estimate of the loss we expect to incur on subleased facilities and recorded a restructuring expense of $1.5 million. Real estate market conditions deteriorated in the fourth quarter of 2002, causing us to reassess the length of time it would take to find tenants and the fair value lease rate of our available space. As of September 30, 2003, our expected loss on subleased facilities was based on estimated sublease income of approximately $1.0 million over the remaining lease terms. To the extent we are unable to generate $1.0 million of sublease income, our future results of operations and financial condition will be negatively affected.

In March 2003, we reorganized parts of the marketing and product engineering activities of the company into lines of business for personal computer (“PC”), consumer electronics (“CE”) and storage products to enable us to better manage our long-term growth potential.  The central engineering, sales, manufacturing, and general and administrative activities were not organized into the line of business structure.  In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%.  These reductions were primarily in engineering and operations functions.  Because of this workforce reduction, we recorded restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

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

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for 2001 though September 30, 2003 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(434)	(551)	—	(985)
Non-cash activity	(646)	—	—	(646)
Balance as of September 30, 2003	$44	$2,047	$—	$2,091

7.             Debt Facility

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.0% at September 30, 2003) plus 0.25% and requires monthly payments through its maturity of October 1, 2004.  During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of September 30, 2003, $2,230,000 was outstanding under these term loans. Our debt facilities contain certain quarterly and annual financial covenants with which we must comply. We were not in compliance with one of our quarterly covenants regarding adjusted profitability, as defined in the loan agreement, at December 31, 2002 and at September 30, 2003; however, we were granted a waiver from the lending institution and were not in default of the loan agreement. We have classified all amounts outstanding as current liabilities as of September 30, 2003. In the fourth fiscal quarter of 2003, we fell out of compliance with the lending institution’s quarterly covenants regarding providing periodic financial statements and remain so at this time.  As a result, we may be required to repay the loan in full or on demand.

8.             Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D.

Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’ counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. In January, the parties presented different interpretations of the MOU to the Court.  On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling.  Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We have filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. On January 16, 2004, Genesis filed a notice of appeal.  To date, we have not recognized any income or revenue associated with this matter.  Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Management intends to prosecute our position vigorously until this matter is resolved. Through September 30, 2003, we have spent approximately $10.2 million on this matter and expect to continue to incur significant costs through at least the fourth quarter of 2004.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied the underwriters’ motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. A proposed settlement has been negotiated that has yet to be reviewed and approved by the Court.  In the event that the settlement is approved, we do not expect it to have a material effect on our results of operations or financial position.  In the event that the settlement is not approved, we could not accurately predict the outcome the litigation, but we intend to defend this matter vigorously.

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

Certain officers and directors of Silicon Image have been named as defendants in consolidated shareholder derivative litigation, captioned “In re Silicon Image, Inc. Derivative Litigation, No. 1:03CV010302”, commenced on December 4, 2003 and pending in the Superior Court of California, County of Santa Clara.  Plaintiffs purport to sue the individual defendants on behalf of Silicon Image.  The lawsuit alleges that as a result of the recently completed examination conducted by the Audit Committee of Silicon Image’s Board of Directors, Silicon Image will be required to restate its financial results for 2002 and 2003.  The lawsuit further alleges that such a restatement would be due to breaches by the individual defendants of their fiduciary duties to Silicon Image; that certain of the individual defendants are liable to Silicon Image for insider trading under California law; and that the individual defendants are liable to Silicon Image for mismanagement, abuse of control, and waste.  Before filing suit, plaintiffs did not make a demand upon the board of directors to pursue any such claims directly on behalf of Silicon Image.  With the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the lawsuit may be moot in whole or in part, although plaintiffs may amend the complaint once as a matter of right.  The individual defendants believe the lawsuit is without merit, and they intend to defend the action vigorously if plaintiffs do not amend it.  We cannot predict what claims plaintiffs might assert in an amended complaint.

Silicon Image and certain of its officers have been named as defendants in consolidated securities class action litigation captioned “In re Silicon Image, Inc. Securities Litigation, No. C-03-5579 JW PVT”, commenced on December 11, 2003 and pending in the United States District Court for the Northern District of California.  Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between April 15, 2002 and November 15, 2003.  The lawsuit alleges that Silicon Image had materially overstated its licensing revenue, net income and financial results during this time period, and that Silicon Image was being forced to restate its financial results.  With the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the lawsuit may be moot in whole or in part, although plaintiffs may amend the complaint once as a matter of right.  We believe the lawsuit is without merit, and intend to defend the action vigorously if plaintiffs do not amend it.  We cannot predict what claims plaintiffs might assert in an amended complaint.

In addition, we have been named as defendants in a number of judicial and administrative proceedings incidental to our business and may be named again from time to time. We intend to defend such matters vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations or financial position.

9.             Customer and Geographic Information

Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Taiwan	$6,926	$6,944	$25,362	$19,583
Japan	3,772	2,881	9,395	7,244
United States	7,419	6,083	20,760	16,264
Hong Kong	1,538	3,094	4,516	6,708
Korea	1,624	1,575	3,748	4,175
Other	2,911	808	9,417	3,770
	$24,190	$21,385	$73,198	$57,744

For each period presented, substantially all long-lived assets were located within the United States.

Revenue by product line was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

PC	$8,270	$13,274	$24,416	$36,778
Consumer Electronics	7,628	2,583	15,942	6,089
Storage IC	6,250	2,461	19,634	7,042
Storage Systems	299	1,537	1,922	4,773
Development, licensing and royalties	1,743	1,530	11,284	3,062
	$24,190	$21,385	$73,198	$57,744

For the three months ended September 30, 2003, two customers each generated 15% and 11% of our revenue. For the nine months ended September 30, 2003, one customer generated 14% of our revenue and, as of September 30, 2003, one customer represented 18% of gross accounts receivable.

For the three months ended September 30, 2002, one customer generated 15% of our revenue. For the nine months ended September 30, 2002, two customers each generated 14% and 12% of our revenue.

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

11.           Acquisition

Transwarp Networks, Inc:

In April 2003, we acquired TransWarp Networks, Inc. (“TWN”), a development stage enterprise. Through this transaction, we acquired certain intellectual property and engineering expertise to enable us to broaden our storage product offerings and to develop more advanced storage products. TWN was acquired by means of a merger, pursuant to which all outstanding shares of TWN’s capital stock were exchanged for shares of Silicon Image’s common stock. In addition, all outstanding options to purchase TWN common stock were converted into options to purchase Silicon Image’s common stock. In accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, this transaction was accounted for as a purchase of assets.

The total purchase price was approximately $14.5 million, consisting of the issuance of approximately 2.5 million shares of Silicon Image common stock, valued at $11.4 million, 0.8 million shares of Silicon Image common stock issuable upon exercise of options, valued at $3.0 million, and transaction costs of $0.1 million. The purchase price was allocated as follows (in thousands):

Assembled workforce	$502

Core technology	1,251

Developed technology	529

In-process research and development	5,482

Non-compete agreement	1,849

Net tangible assets acquired	93

Unearned compensation	4,819

Total	$14,525

The total purchase price was revised from $14.7 million to $14.5 million during the quarter ended September 30, 2003,  to reflect actual expenses relating to legal fees incurred in connection with the acquisition of TWN.

The assembled workforce will be amortized over 18 months. Developed technology and the non-compete agreement will be amortized over a period of three years (the length of the non-compete agreement), and core technology will be amortized over a period of four years. Unearned compensation will be amortized over the remaining employee vesting period, which ranges from 27 months to 57 months.

The value allocated to in-process research and development (“IPR&D”) was calculated using established valuation techniques accepted in the high technology industry. These techniques give consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and by our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of IPR&D reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPR&D, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project. As of the acquisition date, there was one identified development project that met the necessary criteria – “Polaris.”  The value of this project was determined by estimating the future cash flows from the time it was expected to be commercially feasible, discounting the net cash flows to present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, and applicable income taxes. Revenue for Polaris is expected to commence in 2004 and extend through 2007. A discount rate of 30% was used to determine the net present value of estimated cash flows for this project. The percentage of completion for this project was based on research and development expenses incurred immediately prior to the acquisition as a percentage of the total estimated research and development expenses required to bring this project to technological feasibility. As of the date of the acquisition, we estimated that Polaris was 17% complete, with total projected costs of approximately $3,250,000.

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

12.           Intangible Assets, net

Components of intangible assets are as follows (in thousands):

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Acquired technology	$1,780	$(253)	$10,726	$(10,726)
Non-compete agreement	1,849	(319)	—	—
Assembled workforce	502	(174)	—	—
Patents and other	—		2,599	(2,599)
	$4,131	$(746)	$13,325	$(13,325)
Intangible assets not subject to amortization:
Goodwill	$13,021	$—	$13,021	$—

Estimated future amortization expense for our intangible assets is as follows for fiscal years ending December 31 (in thousands):

2003	$355
2004	1,346
2005	1,098
2006	508
2007	78
$3,385

As of September 30, 2003, we reduced accrued liabilities and the amount of intangible assets subject to amortization by approximately $147,000 to reflect actual expenses incurred in connection with the acquisition of Transwarp Networks, Inc. This amount was allocated to individual balances based on their relative values. We will perform an impairment review related to goodwill during the quarter ending December 31, 2003.

13.           Escrow Settelment

On August 7, 2002, we filed a demand for arbitration with the American Arbitration Association, file #74 Y 117 01399 02 GAP, against the principal shareholders of CMD Technology (“CMD”) relating to shares held in escrow in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the Silicon Image common stock issued to the principal stockholders of CMD was held in two separate escrow pools as collateral for the indemnification obligations of these shareholders. We previously made indemnification claims against these escrow pools for the release of escrow shares with a value of approximately $5.4 million, which claims were contested by the principal shareholders of CMD. On February 28, 2003, we and the principal shareholders of CMD entered into a settlement agreement and mutual release, pursuant to which our indemnification claims were resolved. As a result of the settlement, we received 949,780 of the escrowed shares, valued at approximately $4.7 million, and recorded a net non-operating gain of $4.6 million in the first quarter of 2003.

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

Audit Committee Examination

As previously disclosed, the Company announced that it would delay the filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2003 because an examination had been commenced by its Audit Committee.  The Company’s Audit Committee, with the assistance of independent outside counsel and independent outside consultants, was examining certain matters, principally the Company’s recognition of revenue associated with its licensing transactions in 2002 and 2003.

In February 2004, the Company’s Audit Committee completed its examination. During the course of the examination, the Audit Committee and its outside advisors conducted a thorough review of the Company’s licensing transactions in 2002 and 2003, as well as a review of certain other matters.  As a result of its examination, the Audit Committee concluded that no changes were required to the results previously announced for the quarter ending September 30, 2003, or any prior reporting period.  In its review, the Audit Committee concluded that there were no accounting irregularities and that no member of the Company’s management engaged in misconduct in connection with the matters under examination.

During the course of its examination, the Audit Committee identified certain areas in which the Company’s control environment should be improved.  As a result, the Company, under the direction of the Audit Committee and the Board of Directors, is taking steps to strengthen the Company’s controls.  In connection with these steps, the Company is in the process of restructuring reporting relationships as they relate to licensing revenue; adopting a policy requiring additional documentation of items necessary for licensing revenue recognition decisions; increasing the standardization of licensing deliverables and post-contract customer support for revenue recognition purposes; and formalizing its licensing deal review process.  The Company only began to report revenues from licensing transactions in 2002.  The enhancements to the Company’s controls are in part designed to help the Company adapt to the growing complexity and importance of this additional component of its business strategy.

The Company is also in the process of adopting internal procedures designed to enhance the Company’s overall internal control environment and to increase the level of communication within the management team and between the management team and the Board of Directors, including the Audit Committee.  The Company expects to receive and consider additional recommendations designed to enhance its overall internal control environment.  The Company believes that the steps it is taking and its continued monitoring and improvement of its internal controls are and will remain sufficient to ensure continued compliance with law.

Overview

Silicon Image designs, develops and markets semiconductor products for applications that require high-bandwidth, cost-effective solutions for high-speed digital data communications. The markets into which we sell our products are personal computer (“PC”), consumer electronics (“CE”) and storage.

Products sold into the PC market have been declining as a percentage of our total revenues and generated 33% of our revenue in the first nine months of 2003, 58% of our revenue in 2002, and 64% of our revenue in the first nine months of 2002.

Our PC products are based on PanelLink technology, which is our proprietary implementation of the Digital Visual Interface (“DVI”) specification that defines a high-speed serial data communication link between computers and digital displays. The display portion of the PC market remains predominantly analog or dual-interface, which is capable of receiving either an analog or digital signal. We do not offer an analog or dual-interface solution, but do partner with other companies to sell multiple-chip solutions into the dual-interface market. These multiple-chip solutions are typically limited to higher end, larger displays operating at resolutions of SXGA and above. In addition, we have licensed certain of our technologies to companies for use in making products for the dual-interface market. We believe that the display portion of the PC market will eventually transition to a pure digital solution, which should result in an expansion of the market suited to our product offering.

Products sold into the CE market have been increasing as a percentage of our total revenues and generated 22% of our revenue in the first nine months of 2003, 11% of our revenue in 2002, and 11% of our revenue in the first nine months of 2002. Our CE products offer a secure digital video and audio transmission for consumer devices, such as digital TVs and DVD players. Demand for these products will be driven primarily by the adoption rate of new technologies, such as DVI with High-Bandwidth Digital Content Protection (“HDCP”), and industry standards, such as High-Definition Multimedia Interface (“HDMI”).

Semiconductor products sold into the storage market have been increasing as a percentage of our total revenues and generated 27% of our revenue in the first nine months of 2003, 15% of our revenue in 2002, and 12% of our revenue in the first nine months of 2002. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, and the extent to which serial ATA and fibre channel functionality are integrated into chip sets and controllers offered by other companies, which would make our discrete devices unnecessary.

Sales of storage subsystems products generated 3% of our revenue in the first nine months of 2003, 8% of our revenue in 2002, and 8% of our revenue in the first nine months of 2002. We are phasing out our subsystems products and do not plan on developing, manufacturing and selling new subsystems products in the future. Therefore, we expect sales of such products to represent less than 2% of our revenue in 2003. In conjunction with our decision to phase out our storage systems products, we decided to design products for and/or license our technology to third parties in this market.

We also derive revenue from licensing our intellectual property. License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery, and we may enter into agreements requiring customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available and rely upon estimates in lieu of actual royalty reports when we have a sufficient history base of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment.  As a result of our use of estimates, period-to-period numbers are “trued” up in the following period to reflect actual units shipped. To date, such “true up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty payments are received.

Our licensing activity is complementary to our product sales because we believe this activity can help accelerate adoption curves associated with our technology. Revenue from development, licensing and royalties accounted for 15% and 5% of our revenue for the nine months ended September 30, 2003 and 2002, respectively. We expect licensing and royalties to account for approximately 10% to 15% of our revenue for the foreseeable future. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances.  Although we attempt to make these factors predictable, many of these factors require significant judgments.  Licensing revenues could fluctuate significantly from period to period and because of their high margin content they can have a disproportionate impact on gross margins and profitability.

In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in all but one quarterly period since our inception and, as of September 30, 2003, we had an accumulated deficit of $167 million.

Prior to 2000 we focused most of our efforts on the sale and development of PanelLink transmitters, receivers and controllers for the PC/Display market.  In 2000, we began focusing our resources on entering two new markets, storage and consumer electronics (CE) , which we believed would grow significantly and in which we believed we could apply our technology and expertise in high-speed serial interfaces. During 2000, we acquired Zillion, a developer of high-speed transmission technology for data storage applications, and DVDO, a provider of digital video processing systems for the CE market.

In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue and restructuring the company to improve profitability. During 2001, we acquired CMD, a provider of storage subsystems and semiconductors designed for storage area networks, and SCL, a provider of mixed-signal and high-speed circuit designs.

During 2002, we achieved double-digit revenue growth in each fiscal quarter, resulting in record annual revenue of $81.5 million, which was a 57% increase from 2001 revenue levels. We also began to see the benefits of our diversification strategy, which resulted in establishing a presence in the CE and storage markets, both of which are expected to experience strong growth rates during the next several years. Additionally, we were able to successfully leverage our intellectual property to generate $6.7 million of development and licensing revenue.  We also focused on improving our profitability and reducing our cash usage rate.

A large portion of the company’s sucess is dependent upon the adoption of emerging technologies inherent in its product offerings.  During the first nine months of 2003 the company’s revemue growth rate slowed as we experienced delays in the adoption of the SATA technology and a loss of market share in PC/Display related products that migrated either to integrated solutions or to competitive alternatives. The CE business continued to exhibit strong revenue growth during this period as the implementation of DVI based solutions combined with HDMI adoption in the CE market exceeded expectations. We continue to focus on revenue growth opportunities and improving profitability.

On April 7, 2003, we issued approximately 2,501,000 shares of common stock in exchange for all outstanding shares of TransWarp Networks (“TWN”) capital stock, and converted all outstanding TWN options into options to purchase approximately 760,000 shares of our common stock.  The purchase price for this acquisition was approximately $14.5 million.  Approximately 392,000 shares of our issued common stock will be held in escrow for a period of eighteen months as collateral for indemnity obligations of the principal TWN stockholders.   We also assumed TWN’s 2002 Stock Option / Stock Issuance Plan, under which a reserve of approximately 116,000 shares of our common stock remained available for future issuance. This transaction has been accounted for as an asset purchase. We expensed $5.5 million of in-process research and development and recorded tangible and intangible assets of $4.3 million in connection with this transaction.

On July 15, 2003, the Federal District Court in Richmond, Virginia, upheld our interpretation of a previously agreed upon Memorandum of Understanding (MOU) with Genesis. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgement order, Genesis was ordered to make a substantial cash payment, and make royalty payments; although Genesis has made some cash payment to the Court, it has not made all the payments that are required under the final judgment order. We have filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors.  On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order.  On January 16, 2004, Genesis filed a notice of appeal.  To date we have not recognized any income or revenue associated with the matter. Under the settlement agreement, Genesis was granted a license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, upon Genesis’ becoming a signatory to the HDMI Adopters Agreement, Genesis will be granted a license for the right to use these claims as part of their HDMI implementation. Genesis also was granted a license to expand use of certain DVI-related patent claims to the consumer electronics marketplace.

Commitments, Contingencies and Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 46% of our revenue in the third quarter of 2003, 44% of our revenue during the first three quarters of 2003, and 41% of our revenue in 2002.  Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. In the third quarter of 2003, 41% of our revenue was generated through distributors, compared to 42% in 2002.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 66% of our revenue in the third quarter of 2003, compared to 67% of our revenue in the second quarter of 2003, and 64% of our revenue in 2002. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of such a warrant at September 30, 2003 would be $1.2 million.

Our lease and debt obligations as of September 30, 2003 are consistent with the information presented in our Form 10-K for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities as early as the first fiscal quarter of 2004.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The effective dates of certain elements of FIN 46 have been deferred.   We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

Results of Operations for the Three and Nine Months Ended September 30, 2003, Compared to Results of Operations for the Three and Nine Months Ended September 30, 2002

Revenue.   Revenue was $24.2 million for the three months ended September 30, 2003, compared to $21.4 million for the three months ended September 30, 2002, an increase of 13%. Revenue was $73.2 million for the nine months ended September 30, 2003, compared to $57.7 million for the nine months ended September 30, 2002, an increase of 27%. The $15.5 million increase in revenue during the nine month periods is primarily due to increased licensing activity, which contributed an additional $8.2 million of revenue. Increased licensing activity contributed $0.2 million of the $2.8 million increase in revenue for the three months ended September 30, 2003. The company licenses its technology in each of its three areas of business but usually limits the scope of the license to market areas that are complementary to our product sales and that do not directly compete with our direct product offerings. The remainder of the increase is primarily attributable to our new product offerings in consumer electronics and storage, as well as overall growth in these markets. The effect of these increases was partially offset by a decrease in demand for our PC products, which can be attributed to weak overall demand for PC’s and to a higher level of integration of our technology by our customers, which eliminates the need for our discrete products, and decreased revenue from our storage subsystems products, which resulted from our decision to phase out this product line.

Cost of revenue.   Cost of revenue consists primarily of costs incurred to manufacture, assemble, test and ship our products, as well as related overhead costs and provisions for warranty obligations and excess and obsolete inventories. Cost of revenue excludes non-cash stock compensation expense (benefit) of $(14,000) and $(144,000) for the three months ended September 30, 2003 and 2002, respectively, and $(71,000) and $234,000 for the nine months ended September 30, 2003 and 2002, respectively. Including stock compensation expense, our cost of revenue and gross margin (revenue minus cost of revenue, as a percentage of revenue) would have been $11.5 million, or 52.5%, and $9.7 million, or 54.9%, for the three month periods ended September 30, 2003 and 2002, respectively, and $33.3 million, or 54.5% of revenue, and $27.6 million, or 52.2% of revenue, for the nine months ended September 30, 2003 and 2002, respectively. Excluding stock compensation expense, gross margin increased to 54.4% for the nine month period ended September 30, 2003, from 52.6% for the same period in 2002. This increase is attributable primarily to increased licensing revenue, which has no associated cost of sales, and, to a lesser extent, reduced sales of storage subsystems products which are lower margin products than our PC and CE products. These factors were offset by declines in average selling prices (“ASP’s”), first half of the year yield and quality issues related to certain new products, and increased sales of storage IC products, which have lower margins than PC and CE products.  Gross margin excluding licensing and non-cash stock compensation was $10.9 million, or 45% of revenue for the three months ended September 30, 2003, and $28.6 million, or 39% for the nine months ended September 30, 2003.  The comparable 2002 numbers are $10.1 million, or 47% of revenue for the the three months ended September 30, 2002, and $27.3 million, or and 47% of revenue for the three months ended September 30, 2002.

Research and development (“R&D”).   R&D consists primarily of compensation and related costs for employees, fees for independent contractors and development tools and materials. R&D expense was $9.1 million, or 37.4% of revenue, and $8.6 million, or 40.1% of revenue, for the three months ended September 30, 2003 and 2002, respectively. R&D expense was $27.3 million, or 37.2% of revenue, and $24.2 million, or 41.8% of revenue, for the nine months ended September 30, 2003 and 2002, respectively.  The increase in absolute dollars in both periods was primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate, as well as additional personnel, including personnel from Transwarp Networks. R&D excludes non-cash stock compensation expense of $1.0 million and $687,000 for the three months ended September 30, 2003 and 2002, respectively. Including stock compensation expense, R&D would have been $10.1 million and $9.3 million, or 41.7% and 43.3% of revenue, for the three months ended September 30, 2003 and 2002, respectively. R&D expense excludes $3.0 million and $5.7 million of non-cash stock compensation expense for the nine months ended September 30, 2003 and 2002, respectively. Including stock compensation expense, R&D expense would have been $30.3 million and $29.9 million, or 41.3% and 51.7% of revenue, for the nine months ended September 30, 2003 and 2002, respectively.

Selling, general and administrative.   SG&A consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. SG&A expense was $4.1 million, or 17.1% of revenue, and $4.0 million, or 18.6% of revenue, for the three months ended September 30, 2003 and 2002, respectively. SG&A expense was $12.8 million, or 17.5% of revenue, and $13.5 million, or 23.4% of revenue, for the nine months ended September 30, 2003 and 2002, respectively. The increase in absolute dollars for the three months ended September 30, 2003 can be attributed to increased headcount that has been added to support the company’s growth. The decrease in absolute dollars for the nine months ended September 30, 2003 was primarily due to a decrease in headcount as headcount was reduced throughout 2002 to eliminate duplicate positions and to align our cost structure with expected revenue levels. SG&A excludes non-cash stock compensation expense (benefit) of $94,000 and $(342,000) for the three months ended September 30, 2003 and 2002, respectively. Including stock compensation expense, SG&A expense would have been $4.2 million and $3.6 million, or 17.5% and 17.0% of revenue, for the three months ended September 30, 2003 and 2002, respectively. SG&A excludes non-cash stock compensation expense of $74,000 and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively. Including stock compensation expense, SG&A expense would have been $12.9 million and $15.1 million, or 17.6% and 26.2% of revenue, for the nine months ended September 30, 2003 and 2002, respectively.

Stock compensation expense (benefit).   Stock compensation expense was $1.1 million, or 4.6% of revenue, and $201,000, or 0.9% of revenue, for the three months ended September 30, 2003 and 2002, respectively. Stock compensation expense was $3.0 million, or 4.1% of revenue, and $7.6 million, or 13.1% of revenue, for the nine months ended September 30, 2003 and 2002, respectively. The increase in expense for the three month periods was due primarily to a higher stock price, which resulted in more expense associated with our repriced options. The decrease in expense for the nine month periods can be attributed primarily to our stock price being higher in 2002 than it was in 2003 which generated expense associated with our stock option repricings, as well as to a decrease in expense associated with options granted to employees and options assumed in connection with acquisitions, as certain options became fully expensed and did not generate as much expense in 2003.

The following table summarizes the components of our stock compensation expense (benefit) for the three and nine month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Options granted to employees	$42	$260	$322	$941
Options granted to non-employees	389	795	1,173	2,021
Option repricings	(139)	(1,525)	(970)	1,236
Options assumed in connection with acquisitions	814	671	2,472	3,388
Stock compensation expense	$1,106	$201	$2,997	$7,586

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

Amortization of intangible assets.   For the three months ended September 30, 2003, we recorded $373,000 of expense for the amortization of intangible assets recorded in connection with our acquisition of TWN’s assets. This compares to expense of $859,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, we recorded amortization expense of $746,000 and $2.6 million, respectively. The decrease for both periods is attributable to a lower amount of amortizable intangibles.

Patent defense and acquisition integration costs.   Patent defense and acquisition integration costs were $160,000 and  $2.0 million for the three and nine months ended September 30, 2003, compared to $2.8 million and $4.2 million for the three and nine months ended September 30, 2002. Patent defense costs were higher during 2002 primarily as a result of a higher level of legal activity associated with the patent infringement lawsuit we filed against Genesis Microchip in April 2001. Acquisition integration costs represent costs incurred to integrate CMD and were not significant for any period presented.

Restructuring. During the first quarter of 2002, we implemented a workforce reduction in connection with the program we began in the third quarter of 2001, eliminating 35 positions or 13% of our workforce. Positions were eliminated from all functional areas – operations, R&D and SG&A. This reduction resulted from the continued integration of recently acquired companies, as well as continued execution of our product and technology strategy, whereby we decided to phase out the legacy storage subsystem board products we acquired from CMD and to develop new board products only if we believed it would facilitate or accelerate the use of our storage semiconductor products. In connection with this workforce reduction, we recorded restructuring expense in the first quarter of 2002 of $2.2 million, consisting of cash severance-related costs of $198,000, non-cash severance-related costs of $318,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $1.2 million and fixed asset write-downs of $500,000 for assets to be disposed of. In addition, we reversed $76,000 of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations. Since some of the affected employees had termination dates in the second quarter of 2002, we recorded additional expense at that time for the modification of their stock options.

In April 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. In connection with this decision, we implemented a third workforce reduction, eliminating 14 positions, or 5%, of our workforce and recorded a restructuring expense of $3.5 million, consisting of cash severance-related costs of $450,000, non-cash severance-related costs of $1.6 million representing the intrinsic value of modified stock options and fixed asset write-downs of $1.5 million. We also reversed $302,000 of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations.

In March 2003, we reorganized parts of the marketing and product engineering activities of the company into lines of business for personal computer (“PC”), consumer electronics (“CE”) and storage products to enable us to better manage our long-term growth potential The central engineering, sales, manufacturing , and general and administrative activities were not organized into the line of business structure.  In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%.  These reductions were primarily in R&D and operations functions.  Because of this workforce reduction, we recorded a restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000, and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

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

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for 2001 though September 30, 2003 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(434)	(551)	—	(985)
Non-cash activity	(646)	—	—	(646)
Balance as of September 30, 2003	$44	$2,047	$—	$2,091

Impairment of goodwill and intangible assets.   In the second quarter of 2002, we decided to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products to facilitate or accelerate the use of our storage semiconductor products, we develop and license board designs in exchange for license fees, royalties and the use of our semiconductor products. This decision resulted in a decrease to our estimate of future cash flows from these products, which in turn resulted in a $5.2 million impairment of goodwill and intangible assets acquired in connection with our acquisition of CMD.

In-process research and development (IPR&D).   During the quarter ended June 30, 2003, we completed the acquisition of the assets of TWN and recorded a one-time expense of $5.5 million for in-process research and development.  As of the acquisition date, there was one identified development project that met the necessary criteria – “Polaris”. The value of this project was determined by estimating the future cash flows from the time it was expected to be commercially feasible, discounting the net cash flows to present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, and applicable income taxes. Revenue for Polaris is expected to commence in 2004 and extend through 2007. We based our revenue projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. The discount rate used for this project was 30%, which we believe is appropriate based on the risk associated with technology that is not yet commercially feasible. The percentage of completion for this project was based on research and development expenses incurred immediately prior to the acquisition as a percentage of the total estimated research and development expenses required to bring this project to technological feasibility. As of the date of the acquisition, we estimated that Polaris was 17% complete, with total projected costs of approximately $3,250,000.

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

Interest Income and other, net.   Net interest income and other decreased to $40,000 for the three months ended September 30, 2003, from $164,000 for the three months ended September 30, 2002. Net interest income and other decreased to $216,000 for the nine months ended September 30, 2003, from $597,000 for the nine months ended September 30, 2002. The decrease in both periods is primarily due to lower interest rates and, to a lesser extent, a decrease in our cash and investment balances.

Provision for income taxes.   We did not record a provision for income taxes in the three or nine months ended September 30, 2003 or September 30, 2002, as we did not generate book or taxable income during those periods.

At September 30, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $65.0 million that expires in various years through 2022. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances. We do not expect to be subject to these restrictions or limitations.

Liquidity and Capital Resources

At September 30, 2003, we had $31.5 million of working capital including $28.2 million of cash, cash equivalents and short-term investments.  The amount of cash, cash equivalents and short-term investments decreased from $35.8 million at December 31, 2002.

Operating activities used $8.9 million of cash during the nine months ended September 30, 2003, and $6.3 million of cash during the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, net income, excluding depreciation, stock compensation expense, amortization of intangible assets, non-cash restructuring charges, non-cash gains on escrow settlement, and the non-cash charge relating to in-process research and development, was $970,000. Increases in accounts receivable, inventories, and decreases in accounts payable and accrued liabilities, used $13.4 million of cash, which was partially offset by $3.4 million of cash provided by decreased prepaid expenses and other assets and an increase in deferred margin on sales to distributors.  The increase in accounts receivable was related to the concentration of billings in the latter part of the quarter, timing of licensing collections, and an increase in shipments to distributors for which revenue is deferred until sold through by the distributors.  During the nine months ended September 30, 2002, net loss, excluding depreciation, stock compensation expense, amortization and impairment of intangible assets, and non-cash restructuring charges, was $9.7 million, which accounts for most of the cash used in operating activities during this period. Other uses of cash from operating activities during this period included increases of  $1.9 million in accounts receivable and $567,000 in inventories. These uses were offset by increases of $2.9 million, $997,000 and $879,000 in accounts payable, accrued expenses and deferred margin, respectively.

We used $6.4 million of cash for investing activities during the nine months ended September 30, 2003, and generated $6.8 million of cash from investing activities during the nine months ended September 30, 2002.  In 2003, the primary uses of cash were net purchases of short-term investments of $2.4 million and capital expenditures of $4.0 million.  In 2002, the primary source of cash was net proceeds from purchases and sales of short-term investments of $9.4 million, offset by capital expenditures of $2.6 million.

Financing activities provided $5.2 million of cash during the nine months ended September 30, 2003, and $5.3 million of cash during the nine months ended September 30, 2002. Cash provided by financing activities in both periods was primarily from stock option exercises and proceeds from sales of shares under our employee stock purchase plan, partially offset by repayments of our capital lease and other obligations.

Our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, have not changed materially since December 31, 2002 as described in our Form 10-K.

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.0% at September 30, 2003) plus 0.25% and requires monthly payments through its maturity of October 1, 2004.  During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment.  This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of September 30, 2003, $2,230,000 was outstanding under these term loans.  We are currently in negotiations with interested parties for a line of credit and expect to enter into a line of credit for up to $10 million in the near future.  For the next six months no borrowings are contemplated for the new line of credit. Our debt facilities contain certain quarterly and annual financial covenants with which we must comply. We were not in compliance with one of our quarterly covenants regarding adjusted profitability, as defined in the loan agreement, at December 31, 2002 and at September 30, 2003; however, we were granted a waiver from the lending institution and were not in default of the loan agreement. We have classified all amounts outstanding as current liabilities as of September 30, 2003.  In the fourth fiscal quarter of 2003, we fell out of compliance with the lending institution’s quarterly covenants regarding providing periodic financial statements and remain so at this time. We expect to get a waiver from the lender subsequent to the filing of this Form 10-Q.  If unsuccessful, we may be required to repay the loan in full or on demand.

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

The revenue and income potential of our business and the markets we serve is unproven. The Digital Visual Interface (“DVI”) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of consumer electronics and storage IC products in mid-to-late 2001. In addition, the preliminary serial ATA specification was first published in August 2001 and the High Definition Multimedia Interface (“HDMI”) specification was first released in December 2002. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We have a history of losses and may not become profitable.

We have incurred net losses in each fiscal year since our inception, including net losses of $40.1 million and $76.1 million for the years ended December 31, 2002 and 2001, respectively, and a net loss of $7.5 million for the nine months ended September 30, 2003. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

•      the fact that our licensing revenue is heavily dependent on a few key deals being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected, and our concentrated dependence on a few licensees in any period for substantial portions of our expected licensing revenue;

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

•      the nature and extent of litigation activities, particularly our patent infringement suit against Genesis, and any subsequent legal proceedings related to the matters raised in that suit; and.

•      Any legal matters resulting from the internal investigation, in particular the shareholder and derivative lawsuits against the company and its directors and some of its officers.

Because we have little or no control over these factors and/or their magnitude , our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our future quarterly operating results are highly dependent upon how well we manage our business.

Our quarterly operating results may fluctuate based on how well we manage our business. Some of the factors that may affect how well we manage our business include the following:

•      our ability to manage product introductions and transitions;

•      our ability to successfully manage our business in multiple markets such as PC, storage and CE;

•      our ability to close licensing deals and make deliverables and milestones on which recognition of revenue often depends;

•      our ability to engineer solutions that adhere to industry standards in a timely, cost-effective manner;

•      our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;

•      our ability to manage joint projects, design services, and our supply chain partners;

•      our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;

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

The licensing component of our business strategy increases business risk and volatility.

Part of our business strategy is to license certain of our technology to companies that address markets in which we do not want to directly participate. We have limited experience marketing and selling our technology on a licensing basis. In conjunction with the business strategy we adopted in late 2001, we signed our first license contract in December 2001, and have signed others since then.There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information.  Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, percentage of completion tracking, and customer acceptances.  Many of these factors require significant judgments.  Licensing revenues could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict,  Because of their high margin content, licensing revenues can have a disproportionate impact on gross margins and profitability.  Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on license contracts, customer commercialization of the licensed technology, and other factors. In addition, in any period, our expectation of licensing revenue is or may be dependent on one or a few licenses being completed. Licensing that occurs in the course of actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from licensing transactions are increasingly complex and subject to interpretation.  Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

We face additional risks and costs as a result of the delayed filing of this quarterly report on Form 10-Q.

As a result of the delayed filing of this Form 10-Q and the Audit Committee’s examination, we have experienced additional risks and costs.  The Audit Committee’s examination has been time-consuming, required us to incur additional expenses and has affected management’s attention and resources.  Further, the measures to strengthen internal controls being implemented may require greater management time and company resources to implement and monitor.  We incurred approximately $1.1 million in costs associated with the Audit Committee examination in the fourth quarter of 2003 and may incur significant future costs associated with the Audit Committee examination.

Further, certain of our officers and directors have been named as defendants in shareholder derivative litigation, which alleges, among other matters, that as a result of the examination, we will be required to restate our financial results for 2002 and 2003 and that such a restatement would be due to breaches by the individual defendants of the fiduciary duties to us.  In addition, we and certain of our officers and directors have been named as defendants in securities class-action litigation, which alleges that we had materially overstated our licensing revenue, net income and financial results during the time period from April 15, 2002 to November 15, 2003.  Although the Audit Committee has completed its examination and concluded that no changes to our financial statements or the results previously announced for the quarter ending September 30, 2003, are required, these lawsuits may be amended or continued, or new suits may be brought in connection with the delayed filing of this Form 10-Q or the Audit Committee’s examination.  Such litigations could be time-consuming, require us to incur significant expenses and could divert our management’s attention and resources.  In addition, any unfavorable outcome of any of such litigation could adversely impact our business, financial condition and results of operations.

In addition, we have been informed by the Nasdaq staff that the continued listing of our common stock is conditioned on our timely filing of all periodic reports under the Securities Exchange Act of 1934, such as our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, for all reporting periods ending on or before December 31, 2004.  Should we fail to timely make any such filing, Nasdaq has informed us that we will not be entitled to a new hearing with the Nasdaq staff and our common stock may be transferred to the Nasdaq SmallCap Market, provided we could demonstrate compliance with applicable maintenance criteria for such market and an ability to sustain long-term compliance, or immediately delisted from the Nasdaq National Market.  The Nasdaq staff has reserved the right to reconsider the terms of the foregoing exception permitting continued listing of our common stock upon a review of our publicly filed financial statements or if any event, condition or circumstance that exists or develops that would, in the opinion of the staff, make continued listing of our stock inadvisable or unwarranted.

Finally, as a result of our delayed filing of this Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year.  The inability to use Form S-3 could adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

We face intense competition in our markets, which may lead to reduced revenue from sales of our products and increased losses.

The PC, CE and storage markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog and DVI based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Matrox, National Semiconductor, Novatek, nVidia, Phillips, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Sunplus, Texas Instruments, Thine, and Weltrend, are shipping products or have announced intentions to introduce products that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, directly or indirectly, such as the integration of a DVI transmitter into a graphics processing unit or integration of a DVI receiver into a monitor controller.

In the CE market, our digital interface products are used to connect cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and High-bandwidth Digital Content Protection (“HDCP”), or HDMI with or without HDCP support. Companies that have announced or are shipping DVI-HDCP solutions include TI, Thine, Broadcom and Genesis. In addition, our video processing products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, Mediamatics, Micronas Semiconductor, Oplus, Philips, Pixelworks and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers. We expect competition for HDMI products from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba.

In the storage market, our Fibre Channel products face competition from companies selling similar discrete products, including Agilent, PMC Sierra and Vitesse, from other Fibre Channel Serializer-Deserializer (“SerDes”) providers who license their core technology, such as LSI Logic, and from companies that sell Host Bust Adapters (“HBA”) controllers with integrated SerDes, such as QLogic and Agilent. In the future, our current or potential customers may also develop their own proprietary solutions that may include integration of SerDes.

Our serial ATA products compete with similar products from Marvell and Promise. In addition, other companies such as Adaptec, APT, ATI, Intel, LSI Logic, ServerWorks and Vitesse, have developed or announced intentions to develop serial ATA controllers. We also compete against Intel and other motherboard chipset makers that have integrated serial ATA functionality into their chipsets.

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

A large portion of our revenue is directly or indirectly related to the PC industry and the adoption of new or emerging technologies within the PC industry. Accordingly, we are highly dependent on the adoption of new or emerging technologies within the PC industry, which experienced a slowdown in growth during the second half of 2000 that has continued through the third quarter of 2003. We cannot predict the duration or severity of the downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results, including the adoption of these new or emerging technologies. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

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

Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI 1.0 specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (“TMDS”®) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption on December 9, 2002. We cannot predict the rate at which manufacturers will adopt the HDMI specification or if the specification will be adopted at all. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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

Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can exceed nine months before the potential customer informs us whether we have achieved a design win, which is not a binding commitment to purchase our products.After achieving a design win, it can then be an additional nine months before a customer commences volume shipments of systems incorporating our products, if at all. Given our lengthy sales cycle, we may experience a delay between the time we incur expenditures and the time we generate revenue, if any. As a result, our operating results could be seriously harmed if a significant customer reduces or delays orders, or chooses not to release products incorporating our products.

We depend on a few key customers and the loss of any of them could significantly reduce our revenue.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the first nine months of 2003, shipments to World Peace International, an Asian distributor, generated 14% of our revenue. For the year ended December 31, 2002, shipments to World Peace International generated 15% of our revenue, and shipments to Weikeng, a distributor, generated 11% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and / or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

•      one or more of our customers, including distributors, becomes insolvent or goes out of business;

•      one or more of our key customers or distributors significantly reduces, delays or cancels orders; or

•      one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

Due to our participation in multiple markets, our customer base has broadened significantly and we therefore anticipate being less dependent on a relatively small number of customers to generate revenue. However, as product mix fluctuates from quarter to quarter, we may become more dependent on a small number of customers or a single customer for a significant portion of our revenue in a particular quarter, the loss of which could adversely affect our operating results.

We sell our products through distributors, which limits our direct interaction with our customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 39% of our revenue in the first nine months of 2003, and 42% of our revenue for the year ended December 31, 2002. The decrease is as expected as our licensing revenue, which is direct, was a higher percentage of our revenue in the first nine months of 2003 than it was in 2002. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Our success depends on the development and introduction of new products, which we may not be able to do in a timely anner because the process of developing high-speed semiconductor products is complex and costly.

The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. In 2001 and 2002, we announced our first products for the storage market and we expect to introduce new consumer electronics, storage and DVI products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•      accurate prediction of market requirements and evolving standards, including enhancements to existing standards such as DVI, HDCP and SATA, and development and adoption of new or emerging standards such as HDMI, or significant modifications to existing standards such as SATA II;

•      development of advanced technologies and capabilities, and new products that satisfy customer requirements;

•      competitors’ and customers’ integration of the functionality of our products into their products, which puts pressure on us to continue to develop and introduce new products with new functionality;

•      timely completion and introduction of new product designs;

•      management of product life cycles;

•      use of leading-edge foundry processes and achievement of high manufacturing yields and low cost testing; and

•      market acceptance of new products.

Accomplishing all of this is extremely challenging, time-consuming and expensive and there is no assurance that we will succeed. Product development delays may result from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource limitations, the inability to license third party technology or other factors. Competitors amd customers may integrate the functionality of our products into their products which would reduce demand for our products.   If we are not able to develop and introduce our products successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results. In addition, it is possible that we may experience delays in generating revenue from these products or that we may never generate revenue from these products. We must work with a semiconductor foundry and with potential customers to complete new product development and to validate manufacturing methods and processes to support volume production and potential re-work. Each of these steps may involve unanticipated difficulties, which could delay product introduction and reduce market acceptance of the product. In addition, these difficulties and the increasing complexity of our products may result in the introduction of products that contain defects or that do not perform as expected, which would harm our relationships with customers and our ability to achieve market acceptance of our new products. There can be no assurance that we will be able to achieve design wins for our planned new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields, or that any design wins will produce any revenue. Failure to develop and introduce new products, successfully and in a timely manner, may adversely affect our results of operations.

We have made acquisitions in the past and may make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions. In 2000, we completed the acquisitions of Zillion and DVDO, and in 2001, we completed the acquisitions of CMD and SCL. In April 2003, we acquired TWN. We may acquire additional companies or technologies. Acquisitions involve numerous risks, including, but not limited to, the following:

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

•      inability to commercialize acquired technology; and

•      the need to take impairment charges or write-downs with respect to acquired assets.

No assurance can be given that our acquisitions of Zillion, DVDO, CMD, SCL or TWN, or our future acquisitions, if any, will be successful or provide the anticipated benefits, or that they will not adversely affect our business, operating results or financial condition. Failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.

The cyclical nature of the semiconductor industry may create fluctuations in our foundry, test and assembly capacity.

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. For example, demand in the semiconductor industry rose to record levels in 1999, and then declining until recently when it appears to be recovering.  The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third party suppliers. Production capacity for semiconductors fabricated using 0.18 micron technology could be subject to allocation, whereby not all of our production requirements would be met. This may impact our ability to meet demand and could also increase our production costs. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

We depend on third-party sub-contractors to manufacture, assemble and test nearly all of our products, which reduces our control over the production process.

We do not own or operate a semiconductor fabrication facility. We rely on Taiwan Semiconductor Manufacturing Company (“TSMC”), an outside foundry, to produce the vast majority all of our semiconductor products. We also rely on Kawasaki, UMC and Atmel, for outside foundry services, and on Amkor and ASE to test certain of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for each of the nine months ended September 30, 2003, and the year ended December 31, 2002, 72% of our revenue was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

•      difficulties in managing from afar;

•      political and economic instability, including international tension in Iraq, Korea and the China Strait and lack of normal diplomatic relationships between the United States and Taiwan;

•      less developed infrastructures in newly industrializing countries;

•      susceptibility of foreign areas to terrorist attacks;

•      susceptibility to interruptions of travel, including those due to international tensions (including the war in and occupation of Iraq), the SARS and Avian Flu epidemics (particularly affecting the Asian markets we serve), and the financial instability and bankruptcy of major air carriers;

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

In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. Version 1.0 of the specification was published for adoption on December 9, 2002. The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image’s patented underlying TMDS technology , optionally, along with Intel’s HDCP as the basis for the interface. The founders of the working group have signed a founder’s agreement in which each commits to license certain intellectual property to each other, and to adopters of the specification.

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

•      Intel and we were two of the original founders of the Digital Display Working Group (“DDWG”);

•      Intel is a promoter of the serial ATA working group, of which we are a contributor;

•      Intel is a supplier to us and a customer for our products;

•      We believe that Intel has the power to drive adoption of DVI and serial ATA by making them widely available in its chip sets and motherboards, which could affect demand for our products;

•      We believe that Intel has the power to affect adoption of HDMI by either endorsing the technology or promulgating a competing standard, which could affect demand for our products;

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

Securities class action suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated that has yet to be reviewed and approved by the Court.  In the event that the settlement is not approved, we believe that these claims are without merit and we intend to defend vigorously against them. We and certain of our officers, together with certain investment banks and their current or former employees, were named as defendants in a securities class action suit filed against us on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants.  We believe that the settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we intend to defend vigorously against them. Certain of our officers and directors have been named as defendants in consolidated shareholder derivative litigation.  The lawsuit alleges that as a result of the examination conducted by our Audit Committee, we will be required to restate our financial results for 2002 and 2003.  The lawsuit further alleges that such a restatement would be due to breaches by the individual defendants of their fiduciary duties to us, that certain of the individual defendants are liable to us for insider trading under California law, and that the individual defendants are liable to us for mismanagement, abuse of control, and waste. We and certain of our officers have been named as defendants in consolidated securities class action litigation.  Plaintiffs filed the action on behalf of a putative class of shareholders who purchased our stock between April 15, 2002 and November 15, 2003.  The lawsuit alleges that we had materially overstated our licensing revenue, net income and financial results during this time period, and that were being forced to restate our financial results. We believe that these claims are without merit and we intend to defend vigorously against them. However, these suits and any others that may be brought, even if meritless, could require us to incur expenses and could divert our management’s attention and resources. In addition, any unfavorable outcome of either of these litigations could adversely impact our business, financial condition and results of operations.

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

In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis’s behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis’s re-filed counterclaims with prejudice. In December 2002, the parties entered into a memorandum of understanding (“MOU”) to settle the case.  In January, the parties presented different interpretations of the MOU to the Court.  On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU.  On August 6, 2003, the Court entered a final judgment order based on its July 15, 2003 ruling.  Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made some cash payment to the Court, it has not made all the payments that are required under the final judgment order. We have filed motions for reimbursement of some of some of expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors.  On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order.  On January 16, 2004, Genesis filed a notice of appeal.

There can be no assurance that Genesis will not undertake further efforts to avoid its obligations under the MOU, and that further proceedings (lawsuits, contempt citations, etc.) against Genesis, and certain of its executives, its counsel, its former merger partner, Pixelworks, and others may not be required to obtain compliance or to obtain redress for non-compliance.  There can be no assurance that an appellate court will uphold the Court’s rulings or the MOU.  There can be no assurance that further delays or noncompliance will not occur.  The Court’s rulings of July 15, 2003 and December 19, 2003 indicate that Genesis violated certain provisions of the MOU, and of the protective order in the case, including disclosure of confidential information to Pixelworks.  On August 5, 2003, Genesis and Pixelworks issued a joint press release terminating their proposed merger. In that press release, Genesis and Pixelworks jointly stated that “Pixelworks has confirmed that prior to signing the merger agreement, it reveiwed the Memorandum of Understanding that purported to settle the lawsuit between Genesis Microchip and Silicon Image, Inc.”  While this litigation, including any appeal or any possible derivative proceedings, is pending, Genesis can use the technology covered by these patents to develop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by these patents. Even if we prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products, or Genesis’ use of our technology in products that compete with our products may reduce demand or pricing for our products.. In addition, even if the MOU is upheld on appeal, future disputes may occur, including those regarding whether and what intellectual property licenses were granted and the scope of any such licenses and the royalty rates and payment terms for such licenses, whether the MOU was breached, whether consent was fraudulently obtained, and whether a merger partner may succeed to the rights and/or the obligations under the MOU. These disputes may result in additional costly and time-consuming litigation or the license of additional elements of our intellectual property for free.

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

The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, new regulations proposed by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as new regulations proposed by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. There have been several proposals on whether and /or how to account for stock options. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

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

In the last two fiscal years and in each of the four quarters of 2003, we implemented mandatory company-wide shutdowns. Although these shutdown periods represent a cost savings to us, they may be perceived negatively by our customers, vendors and employees. We currently intend to implement a company-wide shutdown during the fourth quarter of 2004. In addition, we may continue to implement company-wide shutdowns in future periods, which may negatively impact employee morale or the perception of our company by our customers and vendors. If we elect not to implement these shutdowns, our operating expenses will increase.

Our workforce reductions may seriously harm our business.

In connection with the restructuring program we began in the third quarter of 2001 to focus our business on products and technology in which we have, or believe we can achieve, a leadership position, and the reorganization of the company in the first quarter of 2003 into lines of business, we have implemented four workforce reductions, eliminating a total of 136 positions. As a result of the elimination of these positions, our marketing, sales and customer support capabilities could be reduced, our ability to respond to unexpected challenges may be impaired, we may become dependent on a few key employees, and we may be unable to take advantage of new opportunities. These workforce reductions, or future workforce reductions, if any, may reduce employee morale and create concern among existing employees about job security, which could lead to increased turnover. Workforce reductions may also raise concerns among customers, suppliers and other corporate partners regarding our continued viability. Further, these workforce reductions may subject us to the risk of litigation, which could be costly to defend, divert the attention of management and subject us to possible liability for damages.

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the nine months ended September 30, 2003, customers and distributors located in Taiwan generated 35% of our revenue and customers and distributors located in Japan generated 13% of our revenue. For the nine months ended September 30, 2002, customers and distributors located in Taiwan generated 34% of our revenue and customers and distributors located in Japan generated 13% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

We are in the process of implementing an enterprise resource platform

We are in the process of implementing an enterprise resource platform (ERP) system, and of hosting that system on our site.  The system is comprised of hardware and software, and services, all of which we acquired from vendors; however, we are also customizing portions of the system with in-house resources.  This requires careful management of the skills and resources to implement the ERP system and to establish disaster recovery plans.  If we are unsuccessful, or if the hardware or software should fail, we could lose access to the data needed to book and fill customer orders, ship products, and produce financial reports, which would have a material adverse effect on our business.

Continued terrorist attacks or war could lead to further economic instability and adversely affect our operations, results of operations and stock price.

The United States has taken, and continues to take, military action against terrorism and has engaged in war with Iraq and currently has an occupation force there and in Afghanistan. In addition, the current nuclear arms crises in North Korea and Iran could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEM’s products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

We are in the process of establishing an office in Japan

We are in the process of establishing an office in Japan. Accordingly, we are subject to risks, including, but not limited to:

•      being subject to Japanese tax laws and potentially liable for paying taxes in Japan;

•      profits, if any, earned in Japan will be subject to local tax laws and may not be repatriable to the U.S.;

•      we will enter into employment agreements in connection with hiring personnel for the Japanese office and will be governed by the provisions of the Japanese labor laws; and

•      the operations of the local office will be subject to the provisions of other local laws and regulations.

We are in the process of establishing an office in the Republic of Korea (South Korea)

We are in the process of establishing an office in the Republic of Korea (South Korea). Accordingly, we are subject to risks, including, but not limited to:

•      being subject to South Korean tax laws and potentially liable for paying taxes in South Korea;

•      profits, if any, earned in South Korea will be subject to local tax laws and may not be repatriable to the U.S.;

•      we will enter into employment agreements in connection with hiring personnel for the South Korea office and will be governed by the provisions of the South Korean labor laws; and

•      the operations of the local office will be subject to the provisions of other local laws and regulations.

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

Item 4.  Controls and Procedures

(a)   Evaluation of Controls and Procedures.  We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and 15(d)-15).  The evaluation took into account the conduct of and results of the Audit Committee examination completed in February 2004, and the receipt of notice from the Company’s independent auditors that, in connection with the 2003 year-end audit, they have identified a reportable condition relating to internal controls.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures as of the end of the period covered by this report were effective, except that as the number and complexity of licensing transactions increase, the Company’s control environment could and should be enhanced, as discussed below.

(b)   Changes in Internal Controls.  The Company is in the process of restructuring reporting relationships as they relate to licensing revenue; adopting a policy requiring additional documentation of items necessary for licensing revenue recognition decisions; increasing the standardization of licensing deliverables and post-contract customer support for revenue recognition purposes; and formalizing its licensing deal review process.  The Company is also in the process of adopting internal procedures designed to enhance the Company’s overall internal control environment and to increase the level of communication within the management team and between the management team and the Board of Directors, including the Audit Committee.

Part II.  Other Information

Item 1.  Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’ counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In December 2002, the parties entered into a memorandum of understanding (“MOU”) to settle the case.  In January, the parties presented different interpretations of the MOU to the Court.  On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We have filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors, but there can be no assurance that the Court will grant our motions.  On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order.  On January 16, 2004, Genesis filed a notice of appeal.  To date, we have not recognized any income or revenue associated with the matter. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Genesis may appeal.   Management intends to prosecute our position vigorously until this matter is resolved. Through September 30, 2003, we have spent approximately $10.2 million on this matter and expect to continue to incur significant costs through at least the fourth quarter of 2004.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters, have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied underwriters’ motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. A proposed settlement has been negotiated that has yet to be reviewed and approved by the Court.  In the event that the settlement is approved, we do not expect it to have a material effect on our results or financial position.  In the event that the settlement is not approved, we could not accurately predict the outcome of this litigation, but we intend to defend this matter vigorously.

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

Certain officers and directors of Silicon Image have been named as defendants in consolidated shareholder derivative litigation, captioned “In re Silicon Image, Inc. Derivative Litigation, No. 1:03CV010302”, commenced on December 4, 2003 and pending in the Superior Court of California, County of Santa Clara.  Plaintiffs purport to sue the individual defendants on behalf of Silicon Image.  The lawsuit alleges that as a result of the recently completed examination conducted by the Audit Committee of Silicon Image’s Board of Directors, Silicon Image will be required to restate its financial results for 2002 and 2003.  The lawsuit further alleges that such a restatement would be due to breaches by the individual defendants of their fiduciary duties to Silicon Image;

that certain of the individual defendants are liable to Silicon Image for insider trading under California law; and that the individual defendants are liable to Silicon Image for mismanagement, abuse of control, and waste.  Before filing suit, plaintiffs did not make a demand upon the board of directors to pursue any such claims directly on behalf of Silicon Image.  With the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the lawsuit may be moot in whole or in part, although plaintiffs may amend the complaint once as a matter of right.  The individual defendants believe the lawsuit is without merit, and they intend to defend the action vigorously if plaintiffs do not amend it.  We cannot predict what claims plaintiffs might assert in an amended complaint.

Silicon Image and certain of its officers have been named as defendants in consolidated securities class action litigation captioned “In re Silicon Image, Inc. Securities Litigation, No. C-03-5579 JW PVT”, commenced on December 11, 2003 and pending in the United States District Court for the Northern District of California.  Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between April 15, 2002 and November 15, 2003.  The lawsuit alleges that Silicon Image had materially overstated its licensing revenue, net income and financial results during this time period, and that Silicon Image was being forced to restate its financial results.  With the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the lawsuit may be moot in whole or in part, although plaintiffs may amend the complaint once as a matter of right.  We believe the lawsuit is without merit, and intend to defend the action vigorously if plaintiffs do not amend it.  We cannot predict what claims plaintiffs might assert in an amended complaint.

In addition, we have been named as defendants in a number of judicial and administrative proceedings incidental to our business and may be named again from time to time. We intend to defend, such matters vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations or financial position.

The amount of legal fees we incur with respect to the litigation matters described above will depend on the duration of our litigation matters, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2003 with respect to the litigation matters described above; however, we do expect to incur substantial amounts through at least the fourth quarter of 2004.

Item 2.  Changes in Securities and Use of Proceeds

In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us.  The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement.  These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act.  On September 30, 2003, we issued 18,750 shares of our common stock to the Zillion founders pursuant to the exchange agreement.  The issuances of shares were made without general solicitation or advertising and were only made to two individuals.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)                  Exhibits

Exhibit Number	Exhibit Title
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                 Reports on Form 8-K

On August 25, 2003, we filed a current report on Form 8-K to report under Item 5 that David Lee, our Chief Executive Officer and Chairman of the Board, entered into a Rule 10b5-1 sales plan with Deutsche Bank Alex. Brown.

On September 2, 2003, we filed a current report on Form 8-K to report under Item 5 that Jaime Garcia-Meza, Parviz Khodi and Steve Tirado, our Vice President of Worldwide Sales, our Vice President of Digital PC/Display Products and our President, entered into a Rule 10b5-1 sales plans with UBS Paine Webber/Financial West Group, Credit Suisse First Boston Corporation and UBS Paine Webber/Financial West Group respectively.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 2004	Silicon Image, Inc.

/s/ Robert G. Gargus
Robert G. Gargus
Vice President Finance and Administration and Chief Financial Officer
(Principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.