Form 10-K
period 2003-12-31
SILICON IMAGE INC
filed 2004-03-15
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2003 was approximately $359,084,000, based on the last reported sale price of our common shares on the NASDAQ Stock Market on that date of $5.50 per share. We had 65,288,000 common shares outstanding at June 30, 2003.

Part III incorporates by reference information from our proxy statement for our annual meeting of stockholders’ to be held on May 25, 2004.

This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-K entitled “Factors Affecting Future Results,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by Silicon Image, Inc. in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. Business

Silicon Image is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. The company’s mission is to be the leader in defining the architectures, intellectual property (IP) and semiconductor technology required to build secure digital content delivery systems. To ensure that rich digital content is always available on any device, consumer electronics (“CE”), personal computers (“PC”) and storage devices must be architected for content compatibility and interoperability.

Silicon Image’s strategy entails establishing industry-standard, high-speed digital interfaces and building market momentum and leadership through its first-to-market, standards-based IC products. Further leveraging its strong IP portfolio, the company broadens market adoption of the Digital Visual Interface (DVI), High-Definition Multimedia Interface (HDMI) and Serial ATA (SATA) interfaces by licensing its proven IP cores to companies providing advanced system-on-a-chip solutions incorporating these interfaces. Licensing, in addition to creating revenue and return on engineering investment in market segments we choose not to address, creates products complementary to our own that expand the markets for our products and help to improve industry wide interoperability.

Silicon Image is a leader in the global PC/display arena with its innovative PanelLink® digital interconnect technology, which enables an all-digital connection between PC host systems and digital displays such as LCD monitors, plasma displays and projectors. PanelLink technology is the basis for the DVI industry standard the company pioneered and remains the most popular DVI implementation with more than 40 million units shipped to date.

In 2000, in order to decrease our absolute dependence on the PC business, we embarked upon a plan to diversify into the CE and storage markets. Products sold into the PC market have been declining as a percentage of our total revenues and generated 32% of our revenue in 2003, 58% of our revenue in 2002, and 70% of our revenue in 2001.

Leveraging our core technology and standards-setting expertise, Silicon Image is driving HDMI, the new digital interface standard for the consumer electronics market. Introduced by founders Hitachi, Matsushita (Panasonic), Philips, Silicon Image, Sony, Thomson and Toshiba, HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically simplifies cabling. Silicon Image’s HDMI technology is marketed under the PanelLink Cinema™ brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by certain Hollywood studios as the technology of choice for the secure distribution of premium content. The PanelLink Cinema chip and the first HDMI-compliant silicon are on the market and are featured in the world’s first consumer electronics products with HDMI functionality.

Products sold into the CE market have been increasing as a percentage of our total revenues and generated 25% of our revenue in 2003, 11% of our revenue in 2002, and 8% of our revenue in 2001. Our CE products offer a securable interface for transmission of digital video and audio to consumer devices, such as digital TVs and DVD players. Demand for these products will be driven primarily by the adoption rate of new technologies, such as HDMIand HDCP.

In the storage market, Silicon Image has assumed a leadership role in SATA, the new high-bandwidth, point-to-point interface that is replacing Parallel ATA in desktop storage and making inroads in the enterprise arena due to its price/performance. Silicon Image is a leading supplier of discrete SATA devices with hundreds of motherboard and add-in-card design wins. Silicon Image’s SATALink™-branded solutions are fully SATA-compliant and offer advanced features and capabilities such as Native Command Queuing, port multiplier capability and ATAPI support. Silicon Image also supplies high-performance, low-power Fibre Channel Serializer/Deserializer (SerDes) to leading switch manufacturers.

Semiconductor products sold into the storage market have been increasing as a percentage of our total revenues and generated 27% of our revenue in 2003, 15% of our revenue in 2002, and 5% of our revenue in 2001. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, and the extent to which SATA and fibre channel functionality are integrated into chip sets and controllers offered by other companies, which would make our discrete devices unnecessary.

Sales of storage subsystems products generated 2% of our revenue in 2003, 8% of our revenue in 2002, and 17% of our revenue in 2001. We are phasing out our storage subsystems products. In conjunction with our decision to phase out our storage subsystems products, we decided to design products for and/or license our technology to third parties in this market.

We also derive revenue from licensing our intellectual property and related development activities. Our licensing activity is complementary to our product sales because we believe this activity can help us monetize our intellectual property as well as accelerate adoption curves associated with our technology. Most of our licenses include a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development, licensing and royalties (collectively, “licensing”) accounted for 14%, 8% and 0% of our revenues and represented 25%, 16% and 0% of our total gross margin for 2003, 2002, and 2001, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgments. Licensing revenues have fluctuated significantly from period to period and may continue to do so in the future; because of their high margin content licensing revenues can have a disproportionate impact on gross margins and profitability.

In October 1999, we raised approximately $48.0 million in our initial public offering. We have incurred losses in all but one quarterly period since our inception and, as of December 31, 2003, we had an accumulated deficit of $172.7 million.

Prior to 2000 we focused most of our efforts on the sale and development of PanelLink transmitters, receivers and controllers for the PC/Display market. In 2000, we began focusing our resources on entering two new markets, storage and CE, which we believed would grow significantly and in which we believed we could apply our technology and expertise in high-speed serial interfaces. During 2000, we acquired Zillion Technologies (“Zillion”), a developer of high-speed transmission technology for data storage applications, and DVDO, a provider of digital video processing systems for the CE market.

In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue and restructuring the company to improve profitability. During 2001, we acquired CMD Technologies (“CMD”), a provider of storage subsystems and semiconductors designed for storage area networks, and Silicon Communications Lab (“SCL”), a provider of mixed-signal and high-speed circuit designs.

During 2002, we achieved double-digit sequential revenue growth in each fiscal quarter, resulting in record annual revenue of $81.5 million, which was a 57% increase from 2001 revenue levels. We also began to see the benefits of our diversification strategy, which resulted in establishing a presence in the CE and storage markets, both of which are expected to experience strong growth rates during the next several years. Additionally, we were able to successfully leverage our IP to generate $6.7 million of development, licensing and royalty revenue. We also focused on improving our profitability and reducing our cash usage rate.

During 2003, we achieved significant growth, resulting in record annual revenue of $103.5 million, representing a 27% increase compared to 2002. We were also able to continue to take advantage of our diversification strategy effectively, which resulted in our being able to further expand our presence into the CE and storage markets, both of which we expect will continue to experience significant growth rates during the next several years. Additionally, we continued to successfully leverage our intellectual property and generated $14.2 million of development, licensing and royalty revenue.

On April 7, 2003, we issued approximately 2,501,000 shares of common stock in exchange for all outstanding shares of TransWarp Networks (“TWN”) capital stock, and converted all outstanding TWN options into options to purchase approximately 760,000 shares of our common stock. The purchase price for this acquisition was approximately $14.5 million. Approximately 392,000 shares of our issued common stock will be held in escrow for a period of eighteen months as collateral for indemnity obligations of the principal TWN stockholders.  We also assumed TWN’s 2002 Stock Option / Stock Issuance Plan, under which a reserve of approximately 116,000 shares of our common stock remained available for future issuance. This transaction has been accounted for as an asset purchase. We expensed $5.5 million of in-process research and development and recorded tangible and intangible assets of $4.2 million in connection with this transaction.

On July 15, 2003, the Federal District Court in Richmond, Virginia, upheld our interpretation of a previously agreed upon Memorandum of Understanding (MOU) with Genesis Microchip, Inc (“Genesis”). On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and make royalty payments; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the final judgment order. We have filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. On January 16, 2004, Genesis filed a notice of appeal. To date, we have not received any cash nor have we recognized any revenue associated with this litigation. Under the settlement agreement, Genesis was granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, upon Genesis’s becoming a signatory to the HDMI Adopters Agreement, Genesis will be granted a royalty-bearing license for the right to use these claims as part of their HDMI implementation. Genesis also was granted a royalty-bearing license to expand use of certain DVI-related patent claims to the consumer electronics marketplace.

Markets and Customers

We focus our sales and marketing efforts on achieving design wins with leading original equipment manufacturers (“OEMs”) of PC, CE and storage products. In most cases, these OEMs outsource manufacturing functions to third parties. Therefore, once our product is designed into an OEM’s product, we typically work with the OEM’s third party manufacturer to ready the design for production. Once the design is complete, we sell our products to these third party manufacturers either directly or indirectly through distributors.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 41%, 41%, and 51% of our revenue in 2003, 2002 and 2001, respectively. The decrease in 2003 and 2002 from 2001 levels can be attributed to the success of our market diversification strategy. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. In 2003, 42% of revenue was generated through distributors, compared to 42% in 2002 and 40% in 2001. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors. A substantial portion of our business is conducted outside the United States; as a result we are subject to foreign business, political and economic risks. Nearly all our products are manufactured in Taiwan or elsewhere in Asia and for the years ended December 31, 2003, 2002 and 2001, 74%, 72% and 79% of our revenue, respectively, was generated from customers and distributors located outside the United States, primarily in Asia.

Products

Our industry and the markets we serve are characterized by rapid technological advancement. We constantly strive for innovation in our product offerings. We introduce products both to address markets or applications that we previously have not addressed, and to replace our existing products with products that are based on more advanced technology and that incorporate new or enhanced features. Silicon Image markets products to the PC/display, CE and storage markets. We introduced 11 new products in 2003, and expect to introduce 12 to 15 new products in 2004. We expect to continue integrating more functionality into our existing products in order to enhance their performance and capabilities.

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

PC/Display

Pioneered by Silicon Image and introduced by the Digital Display Working Group (DDWG), the Digital Visual Interface (DVI) is the de facto standard for connecting PCs to digital displays. DVI defines a robust, high-speed serial communication link between host systems and displays—enabling sharper, crystal-clear images and lower cost designs. Accommodating bandwidth in excess of 165 MHz, DVI provides UXGA support with a single-link interface.

Silicon Image’s Transition-Minimized Differential Signaling (“TMDS”®) technology serves as the basis of DVI. PanelLink® is Silicon Image’s branded implementation of DVI and is a market leader with well over 40 million units shipped to date.

PanelLink Transmitters. Our PanelLink transmitter products reside on host systems, such as PC motherboards, graphics add-in boards and notebook PCs. Transmitters take a stream of digital data from a graphics source, convert it to DVI-compliant digital output and transmit that output to a receiver in a display. Our PanelLink transmitter products are:

PanelLink Transmitters
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 1172	QXGA (2048 x1536 pixels)	6.8 Gbps	Desktop PCs (motherboards and add-in boards), notebook PCs
SiI 1162	UXGA (1600 x 1200 pixels)	5 Gbps	Desktop PCs (motherboards and add-in boards), notebook PCs
SiI 178	QXGA (2048 x 1536 pixels)	10 Gbps	Desktop PCs that support Dual Link DVI
SiI 160, SiI 164, SiI 166 and SiI 168	UXGA (1600 x 1200 pixels)	5 Gbps	Desktop PCs (motherboards and add-in boards), notebook PCs.
SiI 170B	UXGA (720 / 1080i / 1080p)	5 Gbps	Digital set-top boxes, DVD players

PanelLink Receivers. Our PanelLink receiver products reside in display systems, such as flat panel displays and projectors. Receivers receive DVI-compliant digital input and restore the video data format. Our receivers also contain functionality that simplifies the design of digital displays. Our PanelLink receiver products are:

PanelLink Receivers
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 1171	QXGA (2048 x1536 pixels)	6.8 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 1161	UXGA (1600 x 1200 pixels)	5 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 1151	SXGA (1280 x 1024 pixels)	3.36 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 163B	QXGA (2048 x 1536 pixels)	10 Gbps	Desktop monitors that support Dual Link DVI
SiI 161B	UXGA (1600 x 1200 pixels)	5 Gbps	Flat panel displays, plasmas, projectors, embedded/specialty/retail and industrial LCD panels
SiI 153B	SXGA (1280 x 1024 pixels)	4.1 Gbps	Flat panel displays, plasmas, projectors, embedded/specialty/retail and industrial LCD panels
SiI 151B	SXGA (1280 x 1024 pixels)	3.36 Gbps	Flat panel displays, plasmas, projectors, embedded/specialty/retail and industrial LCD panels
SiI 143B	High-Refresh XGA (1024 x 768 pixels)	2.58 Gbps	Flat panel displays, plasmas, projectors, embedded/specialty/retail and industrial LCD panels
SiI 141B	High-refresh XGA (1024 x768 pixels)	2.58 Gbps	Flat panel displays, projectors, embedded/specialty/retail and industrial, LCD panels
SiI 169	UXGA (1600 x 1200 pixels)	5 Gbps	DTVs, plasma displays, LCD TVs

PanelLink Controllers. Our PanelLink controller products are suitable for display systems such as flat panel displays and digital televisions. Our PanelLink controller products are:

PanelLink Controllers
Product	Maximum Resolution	Maximum Bandwidth	Key Features	Target Applications
SiI 863	SXGA+ (1400 x 1050 pixels)	3.36 Gbps	LVDS Tx, scaling, on-screen display, power management, gamma correction, dithering	Flat panel displays, plasmas, projectors, embedded/specialty/retail and industrial
SiI 861	SXGA+ (1400 x 1050 pixels)	3.36 Gbps	HDCP, LVDS Tx, scaling on-screen display, power management, gamma correction, dithering	LCDs and flat panel displays
SiI 859	SXGA+ (1400 x 1050 pixels)	3.36 Gbps	HDCP, scaling, on-screen display, power management, gamma correction, dithering	LCD microdisplays
SiI 907B	UXGA (1600 x 1200 pixels)	4.95 Gbps	Integrated digital-to-analog converter, HDCP	Direct View, DTV, digital CRTs

Intelligent Panel Controllers. Our Intelligent Panel controller products are programmable controllers with integrated timing controllers that reside on the LCD display module. These products receive digital input, restore the video data format and directly interface with the LCD module electronics. Our Intelligent Panel controller products are (*denotes product has been phased out):

Intelligent Panel Controllers
Product	Maximum Resolution	Maximum Bandwidth	Key Features	Target Applications
SiI 1257	WUXGA	165MHz	PanelLink receiver TTL LCD timing controller	LCDs for flat panel displays
SiI 263	UXGA	140 MHz	PanelLink receiver RSDS LCD timing controller	LCDs for flat panel displays
SiI 253	SXGA	140 MHz	PanelLink receiver TTL LCD timing controller	LCDs for flat panel displays
SiI 215A	WXGA (1280 x 768 pixels)	85 MHz	1 channel LVDS input interface, RSDS output	LCDs for notebook PCs and flat panel displays
SiI 223A*	WSXGA (1440 x 1050 pixels)	108 MHz	2 channel LVDS input interface, LCD timing controller	LCDs for notebook PCs and flat panel displays
SiI 243A*	WXGA (1152 x 768 pixels)	85 MHz	PanelLink receiver LCD timing controller	LCDs for notebook PCs and flat panel displays

Consumer Electronics

Developed by Sony, Hitachi, Thomson (RCA), Philips, Matsushita (Panasonic), Toshiba and Silicon Image as the digital interface standard for the consumer electronics market, the HDMI specification combines high-definition video and multi-channel audio in a single digital interface to provide crystal-clear digital quality over a single cable.

Based on Silicon Image’s TMDS technology and fully backward compatible with products incorporating the DVI standard (also pioneered by Silicon Image) designed for PC applications, HDMI offers additional consumer enhancements such as automatic format adjustment and an integrated remote. HDMI offers significant advantages over analog A/V interfaces, including the ability to transmit uncompressed digital video and audio.

PanelLink Cinema™ is Silicon Image’s branded implementation of HDMI and has been selected by several CE companies implementing some of the world’s first HDMI consumer products.

PanelLink Cinema Transmitters. Our PanelLink Cinema transmitter products reside on host systems, such as DVD players, DVD recorders, A/V receivers, set-top boxes, personal video recorders (“PVRs”) and D-VHS players. PanelLink Cinema transmitters encrypt digital video and audio from a source device, combine it in a single, HDMI-compliant stream and transmit the secure content to a HDMI receiver in a display. Our PanelLink Cinema transmitter products are:

PanelLink Cinema Transmitters
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 9030	1080p	5 Gbps	DVD players, DVD recorders, A/V receivers, set-top boxes, PVRs, D-VHS players
SiI 9190	720p/1080i	2.58 Gbps	HDTV digital set-top boxes, DVD and D-VHS players, A/V receivers

PanelLink Cinema Receivers. Our PanelLink Cinema receiver products reside in display systems, such as HDTV’s, plasma TVs, LCD TVs, liquid crystal on silicon (“LCOS”) TVs, digital light processing (“DLP”) TVs and projectors, as well as A/V receivers. PanelLink Cinema receivers decode and decrypt an incoming HDMI stream and deliver YPbPr or analog RGB video along with digital audio. Our PanelLink receiver products are:

PanelLink Cinema Receivers
Product	Maximum Resolution	Maximum Bandwidth	Target Applications
SiI 9031	1080p	5 Gbps	A/V receivers, plasma TVs, LCD TVs, DTVs
SiI 9021	1080p	5 Gbps	DTVs, plasma TVs, LCD TVs, projectors
SiI 9993	720p/1080i	2.58 Gbps	HDTVs, A/V receivers

Digital Video Processors. Our digital video processor products are high-quality digital video format converters that convert any standard-definition interlaced video signal to a non-interlaced signal, resulting in higher-definition images. These products are suitable for display on LCD, digital light processing DTVs or progressive scan. Our digital video processors and processing system products are (* denotes product has been phased out):

Digital Video Processors and Processing Systems
Product	Key Features	Target Applications
SiI 504	Deinterlacer, horizontal scaler, color lookup, table memory controller, color space converter, LCD/CRT Controller	Progressive scan DVD players, DTVs, LCD TVs, projectors, set-top boxes
iScan Pro*	Motion adaptive-video deinterlacing, source adaptive processing NTSC sources, source transmission management, auto-dynamic thresholds enabling reliable pulldown, picture controls	HDTVs, multimedia TVs, data and video projectors (31.5KHz scan rate required), computer monitors
iScan Ultra*	Accepts standard NTSC, PAL and SECAM signals, Progressive scan video, Picture controls, DVI digital video output	HDTVs, multimedia TVs, data and video projectors (31.5KHz scan rate required), PC monitors

Storage

Silicon Image’s proven high-speed, Multi-layer serial Link (MSL™) architecture lends itself to storage market applications, including Serial ATA. MSL technology is a multi-layer approach to providing robust, cost-effective, multi-gigabit semiconductor solutions on a single chip for high-bandwidth applications.

Serial ATA offers a number of benefits over Parallel ATA interfaces, including higher bandwidth, scalability, lower voltage and narrower cabling. As a result, Serial ATA is expected to become the standard drive interface for desktop and notebook PCs and establish a significant presence in enterprise storage applications. SATALink™ is Silicon Image’s branded implementation of Serial ATA.

Serial ATA Controllers, PHYs and Bridges. The products in our SATALink family include five host controllers, a dual-channel PHY and one bridge IC that are intended to enable customers to begin to incorporate serial ATA while they transition from parallel ATA. Our serial ATA controller, PHY and bridge devices are based on the SATA 1.0 specification, which is used to transmit and receive data at a rate of 1.5 Gbps, and certain enhancements to the SATA 1.0 specification published by the SATA II working group that we expect will become part of the SATA 2.0 specification, and are:

Serial ATA Controllers and Bridges
Product	Key Features	Target Applications
SiI 3124-2

Single chip, quad channel, PCI-X-to-SATA II host controller, SATARAID™ software, 1st Party DMA, hot plug, ATAPI support, port multiplier support with FIS-based switching, variable output strengths for backplane support Supports up to 3Gb/s per channel.

Server motherboards, server add-in-cards, host bus adapters, RAID subsystems, embedded applications
SiI 3124-1

Single-chip, quad-channel, PCI-X-to-SATA host controller, SATARAID™ software, 1st Party DMA, hot plug, ATAPI support, port multiplier support with FIS-based switching, variable output strengths for backplane support Supports up to 1.5Gb/s per channel.

Server motherboards, server add-in-cards, host bus adapters, RAID subsystems, embedded applications
SiI 3114	Single-chip, quad-channel, PCI-to-SATA host controller, SATARAID™ software, hot plug, ATAPI support, variable output strengths for backplane support	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded applications
SiI 3512	Single-chip, dual-channel, low pin-count PCI-to-SATA host controller, SATARAID™ software, hot plug, ATAPI support	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded applications
SiI 3112	Single chip, dual-channel, PCI-to-SATA host controller, SATARAID™ software, hot plug, ATAPI support	PC motherboards, RAID or non-RAID disk controller add-in cards, storage and embedded systems
SiI 3611	Serial ATA-to-Parallel ATA disk bridge, ATAPI support	Optical and hard disk drives, storage systems
SiI 3012	Single-chip, dual-channel, SATA PHY	PC motherboards, storage and embedded systems

Parallel ATA and USB Controllers. Our parallel ATA and USB controllers serve products incorporating parallel ATA and USB interfaces such as motherboards, add-in cards and embedded systems. Our parallel ATA and USB controller products are (* denotes product has been phased out):

Parallel ATA and USB Controllers
Product	Key Features
SiI 0680	Ultra ATA / 133 PCI-to-ATA host controller
SiI 0649	Ultra ATA / 100 PCI-to-ATA host controller
SiI 0648	Ultra ATA / 66 PCI-to-ATA host controller
SiI 0673*	USB host chip for 3V applications for a wide range of embedded designs
SiI 0670*	USB host chip for 5V applications ranging from PCs to set-top boxes to auto PCs
PCI 646 U2*	Ultra 33 5V 100-pin PQFP chip for embedded 5V designs
PCI-643*	IDE 3.3V 100-pin chip for quick and low-lost connectivity

Fibre Channel SerDes. Our Fibre Channel serializer/deserializer (“SerDes”) products are a low-power, high-quality (low-jitter), cost-effective solution for applications such as host bus adapters (“HBAs”) and switches that connect PCs and servers to large storage banks. Our fibre channel products are:

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

Promotion of Industry Standards

As technology innovators, a key element of our business strategy is the development and promotion of industry standards in our target markets. Current standards efforts include:

Digital Visual Interface (DVI)

We, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, announced the formation of the Digital Display Working Group (“DDWG”) in 1998. Subsequently, these parties entered into a Promoter’s Agreement in which they agreed to:

•       define, establish and support the DVI specification, an industry specification for sending video data between a computer and a digital display;

•       encourage broad industry adoption of the DVI specification, in part by creating an implementer’s forum that others may join in order to receive information and by providing support for the DVI specification; and

•       invite third parties to enter into a Participant’s Agreement in order to consult on the content, feasibility and other aspects of the DVI specification.

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

In October 2003, the Federal Communications Commission (“FCC”) published its proposed rules for the compatibility between cable systems and consumer electronics devices (Second Report and Order and Second Further Notice of Proposed Rulemaking dated October 9, 2003, “Plug & Play Order”). In the

Plug & Play Order the FCC in setting forth the proposed rules governing the U.S. transition to digital television, proposed that by July 1, 2005 all high-definition set top boxes distributed by cable operators must include either a DVI or HDMI interface. Further, the FCC proposed that for a consumer electronics product to be marketed or labeled “digital cable ready” it must include either a DVI or HDMI interface.

Joint Development of High Definition Content Protection (HDCP)

In 2000, the High-bandwidth Digital Content Protection (“HDCP”) specification HDCP 1.0 was published by Intel, with contributions by Silicon Image acknowledged in the specification. The specification was developed to provide a content protected link from host devices, such as PC’s, set-top boxes and DVD and D-VHS players, to displays such as computer monitors, HDTVs and digital TVs. This technology has support from the members of the Motion Picture Industry Association and aims to prevent high-definition movie content from being copied when transmitted over a digital link. In 2003, the HDCP specification was modified and made available for use over HDMI interfaces.

In November 2003, the FCC published its proposed rules for the protection of digital broadcast content (Report and Order and Further Notice of Proposed Rulemaking dated November 4, 2003, “Broadcast Flag Order”). In the Broadcast Flag Order setting forth the proposed rules that, among other things, would govern the means to protect high-definition television broadcast as this content is transferred between consumer electronics devices, HDCP is listed as one of the authorized digital output protection technologies.

High Definition Multimedia Interface (HDMI)

We, together with Sony, Matsushita (Panasonic), Philips, Thomson (RCA), Hitachi and Toshiba, entered into a Founder’s Agreement and formed a working group to develop a specification for a next-generation digital interface for consumer electronics. In December 2002, the final specification for High Definition Multimedia Interface (“HDMI”) 1.0 was released. The HDMI 1.0 specification is based on our transition minimized differential signaling (TMDS™) technology, the underlying technology for DVI 1.0, and has received strong support from Fox and Universal studios, DirecTV and Echostar.

The Founders Agreement provides that the signatories:

•       define, establish and support the HDMI specification, an industry specification for a next-generation digital interface for consumer electronics that enables the distribution of uncompressed high-definition video and multi-channel audio in a single cable;

•       encourage broad industry adoption of the HDMI specification, by charging identical annual fees and running royalties to all adopters, and to appoint a licensing agent, HDMI Licensing LLC (a wholly owned subsidiary of Silicon Image), to sign HDMI Adopters’ Agreements and provide necessary patent licenses to adopters;

•       encourage compatibility of HDMI enabled products by mandating compatibility testing prior to the first use of HDMI;

•       encourage consumer recognition of the compatibility and presence of the HDMI technology by branding the HDMI name and logo; and

•       have HDMI Licensing LLC oversee the collection of annual fees and running royalties.

As of December 31, 2003, sixty companies have signed HDMI Adopters Agreements, under which adopters are granted a standard license to the HDMI specification and necessary patents. We expect HDMI to become a standard digital interface for consumer electronics products that carry digital audio and video signals. As noted above, the FCC in the Plug & Play Order has proposed that by July 1, 2005 all high-definition set top boxes distributed by cable operators must include either a DVI or HDMI interface. Further, the FCC proposed that for a consumer electronics product to be marketed or labeled “digital cable ready” it must include either a DVI or HDMI interface.

Serial ATA Working Group

During 2000, we acquired Zillion Technologies, a developer of high-speed transmission technology for data storage applications. Zillion contributed in drafting the preliminary serial ATA specification (SATA 1.0), which was published in 2001 and is being promoted as a successor to parallel bus technology. We are a contributor to the SATA working group, which includes, Dell, Intel, Maxtor, Seagate, and Vitesse among its promoters. In February 2002, we joined the SATA II Working Group as a contributor. The SATA II working group released “Extensions to Serial ATA 1.0 Specifications” in October 2002 and “Extensions to Serial ATA 1.0a rev. 1.1” in November of 2003 to enhance the existing SATA 1.0 specification for the server and network storage markets. The SATA II working group has also released specifications for SATA port multipliers and SATA port selectors. In addition, the SATA II working group is developing a specification for the next-generation SATA speed of 3 Gbps and external cabling for SATA. The SATA II working group includes many of the same members as the SATA working group.

Incits T-13 Committee

In 2003, Silicon Image joined the Incits T-13 technical committee (the “T-13 Committee”) as a contributor. The T-13 Committee is responsible for publishing the ATA specification and is currently working to make improvements to the ATA specification, including the incorporation of the Serial ATA 1.0a specification into their next revision of the ATA specification, ATA-7. Members of the T-13 Committee include Hitachi, Intel, Seagate, Phoenix Technologies, Maxtor, Microsoft, Fujitsu and nVidia among others.

Silicon Image Technology

Multi-Layered Systems Approach to Solving High-Speed Interconnect Problems

We invented technology upon which the DVI and HDMI specifications are based and have substantial experience in the design, manufacture and deployment of semiconductor products incorporating this high-speed data communications technology. The advanced nature of our high-speed digital design allows us to integrate significant functionality with multiple high-speed communication channels using industry-standard, low-cost complementary metal oxide semiconductor (“CMOS”) manufacturing processes. At the core of our innovation is a multi-layered approach to providing multi-gigabit semiconductor solutions.

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

At the coding layer, we have developed substantial intellectual property in data coding technology for high-speed serial communication. Our coding technology simplifies the protocol for high-speed serial communication and allows tradeoffs to be made in physical implementation of the link, which in turn reduces the cost of bandwidth and simplifies the overall system design. In addition, we have ensured direct current balanced transmission and the ability to use TMDS to keep electromagnetic emissions low and to enable connection to fiber optic interconnects without use of additional components.

PanelLink Cinema

Our PanelLink Cinema technology sends high-fidelity digital audio and can protect video across the HDMI link for use in the consumer electronics market. Combining digital video and digital audio transmissions in a single interconnect system simplifies and reduces the cost of the connection between consumer electronics devices, while maintaining high quality and protection. PanelLink Cinema technology is fully compliant with the HDMI 1.0 specification.

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

From our inception until 1998, our internal research and development efforts focused primarily on the development of our core PanelLink technology, our initial transmitter and receiver products, and our first intelligent panel controller product. In 1999, we improved our PanelLink technology and developed new transmitter and receiver products, focusing on providing both higher speeds and improved ease of use. We also began development of our PanelLink architecture for digital displays. In 2000, we focused our internal research and development efforts on integrating our PanelLink receiver technology with additional functionality, such as PanelLink A/V and HDCP, for flat panel displays, digital CRTs and the consumer electronics industry. In 2001, we diversified our research and development efforts by increasing our investment in storage semiconductor development and by adding storage system architecture and software development expertise through our acquisition of CMD Technology. In 2002 and 2003, our research and development efforts focused primarily on technology and applications for the consumer electronics and storage markets, including the development of HDMI technology.

Our research and development efforts continue to focus on developing higher bandwidth links with and links with expanded functionality for use in various PC, CE and storage applications. By utilizing our patented data coding technology and different clocking methodologies, we believe our high-speed link can scale with advances in semiconductor manufacturing process technology, simplify system design, and be combined with other functionality to provide new innovative solutions for our customers.

We have invested, and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses were approximately $43.4 million in 2003, $40.2 million in 2002, and $34.8 million in 2001. Excluding non-cash stock compensation expense, our research and development expenses were approximately $36.5 million in 2003, $32.8 million in 2002 and $25.5 million in 2001.

Sales and Marketing

We sell our products to distributors and OEMs throughout the world using a direct sales force with field offices located in North America, Taiwan, Europe, Japan and Korea, and indirectly through a network of distributors and manufacturer’s representatives located throughout North America, Asia and Europe.

Our sales strategy for all products is to achieve design wins with key industry leaders in order to grow the markets in which we participate and to promote and accelerate the adoption rate for industry standards we support or are developing, such as DVI, HDMI and Serial ATA. Our sales personnel and applications engineers provide a high-level of technical support to our customers. Our marketing efforts focus primarily on promoting adoption of the DVI, HDMI and Serial ATA standards, participating in industry trade shows and forums, entering into branding relationships such as PanelLink for DVI, PanelLink Cinema for HDMI, and SATALink for Serial ATA to build awareness of our brands, and bringing new solutions to market.

Manufacturing

Wafer Fabrication

Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing our manufacturing requirements, we are able to avoid the high cost of owning and operating a semiconductor wafer fabrication facility, take advantage of these suppliers’ high-volume economies of scale and also gives us direct and timely access to advancing process technology. This allows us to focus our resources on the design and quality of our products. Our devices are currently fabricated using 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron processes. We continuously evaluate the benefits, primarily improved performance, and feasibility of migrating our products to smaller geometry process technologies. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (“TSMC”), an outside foundry, to produce all of our PC, CE and fibre channel and serial ATA storage products. We also rely on other outside foundries, such as Kawasaki and Atmel, to produce our parallel ATA and USB storage semiconductor products. We do not have long-term supply agreements with any of these foundries and therefore cannot be assured of sufficient capacity availability or future prices. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly. We attempt to optimize wafer availability by continuing to use less advanced wafer geometries, such as 0.5 micron, 0.35 micron and 0.25 micron, which generally have more available capacity.

Assembly and Test

After wafer fabrication, die (semiconductor devices) are assembled into packages and the finished products are tested. Our products are designed to use low-cost standard packages and to be tested with widely available semiconductor test equipment. We outsource all of our packaging and the majority of our test requirements to Amkor Technology in Korea, Advanced Semiconductor Engineering in Taiwan, Malaysia and the United States, and Fujitsu and Kawasaki in Japan. This enables us to take advantage of these subcontractors’ high-volume economies of scale and supply flexibility, and gives us direct and timely access to advancing packaging technology. We test a small portion of our products in-house.

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

Quality Assurance

We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in-depth circuit simulation at temperature, voltage and processing extremes before being fabricated. We pre-qualify each of our subcontractors through an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer foundries and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yields. Our independent foundries and assembly and test subcontractors have achieved ISO 9000 certification.

Intellectual Property

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. As of December 31, 2003, we have been issued over 40 United States patents and have in excess of 140 United States patent applications pending. Our issued patents expire in 2016 or later, subject to our payment of periodic maintenance fees. We cannot assure you that any valid patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology, or that any patent will be upheld in the event of a dispute. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. We also generally control access to and distribution of our documentation and other proprietary information. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, and the outcome often is not predictable, and the relief available may not compensate for the harm caused.

Our participation in the DDWG requires that we grant others the right to use specific elements of our intellectual property in implementing the DVI specification in their products, at no cost, in exchange for an identical right to use specific elements of their intellectual property for this purpose. We agreed to grant rights to the DDWG members and other adopters of the DVI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the adopters of the DVI specification from using certain specific elements of our intellectual property for certain purposes for free. This reciprocal free license covers the connection between a computer and digital display. It does not, however, extend to the internal methods by which such performance is created. Although the DVI specification is an open industry standard, we have developed proprietary methods of implementing the DVI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types, and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms and our circuits to reduce electromagnetic interference (EMI). Third parties may develop proprietary intellectual property relating to DVI implementations that would prevent us from developing or enhancing our DVI implementation in conflict with those rights. Third parties may also develop equivalent or superior implementations of the DVI specification and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed or be infringing our intellectual property rights, or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement may be greater than any benefit we would realize.

Our participation as a founder of the HDMI specification requires that we grant others the right to use specific elements of our intellectual property in implementing the HDMI specification in their products, in exchange for a license. This license bears an annual fee and royalties that are payable to HDMI Licensing, L.L.C., a wholly owned subsidiary of ours. There can be no assurance that such license fees and royalties will adequately compensate us for having to license our intellectual property. The license, with restrictions, generally covers the patent claims necessary to implement the specification of an interface for CE devices, and does not extend to the internal methods by which such performance is created. Although the HDMI specification is a proposed industry standard, we have developed proprietary methods of implementing the HDMI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types, and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms, our implementation of audio and visual data processing, and our circuits to reduce EMI. Third parties may also develop intellectual property relating to HDMI implementations that would prevent us from developing or enhancing our HDMI specification in conflict with those rights. Third parties may also develop equivalent or superior implementations of the HDMI specification and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed or be infringing our intellectual property rights, or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement may be greater than any benefit we would realize. In addition, third parties may not pay the prescribed license fees and royalties, in which case we may become involved in infringement or collection actions, or we may determine that the cost of pursuing such matters may be greater than any benefit we would realize. We agreed to grant rights to the founders and adopters of the HDMI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the founders and adopters of the HDMI specification from using certain specific elements of our intellectual property for certain purposes for the specified royalties.

We entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use certain of the grantor’s existing and future patents, including certain future patents, with specific exclusions related to the grantor’s current and anticipated future products and network devices. Products excluded include our digital receivers, discrete digital transmitters and discrete display controllers, and Intel’s processors, chipsets, graphics controllers and flash memory products. This cross-license does not require delivery of any masks, designs, software or any other item evidencing or embodying such patent rights, thus making “cloned” products no easier to create. The cross-license agreement expires when the last licensed patent expires, anticipated to be no earlier than 2016, subject to the right of either party to terminate the agreement earlier upon material breach by the other party, or a bankruptcy, insolvency or change of control of the other party. We have forfeited, however, our ability to rely on intellectual property law to prevent Intel from using our patents within the scope of this license. To date, we are not aware of any use by Intel of our patent rights that negatively impacts our business.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which can result in significant, protracted litigation. We have brought a patent infringement suit against Genesis, which is described in further detail below in the section entitled “Legal Proceedings.”

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

•       Analog Solutions. Display systems still predominantly employ an analog interface. Improvements to analog interface display solutions may slow the adoption of all-digital display systems. We compete with analog solution vendors such as Analog Devices, Genesis Microchip, MRT and a number of Taiwan-based companies.

•       DVI-Compliant Solutions. We believe that over time, the DVI specification will become widely adopted in the digital display industry and attract additional market entrants. We believe the following companies have developed or announced intentions to develop DVI-compliant solutions: Analog Devices, ATI Technologies, Broadcom, Chrontel, Connexant, Genesis Microchip, MRT, National Semiconductor, nVidia, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine.

•       Dual-Interface Solutions. The following companies have developed, or announced intentions to develop, products that connect to both analog and digital host systems, also known as a dual-interface solution: Genesis Microchip, Macronix, MRT, Philips Semiconductor, Pixelworks and a number of Taiwan-based companies.

•       Other Digital Interface Solutions. Texas Instruments, Thine, and National Semiconductor offer proprietary digital interface solutions based on LVDS, or low voltage differential signaling technology. LVDS technology has gained broad market acceptance in notebook PCs, and has gained some adoption with PC and display manufacturers for use outside of the notebook PC market.

The market for our intelligent panel controller products is also very competitive. Some of our intelligent panel controller products are designed to be functionally interchangeable with similar products sold by National Semiconductor, Texas Instruments, Samsung Semiconductor, Novatek and Thine.

In the consumer electronics market, our digital interface products are used to connect new cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and HDCP, or HDMI with or without HDCP support. Companies that have announced or are shipping competing DVI-HDCP solutions include Analog Devices, Texas Instruments, Thine, Broadcom, and Genesis Microchip. In addition, our video processor products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis Microchip, Mediamatics, Micronas Semiconductor, Oplus, Philips Semiconductor, Pixelworks, and Trident. We also compete in some instances against in-house processing solutions designed by large consumer electronics OEMs. We expect competition for HDMI products from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba.

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

Employees

As of December 31, 2003, we had a total of 250 employees, including 9 located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business will be seriously harmed.

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

Item 2. Properties

Our principal operating facility, consisting of approximately 80,000 square feet of space in Sunnyvale, California, is leased through August 1, 2010 and should be adequate to meet our requirements through at least 2004. We also have approximately 91,000 square feet of space in Irvine, California, which is leased through November 2005, and approximately 8,000 square feet of space in Milpitas, California, which we currently do not occupy and which is leased through April 2006. We currently sublease to third parties, under three separate arrangements, approximately 38,000 square feet of our space in Irvine, California, on conventional terms, and are attempting to sublease additional space at this facility and at our Milpitas facility. We leased a facility in Taiwan for an office space of approximately 1,800 square feet. This lease expired on December 31, 2003. We did not renew this lease on termination, but effective January 1, 2004, we leased another facility consisting of approximately 6,500 square feet for a period of three years. We also entered into a lease in December 2003 for office space in Japan, and under the terms of this agreement, lease approximately 1,700 square feet in Tokyo. This lease extends through December 2005.

Item 3. Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our

U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. In January, the parties presented different interpretations of the MOU to the Court. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We have filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. The Court has not ruled on pending motions regarding the disposition of the money held by the Court. On January 16, 2004, Genesis filed a notice of appeal. To date, we have not received any cash nor have we recognized any revenue associated with this litigation. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Management intends to prosecute our position vigorously until this matter is resolved. Through December 31, 2003, we have spent approximately $10.4 million on this matter and expect to continue to incur significant costs through at least the fourth quarter of 2004.

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

The amount of legal fees we incur with respect to the litigation matters described above will depend on the duration of our litigation matters, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2004 with respect to the litigation matters described above, however, we do expect to incur substantial amounts through 2004.

Item 4. Submission of Matters to a Vote of Securities Holders

None

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common shares have been traded on the NASDAQ Stock Market since our initial public offering on October 6, 1999. Our common shares traded under the symbol “SIMG”. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low
2003
Fourth Quarter	$9.05	$4.28
Third Quarter	6.65	4.50
Second Quarter	6.18	4.17
First Quarter	7.65	3.98
2002
Fourth Quarter	7.42	2.34
Third Quarter	6.87	3.34
Second Quarter	10.67	4.41
First Quarter	9.14	4.06

As of January 31, 2004, we had approximately 184 holders of record of our common shares and a substantially greater number of beneficial owners.

We filed a Registration Statement on Form S-1 (File No. 333-83665) that was declared effective by the SEC on October 5, 1999. On October 6, 1999, Silicon Image shares commenced trading, and on October 12, 1999, we completed the sale of all 8,970,000 registered shares at a price of $6.00 per share.

We received net proceeds of $48.0 million, after deducting underwriting discounts and commissions of approximately $3.8 million and estimated offering expenses of approximately $1.7 million. None of these offering expenses were paid directly or indirectly to any of our directors or officers, any person owning 10% or more of any class of our equity securities, or any of our affiliates. We intend to use the proceeds from this offering for general corporate purposes, including working capital and capital expenditures.

We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends in the future.

In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us. The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement. These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act. On December 31, 2003, we issued 18,750 shares of our common stock to the Zillion founders pursuant to the exchange agreement. The issuances of shares were made without general solicitation or advertising and were only made to two individuals.

Item 6. Selected Financial Data

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except footnotes, employees and per share data)
Statements of Operations Data:
Total revenue	$103,525	$81,539	$51,966	$50,035	$21,244
Cost of revenue:
Absolute dollars(1)	$46,609	$38,110	$25,063	$18,798	$7,985
% of revenue	45.0%	46.7%	48.2%	37.6%	37.6%
Research and development:
Absolute dollars(2)	$36,523	$32,809	$25,473	$12,811	$7,168
% of revenue	35.3%	40.2%	49.0%	25.6%	33.7%
Selling, general and administrative:
Absolute dollars(3)	$18,401	$17,454	$18,773	$18,902	$8,110
% of revenue	17.8%	21.4%	36.1%	37.8%	38.2%
Loss from operations	$(17,719)	$(40,850)	$(78,530)	$(26,858)	$(8,697)
Net loss	$(12,810)	$(40,092)	$(76,108)	$(23,243)	$(7,621)
Net loss per share:
Basic and diluted	$(0.18)	$(0.62)	$(1.32)	$(0.47)	$(0.38)
Weighted average shares	69,412	64,283	57,790	49,720	20,192
Balance Sheet and Other Data as of Year End:
Cash, cash equivalents and short-term investments	$37,254	$35,833	$41,218	$60,189	$58,147
Working capital	$37,674	$27,787	$36,179	$56,713	$55,380
Total assets	$87,742	$77,616	$90,162	$99,499	$67,501
Tangible assets	$71,693	$64,595	$68,534	$78,146	$67,501
Long-term debt obligations	$—	$—	$819	$1,030	$528
Total stockholders’ equity	$62,393	$48,170	$67,324	$83,197	$57,564
Tangible net book value	$46,344	$35,149	$45,696	$61,844	$57,564
Regular full-time employees	250	249	266	150	85

(1)          Excludes non-cash stock compensation and warrant expense of $583,000, $1.2 million, $279,000, $593,000, and $609,000, for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(2)          Excludes non-cash stock compensation and warrant expense of $6.9 million, $7.4 million, $9.3 million, $10.2 million, and $2.5 million for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively.

(3)          Excludes non-cash stock compensation and warrant expense of $2.5 million, $2.5 million, $2.8 million, $2.8 million and $3.5 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Audit Committee Examination

In November 2003, the Company announced that it would delay the filing of its quarterly report on Form 10-Q because an examination had been commenced by its Audit Committee. The Company’s Audit Committee, with the assistance of independent outside counsel and independent outside consultants, was examining certain matters, principally the Company’s recognition of revenue associated with its licensing transactionsin 2002 and 2003.

In February 2004, the Company’s Audit Committee completed its examination. During the course of the examination, the Audit Committee and its outside advisors conducted a thorough review of the Company’s licensing transactions in 2002 and 2003, as well as a review of certain other matters. As a result of its examination, the Audit Committee concluded that no changes were required to the results previously announced for the quarter ended September 30, 2003, or any prior reporting period. In its review, the Audit Committee concluded that there were no accounting irregularities and that no member of the Company’s management engaged in misconduct in connection with the matters under examination.

During the course of its examination, the Audit Committee identified certain areas in which the Company’s control environment should be improved. As a result, the Company, under the direction of the Audit Committee and the Board of Directors, is taking steps to strengthen the Company’s controls. In connection with these steps, the Company is adopting a policy requiring additional documentation of items necessary for licensing revenue recognition decisions; increasing the standardization of licensing deliverables and post-contract customer support for revenue recognition purposes; and formalizing its licensing deal review process. The Company only began to report revenues from licensing transactions in 2002. These enhancements to the Company’s controls are in part designed to help the Company adapt to the growing complexity and importance of this additional component of its business strategy.

The Company is also in the process of adopting and implementing internal measures designed to enhance the Company’s overall internal control environment and to increase the level of communication within the management team and between the management team and the Board of Directors, including the Audit Committee. These measures include restructuring some reporting relationships among management and evaluating and redefining management roles and responsibilities. The Company may receive and consider additional recommendations designed to enhance its overall internal control environment. The Company believes that the steps it has taken and its continued monitoring and improvement of its internal controls are and will remain sufficient to ensure continued compliance with law.

Overview

Silicon Image is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. The company’s mission is to be the leader in defining the architectures, intellectual property (IP) and semiconductor technology required to build secure digital content delivery systems. To ensure that rich digital content is always available on any device, consumer electronics, PC and storage devices must be architected for content compatibility and interoperability.

Silicon Image’s strategy entails establishing industry-standard, high-speed digital interfaces and building market momentum and leadership through its first-to-market, standards-based IC products. Further leveraging its strong IP portfolio, the company broadens market adoption of the Digital Visual Interface (DVI), High-Definition Multimedia Interface (HDMI) and Serial ATA (SATA) interfaces by licensing its proven IP cores to companies providing advanced system-on-a-chip solutions incorporating these interfaces. Licensing, in addition to creating revenue and return on engineering investment in market segments we choose not to address, creates products complementary to our own that expand the markets for our products and help to improve industry wide interoperability.

Silicon Image is a leader in the global PC/display arena with its innovative PanelLink® digital interconnect technology, which enables an all-digital connection between PC host systems and digital displays such as LCD monitors, plasma displays and projectors. PanelLink technology is the basis for the DVI industry standard the company pioneered and remains the most popular DVI implementation with more than 40 million units shipped to date.

In 2000, in order to decrease our absolute dependence on the PC business, we embarked upon a plan to diversify into the CE and storage markets. Products sold into the PC market have been declining as a percentage of our total revenues and generated 32% of our revenue in 2003, 58% of our revenue in 2002, and 70% of our revenue in 2001.

Leveraging our core technology and standards-setting expertise, Silicon Image is driving HDMI (High Definition Multimedia Interface), the new digital interface standard for the consumer electronics market. Introduced by founders Hitachi, Matsushita (Panasonic), Philips, Silicon Image, Sony, Thomson and Toshiba, HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically simplifies cabling. Silicon Image’s HDMI technology is marketed under the PanelLink Cinema™ brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by certain Hollywood studios as the technology of choice for the secure distribution of premium content. The PanelLink Cinema chip and the first HDMI-compliant silicon are on the market and are featured in the world’s first consumer electronics products with HDMI functionality.

Products sold into the CE market have been increasing as a percentage of our total revenues and generated 25% of our revenue in 2003, 11% of our revenue in 2002, and 8% of our revenue in 2001. Our CE products offer a securable interface for transmission of digital video and audio to consumer devices, such as digital TVs and DVD players. Demand for these products will be driven primarily by the adoption rate of new technologies, such as High-Definition Multimedia Interface (“HDMI”) and High-Bandwidth Digital Content Protection (“HDCP”).

In the storage market, Silicon Image has assumed a leadership role in Serial ATA (“SATA”), the new high-bandwidth, point-to-point interface that is replacing Parallel ATA in desktop storage and making inroads in the enterprise arena due to its price/performance. Silicon Image is a leading supplier of discrete SATA devices with hundreds of motherboard and add-in-card design wins. Silicon Image’s SATALink™-branded solutions are fully SATA-compliant and offer advanced features and capabilities such as Native Command Queuing, port multiplier capability and ATAPI support. Silicon Image also supplies high-performance, low-power Fibre Channel Serializer/Deserializer (SerDes) to leading switch manufacturers.

Semiconductor products sold into the storage market have been increasing as a percentage of our total revenues and generated 27% of our revenue in 2003, 15% of our revenue in 2002, and 5% of our revenue in 2001. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, and the extent to which SATA and fibre channel functionality are integrated into chip sets and controllers offered by other companies, which would make our discrete devices unnecessary.

Sales of storage subsystems products generated 2% of our revenue in 2003, 8% of our revenue in 2002, and 17% of our revenue in 2001. We are phasing out our storage subsystems products. In conjunction with our decision to phase out our storage subsystems products, we decided to design products for and/or license our technology to third parties in this market.

License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items.

However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery. A number of our license agreements require customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables and either payment has been received or is expected within 90 days of acceptance. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available and rely upon estimates in lieu of actual royalty reports when we have a sufficient history base of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. To date, such “true-up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty payments are received. Development revenue is recognized when project milestones have been completed and acknowledged by the other party to the development agreement and collection is reasonably assured. In certain instances, we recognize development revenue using the lesser of non-refundable cash received or the results of using a proportional performance measure.

Our licensing activity is complementary to our product sales because we believe this activity can help us monetize our intellectual property as well as accelerate adoption curves associated with our technology. Most of our licenses include a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development, licensing and royalties accounted for 14%, 8% and 0% of our revenues, and represented 25%, 16% and 0% of our total gross margin, for 2003, 2002 and 2001, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgments. Licensing revenues have fluctuated significantly from period to period and may continue to do so in the future; because of their high margin content they can have a disproportionate impact on gross margins and profitability.

In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in all but one quarterly period since our inception and, as of December 31, 2003, we had an accumulated deficit of $172.7 million.

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

In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue, and restructuring the company to improve profitability. During 2001, we acquired CMD, a provider of storage subsystems and semiconductors designed for storage area networks, and SCL, a provider of mixed-signal and high-speed circuit designs.

During 2002, we achieved double-digit sequential revenue growth in each fiscal quarter, resulting in record annual revenue of $81.5 million, which was a 57% increase from 2001 revenue levels. We also began to see the benefits of our diversification strategy, which resulted in establishing a presence in the CE and storage markets, both of which are expected to experience strong growth rates during the next several years. Additionally, we were able to successfully leverage our intellectual property to generate $6.7 million of development, licensing and royalty revenue. We also focused on improving our profitability and reducing our cash usage.

Year 2003

During 2003, we achieved significant growth, resulting in record annual revenue of $103.5 million, representing a 27% increase compared to 2002. We were also able to continue to take advantage of our diversification strategy effectively, which resulted in our being able to expand our presence in the CE and storage markets, both of which we expect will experience significant growth rates during the next several years. Additionally, we were able to successfully leverage our intellectual property to generate $14.2 million of development, licensing and royalty revenue.

In 2003 we introduced our first HDMI products for the CE market. HDMI is a new standard for digital video and audio transmission for consumer devices. This standard was created by Silicon Image, together with Sony, Matsushita (Panasonic), Philips, Thomson (RCA), Hitachi and Toshiba, and with strong support from Fox and Universal studios, DirecTV and Echostar. We believe that a majority of digital TVs, DVDs and set-top boxes will include a digital interconnect, whether it is DVI or HDMI, within the next five years. We also believe that a majority of these digital interfaces will be secured, whether DVI or HDMI, with high definition content protection (HDCP). There has been initial market acceptance of our HDMI products and major CE manufacturers have already incorporated our products into several of their designs. During the year we also opened an HDMI authorized testing center for testing of products for compliance with the HDMI specifications.

In the storage market, we had a number of new and advanced product offerings. We were able to achieve numerous design wins with our SATALink products. In particular, there was widespread market acceptance of the PCI to four-port serial ATA solutions for the PC and server markets and a number of major manufacturers incorporated our products into their motherboards. We believe we are well positioned to continue to be in the forefront and benefit from an increasingly rapid rate of transition to serial ATA technology. Furthermore we expect to leverage our storage expertise in the rapidly growing area of storage for CE storage devices. Additionally, our 2GB fibre channel solutions experienced strong growth as our major OEM’s have experienced increased strength in their businesses. Demand declined throughout the year for our parallel ATA and USB 1.0 products as the market began to transition to serial ATA. We expect demand for these legacy products to continue to decrease significantly throughout 2004.

In the PC market, we introduced a number of new transmitter and receiver chips and in particular our next generation of PanelLink DVI receiver chips was well received and incorporated by several PC manufacturers. These DVI solutions are also finding their way into CE devices. In fact, according to DisplaySearch, an independent research firm, DVI is well positioned to enjoy rapid growth due to significant increases expected in its two largest target markets—LCD monitor market and the LCD TV market—the LCD monitor market is expected to grow from 49 million units in 2003 to 139 million units in 2007 and the LCD TV market is expected to grow from 4.2 million units in 2003 to 31 million units in 2007. Consistent with the overall growth in the DVI CE market, we expect the DVI adoption rate to increase for the PC market during the next two years as quality, cost and content will make an all-digital connection more attractive than an analog solution. We also expect the prices of digital displays to continue to decrease, which we expect will increase demand for digital displays. Our transmitter products continued to experience competitive pressure, primarily from integration by the graphic chip suppliers such as ATI and nVidia. Thine and Texas Instruments also remain competitors. Because of this increased competition we saw lower average selling prices for these products. We expect graphic card manufacturers to continue to integrate a transmitter into their graphics chip, thus eliminating the need for a discrete transmitter device in many host products. We believe that integration in the next two-to-three years will be limited to lower resolution technology, and that higher resolutions will continue to require a discrete transmitter to achieve high-resolution quality. We continued to lose market share in the receiver market during 2003, as OEMs continued to use dual-interface solutions in flat panels to accommodate both digital and analog signals. In addition, we generated licensing revenue by licensing certain technology to companies for use in making products for the dual-interface market. During the year we also opened a DVI Compliance Test Center.

On April 7, 2003, we issued approximately 2,501,000 shares of common stock in exchange for all outstanding shares of TransWarp Networks (“TWN”) capital stock, and converted all outstanding TWN options into options to purchase approximately 760,000 shares of our common stock. The purchase price for this acquisition was approximately $14.5 million. Approximately 392,000 shares of our issued common stock will be held in escrow for a period of eighteen months as collateral for indemnity obligations of the principal TWN stockholders. We also assumed TWN’s 2002 Stock Option / Stock Issuance Plan, under which a reserve of approximately 116,000 shares of our common stock remained available for future issuance. This transaction has been accounted for as an asset purchase. We expensed $5.5 million of in-process research and development and recorded tangible and intangible assets of $4.2 million in connection with this transaction.

On July 15, 2003, the Federal District Court in Richmond, Virginia, upheld our interpretation of a previously agreed upon Memorandum of Understanding (MOU) with Genesis. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and make royalty payments; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. On January 16, 2004, Genesis filed a notice of appeal. To date we have not received any cash payments nor have we recognized any revenue associated with the matter. Under the settlement agreement, Genesis was granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, upon Genesis’s becoming a signatory to the HDMI Adopters Agreement, Genesis will be granted a royalty-bearing license for the right to use these claims as part of their HDMI implementation. Genesis also was granted a royalty-bearing license to expand use of certain DVI-related patent claims to the consumer electronics marketplace.

During 2003, we also focused on improving the company’s profitability and reducing our cash usage rate. Our cash and short-term investments increased by $1.4 million in 2003, versus a decline of $5.4 million in 2002.

Outlook

We expect 2004 revenue to increase from the level achieved in 2003, and believe our revenue in the first quarter of 2004 will grow sequentially from the fourth quarter of 2003.

We believe our expected revenue growth during 2004 will be driven by several factors. First, DVI adoption rates are expected to increase as demand for notebook computers and graphics cards containing our products increase during the year. Second, in the CE market we have had a number of important design wins, some which begin mass production in early 2004 and we expect the production of other designs already in mass production to increase during the year. As the CE industry continues to transition to an all-digital solution, we expect the marketplace for our products to grow significantly. Third, Serial ATA adoption rates are expected to increase. Lastly, we expect our licensing market to continue to be attractive and as our licensing base grows, we also expect to see an increase in royalty revenues.

Among the factors that may cause our actual results to differ materially from those anticipated by our assumptions include the rate at which the PC market adopts DVI, acceptance of all digital solutions in the PC market, CE market acceptance of our DVI with HDCP and HDMI products, the rate at which the storage market transitions to 2 Gb fibre channel switches and serial ATA technology, consumer demand in the PC and CE markets, the availability of serial ATA-enabled hard drives and other peripherals, whether and how quickly OEMs are able to integrate transmitters in their graphics chips and serial ATA functionality into their chip sets, our ability to leverage our intellectual property into licensing revenue and the ability of our semiconductor foundry vendors to manufacture our products in commercial volumes at an acceptable cost and in a timely manner. In addition, our revenue remains subject to competition and general economic and market conditions, none of which can be accurately predicted.

We expect our gross margin percentage to increase slightly from 2003 levels as a result of higher licensing and royalty revenue, for which there is no associated cost of sales, manufacturing cost reductions on certain of our higher volume products, higher unit volume and shifts in product mix whereby higher margin CE products will grow faster than our PC or storage product lines that have lower gross margins. These positive effects will be offset by declining average selling prices (“ASPs”), especially for products in the PC market, and higher manufacturing overhead spending to support increased production levels for products in all three of our markets.

Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense to increase approximately 10 - 20% in 2004. R&D expense will be incurred for enhancements to existing products and for further development of technology related to consumer electronics and storage applications. Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our SG&A expense to increase approximately 10 - 20% in 2004, primarily as a result of increased headcount levels necessary to support our revenue growth. We cannot predict the R&D or SG&A expenses including the non-cash charges for stock compensation expense, which will fluctuate with changes in our stock price and volatility.

We expect to incur substantial non-cash stock compensation expense in 2004 and future periods as a result of previous stock option repricings, stock options assumed in connection with our prior acquisitions, the issuance of stock options to consultants, and modifications to stock options. We may also incur non-cash stock compensation expense in connection with future acquisitions. The amount of stock compensation expense in each period will fluctuate with changes in our stock price and volatility.

During 2004 and future periods, we may also incur non-cash expenses for the impairment or amortization of intangible assets.

We will also incur legal fees in 2004 in conjunction with our patent infringement lawsuit against Genesis, the recently completed Audit Committee examination, and other outstanding litigation. The amount of legal fees incurred will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur with respect to this matter; however, we do expect to incur substantial amounts through at least the fourth quarter of 2004. We estimate the costs associated with the conduct of the Audit Committee examination to be approximately $0.8 million during the first quarter of 2004. Pending litigation costs associated with the examination cannot be accurately projected for the following quarters and could be significant.

Commitments, Contingencies and Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 41%, 41%, and 51% of our revenue in 2003, 2002 and 2001, respectively. The decrease in 2003 and 2002 from 2001 levels can be attributed to our market diversification. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. In 2003, 42% of revenue was generated through distributors, compared to 42% in 2002 and 40% in 2001. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales (including licensing) to customers in Asia, including distributors, generated 69%, 64%, and 64% of our revenue in 2003, 2002, and 2001, respectively. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of the warrant at December 31, 2003 was $2.0 million. This warrant expires in September 2008.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

The majority of our products are sold to distributors with agreements allowing for price concessions and product returns. We recognize revenue based on our best estimate of when the distributor sold the product to its end customer based on point of sales reports received from our distributors. Due to the timing of receipt of these reports, we recognize distributor sell-through using information that lags quarter end by one month. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is earned when the distributor sells the product to an end-user, at which time our sales price to the distributor becomes fixed. Our revenue is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer on their shipments as well as the quantities of our products they still have in stock. In determining the appropriate amount of revenue to recognize, we use this data and apply judgment in reconciling differences between their reported inventories and activities. If distributors incorrectly report their inventories or activities, or if our judgment is in error, it could lead to inaccurate reporting of our revenues and income.

License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery. A number of our license agreements require customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables and either payment has been received or is expected within 90 days of acceptance. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available, and rely upon estimates in lieu of actual royalty reports when we have a sufficient history base of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. To date, such “true-up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty payments are received. Development revenue is recognized when project milestones have been completed and acknowledged by the other party to the development agreement, and collection is reasonably assured. In certain instances, we recognize development revenue using the lesser of non-refundable cash received or the results of using a proportional performance measure. Our license revenue recognition depends upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments, and if our judgment is in error it could lead to inaccurate reporting of our revenues and income.

Allowance for Doubtful Accounts

We review collectibility of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have not been material. At December 31, 2003, we had $13.4 million of gross accounts receivable and an allowance for doubtful accounts of $670,000. While we endeavor to accurately estimate the allowance, we may record unanticipated write-offs in the future.

Inventories

We record inventories at the lower of standard cost, determined on a first-in first-out basis, or market. Standard cost approximates actual cost. Provisions are recorded for excess and obsolete inventory, and are estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are written down to zero and the related provision is recorded as a cost of revenue. While we endeavor to accurately predict demand and stock commensurate inventory levels, we may record unanticipated material inventory write-downs in the future.

Long-Lived Assets

Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

For certain long-lived assets, primarily fixed assets and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. We regularly compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

Goodwill

We adopted the Statement of Financial Accounting Standard No.142 (SFAS 142), “Goodwill and Other Intangible Assets” on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Based on our annual impairment test performed for 2003, we concluded that there was no impairment of goodwill in fiscal 2003. However, there can be no assurance that we will not incur charges for impairment of goodwill in the future, which could adversely affect our earnings.

Deferred Tax Assets

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. To date, as a result of our recurring losses we have provided a 100% valuation allowance against all of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment.

Accrued Liabilities

Certain of our accrued liabilities are based largely on estimates. For instance, we record a liability on our balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, a component of our restructuring accrual related to a loss we expect to incur for excess leased facility space is based on numerous assumptions and estimates, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. Actual amounts could differ materially from these estimates.

Certain of our licensing agreements indemnify our customers for expenses or liabilities resulting from claimed infringements of patent, trademark or copyright by third parties related to intellectual property content of our products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances, the maximum amount of potential future indemnification is not limited. To date, we have not paid any such claims or been required to defend any lawsuits with respect to a claim.

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

Legal Matters

We are subject to various legal proceedings and claims, either asserted or unasserted. We evaluate, among other factors, the degree of probability of an unfavorable outcome and reasonably estimate the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When we determine that it is probable that a loss has been incurred, the effect is recorded promptly in the consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of the existing legal matters will have a material adverse effect on our financial condition and results of operations. However, significant changes in legal proceedings and claims or the factors considered in the evaluation of those matters could have a material adverse effect on our business, financial condition and results of operations.

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

Annual Results of Operations

REVENUE

	2003	Change		2002	Change		2001
	(dollars in thousands)
Personal Computers	$33,163	(30.0)%		$47,405	29.8%		$36,535
Consumer Electronics	25,762	186.5%		8,993	120.3%		4,082
Storage IC products	28,070	128.4%		12,291	393.8%		2,489
Storage Systems	2,340	(62.2)%		6,195	(30.1)%		8,860
Product revenue	$89,335	19.3%		$74,884	44.1%		$51,966
Percentage of total revenue	86.3%	(5.5	) pts	91.8%	(8.2	) pts	100.0%
Development, licensing and royalties	$14,190	113.2%		$6,655	100.0%		$—
Percentage of total revenue	13.7%	5.5	pts	8.2%	8.2	pts	0%
Total revenue	$103,525	27.0%		$81,539	56.9%		$51,966

The increase in revenue during 2003 is primarily due to increased sales of CE products, which contributed an additional $16.8 million of revenue, increased sales of storage IC products, which contributed an additional $15.8 million in revenue, and increased licensing activity, which contributed an additional $7.5 million of revenue, partially offset by decreased sales of PC products and storage systems products. The increases in the CE and storage IC products are primarily attributable to our new product offerings, as well as the overall growth in these markets, resulting in increased volumes. The decrease in demand for our PC products, is attributable to loss of market share due primarily to integration and an overall weakness in the PC market, and the decreased revenue from our storage systems products, resulting from our decision to phase out this product line. We license our technology in each of our areas of business, but usually limit the scope of the license to market areas that are complementary to our products sales and that do not directly compete with our direct product offerings. The growth in development, licensing and royalty revenues as a component of total revenues was primarily due to our ability to successfully leverage and create a market for our intellectual property and enter into new licensing agreements and as a result of an increase in our royalty stream, primarily due to a larger licensing base.

The principal reasons for the increase in revenue during 2002 relative to 2001 were the growth in our PC and CE businesses driven by the increased adoption rates of DVI, a full year’s worth of revenue on either new product offerings or products acquired in connection with acquisitions, particularly with respect to fibre channel products and parellel ATA and USB controllers, and licensing revenue. These increases were partially offset by the effect of our strategic restructuring program to de-emphasize our storage subsystems board business in 2002, and the effect of declining average selling prices (“ASPs”) during 2002.

COST OF REVENUE AND GROSS MARGIN

	2003	Change		2002	Change		2001
	(dollars in thousands)
Product gross margin (excluding licensing revenue)	$42,143			$35,584			$26,624
Percentage of product revenue	47.2%	(0.3	) pts	47.5%	(3.7	) pts	51.2%
Gross margin	$56,333			$42,239			$26,624
Percentage of total revenue	54.4%	2.6	pts	51.8%	0.6	pts	51.2%
Stock compensation expense	$583	(51.4)%		$1,190	330.1%		$279
Product gross margin (excluding stock compensation expense and licensing revenue)	$42,726			$36,774			$26,903
Percentage of product revenue	47.8%	(1.3	) pts	49.1%	(2.7	) pts	51.8%
Gross margin (excluding stock compensation expense)	$56,916			$43,429			$26,903
Percentage of total revenue	55.0%	1.7	pts	53.3%	1.5	pts	51.8%

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue, as a percentage of revenue was 54.4%, 51.8% and 51.2% for 2003, 2002 and 2001, respectively), and excluding non-cash stock compensation expense, was 55% for 2003, 53.3% for 2002 and 51.8% for 2001. The increase in gross margin from 2002 to 2003 and from 2001 to 2002 is attributable primarily to increased licensing revenue, which has no associated cost of sales, and, to a lesser extent, reduced sales of storage subsystems products which are lower margin products than our IC related products. These factors were offset by declines in ASPs’, yield and quality issues related to certain new products during the first half of 2003, and increased sales of storage IC products, which have lower margins relative to our other volume products. Non-cash stock compensation expense associated with cost of revenue was $583,000, $1.2 million and $279,000 for 2003, 2002 and 2001 respectively.

OPERATING EXPENSES

	2003	Change		2002	Change		2001
	(dollars in thousands)
Research and development(1)	$36,523	11.3%		$32,809	28.8%		$25,473
Percentage of total revenue	35.3%	(4.9	) pts	40.2%	(8.8	) pts	49.0%
Selling, general and administrative(2)	$18,401	5.4%		$17,454	(7.0)%		$18,773
Percentage of total revenue	17.8%	(3.6	) pts	21.4%	(14.7	) pts	36.1%
Stock compensation expense	$9,988	(10.1)%		$11,107	(10.4)%		$12,390
Percentage of total revenue	9.6%	(4.0	) pts	13.6%	(10.2	) pts	23.8%
Amortization of goodwill and intangible assets	$1,103	(68.3)%		$3,482	(75.3)%		$14,124
Percentage of total revenue	1.1%	(3.2	) pts	4.3%	(22.9	) pts	27.2%
In-process research and development	$5,482	N/M		$—	(100.0)%		$1,500
Impairment of goodwill and intangible assets	$—	(100.0)%		$5,200	(82.6)%		$29,880
Restructuring	$986	(86.3)%		$7,193	395.4%		$1,452
Patent defense and acquisition integration costs	$2,152	(69.4)%		$7,034	282.1%		$1,841
Interest income	$498	(50.1)%		$998	(63.5)%		$2,731
Interest expense and other, net	$207	(13.8)%		$240	(22.3)%		$309
Gain on escrow settlement, net	$4,618	N/M		$—	N/M		$—

(1)          Excludes non-cash stock compensation expense of $6.9 million, $7.4 million and $9.3 million for 2003, 2002 and 2001, respectively

(2)          Excludes non-cash stock compensation expense of $2.5 million, $2.5 million and $2.8 million for 2003, 2002 and 2001, respectively

N/M—Not Meaningful

Research and Development.   R&D expense consists primarily of compensation and related costs for employees, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense, excluding non-cash stock compensation expense, was $36.5 million, or 35.3% of revenue, for 2003, compared to $32.8 million, or 40.2% of revenue, for 2002, and $25.5 million, or 49.0% of revenue, for 2001. The increase in absolute dollars for 2003 was primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate, as well as additional personnel, including personnel from TransWarp Networks. Although we introduced 11 new products in 2003, many of these new products involved a higher degree of complexity. The increase in absolute dollars for 2002 can be attributed primarily to our acquisition of CMD in June 2001, which increased spending by $4.7 million in 2002 due to the inclusion of 12 months of CMD related expense in 2002, versus only 7 months of expense in 2001. Additionally, we increased our product development efforts in 2002 in order to accelerate our entrance into the storage and CE markets. We introduced 16 new products in 2002, versus 12 in 2001. These increases were partially offset by an additional one-week shutdown in 2002. R&D excludes non-cash stock compensation expense of $6.9 million, $7.4 million and $9.3 million for 2003, 2002 and 2001, respectively. Including stock compensation expense, R&D expense would have been $43.4 million, $40.2 million and $34.8 million, or 41.9%, 49.3% and 66.9% of revenue for 2003, 2002 and 2001, respectively.

Selling, General and Administrative.   SG&A expense consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Excluding non-cash stock compensation expense, SG&A expense was $18.4 million, or 17.8% of revenue for 2003, $17.5 million, or 21.4% of revenue for 2002, and $18.8 million, or 36.1% of revenue for 2001. The increase in spending for 2003 can be attributed to the increased headcount in the second half of 2003 to support the increased rate of growth of the Company, and approximately $1.1 million incurred during the fourth quarter of 2003 relating to the costs associated with the Audit Committee examination. The decrease in spending for 2002 relative to 2001 can be attributed primarily to a reduction in SG&A headcount from 88 at December 31, 2001 to 69 at December 31, 2002. Additionally, as part of our expense management efforts in 2002, we implemented an additional one-week shutdown in 2002 and reduced spending on discretionary items such as advertising, travel and professional fees. Lastly, we were able to reduce spending in 2002 by consolidating space in our facilities. SG&A excludes non-cash stock compensation expense of $2.5 million for 2003 and 2002 and $2.8 million for 2001. Including stock compensation expense, SG&A expense would have been $20.9 million, $20.0 million and $21.6 million, or 20.2%, 24.5% and 41.5% of revenue for 2003, 2002 and 2001, respectively.

Stock Compensation.   Stock compensation expense was $10.0 million or 9.6% of revenue for 2003, $11.1 million or 13.6% of revenue, for 2002, and $12.4 million or 23.8% of revenue, for 2001. The decrease in total stock compensation expense from 2002 to 2003, can be attributed primarily to a decrease in the expense associated with the options granted to employees and assumed in connection with acquisitions, offset by an increase in expense relating to repriced options. Lower average stock price during 2003, and a decline in the number of options subject to variable accounting, as certain older options become fully expensed, contributed to a decrease, which was offset by an increase in our repricing expense as a result of an increase in our stock price in the fourth quarter of 2003. The decrease from 2001 to 2002 can be attributed to use of the accelerated method for recognizing expense for stock options granted to employees and for stock options assumed in connection with acquisitions, which results in a higher proportion of the expense being recognized in earlier periods. These decreases are partially offset by expense recognized in 2002 for options repriced in 2001 and 2000, as our average stock price in 2002 exceeded the strike price of the repriced options. We did not recognize expense in 2001 in conjunction with our stock option repricings since our average stock price was less than the exercise price of the repriced options. The following table summarizes the components of our stock compensation expense for 2003, 2002 and 2001 (in thousands).

	Year Ended December 31,
	2003	2002	2001
Options granted to employees	$353	$1,943	$2,643
Options granted to non-employees	1,977	2,304	2,322
Option repricings	4,704	2,935	—
Options assumed in connection with acquisitions	2,954	3,925	7,425
	$9,988	$11,107	$12,390

We will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, (2) the stock option repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance. Since the expense associated with our stock option repricings and stock options issued to consultants is dependent on our stock price and volatility, stock compensation expense may fluctuate significantly from period to period. To date we have recognized over $7.6 million of expense in connection with our stock option repricings, and this may become an even more significant component of our stock compensation expense in future periods if our weighted average stock price exceeds $5.63, the exercise price of these repriced stock options. Approximately 3.3 million stock options were outstanding as of December 31, 2003 that were repriced in 2000 and 2001. Basically, the Company will incur a non-cash charge of $3.3 million for every dollar increase in the average stock price until these options are exercised.

Amortization of Goodwill and Intangible Assets.   During 2003, we recorded $1.1 million of amortization of intangible assets, compared to $3.5 million and $14.1 million of expense for the amortization of goodwill and intangible assets, for 2002 and 2001, respectively. The decrease from 2002 to 2003 is attributable to the lower balance of amortizable intangibles during 2003. The decrease from 2001 to

2002 can be attributed to adoption of a new accounting standard that required companies to no longer amortize goodwill to expense beginning January 1, 2002, and to the impairment charges recorded against intangible assets in 2001 and 2002 that reduced the carrying value of the assets subject to amortization.

In-process Research and Development.   In-process research and development represents technology that has not reached technological feasibility and that has no alternative future use as of the acquisition date. A discussion of our recent acquisitions and in-process research and development expense is as follows:

TWN

During the quarter ended June 30, 2003, we completed the acquisition of the assets of TWN and recorded a one-time expense of $5.5 million for in-process research and development. As of the acquisition date, there was one identified development project that met the necessary criteria—“Polaris”. The value of this project was determined by estimating the future cash flows from the time it was expected to be commercially feasible, discounting the net cash flows to present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, and applicable income taxes. Revenue for Polaris is expected to commence in 2004 and extend through 2007. We based our revenue projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. The discount rate used for this project was 30%, which we believe is appropriate based on the risk associated with technology that is not yet commercially feasible. The percentage of completion for this project was based on research and development expenses incurred immediately prior to the acquisition as a percentage of the total estimated research and development expenses required to bring this project to technological feasibility. As of the date of the acquisition, we estimated that Polaris was 17% complete, with total projected costs of approximately $3,250,000. The project was not completed as of December 31, 2003.

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

Impairment of Goodwill and Intangible Assets.   In 2002, we recorded $5.2 million of expense for the impairment of goodwill and intangible assets recorded in connection with the acquisition of CMD in 2001. These assets became impaired as a result of our decision in the second quarter of 2002 to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products, we will develop and license board designs in exchange for license fees and royalties. For 2001, we recorded $29.9 million of expense for the impairment of goodwill and intangible assets recorded in connection with the acquisitions of DVDO and CMD. DVDO goodwill and intangible assets became impaired primarily as a result of our decision to phase out or de-emphasize certain existing digital video processing products and to cease funding of certain digital video processing development projects. Additionally, prevailing economic and industry conditions and the departure of certain key DVDO employees during the quarter ended September 30, 2001 also contributed to the impairment expense of $13.9 million. We recorded impairment expense of $16.0 million in the fourth quarter of 2001 related to goodwill and intangible assets recorded in connection with our CMD acquisition. This impairment resulted from a decrease in our initial estimate of future revenue from CMD’s products. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Based on our annual impairment test performed for 2003, in accordance with SFAS No.142, we concluded that there was no impairment of our goodwill and intangible assets in fiscal 2003. The impairment analysis was based on our estimates of forecasted discounted cash flows as well as our market capitalization at that time.

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

In December 2002, we revised our estimate of the loss we expect to incur on subleased facilities and recorded a restructuring expense of $1.5 million. Real estate market conditions deteriorated in the fourth quarter of 2002, causing us to reassess the length of time it would take to find tenants and the fair value lease rate of our available space. As of December 31, 2003, our expected loss on subleased facilities was based on estimated sublease income of approximately $1.0 million over the remaining lease terms. To the extent we are unable to generate $1.0 million of sublease income, our future results of operations and financial condition will be negatively affected.

In March 2003, we reorganized parts of the marketing and product engineering activities of the company into lines of business for PC, CE and storage products to enable us to better manage our long-term growth potential The central engineering, sales, manufacturing, and general and administrative activities were not organized into the line of business structure. In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%. These reductions were primarily in engineering and operations functions. Because of this workforce reduction, we recorded restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

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

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for 2001 through December 31, 2003 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(441)	(760)	—	(1,201)
Non-cash activity	(646)	—	—	(646)
Balance as of December 31, 2003	$37	$1,838	$—	$1,875

Patent defense and acquisition integration costs.   Patent defense and acquisition integration costs were $2.2 million for 2003, $7.0 million for 2002 and $1.8 million for 2001. Patent defense costs are related to the lawsuit we filed against Genesis in April 2001, and acquisition integration costs represent costs incurred to integrate CMD and SCL. The increase in 2002 can be attributed to discovery, motions, depositions and other activities in preparation for trial in connection with the Genesis litigation. We expect to incur significant patent defense costs through at least the fourth quarter of 2004. The amount of legal fees incurred in 2004 will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur.

Interest Income.   Interest income was $498,000 for 2003, $1.0 million for 2002, and $2.7 million for 2001. The declines in 2003 and 2002 can be attributed primarily to declining interest rates and decreasing average cash and investment balances.

Interest Expense and Other Net.   Net interest expense and other was $207,000 for 2003, $240,000 for 2002 and $309,000 for 2001. The decrease in 2003 and 2002 can be attributed to decreasing average outstanding debt balances during 2003 and 2002.

Provision for Income Taxes.   Due to our losses in 2003, 2002 and 2001, no provision for income taxes was recorded in any of those years. At December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $75.1 million that expires in various years through 2023. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize these tax benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances. We do not expect to be subject to these restrictions or limitations.

Gain on escrow settlement, net.   During the quarter ended March 31, 2003, we recognized a net gain of $4.6 million associated with the settlement of an escrow claim against the selling shareholders of CMD.

Liquidity and Capital Resources

	2003	Change		2002	Change		2001
	(dollars in thousands)
Cash and cash equivalents	$24,059	$(2,204)		$26,263	$7,317		$18,946
Short term investments	13,195	3,625		9,570	(12,702)		22,272
Total cash, cash equivalents and short term investments	$37,254			$35,833			$41,218
Percentage of total assets	42.5%	(3.7	) pts	46.2%	0.5	pts	45.7%
Total current assets	$63,023	$5,790		$57,233	$(965)		$58,198
Total current liabilities	(25,349)	4,097		(29,446)	(7,427)		(22,019)
Working capital	$37,674	9,887		$27,787	(8,392)		$36,179
Cash (used in) operating activities	(2,893)	5,985		(8,878)	5,272		(14,150)
Cash provided by (used in) investing activities	(8,572)	(17,571)		8,999	(3,613)		12,612
Cash provided by (used in) financing activities	9,261	2,065		7,196	9,936		(2,740)
Net increase (decrease) in cash and cash equivalents	(2,204)	(9,521)		7,317	11,595		(4,278)

Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit and capital lease financing. At December 31, 2003, we had $37.7 million of working capital and $37.3 million of cash, cash equivalents and short-term investments. If we are not able to generate cash from operating activities, we will liquidate short-term investments or, to the extent available, utilize credit arrangements to meet our cash needs.

Operating activities

Operating activities used $2.9 million of cash during 2003. For 2003, our net income excluding depreciation, stock compensation expense, amortization of goodwill and intangible assets, in-process research and development, non-cash restructuring charges and non-cash gain on escrow settlement was $4.5 million. Increases in accounts receivable, inventories, prepaid expenses and other assets, and decreases in accounts payable and accrued liabilities used $10.6 million in cash, offset by an increase in deferred margin on sales to distributors of $3.1 million.

Net accounts receivable increased to $12.8 million at December 31, 2003 from $11.6 million at December 31, 2002. The increase is primarily due to increased sales volume, offset by the effect of the timing of the receivables, as revenues levels were higher in the earlier half of the fourth quarter of 2003 and the effect of improved collections. Net accounts receivable increased by $4.1 million at December 31, 2002 compared to December 31, 2001. The increase is attributable primarily to the increase in business volume. The days of sales outstanding (“DSO”) was 38 days at December 31, 2003, compared to 44 days at the end of December 31, 2002. The decrease in the DSO days is primarily due to improved linearity of revenue shipments, improved collections and a reduction in the December versus September 2003 distributor shipments.

Inventories increased to $10.3 million at December 31, 2003 from $7.3 million at December 31, 2002. The increase is attributable primarily to increased business volume during the year 2003 and to support future projected revenue activity. Inventories increased by $765,000 at December 31, 2002 compared to December 31, 2001. Our inventory turn rate decreased to 5.1 as at December 31, 2003 from 5.9 as at December 31, 2002. Inventory turns are computed on an annualized basis, using the fourth quarter results, and are a measure of the number of times inventory is replenished during the year. Our inventory turns decreased primarily due to higher inventory balances as at December 31, 2003. We expect this measure to remain basically flat during the first quarter of 2004.

Accounts payable and accrued liabilities decreased to $6.4 million and $9.9 million, respectively, at December 31, 2003 from $10.3 million and $11.2 million, respectively, at December 31, 2002. The decrease in accounts payable was due to our stronger cash flow position and the timing of when payables became due, and the decrease in accrued liabilities is primarily due to a decrease in restructuring accruals.

Deferred margin on sales to distributors increased to $7.3 million at December 31, 2003 from $4.1 million at December 31, 2002. The increase is principally due to the effect of increased distributor related shipments at December 31, 2003 compared to December 31, 2002. There was no significant movement in the balance at December 31, 2002 compared to December 31, 2001.

Investing and financing activities

We used $8.6 million of cash in our investing activities in 2003. We used $5.1 million towards the purchase of property and equipment (including the purchase of a new enterprise resource planning system) and used $3.6 million towards the net purchases of short-term investments. We generated $9.0 million of cash from investing activities in 2002 and generated $12.6 million of cash from investing activities in 2001. Net proceeds from sales and purchases of short-term investments generated $12.7 million of cash in 2002. During 2002, we used $3.7 million for purchases of property and equipment, primarily software tools for use in R&D activities. During 2001, we received net proceeds from sales and purchases of short-term investments of $17.4 million, and used $3.0 million of cash for acquisition costs and $1.8 million of cash for purchases of property and equipment.

We generated $9.3 million from financing activities in 2003. This primarily included $11.5 million in proceeds received from issuances of common stock, offset by $2.5 million representing repayment of debt. We generated $7.2 million of cash from financing activities in 2002 and used $2.7 million of cash for financing activities in 2001. During 2002, we received $7.8 million of proceeds from issuances of common stock through our stock option and stock purchase plans, and our net borrowing activities, including releases of security deposits and debt repayments, used $0.7 million of cash during 2002. Cash used by financing activities in 2001 was from security deposits on lease financing and debt payments, partially offset by cash provided by issuances of common stock for stock option exercises and stock purchase plan sales.

Debt and Lease Obligations

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.0% at December 31, 2003) plus 0.25% and requires monthly payments through its maturity of October 1, 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of December 31, 2003, $1,732,000 was outstanding under these term loans. Our debt facilities contain certain quarterly and annual financial covenants with which we must comply. In the fourth fiscal quarter of 2003, we fell out of compliance with the lending institution’s quarterly covenants regarding providing periodic financial statements. We were granted a waiver from the lending institution and were not in default of the loan agreement. Due to the nature of the underlying covenants, we have classified all amounts outstanding as current liabilities as of December 31, 2003. Subsequent to December 31, 2003, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in March 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. Equipment advances pursuant to the equipment line of credit are available to us through August 2004 and will be repayable in twenty four equal monthly installments commencing September 1, 2004 bearing interest at either prime or LIBOR plus 2.5%, at our option. Quarterly and annual financial covenants are contained within this revised agreement.

In October 2002, we financed a $351,000 insurance premium at an interest rate of 5.75%. Monthly payments of $40,000 were due through June 2003. This was repaid in full during 2003.

We leased certain software and equipment under lease agreements accounted for as capital leases. All such leases matured during 2003.

In October 1999, we entered into a non-cancelable operating lease through July 2003 for our principal operating facility. This lease requires average monthly rental payments of approximately $133,000 and was secured by a certificate of deposit in the amount of $283,000, which was included in prepaid expenses and other current assets on our 2002 balance sheet. Under the terms of the original lease agreement, this security requirement was not required after July 2003 and therefore we no longer maintain a certificate of deposit. In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility, including an additional 30,000 square feet of space in an adjacent building, that commenced in August 2003 and expires in July 2010. The lease requires initial average monthly rental payments of $76,000 and provides for 3% annual rent increases thereafter.

In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. We have subleased parts of this facility to three separate third parties. Two of these sublease agreements are coterminous leases and extend through November 2005, while the other sublease is on a month-to-month basis. These subleases collectively generate monthly sublease income of approximately $41,000 to offset our payment obligations. Additionally, in connection with our acquisition of SCL in July 2001, we acquired the lease of a facility in Milpitas, California with average monthly rental payments of approximately $18,000 per month. We do not occupy the Milpitas facility and are attempting to sublease the space. We also lease office space in Taiwan and Japan.

Rent expense, net of sublease income, totaled $1,902,000, $2,529,000 and $2,419,000 in 2003, 2002 and 2001, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities. Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at December 31, 2003 are as follows (in thousands):

		Payments due in
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$1,732	$1,692	$40	$—	$—
Operating lease obligations	9,748	2,495	3,498	2,049	1,706
Inventory purchase obligations	6,017	6,017	—	—	—
Total	$17,497	$10,204	$3,538	$2,049	$1,706

We plan to spend approximately $2.5 million during the next 12 months for equipment, furniture and software.

Based on our estimated cash flows for 2004, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the timing and extent of development, licensing and royalty revenues, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent defense costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $12.8 million and $40.1 million for the years ended December 31, 2003 and 2002, respectively. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

•       any legal matters resulting from the recent audit committee examination, in particular the shareholder and derivative lawsuits against the company and its directors and some of its officers.

Because we have little or no control over these factorsand/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

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

•       our ability to close licensing deals and timely make deliverables and milestones on which recognition of revenue often depends;

•       our ability to engineer customer solutions that adhere to industry standards in a timely, cost-effective manner;

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

Part of our business strategy is to license certain of our technology to companies that address markets in which we do not want to directly participate. We have limited experience marketing and selling our technology on a licensing basis. In conjunction with the business strategy we adopted in late 2001, we signed our first license contract in December 2001, and have signed others since then. There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Many of these factors require significant judgments. Licensing revenues could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict. Because of their high margin content, licensing revenues can have a disproportionate impact on gross margins and profitability. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology, and other factors. In addition, in any period, our expectation of licensing revenue is or may be dependent on one or a few licenses being completed. Licensing that occurs in the course of actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from licensing transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

We face additional risks and costs as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003 and our recent Audit Committee examination.

As a result of the delayed filing of our Form 10-Q for the quarter ended September 30, 2003, and the Audit Committee’s examination, we have experienced additional risks and costs. The Audit Committee’s examination has been time-consuming, required us to incur additional expenses and has affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented may require greater management time and company resources to implement and monitor. We incurred approximately $1.1 million of costs associated with the Audit Committee examination in the fourth quarter of 2003 and will incur additional costs associated with this examination in the first quarter of 2004. We estimate that the costs associated with conduct of the Audit Committee examination to be approximately $0.8 million during the first quarter of 2004. Pending litigation costs associated with the examination cannot be accurately projected for the following quarters and could be significant. In addition, measures being implemented as a result of this examination, which are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Audit Committee Examination,” may adversely affect our operations.

Further, certain of our officers and directors have been named as defendants in shareholder derivative litigation, which alleges, among other matters, that as a result of the examination, we will be required to restate our financial results for 2002 and 2003 and that such a restatement would be due to breaches by the individual defendants of the fiduciary duties to us. In addition, we and certain of our officers and directors have been named as defendants in securities class-action litigation, which alleges that we had materially overstated our licensing revenue, net income and financial results during the time period from April 15, 2002 to November 15, 2003. Although the Audit Committee has completed its examination and concluded that no changes to our financial statements or the results previously announced for the quarter ended September 30, 2003, are required, these lawsuits may be amended or continued, or new suits may be brought in connection with the delayed filing of the Form 10-Q or the Audit Committee’s examination. Such litigations could be time-consuming, require us to incur significant expenses and could divert our management’s attention and resources. In addition, any unfavorable outcome of any of such litigation could adversely impact our business, financial condition and results of operations.

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

Finally, as a result of our delayed filing of our Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The Company may use Form S-1 to raise capital or complete acquisitions, which could increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

We face intense competition in our markets, which may lead to reduced revenue from sales of our products and increased losses.

The PC, CE and storage markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog and DVI based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Matrox, National Semiconductor, Novatek, nVidia, Phillips, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Sunplus, Texas Instruments, Thine, and Weltrend, are shipping products or have announced intentions to introduce products and/or other digital interface solutions that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, directly or indirectly, such as the integration of a DVI transmitter into a graphics processing unit or integration of a DVI receiver into a monitor controller.

In the CE market, our digital interface products are used to connect cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and High-bandwidth Digital Content Protection (“HDCP”), or HDMI with or without HDCP support. Companies that have announced or are shipping DVI-HDCP solutions include Texas Instruments (“TI”), Thine, Broadcom and Genesis Microchip (“Genesis”). In addition, our video processing products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, Mediamatics, Micronas Semiconductor, Oplus, Philips, Pixelworks and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers. We expect competition for HDMI products from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba.

In the storage market, our fibre channel products face competition from companies selling similar discrete products, including Agilent, PMC Sierra and Vitesse, from other fibre channel Serializer-

Deserializer (“SerDes”) providers who license their core technology, such as LSI Logic, and from companies that sell Host Bust Adapters (“HBA”) controllers with integrated SerDes, such as QLogic and Agilent. In the future, our current or potential customers may also develop their own proprietary solutions that may include integration of SerDes.

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

Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which manufacturers of computers and digital displays will adopt the DVI specification. To date, relatively few systems implementing all of the electrical and mechanical aspects of the DVI specification have been shipped. The DVI adoption rate in the PC market was reported to be approximately 12% , and, 7% in 2002 and 2001, respectively. The 2003 DVI adoption rate is estimated to be in the range of 15-20%. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Further delays in the widespread adoption of the DVI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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

A large portion of our revenue is directly or indirectly related to the PC industry and the adoption of new or emerging technologies within the PC industry. Accordingly, we are highly dependent on the adoption of new or emerging technologies within the PC industry, which experienced a slowdown in growth during the second half of 2000 that has continued through 2003. We cannot predict the duration or severity of the downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results, including the adoption of these new or emerging technologies. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

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

Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI 1.0 specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (“TMDS”®)technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption on December 9, 2002. We cannot predict the rate at which manufacturers will adopt the HDMI specification or if the specification will be adopted at all. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

We believe that the adoption of our CE products may be affected in part by U.S. and International regulations relating to digital television, cable, satellite and over-the-air digital transmissions, specifically regulations relating to the transition from analog to digital television. The Federal Communications Commission (“FCC”) has adopted rules governing the transition from analog to digital television, which include rules governing the requirements for television sets sold in the United States designed to speed the transition to digital television. The FCC has delayed such requirements and timetables for phasing in digital television in the past. We cannot predict whether the FCC will further delay its rules relating to the digital television requirements and timetables. In the event that additional regulatory activity, either in the United States or internationally, delay or postpone the transition to digital television beyond the anticipated time frame, that could reduce the demand for our CE products.

In addition, we believe that the rate of HDMI adoption may be accelerated by the proposed FCC rules requiring that all high-definition set top boxes distributed by cable operators include a DVI or HDMI interface and that all CE products marketed or labeled as “digital cable ready” include a DVI or HDMI interface. However, we cannot predict whether the proposed rules will be adopted in their current form or when any final rules will be put into effect. In the event that mandatory use of a DVI or HDMI interface were to be delayed beyond the currently anticipated time frame or not required at all, that could reduce the demand for our CE products, which would adversely affect our business.

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

Because our products are based on new technology and standards, a lengthy sales process, typically requiring several months or more, is often required before potential customers begin the technical evaluation of our products. This technical evaluation can exceed nine months before the potential customer informs us whether we have achieved a design win, which is not a binding commitment to purchase our products. After achieving a design win, it can then be an additional nine months before a customer commences volume shipments of systems incorporating our products, if at all. Given our lengthy sales cycle, we may experience a delay between the time we incur expenditures and the time we generate revenue, if any. As a result, our operating results could be seriously harmed if a significant customer reduces or delays orders, or chooses not to release products incorporating our products.

We depend on a few key customers and the loss of any of them could significantly reduce our revenue.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended 2003, shipments to World Peace International, an Asian distributor, generated 15% of our revenue, and shipments to Weikeng, a distributor, generated 8% of our revenue. For the year ended December 31, 2002, shipments to World Peace International generated 15% of our revenue, and shipments to Weikeng generated 11% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and / or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 42% of our revenue for 2003, and 42% of our revenue for the year ended December 31, 2002. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

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

•       use of leading-edge foundry processes and achievement of high manufacturing yields and low cost testing; and

•       market acceptance of new products.

Accomplishing all of this is extremely challenging, time-consuming and expensive and there is no assurance that we will succeed. Product development delays may result from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource limitations, the inability to license third party technology or other factors. Competitors and customers may integrate the functionality of our products into their products that would reduce demand for our products. If we are not able to develop and introduce our products successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results. In addition, it is possible that we may experience delays in generating revenue from these products or that we may never generate revenue from these products. We must work with a semiconductor foundry and with potential customers to complete new product development and to validate manufacturing methods and processes to support volume production and potential re-work. Each of these steps may involve unanticipated difficulties, which could delay product introduction and reduce market acceptance of the product. In addition, these difficulties and the increasing complexity of our products may result in the introduction of products that contain defects or that do not perform as expected, which would harm our relationships with customers and our ability to achieve market acceptance of our new products. There can be no assurance that we will be able to achieve design wins for our planned new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields, or that any design wins will produce any revenue. Failure to develop and introduce new products, successfully and in a timely manner, may adversely affect our results of operations.

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

No assurance can be given that our prior acquisitions or our future acquisitions, if any, will be successful or provide the anticipated benefits, or that they will not adversely affect our business, operating results or financial condition. Failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.

The cyclical nature of the semiconductor industry may create fluctuations in our foundry, test and assembly capacity.

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. For example, demand in the semiconductor industry rose to record levels in 1999, and then declining until recently when it appears to be recovering. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third party suppliers. Production capacity for fabricated semiconductors could be subject to allocation, whereby not all of our production requirements would be met. This may impact our ability to meet demand and could also increase our production costs. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

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

The manufacture of semiconductors is a complex process, and it is often difficult for semiconductor foundries to achieve acceptable product yields. Product yields depend on both our product design and the manufacturing process technology unique to the semiconductor foundry. Since low yields may result from either design or process difficulties, identifying problems can often only occur well into the production cycle, when an actual product exists that can be analyzed and tested.

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the years ended December 31, 2003, 2002, and 2001 74%, 72%, and 79% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. Version 1.0 of the specification was published for adoption on December 9, 2002. The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image’s patented underlying TMDS technology, optionally, along with Intel’s HDCP as the basis for the interface. The founders of the working group have signed a founder’s agreement in which each commits to license certain intellectual property to each other, and to adopters of the specification.

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

•       We believe that Intel has the market presence to drive adoption of DVI and serial ATA by making them widely available in its chip sets and motherboards, which could affect demand for our products;

•       We believe that Intel has the market presence to affect adoption of HDMI by either endorsing the technology or promulgating a competing standard, which could affect demand for our products;

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

Securities class action suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated that has yet to be reviewed and approved by the Court. In the event that the settlement is not approved, we believe that these claims are without merit and we intend to defend vigorously against them. We and certain of our officers, together with certain investment banks and their current or former employees, were named as defendants in a securities class action suit filed against us on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants. We believe that the settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we intend to defend vigorously against them. Certain of our officers and directors have been named as defendants in consolidated shareholder derivative litigation. The lawsuit alleges that as a result of the examination conducted by our Audit Committee, we will be required to restate our financial results for 2002 and 2003. The lawsuit further alleges that such a restatement would be due to breaches by the individual defendants of their fiduciary duties to us, that certain of the individual defendants are liable to us for insider trading under California law, and that the individual defendants are liable to us for mismanagement, abuse of control, and waste. We and certain of our officers have also been named as defendants in consolidated securities class action litigation. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased our stock between April 15, 2002 and November 15, 2003. The lawsuit alleges that we had materially overstated our licensing revenue, net income and financial results during this time period, and that were being forced to restate our financial results. With the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required,, the preceding two lawsuits may be moot in whole or in part, although plaintiffs may amend the complaint once as a matter of right. We believe that these claims are without merit and we intend to defend vigorously against them. However, these suits and any others that may be brought, even if meritless, could require us to incur expenses and could divert our management’s attention and resources. In addition, any unfavorable outcome of either of these litigations could adversely impact our business, financial condition and results of operations.

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

In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis’s behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis’s re-filed counterclaims with prejudice. In December 2002, the parties entered into a memorandum of understanding (“MOU”) to settle the case. In January, the parties presented different interpretations of the MOU to the Court. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment order based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of some of expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. On January 16, 2004, Genesis filed a notice of appeal.

There can be no assurance that Genesis will not undertake further efforts to avoid its obligations under the MOU, and that further proceedings (lawsuits, contempt citations, etc.) against Genesis, and certain of its executives, its counsel, and others may not be required to obtain compliance or to obtain redress for non-compliance. There can be no assurance that an appellate court will uphold the Court’s rulings or the MOU. There can be no assurance that further delays or noncompliance will not occur. The Court’s rulings of July 15, 2003 and December 19, 2003 indicate that Genesis violated certain provisions of the MOU, and of the protective order in the case, including disclosure of confidential information to Pixelworks. On August 5, 2003, Genesis and Pixelworks issued a joint press release terminating their proposed merger. In that press release, Genesis and Pixelworks jointly stated that “Pixelworks has confirmed that prior to signing the merger agreement, it reviewed the Memorandum of Understanding that purported to settle the lawsuit between Genesis Microchip and Silicon Image, Inc.” While this litigation, including any appeal or any possible derivative proceedings, is pending, Genesis can use the technology covered by these patents to develop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by these patents. Even if we prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products, or Genesis’s use of our technology in products that compete with our products may reduce demand or pricing for our products. In addition, even if the MOU is upheld on appeal, future disputes may occur, including those regarding whether and what intellectual property licenses were granted and the scope of any such licenses and the royalty rates and payment terms for such licenses, whether the MOU was breached, whether consent was fraudulently obtained, and whether a merger partner may succeed to the rights and/or the obligations under the MOU. These disputes may result in additional costly and time-consuming litigation or the license of additional elements of our intellectual property for free.

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

Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of who would be difficult to replace. The loss of one or more of these employees could harm our business. Although we have entered into a limited number of employment contracts with certain executive officers, we generally do not have employment contracts with our key employees. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees.

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the year ended December 31, 2003, customers and distributors located in Taiwan generated 34% of our revenue and customers and distributors located in Japan generated 15% of our revenue. For the year ended December 31, 2002, customers and distributors located in Taiwan generated 34% of our revenue and customers and distributors located in Japan generated 12% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

Several jurisdictions are considering whether to implement rules that would require that certain products, including semiconductors, be made lead-free. We anticipate that some jurisdictions may finalize and enact such requirements. Some jurisdictions are also considering whether to require abatement or disposal obligations for products made prior to the enactment of any such rules. Although several of our products are available to customers in a lead-free condition, most of our products are not lead-free. Any requirement that would prevent or burden the development, manufacture or sales of lead-containing semiconductors would likely reduce our revenue for such products and would require us to incur costs to develop substitute lead-free replacement products, which may take time and may not always be economically or technically feasible, and may require disposal of non-compliant inventory. In addition, any requirement to dispose or abate previously sold products would require us to incur the costs of setting up and implementing such a program.

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

•       profits, if any, earned in Japan will be subject to local tax laws and may not be repatriable to the United States;

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

•       profits, if any, earned in South Korea will be subject to local tax laws and may not be repatriable to the United States;

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)   For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). The evaluation took into account the conduct of and results of the Audit Committee examination completed in February 2004, and the receipt of notice from the Company’s independent auditors that, in connection with the 2003 year-end audit, they have identified a reportable condition relating to internal controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures as of the end of the period covered by this report were effective, except that as the number and complexity of licensing transactions increase, the Company’s control environment could and should be enhanced, as discussed below.

(b)   Changes in Internal Controls.   The Company is in the process of adopting a policy requiring additional documentation of items necessary for licensing revenue recognition decisions; increasing the standardization of licensing deliverables and post-contract customer support for revenue recognition purposes; and formalizing its licensing deal review process. The Company is also in the process of adopting and implementing internal measures designed to enhance the Company’s overall internal control environment and to increase the level of communication within the management team and between the management team and the Board of Directors, including the Audit Committee. These measures include restructuring some reporting relationships among management, and evaluating and redefining management roles and responsibilities.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item, which will be set forth under the captions “Proposal No. 1 Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” in Silicon Image’s Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item, which will be set forth under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in Silicon Image’s Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding ownership of Silicon Image’s securities, which will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Silicon Image’s Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference. The information required by this Item regarding Silicon Image’s equity compensation plans, which will be set forth under the caption “Equity Compensation Plans” in Silicon Image’s Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item, which will be set forth under the caption “Certain Relationships and Related Transactions” in Silicon Image’s Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item, which will be set forth under the caption “Audit and Related Fees” in Silicon Image’s Proxy Statement for its 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

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

(b)          Reports on Form 8-K:

On October 7, 2003, we furnished a current report on Form 8-K to furnish under Item 12 our press release and conference call transcript for the revision to our financial outlook for the quarter ended September 30, 2003.

On October 23, 2003, we furnished a current report on Form 8-K to furnish under Item 12 our earnings release and conference call transcript for the quarter ended September 30, 2003.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Product	$89,335	$74,884	$51,966
Development, licensing and royalties	14,190	6,655	—
Total revenue	103,525	81,539	51,966
Cost of revenue and operating expenses:
Cost of revenue(1)	46,609	38,110	25,063
Research and development(2)	36,523	32,809	25,473
Selling, general and administrative(3)	18,401	17,454	18,773
Stock compensation	9,988	11,107	12,390
Amortization of goodwill and intangible assets	1,103	3,482	14,124
In-process research and development	5,482	—	1,500
Impairment of goodwill and intangible assets	—	5,200	29,880
Restructuring	986	7,193	1,452
Patent defense and acquisition integration costs	2,152	7,034	1,841
Total cost of revenue and operating expenses	121,244	122,389	130,496
Loss from operations	(17,719)	(40,850)	(78,530)
Gain on escrow settlement, net	4,618	—	—
Interest income	498	998	2,731
Interest expense and other, net	(207)	(240)	(309)
Loss before provision for income taxes	(12,810)	(40,092)	(76,108)
Provision for income taxes	—	—	—
Net loss	$(12,810)	$(40,092)	$(76,108)
Net loss per share:
Basic and diluted	$(0.18)	$(0.62)	$(1.32)
Weighted average shares	69,412	64,283	57,790

(1)          Excludes non-cash stock compensation expense of $583,000, $1.2 million and $279,000 for 2003, 2002 and 2001, respectively.

(2)          Excludes non-cash stock compensation expense of $6.9 million, $7.4 million and $9.3 million for 2003, 2002, and 2001, respectively.

(3)          Excludes non-cash stock compensation expense of $2.5 million, $2.5 million and $2.8 million for 2003, 2002 and 2001, respectively.

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$24,059	$26,263
Short-term investments	13,195	9,570
Accounts receivable, net of allowances for doubtful accounts of $670 in 2003 and $519 in 2002	12,754	11,589
Inventories	10,312	7,301
Prepaid expenses and other current assets	2,703	2,510
Total current assets	63,023	57,233
Property and equipment, net	7,411	6,653
Goodwill	13,021	13,021
Intangible assets, net	3,028	—
Other assets	1,259	709
Total assets	$87,742	$77,616
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,442	$10,314
Accrued liabilities	9,901	11,183
Debt obligations and capital leases	1,732	3,816
Deferred margin on sales to distributors	7,274	4,133
Total current liabilities	25,349	29,446
Commitments and contingencies (Notes 7 and 11)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 72,367,129—2003 and 66,639,522—2002	72	67
Additional paid-in capital	243,171	214,459
Notes receivable from stockholders	—	(109)
Unearned compensation	(8,196)	(6,403)
Accumulated deficit	(172,654)	(159,844)
Total stockholders’ equity	62,393	48,170
Total liabilities and stockholders’ equity	$87,742	$77,616

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in	Notes Receivable From	Unearned	Accumulated
	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Total
Balance at December 31, 2000	53,949	$54	$137,147	$(162)	$(10,198)	$(43,644)	$83,197
Net issuances of common stock	845	2	569	—	—	—	571
Common stock issued for ESPP	342	—	1,491	—	—	—	1,491
Common stock issued for acquisitions (Note 2)	7,931	8	45,477	—	—	—	45,485
Common stock issued for warrant exercise	449	—	—	—	—	—	—
Expense on option acceleration	—	—	303	—	—	—	303
Interest on notes receivable	—	—	—	(5)	—	—	(5)
Unearned compensation	—	—	6,892	—	(6,892)	—	—
Stock compensation expense	—	—	2,401	—	9,989	—	12,390
Net loss	—	—	—	—	—	(76,108)	(76,108)
Balance at December 31, 2001	63,516	64	194,280	(167)	(7,101)	(119,752)	67,324
Net issuances of common stock	2,456	2	5,693	—	—	—	5,695
Common stock issued for ESPP	593	1	2,125	—	—	—	2,126
Common stock issued for acquisitions (Note 2)	75	—	—	—	—	—	—
Expense on option acceleration	—	—	1,952	—	—	—	1,952
Repayments of note receivable	—	—	—	70	—	—	70
Interest on notes receivable	—	—	—	(12)	—	—	(12)
Unearned compensation	—	—	(459)	—	459	—	—
Stock compensation expense	—	—	10,868	—	239	—	11,107
Net loss	—	—	—	—	—	(40,092)	(40,092)
Balance at December 31, 2002	66,640	67	214,459	(109)	(6,403)	(159,844)	48,170
Net issuances of common stock	3,488	3	9,223	—	—	—	9,226
Common stock issued for ESPP	613	—	2,263	—	—	—	2,263
Common stock issued for acquisitions (Note 2)	2,576	2	9,491	—	—	—	9,493
Stock reacquired pursuant to settlement (Note 2)	(950)	—	(4,692)	—	—	—	(4,692)
Expense on option modification	—	—	646	—	—	—	646
Repayments of note receivable	—	—	—	109	—	—	109
Unearned compensation	—	—	4,606	—	(4,606)	—	—
Stock compensation expense	—	—	7,175	—	2,813	—	9,988
Net loss	—	—		—	—	(12,810)	(12,810)
Balance at December 31, 2003	72,367	$72	$243,171	$—	$(8,196)	$(172,654)	$62,393

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(12,810)	$(40,092)	$(76,108)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,734	3,731	2,805
Provision for doubtful accounts	151	69	160
Stock compensation expense	9,988	11,107	12,390
Amortization of goodwill and intangible assets	1,103	3,482	14,124
In-process research and development	5,482	—	1,500
Impairment of goodwill and intangible assets	—	5,200	29,880
Non-cash restructuring	646	3,965	353
Non-cash gain on escrow settlement, before cash costs	(4,692)	—	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(1,316)	(4,183)	2,905
Inventories	(3,011)	(765)	2,290
Prepaid expenses and other assets	(851)	382	53
Accounts payable	(3,904)	5,149	(1,222)
Accrued liabilities	(1,554)	2,346	(1,893)
Deferred margin on sales to distributors	3,141	731	(1,387)
Cash used in operating activities	(2,893)	(8,878)	(14,150)
Cash flows from investing activities:
Purchases of short-term investments	(15,675)	(2,815)	(12,963)
Proceeds from sales of short-term investments	12,050	15,517	30,347
Purchases of property and equipment	(5,096)	(3,703)	(1,789)
Acquisition costs, net of cash acquired	149	—	(2,983)
Cash provided by (used in) investing activities	(8,572)	8,999	12,612
Cash flows from financing activities:
Proceeds from issuances of common stock	11,489	7,821	2,062
Net repayments of stockholders’ notes receivable	109	58	—
Borrowings	—	3,596	—
Repayments of debt	(2,467)	(5,289)	(2,111)
Security deposits on leasing arrangements	130	1,010	(2,691)
Cash provided by (used in) financing activities	9,261	7,196	(2,740)
Net increase (decrease) in cash and cash equivalents	(2,204)	7,317	(4,278)
Cash and cash equivalents—beginning of period	26,263	18,946	23,224
Cash and cash equivalents—end of period	$24,059	$26,263	$18,946
Supplemental cash flow information:
Acquisitions of property and equipment under capital lease arrangements	$383	$—	$—
Cash payments for interest	$140	$208	$282
Stock and options issued with the TransWarp acquisition	$14,371	$—	$—
Cash payments (refunds) for income taxes	$—	$—	$(225)

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Silicon Image is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. Silicon Image establishes industry-standard, high-speed digital interfaces and builds market momentum and leadership through its first-to-market, standards-based IC products

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general global economic conditions, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, we may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Basis of presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, allowance for doubtful accounts, inventory valuation, realization of long lived assets, including goodwill, income taxes, accrued liabilities, including restructuring, stock based compensation and legal matters. The consolidated financial statements include the accounts of Silicon Image, Inc. and our subsidiaries after elimination of inter-company balances and transactions.

Liquidity

We have incurred net losses in each fiscal year since inception, including net losses of $12.8 million, $40.1 million and $76.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. We believe our existing cash, cash equivalents and short-term investments are sufficient to meet our capital expenditures and operating requirements for at least the next twelve months.

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

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in “deferred margin on sales to distributors”, a component of current liabilities on the balance sheet. Deferred margin represents the gross margin on the sale to the distributor; however, the amount of gross margin we recognize in future periods could be less than the deferred margin as a result of future price concessions. We do not reduce deferred margin by estimated future price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized has not been material in the past; however, since price concessions are highly dependent upon market conditions, there can be no assurance that the difference will not be material in the future. Price concessions are not granted for amounts in excess of the deferred margin.

License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery. A number of our license agreements require customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables and either payment has been received or is expected within 90 days of acceptance. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available, and rely upon estimates in lieu of actual royalty reports when we have a sufficient history base of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. To date, such “true-up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty payments are received. Development revenue is recognized when project milestones have been completed and acknowledged by the other party to the development agreement, and collection is reasonably assured. In certain instances, we recognize development revenue using the lesser of non-refundable cash received or the results of using a proportional performance measure. Our license revenue recognition depends upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments, and if our judgments are in error it could lead to inaccurate reporting of our revenues and income.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

We review collectibility of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have been minimal.

Inventories

We record inventories at the lower of standard cost, determined on a first-in first-out basis, or market. Standard cost approximates actual cost. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products, and allocable indirect costs. We review differences between standard and actual costs, and, based on the nature of the difference, determine whether to record the amount on our balance sheet to state our inventory at actual or in our statement of operations. Standard costs are evaluated at least annually.

Provisions are recorded for excess and obsolete inventory, and are estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are written down to zero and the related provision is recorded as a cost of revenue. Once a provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. This treatment is in accordance with Accounting Research Bulletin No. 43 and Staff Accounting Bulletin No. 100.

Long-lived assets

Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

For certain long-lived assets, primarily fixed assets and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. We evaluate the recoverability of our long lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We regularly compare the carrying value of long-lived assets to our projection of future undiscounted cash flows, attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

We assign the following useful lives to our fixed assets—three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

the estimated useful life, which ranges from two to five years. As at December 31, 2003 and 2002, we had $23.5 million and $19.7 million, respectively in long-lived assets, all of which are located in the United States. Depreciation and amortization expense was $4.7 million, $3.7 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill and intangible assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

SFAS 142 was effective for fiscal years beginning after December 15, 2001. We adopted the accounting standard effective January 1, 2002. We completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and intangible assets were not impaired at January 1, 2002 (See Note 3 for discussion of 2002 goodwill and impairment expenses). As at January 1, 2002 we also identified $1.8 million of net identifiable intangible assets (acquired workforce) to be reclassified to goodwill pursuant to the new definition of intangible assets. Based on the annual impairment test performed for 2003 in accordance with SFAS No. 142, there was no impairment of goodwill or intangible assets at December 31, 2003. The impairment analysis was based on our estimates of forecasted discounted cash flows as well as our market capitalization at that time.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 18 to 48 months.

Components of intangible assets, were as follows (in thousands):

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Acquired technology	$1,780	$(375)	$10,726	$(10,726)
Non-compete agreement	1,849	(472)	—	—
Assembled workforce	502	(256)	—	—
Patents and other	—	—	2,599	(2,599)
	$4,131	$(1,103)	$13,325	$(13,325)
Intangible assets not subject to amortization:
Goodwill	$13,021	$—	$13,021	$—

Amortization of intangible assets was $1.1 million and $3.5 million for the years ended December 31, 2003 and 2002. Amortization of goodwill and intangible assets was $14.1 million for the year ended December 31, 2001.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimated future amortization expense for our intangible assets is as follows for the fiscal years ending December 31 (in thousands):

Amortization expense
2004	$1,345
2005	1,097
2006	508
2007	78
$3,028

Our net loss, excluding goodwill amortization expense for the year ended December 31, 2001 would have been as follows had we adopted SFAS No. 142 on January 1, 2001 (in thousands, except share and per share amounts)

Net loss-as reported	$(76,108)
SFAS 142 amortization adjustment	6,995
Net loss—adjusted	$(69,113)
Basic and diluted net loss per share—as reported	$(1.32)
Impact of SFAS 142 amortization adjustment	0.12
Basic and diluted net loss per share—adjusted	$(1.20)

Income taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At December 31, 2003, we had a net operating loss carry-forward for federal income tax purposes of approximately $75.1 million, against which a full valuation allowance has been provided.

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

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Guarantees, Indemnifications and Warranty Liabilities

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

	Year Ended December 31,
	2003	2002
	(in thousands)
Balance at January 1	$223	$473
Provision for warranties issued during the period	630	71
Reduction to pre-existing warranties	—	(186)
Cash and other settlements made during the period	(582)	(135)
Balance at December 31	$271	$223

Stock-based compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123,” amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

The Company is required under SFAS 148 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. We provide pro forma net income loss and pro forma net loss per share disclosures for stock-based awards made during fiscal 2003, 2002 and 2001, as if the fair-value-based method defined in SFAS 123 had been applied. The fair value of the stock-based awards was estimated using the Black-Scholes model.

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

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Pro forma Net Loss

Had we recorded compensation cost for our options based on the grant-date fair value as prescribed by SFAS 123 and SFAS 148, our net loss would have been as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net loss-as reported	$(12,810)	$(40,092)	$(76,108)
Stock-based employee compensation expense determined using fair value method	(21,019)	(24,766)	(29,944)
Stock-based employee compensation cost included in the determination of net loss as reported	7,078	8,803	10,068
Pro forma net loss	$(26,751)	$(56,055)	$(95,984)
Basic and diluted net loss per share—pro forma	$(0.39)	$(0.87)	$(1.66)
Basic and diluted net loss per share—as reported	$(0.18)	$(0.62)	$(1.32)

Cash equivalents and short-term investments

We consider all highly-liquid investments maturing within three months from the date of purchase to be cash equivalents. All of our short-term investments are categorized as available-for-sale at the balance sheet dates, and have been presented at fair value, which approximates amortized cost. When material, any temporary difference between the cost and fair value of an investment would be presented as a separate component of stockholder’s equity. At December 31, 2003, the average remaining contractual maturity of all short-term investments was approximately seven months.

Cash equivalents and short-term investments, by security type, were as follows (in thousands):

	December 31,
	2003	2002
Cash and Cash Equivalents:
Cash	$2,741	$2,100
Commercial paper	6,968	8,763
Market auction preferred securities	6,125	11,350
Money market funds	8,225	4,050
	$24,059	$26,263
Short-term investments:
Corporate notes and bonds	$4,987	$9,570
US government agencies	3,317	—
Commercial Paper	4,891	—
	$13,195	$9,570

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. We may invest in a variety of financial instruments and, by policy, we limit the amount of credit exposure through diversification and by investing only in instruments of high-grade government or commercial issuers. We perform on-going credit evaluations of our customers’ financial condition and may require collateral, such as letters of credit, to secure accounts receivable if deemed necessary. We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectibility.

Advertising and Research and Development

Advertising and research and development costs are expensed as incurred.

Comprehensive loss

Comprehensive loss approximated reported net loss for all periods presented.

Net loss per share

Basic net loss per share is based on weighted average common shares outstanding, excluding shares subject to repurchase, and diluted net loss per share is based on weighted average common shares and dilutive equivalents outstanding, if any. The following tables set forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net loss	$(12,810)	$(40,092)	$(76,108)
Denominator:
Weighted average shares	70,042	64,758	59,322
Less: unvested common shares subject to repurchase	(630)	(475)	(1,532)
	69,412	64,283	57,790
Net loss per share:
Basic and diluted net loss per share	$(0.18)	$(0.62)	$(1.32)

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

As a result of our net losses, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The following table summarizes weighted average securities outstanding that were anti-dilutive and excluded from our calculation of diluted net loss per share (in thousands):

	December 31,
	2003	2002	2001
Unvested common shares subject to repurchase	630	475	1,532
Stock options	21,074	20,028	14,712
Common stock warrants	—	—	180
	21,704	20,503	16,424

Had we been profitable for the year ended December 31, 2003, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

Unvested common shares subject to repurchase	609
Stock options	6,533

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities as early as our first fiscal quarter of 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The effective dates of certain elements of FIN 46 have been deferred. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BUSINESS COMBINATIONS

Transwarp Networks, Inc (“TWN”)

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

The value allocated to in-process research and development (“IPR&D”) was calculated using established valuation techniques accepted in the high technology industry. These techniques give consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and by our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of IPR&D reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPR&D, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project. As of the acquisition date, there was one identified development project that met the necessary criteria—“Polaris.” The value of this project was determined by estimating the future cash flows from the time it was expected to be commercially feasible, discounting the net cash flows to

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BUSINESS COMBINATIONS (Continued)

present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling, general and administrative expenses, and applicable income taxes. Revenue for Polaris is expected to commence in 2004 and extend through 2007. A discount rate of 30% was used to determine the net present value of estimated cash flows for this project. The percentage of completion for this project was based on research and development expenses incurred immediately prior to the acquisition as a percentage of the total estimated research and development expenses required to bring this project to technological feasibility. As of the date of the acquisition, we estimated that Polaris was 17% complete, with total projected costs of approximately $3,250,000.

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

CMD Technology (“CMD”)

On June 7, 2001, we issued approximately 6.4 million shares, including 1.4 million that were held in escrow, of our common stock in exchange for all outstanding shares of CMD, a provider of storage subsystems and semiconductors. The total purchase price for this acquisition was $45.1 million, consisting of common stock with a fair value of $30.6 million, 3.7 million stock options with a fair value of $13.6 million, and transaction costs, consisting of investment advisory, legal and other professional service fees, of $865,000. Common stock was valued at $4.94 per share using our average closing stock price for the four-day period ended June 7, 2001, and was reduced for known contingencies pursuant to an Escrow Agreement. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 2.75 years, a weighted average risk-free rate of 5.0%, an expected dividend yield of zero percent, a volatility of 90% and a deemed fair value of $4.94 per share. The intrinsic value of the unvested options, totaling approximately $6.3 million, was recorded as unearned compensation.

A certain number of shares were being held in escrow as our security for indemnification obligations of CMD’s shareholders. On August 7, 2002, we filed a demand for arbitration with the American Arbitration Association, file #74 Y 117 01399 02 GAP, against the principal shareholders of CMD relating to shares held in escrow in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the Silicon Image common stock issued to the principal stockholders of CMD

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BUSINESS COMBINATIONS (Continued)

was held in two separate escrow pools as collateral for the indemnification obligations of these shareholders. We previously made indemnification claims against these escrow pools for the release of escrow shares with a value of approximately $5.4 million, which claims were contested by the principal shareholders of CMD. On February 28, 2003, we and the principal shareholders of CMD entered into a settlement agreement and mutual release, pursuant to which our indemnification claims were resolved. As a result of the settlement, we received 949,780 of the escrowed shares, valued at approximately $4.7 million, and recorded a net non-operating gain of $4.6 million for the year ended December 31, 2003.

The allocation of the aggregate purchase price was based on management’s analysis and estimates of the fair values of tangible assets, intangible assets and in-process research and development, which was expensed during the quarter ended September 30, 2001. Intangible assets recorded in connection with this acquisition will be amortized to expense ratably over the estimated useful lives referenced below. However, effective January 1, 2002, when we adopted SFAS No. 142, goodwill acquired was no longer amortized to expense. The purchase price allocation and related amortization periods are summarized below (in thousands):

Net assets acquired	$4,155
Acquired technology	10,178	18-42 months
Unearned compensation	6,314	30 months
Assembled workforce	2,340	24 months
Customer agreement	1,939	24 months
In-process research and development expense	1,500
Trade name	435	42 months
Goodwill	18,270	42 months
	$45,131

Refer to Note 3 for discussion of impairment of certain intangible assets during 2002. As of December 31, 2003, all amortizing intangible assets recorded in connection with the CMD acquisition have been fully amortized and $1.9 million of goodwill associated with the acquisition is carried on our balance sheet.

CMD’s in-process research and development was valued at the discounted expected future cash flows attributable to the in-process technology. To arrive at this amount, the estimated future cash flows derived from the technology was multiplied by the percentage of completion of the in-process technology, and was then discounted using a rate of 25%, which Silicon Image believed was appropriate based on the risk associated with technology that is not commercially feasible. Future cash flow was estimated taking into consideration the percentage of completion of products utilizing this technology, utilization of pre-existing technology, the risks related to the characteristics and applications of the technology, existing and future markets, and the technological risk associated with completing development of the technology. The percentage of completion for each in-process project is the ratio of elapsed time invested in the project to the total expected time required to complete the project to technical and commercial feasibility.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BUSINESS COMBINATIONS (Continued)

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

Assembled workforce was valued based on the estimated costs to replace the existing staff, including recruiting, hiring and training costs for employees in all categories, and to fully deploy a work force of similar size and skill to the same level of productivity as the existing work force. The customer agreement was valued based on the estimated contributed gross margin of product to be sold over the agreement’s two-year remaining life. The trade name was valued based on the estimated amount a third party would pay to use and benefit from the trade name.

Upon closing, we refinanced $3.1 million of CMD’s outstanding bank debt. The loan matured in April 2002 and was subsequently refinanced (see Note 7).

The following unaudited pro forma information gives effect to the acquisition of CMD as if it had occurred on January 1, 2001 (in thousands).

	Year Ended December 31, 2001
	Pro forma	As reported
Revenue	$64,296	$51,966
Net loss	$(93,332)	$(76,108)
Basic and diluted net loss per share	$(1.54)	$(1.32)
Weighted average shares	60,526	57,790

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

Silicon Communication Lab, Inc. (“SCL”)

On July 6, 2001, we completed our acquisition of SCL, a provider of mixed-signal and high-speed circuit designs, including analog-to-digital converters, for the purpose of enhancing our engineering design team. In connection with this transaction, we acquired all outstanding shares of SCL in exchange for approximately 1.3 million shares of our common stock and $2.3 million in cash. The acquisition was accounted for using the purchase method of accounting. The total purchase price for this acquisition was $12.2 million, consisting of $2.3 million of cash, common stock with a fair value of $5.6 million, stock options to purchase 1.0 million common shares with a fair value of $4.1 million, and transaction costs, consisting of legal and other professional service fees, of $150,000. Common stock was valued at $4.30 per share using our average closing stock price for the five-day period ending June 29, 2001. Stock options were valued using the Black-Scholes option pricing model, applying a weighted average expected life of 3-3.5 years, a weighted average risk-free interest rate of 5.0%, an expected dividend yield of zero percent, a volatility of 90% resulting in a deemed fair value of $4.30 per share. The intrinsic value of the unvested

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BUSINESS COMBINATIONS (Continued)

options, totaling approximately $2.1 million, was recorded as unearned compensation and is being amortized to expense over the vesting periods.

Escrow shares and cash were held as our security for indemnification obligations of SCL’s shareholders. No claims were submitted by us, and in July 2002, the escrow shares and cash were released to the SCL shareholders.

The allocation of the aggregate purchase price was based on management’s analysis and estimates of the fair values of tangible and intangible assets. Goodwill recorded in connection with this acquisition will not be amortized to expense, but will be subject to periodic testing for impairment in accordance with SFAS No. 142. As of December 31, 2003, our balance sheet includes $10.9 million of goodwill from the SCL acquisition. Unearned compensation was amortized to expense over a period of 24 months using an accelerated method, and acquired technology was amortized to expense ratably over 24 months. The purchase price allocation is summarized below (in thousands):

Net liabilities acquired	$(977)
Unearned compensation	2,102
Acquired technology	162
Goodwill	10,863
$12,150

The fair values of SCL’s net liabilities as of the acquisition date were (in thousands):

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

We did not expect to continue development of products that SCL was developing as of the acquisition date, or to incorporate SCL’s existing technology into our future products. Accordingly, no value was assigned to in-process research and development.

SCL’s results of operations prior to the acquisition date were not material in relation to those of Silicon Image for any of the periods presented herein.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BUSINESS COMBINATIONS (Continued)

Zillion Technologies, LLC (“Zillion”)

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

For 2001, we recorded $29.9 million of expense for the impairment of goodwill and intangible assets recorded in connection with the acquisitions of DVDO and CMD. DVDO goodwill and intangible assets became impaired primarily as a result of our decision to phase out or de-emphasize certain existing digital video processing products and to cease funding of certain digital video processing development projects. Additionally, prevailing economic and industry conditions and the departure of certain key DVDO employees during the quarter ended September 30, 2001 also contributed to the impairment expense of $13.9 million. We recorded impairment expense of $16.0 million in the fourth quarter of 2001 related to goodwill and intangible assets recorded in connection with our CMD acquisition. This impairment resulted from a decrease in our initial estimate of future revenue from CMD’s products.

In the first quarter of 2002, we implemented a second workforce reduction in connection with the program discussed above, eliminating an additional 35 positions, or 13% of our workforce. Positions were eliminated from all functional areas. This reduction resulted from the continued integration of acquired

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ASSET IMPAIRMENT AND RESTRUCTURING ACTIVITIES (Continued)

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

In December 2002, we revised our estimate of the loss we expect to incur on subleased facilities and recorded a restructuring expense of $1.5 million. Real estate market conditions deteriorated in the fourth quarter of 2002, causing us to reassess the length of time it would take to find tenants and the fair value lease rate of our available space. As of December 31, 2003, our expected loss on subleased facilities was based on estimated sublease income of approximately $1.0 million over the remaining lease terms. To the extent we are unable to generate $1.0 million of sublease income, our future results of operations and financial condition will be negatively affected.

In March 2003, we reorganized parts of the marketing and product engineering activities of the company into lines of business for personal computer (“PC”), consumer electronics (“CE”) and storage

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ASSET IMPAIRMENT AND RESTRUCTURING ACTIVITIES (Continued)

products to enable us to better manage our long-term growth potential The central engineering, sales, manufacturing, and general and administrative activities were not organized into the line of business structure. In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%. These reductions were primarily in engineering and operations functions. Because of this workforce reduction, we recorded restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

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

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for 2001 through December 31, 2003 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(441)	(760)	—	(1,201)
Non-cash activity	(646)	—	—	(646)
Balance as of December 31, 2003	$37	$1,838	$—	$1,875

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—RELATED PARTY TRANSACTIONS

In 1999, we issued 1,485,000 shares of Common Stock to several of our officers in exchange for notes receivable totaling $1,385,000. The notes outstanding at December 31, 2002 bore interest at rates ranging from 5.30% to 5.98% per annum, and were due in June and September 2004. Principal and interest payments totaling $70,000 and $1,293,000 were received in 2002 and 2000, respectively. The outstanding principal and interest under these notes at December 31, 2002 was $109,000, all of which was owed by a single officer. All the notes were paid in full during 2003.

NOTE 5—BALANCE SHEET COMPONENTS

	December 31,
	2003	2002
	(in thousands)
Inventories:
Raw materials	$3,128	$1,376
Work in process	2,532	2,487
Finished goods	4,652	3,438
	$10,312	$7,301
Property and equipment:
Computers and software	$12,829	$9,953
Equipment	8,574	7,181
Furniture and fixtures	1,250	1,305
	22,653	18,439
Less: accumulated depreciation	(15,242)	(11,786)
	$7,411	$6,653
Accrued liabilities:
Accrued payroll and related expenses	$2,533	$2,502
Restructuring accrual (see Note 3)	1,875	2,736
Accrued legal fees	1,137	1,865
Warranty accrual	271	223
Deferred license revenue	1,175	400
Other accrued liabilities	2,910	3,457
	$9,901	$11,183

NOTE 6—INCOME TAXES

No provision for income taxes was recorded for the years ended December 31, 2003, 2002 and 2001 since we generated both book and tax losses. Our effective tax rate differs from the federal statutory tax rate due to the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Tax benefit at federal statutory rate	$(4,355)	$(14,032)	$(26,638)
Nondeductible expenses	3,690	6,926	20,263
Tax losses not benefited	665	7,106	6,375
Tax provision	$—	$—	$—

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—INCOME TAXES (Continued)

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$25,764	$22,302
Deferred revenue	3,365	1,998
Tax credits	7,976	4,336
Inventory valuation	4,301	3,824
Research and Development	3,651	—
Other items not currently deductible	2,274	2,039
	47,331	34,499
Less: valuation allowance	(47,331)	(34,499)
	$—	$—

Tax benefits from employee stock transactions of $4.0 million, $6.0 million and $243,000 were generated in 2003, 2002 and 2001, respectively. If realized, such benefits will be recorded as a reduction of income taxes payable, with a corresponding increase to stockholders’ equity. Therefore, these benefits will not have the effect of reducing any future income tax provision.

Management believes that available objective evidence creates sufficient uncertainty regarding the realizability of the Company’s deferred tax assets, and therefore a full valuation allowance has been recorded to reduce the carrying value of such assets to zero. Objective evidence includes our history of losses, the highly-competitive industry in which we operate and the uncertainty regarding continued market acceptance of our products. We will continue to assess the realizability of deferred tax assets based on actual and forecasted operating results.

At December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $75.1 million that expires through 2023. In the event of a cumulative ownership change of greater than 50%, the availability of net operating losses to offset future taxable income may be limited.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT, LEASE AND OTHER OBLIGATIONS

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.0% at December 31, 2003) plus 0.25% and requires monthly payments through its maturity of October 1, 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of December 31, 2003, $1,732,000 was outstanding under these term loans. Our debt facilities contain certain quarterly and annual financial covenants with which we must comply. In the fourth fiscal quarter of 2003, we fell out of compliance with the lending institution’s quarterly covenants regarding providing periodic financial statements. We were granted a waiver from the lending institution and were not in default of the loan agreement. Due to the nature of the underlying covenants, we have classified all amounts outstanding as current liabilities as of December 31, 2003. Subsequent to December 31, 2003, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in March 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. Equipment advances pursuant to the equipment line of credit are available to us through August 2004 and will be repayable in twenty four equal monthly installments commencing September 1, 2004 bearing interest at either prime or LIBOR plus 2.5%, at our option. Quarterly and annual financial covenants are contained within this revised agreement.

In October 2002, we financed a $351,000 insurance premium at an interest rate of 5.75%. Monthly payments of $40,000 were due through June 2003. This was repaid in full during 2003.

We leased certain software and equipment under lease agreements accounted for as capital leases. All such leases matured during 2003.

In October 1999, we entered into a non-cancelable operating lease through July 2003 for our principal operating facility. This lease requires average monthly rental payments of approximately $133,000 and was secured by a certificate of deposit in the amount of $283,000, which was included in prepaid expenses and other current assets on our 2002 balance sheet. Under the terms of the original lease agreement, this security requirement was not required after July 2003 and therefore we no longer maintain a certificate of deposit. In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility, including an additional 30,000 square feet of space in an adjacent building, that commenced in August 2003 and expires in July 2010. The lease requires initial average monthly rental payments of $76,000 and provides for 3% annual rent increases thereafter.

In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. We have subleased parts of this facility to three separate third parties. One of these sublease agreements is a coterminous lease and extends through November 2005, while the other two subleases are on a month-to-month basis. These subleases collectively generate monthly sublease income of approximately $41,000 to offset our payment obligations. Additionally, in connection with our acquisition of SCL in July 2001, we acquired the lease of a facility in Milpitas, California with average

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DEBT, LEASE AND OTHER OBLIGATIONS (Continued)

monthly rental payments of approximately $18,000 per month. We do not occupy the Milpitas facility and are attempting to sublease the space. We also lease office space in Taiwan and Japan.

Rent expense, net of sublease income, totaled $1,902,000, $2,529,000 and $2,419,000 in 2003, 2002 and 2001, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities. Future minimum payments for our operating leases and debt obligations outstanding at December 31, 2003 are as follows (in thousands):

		Payments due in
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$1,732	$1,692	$40	$—	$—
Operating lease obligations	9,748	2,495	3,498	2,049	1,706
Total	$11,480	$4,187	$3,538	$2,049	$1,706

NOTE 8—STOCKHOLDERS’ EQUITY

Stock warrants

In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. This warrant was immediately exercisable. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone. This warrant became exercisable during the quarter ended March 31, 1999 when the milestone was achieved. Both of these warrants were exercised in May 2001. We recorded expense of $595,000 in 1999 associated with these warrants. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we will grant Intel another warrant to purchase 285,714 shares of our common stock at $0.18 per share. Upon achievement of the milestone, we will record an expense equal to the fair value of the warrant at the time of issuance. The estimated fair value of the warrant at December 31, 2003 was $2.0 million. This warrant expires in September 2008.

1999 Equity Incentive Plan (the “1999 Plan”)

In September 1995, the Board of Directors adopted the 1995 Equity Incentive Plan (the “1995 Plan), which provides for the granting of incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to employees, directors and consultants. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of our common stock on the date of grant for ISOs and NSOs, respectively. In September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. We have the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest.

In October 1999, the 1999 Plan became the successor to the 1995 Plan and was changed to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan will be

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCKHOLDERS’ EQUITY (Continued)

increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the immediately preceding December 31.

In June and July 2001, in connection with the CMD and SCL acquisitions, we assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. In April 2003, in connection with the TransWarp acquisition, we assumed all outstanding options and options available for issuance under the TransWarp Stock Option Plan. The terms of these Plans are very similar to those of the 1999 Plan. Our assumption of the CMD, SCL and TransWarp Plans and the outstanding options did not require the approval of, and was not approved by, our stockholders.

Options granted under all Plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years. Some options provide for accelerated vesting if certain identified milestones are achieved.

Non-plan options

In 2003 and 2001, our Board of Directors granted non-plan options to purchase 625,000 and 1.6 million shares, respectively, of our common stock to four executives and an employee. There were no non-plan options granted in 2002. In 2001, 350,000 of the options granted in 2000 were repriced in connection with our stock option exchange program and are included in the 2001 option grants described above. The repriced options are expensed in accordance with APB 25/FIN 44. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years, except that the repriced options were priced above our stock’s fair market value on the date of the repricing and expire in six years. 500,000 of the shares granted in 2001 may be exercised prior to vesting. Our non-plan option grants did not require the approval of, and were not approved by, our stockholders.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCKHOLDERS’ EQUITY (Continued)

Option Data

The following table summarizes information with respect to our stock option Plans, including options granted outside of the Plans (in thousands except per share data):

	Options Available for Future Issuance				Number of Option Shares Outstanding
								Weighted
		Non-Stockholder Approved Plans From				Non-Stockholder		Average Exercise
	1995 and	Acquisitions			Stockholder	Approved		Price
	1999 Plans	CMD Plan	SCL Plan	TWN Plan	Approved Plan	Plans From Acquisitions	Non- Plan*	per Share
At December 31, 2000	774	—	—	—	8,029	17	758	$7.09
Authorized	2,697	6,238	1,971	—	—	—	—	—
Assumed	—	(3,723)	(956)	—	—	4,679	—	1.88
Granted	(5,865)	(2,602)	(1,002)	—	5,865	3,604	1,600	2.88
Canceled	2,457	303	92	—	(2,457)	(395)	(350)	10.09
Exercised	—	—	—	—	(476)	(364)	(5)	0.50
At December 31, 2001	63	216	105	—	10,961	7,541	2,003	3.56
Authorized	3,176	—	—	—	—	—	—	—
Granted	(3,053)	(580)	(101)	—	3,053	681	—	5.15
Canceled	1,000	632	73	—	(1,032)	(710)	(27)	2.26
Exercised	—	—	—	—	(898)	(1,599)	(72)	4.33
At December 31, 2002	1,186	268	77	—	12,084	5,913	1,904	3.96
Authorized	3,332	—	—	—	—	—	—	—
Assumed	—	—	—	162	—	632	—	1.27
Granted	(3,596)	(787)	(167)	(64)	3,596	1,147	625	5.86
Canceled	1,058	670	239	—	(1,058)	(957)	(234)	3.73
Exercised	—	—	—	—	(1,399)	(1,752)	(340)	2.64
At December 31, 2003	1,980	151	149	98	13,223	4,983	1,955	$4.63

*                    primarily used as inducements for new officers

At December 31, 2003, 8,363,000 options were vested and 377,000 unvested shares had been exercised and remain subject to our repurchase rights. Of the options outstanding at December 31, 2003, and in the absence of acceleration of vesting or cancellations, approximately 4,160,000 shares will vest in 2004, 3,513,000 in 2005, 2,306,000 in 2006, 1,356,000 in 2007 and 463,000 in 2008 and thereafter.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCKHOLDERS’ EQUITY (Continued)

Information with respect to options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$0.06 - $ 1.14	3,432	$0.93	7.29	1,587	$0.68
$1.37 - $ 3.31	3,059	2.57	6.99	2,205	2.48
$3.34 - $ 4.44	3,222	4.06	8.35	965	3.64
$4.45 - $ 5.43	1,276	5.18	7.34	444	5.27
$5.44 - $ 5.63	3,540	5.62	3.64	2,421	5.62
$5.77 - $ 6.21	2,927	6.11	8.89	473	6.19
$6.23 - $26.50	2,705	9.21	8.29	959	13.80
	20,161	$4.63	7.14	9,054	$4.66

The weighted average grant-date fair value of options granted was $4.23, $3.72 and $1.89 per option during 2003, 2002 and 2001, respectively. The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	3.3%	3.5%	3.5%
Dividend yield	—	—	—
Volatility	90%	90%	90%

Stock Option Exchange (Repricing)

On December 22, 2000, we implemented an option exchange program to allow employees and certain consultants to exchange approximately 3,000,000 stock options with a weighted average exercise price of $25.39 for new options with an exercise price of $5.63 (the fair market value on that date). On April 4, 2001, this program was extended to executives at the December 22, 2000 price (which was greater than the fair market value of our stock on April 4, 2001). Under this program, new options vest over a four-year period and expire in six years. Compensation expense associated with the option exchange program will be recorded until the options are exercised or expire and the expense or benefit for the increase or decrease, respectively, in the fair market value of our common stock in excess of the option’s exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options.

Employee Stock Purchase Plan

In October 1999, we adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCKHOLDERS’ EQUITY (Continued)

exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. In 2003, 2002 and 2001, 613,000, 593,000 and 342,000 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $3.69, $3.59 and $4.36 per share, respectively. A total of 1,115,000 shares were reserved for future issuance at December 31, 2003. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.

The weighted average, grant-date fair value of stock purchase rights granted in 2003 and 2002 was $2.60 and $2.64 per share. The grant date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life (years)	1.42	1.49	1.49
Risk-free interest rate	1.5%	1.7%	1.8%
Dividend yield	—	—	—
Volatility	90%	90%	90%

Stock compensation expense

The following table summarizes the components of our stock compensation expense for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Options granted to employees	$353	$1,943	$2,643
Options granted to non-employees	1,977	2,304	2,322
Option repricings	4,704	2,935	—
Options assumed in connection with acquisitions	2,954	3,925	7,425
	$9,988	$11,107	$12,390

Unearned stock compensation is amortized to expense over the vesting period using an accelerated method, and may decrease if employees terminate service prior to vesting.

Option Grants to Non-employees

During 2003, 2002 and 2001, we granted non-employees options to purchase 454,000, 305,000 and 757,000 shares of our stock at weighted average exercise prices of $5.28, $4.35 and $4.15 per share, respectively in return for engineering, administration and consultancy services. In 2001, 300,000 of the options granted in 2000 were repriced in connection with our stock option exchange program and are included in the 2001 option grants above. The expense associated with these option grants is determined

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—STOCKHOLDERS’ EQUITY (Continued)

using the Black-Scholes model, and is recognized over the term of the consulting agreement or service period.

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

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single industry segment (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) encompassing the design, development and sale of solutions for applications that require high-bandwidth cost-effective solutions for high-speed data communications.

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Taiwan	$35,534	$27,540	$12,816
Japan	15,980	9,585	8,252
United States	27,259	22,992	10,831
Hong Kong	6,025	8,853	3,485
Korea	4,871	6,386	8,450
Other	13,856	6,183	8,132
	$103,525	$81,539	$51,966

Revenue by product line was as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
PC	$33,163	$47,405	$36,535
Consumer Electronics	25,762	8,993	4,082
Storage IC	28,070	12,291	2,489
Storage Systems	2,340	6,195	8,860
Development, licensing and royalties	14,190	6,655	—
	$103,525	$81,539	$51,966

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

For all periods presented, substantially all of our long-lived assets were located within the United States.

In 2003, one customer generated 15% of total revenue and at December 31, 2003, three customers represented 17%, 12% and 10% of gross accounts receivable. In 2002, two customers generated 15% and 11% of total revenue, and at December 31, 2002, two customers represented 13% and 10% of gross accounts receivable. In 2001, three customers generated 12%, 12%, and 11% of total revenue. Our top five customers, including distributors, generated 41%, 41%, and 51% of our revenue in 2003, 2002 and 2001, respectively.

NOTE 11—LEGAL PROCEEDINGS

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. In January, the parties presented different interpretations of the MOU to the Court. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. The Court has not ruled on pending motions regarding the disposition of the money held by the Court. On January 16, 2004,

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—LEGAL PROCEEDINGS (Continued)

Genesis filed a notice of appeal. To date, we have not received any cash payments nor have we recognized any revenue associated with this litigation. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Management intends to prosecute our position vigorously until this matter is resolved. Through December 31, 2003, we have spent approximately $10.4 million on this matter and expect to continue to incur significant costs through at least the fourth quarter of 2004.

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

Certain officers and directors of Silicon Image have been named as defendants in consolidated shareholder derivative litigation, captioned “In re Silicon Image, Inc. Derivative Litigation, No. 1:03CV010302”, commenced on December 4, 2003 and pending in the Superior Court of California, County of Santa Clara. Plaintiffs purport to sue the individual defendants on behalf of Silicon Image. The lawsuit alleges that as a result of the recently completed examination conducted by the Audit Committee of Silicon Image’s Board of Directors, Silicon Image will be required to restate its financial results for 2002 and 2003. The lawsuit further alleges that such a restatement would be due to breaches by the individual defendants of their fiduciary duties to Silicon Image; that certain of the individual defendants are liable to Silicon Image for insider trading under California law; and that the individual defendants are liable to

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—LEGAL PROCEEDINGS (Continued)

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

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(in thousands, except footnotes and per share amounts)
2003
Total revenue	$24,676	$24,332	$24,190	$30,327
Gross margin(1)	13,621	13,603	12,703	16,406
Loss from operations(2)	(1,496)	(8,733)	(2,135)	(5,355)
Net income (loss)(3)	3,231	(8,666)	(2,095)	(5,280)
Net income (loss) per share—basic	$0.05	$(0.13)	$(0.03)	$(0.07)
Net income (loss) per share—diluted	$0.04	$(0.13)	$(0.03)	$(0.07)
Weighted average shares—basic	66,828	69,012	69,803	70,638
Weighted average shares—diluted	73,696	69,012	69,803	70,638
2002
Total revenue	$17,087	$19,272	$21,385	$23,795
Gross margin(4)	7,678	10,728	11,732	12,101
Loss from operations(5)	(17,970)	(9,771)	(4,809)	(8,300)
Net loss(5)	(17,700)	(9,608)	(4,645)	(8,139)
Basic and diluted net loss per share	$(0.28)	$(0.15)	$(0.07)	$(0.12)
Weighted average shares	63,360	64,580	65,587	66,198

(1)          Includes stock compensation expense (benefit) of $(135,000), $78,000, $(14,000) and $654,000 for the three months ended March 31, June 30, September 30 and December 31, 2003, respectively.

(2)          Includes restructuring expense of $986,000 in the first quarter of 2003, and In-process research and development expense of $5.5 million in the second quarter of 2003 (See Note 2).

(3)          Includes gain on escrow settlement of $4.6 million in the first quarter of 2003 (See Note 2).

(4)          Includes stock compensation expense (benefit) of $923,000, $(544,000), $(144,000) and $955,000 for the three months ended March 31, June 30, September 30 and December 31, 2002, respectively.

(5)          Includes impairment of goodwill and intangible assets of $5.2 million in the second quarter of 2002 (See Note 3), and restructuring expense of $2.2 million, $3.5 million and $1.5 million in the first, second and fourth quarters of 2002, respectively.

Report of Independent Auditors

To the Board of Directors and Stockholders
of Silicon Image, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly,in all material respects, the financial position of Silicon Image, Inc. and its subsidiaries at December 31, 2003and 2002, and the results oftheiroperations and theircash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No.142 “Goodwill and other Intangible Assets” on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
February 12, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2004	Silicon Image, Inc.
	By:	/s/ David D. Lee
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David D. Lee	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2004
David D. Lee
/s/ Robert G. Gargus	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2004
Robert G. Gargus
/s/ David A. Hodges	Director	March 12, 2004
David A. Hodges
/s/ Keith McAuliffe	Director	March 12, 2004
Keith McAuliffe
/s/ Andrew S. Rappaport	Director	March 12, 2004
Andrew S. Rappaport
/s/ Ronald V. Schmidt	Director	March 12, 2004
Ronald V. Schmidt
/s/ Douglas C. Spreng	Director	March 12, 2004
Douglas C. Spreng
/s/ David Courtney	Director	March 12, 2004
David Courtney

INDEX TO EXHIBITS

Number	Title
2.01

Agreement and Plan of Reorganization, dated June 1, 2001, among the Registrant, Duke Acquisition Corp., CMD Technology Inc. and the principal shareholders of CMD Technology Inc. (Incorporated by reference from Exhibit 2.01 of the Form 8-K filed by Registrant on June 20, 2001).

2.02

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

4.01	Form of Specimen Certificate for Registrant's common stock (Incorporated by reference from Exhibit 4.01 of the Form S-1).
4.02	Third Amended and Restated Investors Rights Agreement dated July 29, 1998, as amended October 15, 1999 (Incorporated by reference from Exhibit 4.04 of the Form S-1).
10.01**	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and officers.
10.02**

1995 Equity Incentive Plan, as amended through July 20, 1999, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.02 of the Form S-1).

10.03**	1999 Equity Incentive Plan, as amended, and related forms of stock option agreements and stock option exercise agreements.
10.04**	1999 Employee Stock Purchase Plan and related enrollment form, notice of suspension and notice of withdrawal (Incorporated by reference from Exhibit 10.04 of the Form S-1).
10.05**	Employment Agreement with Parviz Khodi dated June 10, 1999 (Incorporated by reference from Exhibit 10.06 of the Form S-1).
10.06**	Amended and Restated Severance Agreement with David Lee dated August 15, 1997 (Incorporated by reference from Exhibit 10.07 of the Form S-1).
10.07*	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998 (Incorporated by reference from Exhibit 10.12 of the Form S-1).
10.08*	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.13 of the Form S-1).
10.09	Digital Visual Interface Specification Revision 1.0 Promoter's Agreement dated January 8, 1999 (Incorporated by reference from Exhibit 10.14 of the Form S-1).
10.10**	Letter Agreement between Steve Tirado and the Registrant and Addendum thereto (Incorporated by reference from Exhibit 10.19 of the Form S-1).
10.11**	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers (Incorporated by reference from Exhibit 10.21 of the Form S-1).

Number	Title
10.12**	Letter Agreement between Steve Tirado and the Registrant dated November 18, 1999 (Incorporated by reference from Exhibit 10.25 of the Form 10-K filed by the Registrant on March 30, 2000).
10.13**

Amendment No. 1 to Amended and Restated Severance Agreement with David Lee dated January 23, 2000 (Incorporated by reference from Exhibit 10.26 of the Form 10-K filed by the Registrant on March 30, 2000).

10.14**	Amendment No. 2 to Amended and Restated Severance Agreement with David Lee dated March 29, 2001 (Incorporated by reference from Exhibit 10.31 of the Form 10-Q filed by the Registrant on May 15, 2001).
10.15**	Letter Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001 (Incorporated by reference from Exhibit 10.33 of the Form 10-Q filed by the Registrant on May 15, 2001).
10.16**

Non-Plan Stock Option Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001 (Incorporated by reference from Exhibit 10.34 of the Form 10-Q filed by the Registrant on May 15, 2001).

10.17**	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement (Incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on June 26, 2001).
10.18**

CMD Technology Inc. 1999 Stock Incentive Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).

10.19**

Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).

10.20**	Letter Agreement between Robert Gargus and the Registrant dated October 30, 2001 (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10.21**

Non-Plan Stock Option Agreement between Robert Gargus and the Registrant dated October 30, 2001. (Incorporated by reference from Exhibit 10.41 of the Form 10-K filed by the Registrant on March 29, 2002).

10.22**

Non-Plan Stock Option Agreement between Hyun Jong Shin and the Registrant dated November 6, 2001. (Incorporated by reference from Exhibit 10.42 of the Form 10-K filed by the Registrant on March 29, 2002).

10.23	Lease Agreement dated April 20, 2000 between LBA-VF III, LLC and CMD Technology (Incorporated by reference from Exhibit 10.43 of the Form 10-Q filed by the Registrant on May 15, 2002).
10.24

Amended and Restated Loan and Security Agreement dated October 1, 2002 between Comerica Bank and the Registrant (Incorporated by reference from Exhibit 10.43 of the Form 10-Q filed by the Registrant on November 8, 2002).

10.25

Lease Agreement dated December 12, 2002 between iSTAR Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.44 of the Form 10-K filed by the Registrant on March 27, 2003).

10.26**

Non-Plan Stock Option Agreement between John LeMoncheck and the Registrant dated January 6, 2003 (Incorporated by reference from Exhibit 4.08 of the Form S-8 filed by the Registrant on January 28, 2003).

10.27**	Letter Agreement between John LeMoncheck and the Registrant dated December 3, 2002 (Incorporated by reference from Exhibit 10.46 of the Form 10-K filed by the Registrant on March 27, 2003).

Number	Title
10.28**

Non-Plan Stock Option Agreement between Robert Bagheri and the Registrant dated February 20, 2003 (Incorporated by reference from Exhibit 10.47 of the Form 10-K filed by the Registrant on March 27, 2003).

10.29**	Letter Agreement between Robert Bagheri and the Registrant dated February 11, 2003 (Incorporated by reference from Exhibit 10.48 of the Form 10-K filed by the Registrant on March 27, 2003).
10.30**	Executive Bonus Plan adopted by Registrant on December 11, 2002 (Incorporated by reference from Exhibit 10.49 of the Form 10-K filed by the Registrant on March 27, 2003).
10.31	Amendment to Loan and Security Agreement dated February 20, 2003 between Comerica Bank and the Registrant.
10.32	Second Amendment to Amended and Restated Loan and Security Agreement dated March 2, 2004 between Comerica Bank and the Registrant
10.33	TransWarp Networks, Inc. 2002 Stock Option/Stock Issuance Plan (Incorporated by reference from Exhibit 4.06 of the Form S-8 filed by the Registrant on May 23, 2003).
10.34**	Employment Agreement with Dan Alter dated June 15, 1998 (Incorporated by reference from Exhibit 10.05 of the Form S-1).
23.01	Consent of Independent Accountants.
24.01	Power of Attorney (included on signature page).
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**   This exhibit is a management contract or compensatory plan or arrangement.