Form 10-Q
period 2004-03-31
SILICON IMAGE INC
filed 2004-05-10
CIK 1003214

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of April 30, 2004 was 74,017,564 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three Months Ended
March 31, 2004

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue:
Product	$32,050	$19,722
Development, licensing and royalties	3,808	4,954
Total revenue	35,858	24,676

Cost and operating expenses:
Cost of revenue (1)	14,515	11,055
Research and development (2)	16,798	8,963
Selling, general and administrative (3)	11,650	3,955
Amortization of intangible assets	357	—
Patent defense costs	165	1,213
Restructuring	—	986
Total cost and operating expenses	43,485	26,172

Loss from operations	(7,627)	(1,496)
Gain on escrow settlement, net	—	4,618
Interest income and other, net	84	109
Income (loss) before provision for income taxes	(7,543)	3,231

Provision for income taxes	317	—
Net income (loss)	$(7,860)	$3,231

Net income (loss) per share - basic	$(0.11)	$0.05
Net income (loss) per share - diluted	$(0.11)	$0.04

Weighted average shares - basic	72,328	66,828
Weighted average shares - diluted	72,328	73,696

(1)          Includes stock compensation expense (benefit) of $1.2 million and ($135,000) for the three months ended March 31, 2004 and 2003, respectively.

(2)          Includes stock compensation expense of $6.2 million and $127,000 for the three months ended March 31, 2004 and 2003, respectively.

(3)          Includes stock compensation expense (benefit) of $4.7 million and ($354,000) for the three months ended March 31, 2004 and 2003, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	March 31, 2004	Dec. 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$40,199	$24,059
Short-term investments	9,459	13,195
Accounts receivable, net of allowances for doubtful accounts of $722 at March 31 and $670 at December 31	19,093	12,754
Inventories	9,618	10,312
Prepaid expenses and other current assets	2,309	2,703
Total current assets	80,678	63,023
Property and equipment, net	7,439	7,411
Goodwill	13,021	13,021
Intangible assets, net	2,671	3,028
Other assets	1,181	1,259
Total assets	$104,990	$87,742

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,211	$6,442
Accrued liabilities	8,823	8,726
Deferred license revenue	4,906	1,175
Debt obligations	1,234	1,732
Deferred margin on sales to distributors	9,162	7,274
Total liabilities	33,336	25,349

Stockholders’ Equity:
Common stock, par value $0.001; shares authorized: 150,000,000 – March 31 and December 31; shares issued and outstanding: 73,593,748 – March 31 and 72,367,129 – December 31	74	72
Additional paid-in capital	260,205	243,171
Unearned stock compensation	(8,111)	(8,196)
Accumulated deficit	(180,514)	(172,654)
Total stockholders’ equity	71,654	62,393
Total liabilities and stockholders’ equity	$104,990	$87,742

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$(7,860)	$3,231
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,150	947
Provision for doubtful accounts receivable	52	4
Stock compensation expense (benefit)	12,068	(362)
Amortization of intangible assets	357	—
Non-cash restructuring	—	646
Non-cash gain on escrow settlement, before cash costs	—	(4,692)
Changes in assets and liabilities:
Accounts receivable	(6,391)	(1,963)
Inventories	694	576
Prepaid expenses and other assets	472	409
Accounts payable	2,769	(1,981)
Accrued liabilities and deferred license revenue	3,828	(2,141)
Deferred margin on sales to distributors	1,888	164
Cash provided by (used in) operating activities	9,027	(5,162)

Cash flows from investing activities:
Proceeds from sales of short-term investments	12,281	5,693
Purchases of short-term investments	(8,545)	(2,600)
Purchases of property and equipment	(1,178)	(1,282)
Cash provided by investing activities	2,558	1,811

Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,053	2,653
Repayment of stockholders’ notes receivable, net	—	109
Repayments of debt obligations	(498)	(699)
Cash provided by financing activities	4,555	2,063

Net increase (decrease) in cash and cash equivalents	16,140	(1,288)
Cash and cash equivalents – beginning of period	24,059	26,263
Cash and cash equivalents – end of period	$40,199	$24,975

Supplemental cash flow information:
Financing of property and equipment	$—	$383
Cash payments for taxes	$217	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2004

1.               Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with our December 31, 2003 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and its subsidiaries (collectively, the “Company”) at March 31, 2004 and the consolidated results of the Company’s operations and cash flows for the three months ended March 31, 2004 and 2003.  All significant intercompany accounts and transactions have been eliminated.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2003.  Certain comparative amounts have been reclassified to conform with current presentation. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of future operating results.

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB 104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on our results of operations or financial condition.

Stock-Based Compensation

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had we recorded compensation expense for our stock options based on the grant-date fair value as prescribed by SFAS No. 123 and SFAS No. 148, our net loss would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income (loss) - as reported	$(7,860)	$3,231
Stock-based employee compensation expense determined using fair value method	(5,137)	(6,020)
Stock-based employee compensation cost (benefit) included in the determination of net loss as reported	9,286	(721)
Pro forma net loss	$(3,711)	$(3,510)

Basic net loss per share—pro forma	$(0.05)	$(0.05)
Basic net income (loss) per share—as reported	$(0.11)	$0.05

Diluted net loss per share—pro forma	$(0.05)	$(0.05)
Diluted net income (loss) per share—as reported	$(0.11)	$0.04

The weighted average grant-date fair value of our stock options was $6.65 and $4.31 for the three months ended March 31, 2004 and 2003, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended March 31
	2004	2003

Expected life	5.0	5.0
Interest rate	3.0%	3.1%
Volatility	90%	90%
Dividend yield	—	—

The weighted average, grant-date fair value of stock purchase rights granted under our Employee Stock Purchase Plan was $2.69 and $2.76 for the three months ended March 31, 2004 and 2003, respectively. These values were estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended March 31
	2004	2003

Expected life (years)	1.5	1.5
Interest rate	1.2%	1.3%
Volatility	90%	90%
Dividend yield	—	—

3.               Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase, and diluted net income (loss) per share is computed using the weighted-average number of common shares and diluted equivalents outstanding during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$(7,860)	$3,231

Weighted average shares	73,108	66,938
Unvested common shares subject to repurchase	(780)	(110)
Weighted average common shares outstanding for basic net income per share	72,328	66,828
Weighted-average common shares for diluted net income (loss) per share	72,328	73,696
Basic net income (loss) per share	$(0.11)	$0.05
Diluted net income (loss) per share	$(0.11)	$0.04

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

Had we generated net income for the three month period ended March 31, 2004, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been  (in thousands):

March 31, 2004
Unvested common stock subject to repurchase	780
Stock options	10,307
Total	11,087

As a result of our net loss for the three-months ended March 31, 2004, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The weighted average securities that were anti-dilutive and excluded from our calculation of diluted net income (loss) per share were approximately 20,411,000 and 8,600,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

4.                   Balance Sheet Components

	March 31, 2004	Dec. 31, 2003
	(in thousands)

Inventories:
Raw materials	$2,865	$3,128
Work in process	2,985	2,532
Finished goods	3,768	4,652
	$9,618	$10,312
Accrued liabilities:
Accrued payroll and related expenses	$3,021	$2,533
Restructuring accrual	1,648	1,875
Accrued legal fees	1,099	1,137
Warranty accrual	351	271
Other accrued liabilities	2,704	2,910
	$8,823	$8,726

Warranty Accrual

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience.  Warranty accrual activity for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	2004	2003
Balance at January 1	$271	$223
Provision for warranties issued during the period	130	50
Cash and other settlements made during the period	(50)	(50)
Balance at March 31	$351	$223

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

The following table summarizes the components of our stock compensation expense (benefit) for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003

Options granted to employees	$31	$222
Options granted to non-employees	1,503	359
Option repricings	10,121	(1,358)
Options assumed in connection with acquisitions	413	415
Stock compensation expense (benefit)	$12,068	$(362)

The repricing expense for the three months ended March 31, 2004 was higher relative to the three month period ended March 31, 2003, as our average stock price during the three months ended March 31, 2004 was higher. During the three months ended March 31, 2003, we modified options for employees involuntarily terminated in connection with our restructuring program. A charge of $646,000 for these modifications is included in restructuring expense for the period ended March 31, 2003.

6.             Asset impairment and restructuring activities

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

In March 2003, we reorganized parts of the marketing and product engineering activities of the company into lines of business for personal computer (“PC”), consumer electronics (“CE”) and storage products to enable us to better manage our long-term growth potential. The central engineering, sales, manufacturing, and general and administrative activities were not organized into the line of business structure. In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%. These reductions were primarily in engineering and operations functions. Because of this workforce reduction, we recorded restructuring expense of $986,000 in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

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

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for 2001 through March 31, 2004 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(441)	(760)	—	(1,201)
Non-cash activity	(646)	—	—	(646)
Balance as of December 31, 2003	$37	$1,838	$—	$1,875
Cash payments	(4)	(223)	—	(227)
Balance as of March 31, 2004	$33	$1,615	$—	$1,648

7.                                             Debt Facility

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.0% at March 31, 2004) plus 0.25% and requires monthly payments through its maturity of October 1, 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of March 31, 2004, $1,234,000 was outstanding under these term loans. Our debt facilities contain certain quarterly and annual financial covenants with which we must comply. In the fourth fiscal quarter of 2003, we fell out of compliance with the lending institution’s quarterly covenants regarding providing periodic financial statements. We were granted a waiver from the lending institution and were not in default of the loan agreement. Due to the nature of the underlying covenants, we have classified all amounts outstanding as current liabilities as of March 31, 2004. During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in March 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. Equipment advances pursuant to the equipment line of credit are available to us through August 2004 and will be repayable in twenty four equal monthly installments commencing September 1, 2004 bearing interest at either prime or LIBOR plus 2.5%, at our option. Quarterly and annual financial covenants are contained within this revised agreement. No amounts have been drawn down against this line of credit as at March 31, 2004. As of March 31, 2004, we were in compliance with all covenants.

8.                                       Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. In January, the parties presented different interpretations of the MOU to the Court. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. The Court has not ruled on pending motions regarding the disposition of the money held by the Court. On January 16, 2004, Genesis filed a notice of appeal. To date, we have not received any cash payments nor have we recognized any revenue associated with this litigation. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Management intends to prosecute our position vigorously until this matter is resolved. Through March 31, 2004, we have spent approximately $10.6 million on this matter and expect to continue to incur significant legal costs through at least the fourth quarter of 2004.

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

Silicon Image, certain officers and directors, and Silicon Image’s underwriters were named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. The plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image has not been served with a copy of the complaint. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants. We believe that the proposed settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we would defend this matter vigorously.

Certain officers and directors of Silicon Image have been named as defendants in consolidated shareholder derivative litigation, captioned “In re Silicon Image, Inc. Derivative Litigation, No. 1:03CV010302”, commenced on December 4, 2003 and pending in the Superior Court of California, County of Santa Clara. The plaintiffs purport to sue the individual defendants on behalf of Silicon Image. The lawsuit alleges that as a result of the recently completed examination conducted by the Audit Committee of Silicon Image’s Board of Directors, Silicon Image will be required to restate its financial results for 2002 and 2003. The lawsuit further alleges that such a restatement would be due to breaches by the individual defendants of their fiduciary duties to Silicon Image; that certain of the individual defendants are liable to Silicon Image for insider trading under California law; and that the individual defendants are liable to Silicon Image for mismanagement, abuse of control, and waste. Before filing suit, the plaintiffs did not make a demand upon the board of directors to pursue any such claims directly on behalf of Silicon Image. Following the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the Company agreed to provide plaintiffs with certain specified information concerning the examination.  Plaintiffs agreed to dismiss the lawsuit following their good-faith review of such information to confirm the independence, scope and adequacy of the examination.  Although the Company, acting through the Audit Committee of its Board of Directors, provided the specified information, plaintiffs have failed to discuss the lawsuit.  As a result, the Company has filed a cross-complaint for breach of contract, seeking an order discussing the derivative action and awarding the Company its attorneys fees. The individual defendants believe the lawsuit is without merit, and they intend to defend the action vigorously if plaintiffs do not dismiss it. Plaintiffs may seek to amend the complaint, and we cannot predict what claims plaintiffs might assert in such an amended complaint.

Silicon Image and certain of its officers have been named as defendants in consolidated securities class action litigation captioned “In re Silicon Image, Inc. Securities Litigation, No. C-03-5579 JW PVT”, commenced on December 11, 2003 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between April 15, 2002 and November 15, 2003. The lawsuit alleges that Silicon Image had materially overstated its licensing revenue, net income and financial results during this time period, and that Silicon Image was being forced to restate its financial results. Following the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the plaintiffs dismissed the lawsuit.

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

9.                                       Customer and Geographic Information

Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Taiwan	$9,457	$9,814
Japan	7,540	2,594
United States	9,569	6,774
Hong Kong	1,489	1,519
Korea	1,730	1,120
Other	6,073	2,855
	$35,858	$24,676

Revenue by product line was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
PC	$9,667	$8,793
Consumer Electronics	11,367	3,250
Storage products	11,016	7,679
Development, licensing and royalties	3,808	4,954
	$35,858	$24,676

Revenue by product line, including development, licensing and royalties, was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
PC	$9,680	$8,944
Consumer Electronics	12,282	4,298
Storage products	13,896	11,434
	$35,858	$24,676

For each period presented, substantially all long-lived assets were located within the United States.

For the three months ended March 31, 2004, one customer generated 15% of our revenue and another customer generated 11% of our revenue, and as of March 31, 2004, two customers represent 16% and 14% of gross accounts receivable. For the three months ended March 31, 2003, one customer generated 12% of our revenue and two customers each generated 10% of our revenue.  At December 31, 2003, three customers represented 17%, 12% and 10% of gross accounts receivable.

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

11.           Intangible Assets, net

Components of intangible assets are as follows (in thousands):

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Acquired technology	$1,780	$(497)	$1,780	$(375)
Non-compete agreement	1,849	(625)	1,849	(472)
Assembled workforce	502	(338)	502	(256)
	$4,131	$(1,460)	$4,131	$(1,103)
Intangible assets not subject to amortization:
Goodwill	$13,021	$—	$13,021	$—

Estimated future amortization expense for our intangible assets is as follows for fiscal years ending December 31 (in thousands):

2004	988
2005	1,097
2006	508
2007	78
$2,671

The amortization expense for the three months ended March 31, 2004 and 2003 was $357,000 and 0, respectively.

12.           Income taxes

For the first quarter of fiscal 2004, we provided an income tax provision of $317,000. This includes approximately $217,000 relating to taxes payable in a foreign jurisdiction relating to licensing revenues received from that jurisdiction. In addition, we have provided approximately $100,000 relating to other income taxes in certain foreign jurisdictions and for estimated alternative minimum tax in the United States. As of March 31, 2004, we have net operating loss carryforward for federal income tax purposes of approximately $71.4 million and such loss carryforwards, which will expire in various years through 2023, will be available to offset our future taxable income. We continue to maintain a full valuation allowance for all deferred tax assets given uncertainty as to realization. As such the income tax provision for the three months ended March 31, 2004, is not reflective of our fully taxed rate.

13.                                 Escrow Settlement

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

Overview

Silicon Image is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. The company’s mission is to be the leader in defining the architectures, intellectual property (IP) and semiconductor technology required to build secure digital content delivery systems. To ensure that rich digital content is always available on any device, consumer electronics (CE), PC and storage devices must be architected for content compatibility and interoperability.

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

                Silicon Image is a leader in the global PC/display arena with its innovative PanelLink® digital interconnect technology, which enables an all-digital connection between PC host systems and digital displays such as LCD monitors, plasma displays and projectors. PanelLink technology is the basis for the DVI industry standard the company pioneered and remains the most popular DVI implementation with more than 42 million units shipped to date.

In 2000, in order to decrease our absolute dependence on the PC business, we embarked upon a plan to diversify into the CE and storage markets. Products sold into the PC market have been declining as a percentage of our total revenues and generated 27% of our revenue in the first three months of 2004 and 35.6% of our revenues in the first three months of 2003 (including licensing revenues, these percentages were 27% and 36.2% for the first three months of 2004 and 2003, respectively).

Leveraging our core technology and standards-setting expertise, Silicon Image is a leading force in advancing the adoption of HDMI (High Definition Multimedia Interface), the new digital interface standard for the consumer electronics market. Introduced by founders Hitachi, Matsushita (Panasonic), Philips, Silicon Image, Sony, Thomson and Toshiba, HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically simplifies cabling. Silicon Image’s HDMI technology is marketed under the PanelLink Cinema™ brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by certain Hollywood studios as the technology of choice for the secure distribution of premium content over certain digital connections. The PanelLink Cinema chip and the first HDMI-compliant silicon are on the market and are featured in the world’s first consumer electronics products with HDMI functionality.

Products sold into the CE market have been increasing as a percentage of our total revenues and generated 31.7% of our total revenues in the first three months of 2004, compared to 13.2% of our total revenues for the first three months of 2003 (including licensing revenues, these numbers were 34.3% and 17.4% for the first three months of 2004 and 2003 respectively). Our CE products offer a securable interface for transmission of digital video and audio to consumer devices, such as digital TVs and DVD players. Demand for these products will be driven primarily by the adoption rate of new technologies, such as High-Definition Multimedia Interface (“HDMI”) and High-Bandwidth Digital Content Protection (“HDCP”).

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

Products sold into the storage market, as a percentage of our total revenues, generated 30.7% of our revenue in the first three months of 2004, compared to 31.1% of our revenue in the first three months of 2003 (including licensing revenues it was 38.8% and 46.3% of our revenue for the first three months of 2004 and 2003, respectively). Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, and the extent to which SATA and fibre channel functionality are integrated into chip sets and controllers offered by other companies, which would make our discrete devices unnecessary.

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

Our licensing activity is complementary to our product sales because we believe this activity can help us monetize our intellectual property as well as accelerate adoption curves associated with our technology. Most of our licenses include a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development, licensing and royalties accounted for 10.6% and 20.1% of our revenues, and represented 16.9% and 36.7% of our total gross margin, for the three months ended March 31, 2004 and 2003, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgments.

In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in all but one quarterly period since our inception and, as of March 31, 2004, we had an accumulated deficit of $180.5 million.

Prior to 2000 we focused most of our efforts on the sale and development of PanelLink transmitters, receivers and controllers for the PC/Display market. In 2000, we began focusing our resources on entering two new markets, storage and CE, which we believed would grow significantly and in which we believed we could apply our technology and expertise in high-speed serial interfaces. During 2000, we acquired Zillion, a developer of high-

speed transmission technology for data storage applications, and DVDO, a provider of digital video processing systems for the CE market.

In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue, and restructuring the company to improve profitability. During 2001, we acquired CMD, a provider of storage subsystems and semiconductors designed for storage area networks, and SCL, a provider of mixed-signal and high-speed circuit designs.

During 2002, we achieved double-digit sequential revenue growth in each fiscal quarter, resulting in record annual revenue of $81.5 million, which was a 57% increase from 2001 revenue levels. We also began to see the benefits of our diversification strategy, which resulted in establishing a presence in the CE and storage markets. Additionally, we were able to successfully leverage our intellectual property to generate $6.7 million of development, licensing and royalty revenue. We also focused on improving our profitability and reducing our cash usage.

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

Outlook

We expect 2004 revenue to increase from the level achieved in 2003, and believe our revenue in the second quarter of 2004 will grow 8-13% sequentially from the first quarter of 2004.

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

Among the factors that may cause our actual results to differ materially from those anticipated by our assumptions include the rate at which the PC market adopts DVI, acceptance of all digital solutions in the PC market, use of DVI as a replacement for LVDS in the PC notebook market, CE market acceptance of our DVI with HDCP and HDMI products, the rate at which the storage market for 2 Gb fibre channel switches grows and serial ATA technology adoption, consumer demand in the PC and CE markets, the availability of serial ATA-enabled hard drives and other peripherals, whether and how quickly OEMs are able to integrate transmitters in their graphics chips and serial ATA functionality into their chip sets, our ability to leverage our intellectual property into licensing revenue and the ability of our semiconductor foundry vendors to manufacture our products in commercial volumes at an acceptable cost and in a timely manner. In addition, our revenue remains subject to competition and general economic and market conditions, none of which can be accurately predicted.

We expect our overall gross margins to decline 100-200 basis points in the second quarter of 2004, relative to the first quarter of 2004 primarily as a result of additional price pressures and product mix. However,  we expect our gross margin percentage to increase in 2004 from 2003 levels as a result of higher licensing and royalty revenue, for which there is no associated cost of sales, manufacturing cost reductions on certain of our higher volume products, higher unit volume and shifts in product mix whereby higher margin CE products will grow faster than our PC or storage product lines that have lower gross margins. We expect that these positive effects will be offset by declining average selling prices (“ASPs”), especially for products in the PC market, and higher manufacturing overhead spending to support increased production levels for products in all three of our markets.

Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense in the second quarter of 2004 to increase approximately 10 - 20% from the first quarter of 2004. R&D expense will be incurred for enhancements to existing products and for further development of technology related to consumer electronics and storage applications. Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our SG&A expense to decrease by approximately 5 - 10% during the second quarter of 2004, primarily as a result of the reduced costs associated with the Audit Committee examination. We cannot predict the R&D or SG&A expenses including the non-cash charges for stock compensation expense, which will fluctuate with changes in our stock price and volatility.

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

We will also incur legal fees in 2004 in conjunction with our patent infringement lawsuit against Genesis, and other outstanding litigation. The amount of legal fees incurred will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur with respect to this matter; however, we do expect to incur substantial amounts through at least the fourth quarter of 2004.

Commitments, Contingencies and Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 47% of our revenue in the first quarter of 2004 and 40% of our revenue in 2003.  Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. In the first quarter of 2004, 44% of our revenue was generated through distributors, compared to 36% in 2003. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenues, we would expect a decrease in the percentage of our total revenues generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 71% of our revenue in the first quarter of 2004 and 2003, respectively. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of the warrant at March 31, 2004 was $2.9 million.

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

Allowance for Doubtful Accounts Receivable

We review collectibility of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have not been material. At March 31, 2004, we had $19.8 million of gross accounts receivable and an allowance for doubtful accounts of $722,000. While we endeavor to accurately estimate the allowance, we may record unanticipated write-offs in the future.

Inventories

We record inventories at the lower of standard cost, determined on a first-in first-out basis, or market. Standard cost approximates actual cost. Provisions are recorded for excess and obsolete inventory, and are estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and the rate at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are written down to zero and the related provision is recorded as a cost of revenue. While we endeavor to accurately predict demand and stock commensurate inventory levels, we may record unanticipated material inventory write-downs in the future.

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

Goodwill

We adopted the Statement of Financial Accounting Standard No.142 (SFAS 142), “Goodwill and Other Intangible Assets” on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Based on our annual impairment test performed for 2003, we concluded that there was no impairment of goodwill in fiscal 2003. However, there can be no assurance that we will not incur charges for impairment of goodwill in the future, which could adversely affect our earnings. An impairment test was not performed in the three month period ended March 31, 2004, as no event has occurred that would provide an indication of impairment.

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

Results of Operations for the Three Months Ended March 31, 2004 Compared to Results of Operations for the Three Months Ended March 31, 2003

REVENUE

	Three months ended March 31,
	2004	2003	Change
	Dollars in thousands
Personal Computers	$9,667	$8,793	9.9%
Consumer Electronics	11,367	3,250	249.8%
Storage products	11,016	7,679	43.5%
Product revenue	32,050	19,722	62.5%
Percentage of total revenue	89.4%	79.9%	9.5	pts
Development, licensing and royalties	3,808	4,954	(23.1%	)
Percentage of total revenue	10.6%	20.1%	(9.5pts	)
Total revenue	$35,858	$24,676	45.3%

REVENUE (with development, licensing and royalty revenues, collectively licensing revenues, by product line)

	Three months ended March 31,
	2004	2003	Change
	Dollars in thousands
Personal Computers	$9,680	$8,944	8.2%
Consumer Electronics	12,282	4,298	185.8%
Storage products	13,896	11,434	21.5%
Total revenue	$35,858	$24,676	45.3%

Revenue was $35.9 million for the first quarter of 2004, an increase of 45.3% from the year ago quarter. The increase in revenue is primarily due to increased sales of CE products, which contributed an additional $8.1 million ($8.0 million including licensing) of revenue, increased sales of storage products, which contributed an additional $3.3 million ($2.5 million including licensing) in revenue, and increased sales of PC products, which contributed $0.9 million ($0.7 million, including licensing), offset by a $1.1 million decrease in overall licensing revenue. The increases in the CE and storage products are primarily attributable to our new product offerings, as well as the overall growth in these markets, resulting in increased volumes. The relatively lower level of increase in demand for our PC products, is attributable to loss of market share due primarily to integration and an overall weakness in the PC market. We license our technology in each of our areas of business, but usually limit the scope of the license to market areas that are complementary to our products sales and that do not directly compete with our direct product offerings. The decrease in development, licensing and royalty revenues as a component of total revenues was primarily due to the inherently uneven nature of our licensing revenues.

COST OF REVENUE AND GROSS MARGIN

	Three months ended March 31,
	2004	2003	Change
	Dollars in thousands
Product gross margin (excluding licensing revenue)	$17,535	$8,667
Percentage of product revenue	54.7%	43.9%	10.8	pts
Gross margin	21,343	13,621
Percentage of total revenue	59.5%	55.2%	4.3	pts
Stock compensation expense	1,152	(135)
Product gross margin (excluding stock compensation expense and licensing revenue)	18,687	8,532
Percentage of product revenue	58.3%	43.3%	15	pts
Gross margin (excluding stock compensation expense)	$22,495	$13,486
Percentage of total revenue	62.7%	54.7%	8	pts

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue, as a percentage of revenue was 59.5%, and 55.2% for the three month periods ended March 31, 2004 and 2003, respectively), and excluding non-cash stock compensation expense (benefit), was 62.7% and 54.7% for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in gross margin is attributable primarily to the effect of leverage on higher volume, lower manufacturing costs, higher pricing during the first quarter of 2004, and the impact, during the first quarter of 2003, of certain yield and quality issues related to certain new products and higher sales of storage IC products, which have lower margins relative to our other volume products. Non-cash stock compensation expense (benefit) associated with cost of revenue was $1.2 million and $(135,000) for the three-month periods ended March 31, 2004 and 2003, respectively.

OPERATING EXPENSES

	Three months ended March 31,
	2004	2003	Change
	Dollars in thousands
Research and development (1)	$10,585	$8,837	19.8%
Percentage of total revenue	29.5%	35.8%	(6.3	)pts
Selling, general and administrative (2)	6,947	4,308	61.3%
Percentage of total revenue	19.4%	17.5%	1.9	pts
Stock compensation expense	12,068	(362)	3433.7%
Percentage of total revenue	33.7%	-1.5%	35.2	pts
Amortization of intangible assets	357	—	100.0%
Percentage of total revenue	1.0%
Restructuring	—	986	(100.0)%
Patent defense and acquisition integration costs	165	1,213	(86.4)%
Interest income and other, net	84	109	(22.9)%
Gain on escrow settlement, net	$—	$4,618	(100.0)%

(1)               Excludes non-cash stock compensation expense of $6.2 million and $127,000 for the three month periods ended March 31, 2004 and 2003, respectively

(2)               Excludes non-cash stock compensation expense (benefit) of $4.7 million and $(354,000) for the three month periods ended March 31, 2004 and 2003, respectively

Research and Development.   R&D expense consists primarily of compensation and related costs for employees, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense, excluding non-cash stock compensation expense, was $10.6 million, or 29.5% of revenue, for the first quarter of 2004, compared to $8.8 million, or 35.8% of revenue, for the first quarter of 2003. The increase in 2004 was primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate, as well as additional personnel, including personnel from TransWarp Networks, which we acquired during the second quarter of 2003. R&D excludes non-cash stock compensation expense of $6.2 million and $127,000 for the three-month periods ended March 31, 2004 and 2003, respectively. Including stock compensation expense, R&D expense was $16.8 million and $9.0 million or 46.8% and 36.4% of revenue for the three month periods ended March 31, 2004 and 2003, respectively. Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense in the second quarter of 2004 to increase approximately 10 - 20% from the first quarter of 2004.

Selling, General and Administrative.   SG&A expense consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Excluding non-cash stock compensation expense, SG&A expense was $6.9 million, or 19.4% of revenue for the first quarter of 2004, compared to $4.3 million, or 17.5% of revenue for the first quarter of 2003. The increase in spending for 2004 can be attributed to the increased headcount to support the increased rate of growth of the Company, and approximately $1.0 million incurred during the first quarter of 2004 relating to the costs associated with the Audit Committee examination. SG&A excludes non-cash stock compensation expense (benefit) of $4.7 million and $(354,000) for the three-month periods ended March 31, 2004 and 2003, respectively. Including stock compensation expense, SG&A expense was $11.6 million and $4.0 million or 32.5% and 16.0% of revenue for the three month periods ended March 31, 2004 and 2003, respectively. Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our SG&A expense to decrease by approximately 15 - 20% during the second quarter of 2004.

Stock Compensation.   Stock compensation expense (benefit) was $12.1 million or 33.7% of revenue for the first quarter of 2004 and $(362,000) or (1.5)% of revenue for the three month period ended March 31, 2003. The increase in total stock compensation can be attributed primarily to the higher stock price during the first quarter of 2004 and the resultant impact on expense relating to our repriced options offset to some extent by a decrease in expense associated with the options granted in connection with acquisitions and a decline in the number of options subject to variable accounting, as certain older options expire.

We will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, (2) the stock option repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance. Since the expense associated with our stock option repricings and stock options issued to consultants is dependent on our stock price and volatility, stock compensation expense may fluctuate significantly from period to period. To date we have recognized over $17.8 million of expense in connection with our stock option repricings, and this may continue to be a significant component of our stock compensation expense in future periods if our stock price significantly exceeds the average stock price for the quarter ended March 31, 2004.

Amortization of Intangible Assets.   During the first quarter of 2004, we recorded amortization of intangible assets amounting to $357,000, relating to intangible assets on our balance sheet, pursuant to our acquisition of Transwarp Netwoks, Inc. during the second quarter of 2003. We did not have any expense relating to amortization of intangible assets during the three-month period ended March 31, 2003.

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

In March 2003, we reorganized parts of the marketing and product engineering activities of the company into lines of business for PC, CE and storage products to enable us to better manage our long-term growth potential. The central engineering, sales, manufacturing, and general and administrative activities were not organized into the line of business structure. In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%. These reductions were primarily in engineering and operations functions. Because of this workforce reduction, we recorded restructuring expense of $986,000 in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. For those employees terminated in the three-month period ending March 31, 2003, the remaining service period from the communication date did not exceed 60 days. The expected loss on leased facilities resulted from our plan to consolidate our remaining workforce to the extent practicable and sublease any excess space. To determine the expected loss, we compared our lease and operating costs for the space to our estimate of the net amount we would be able to recover by subleasing the space. This estimate was based on a number of assumptions, including the length of time it will take to secure a tenant, the sublease rate per square foot, the cost of necessary improvements or modifications and real estate broker commissions. The fixed asset write-downs in 2001 and 2002 were determined based on the estimated fair value of assets, primarily computer hardware and software that would no longer be utilized after the employees’ termination dates.

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for 2001 through March 31, 2004 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(441)	(760)	—	(1,201)
Non-cash activity	(646)	—	—	(646)
Balance as of December 31, 2003	$37	$1,838	$—	$1,875
Cash payments	(4)	(223)	—	(227)
Balance as of March 31, 2004	$33	$1,615	$—	$1,648

Patent defense costs.   Patent defense costs were $0.2 million for the first quarter of 2004 compared to $1.2 million during the same period in 2003. Patent defense costs are related to the lawsuit we filed against Genesis in April 2001, and acquisition integration costs represent costs incurred to integrate CMD and SCL. The decrease in 2004 compared to 2003 is attributable to a lower level of activity during the first quarter of 2004. However, we expect to incur significant patent defense costs through at least the fourth quarter of 2004. The amount of legal fees incurred in 2004 will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur.

Interest Income and other, net.   This principally includes interest income and interest expense. The net amount was $84,000 for the first quarter of 2004, compared to $109,000 for the first quarter of 2003. The decrease is principally due the lower interest rates during 2004, offset by higher cash balances and lower debt balances.

Gain on escrow settlement, net.   During the quarter ended March 31, 2003, we recognized a net gain of $4.6 million associated with the settlement of an escrow claim against the principal selling shareholders of CMD.

Provision for Income Taxes.   For the quarter ended March 31, 2004, we have recorded a provision for income taxes of $317,000. This includes approximately $217,000 relating to withholding taxes payable in connection with our licensing contracts, and a provision of $100,000 relating to taxes in foreign jurisdictions where we have recently commenced operations and estimated provision for U.S. alternative minimum taxes for the fiscal year ending December 31, 2004. At March 31, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $71.4 million that expires in various years through 2023. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize these tax benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances. We do not expect to be subject to these restrictions or limitations.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	March 31, 2004	December 31, 2003	Change
	Dollars in thousands
Cash and cash equivalents	$40,199	$24,059	$16,140
Short term investments	9,459	13,195	(3,736)
Total cash, cash equivalents and short term investments	49,658	37,254	12,404

Percentage of total assets	47.3%	42.5%	4.8 pts

Total current assets	80,678	63,023	17,655
Total current liabilities	33,336	25,349	7,987
Working capital	$47,342	$37,674	$9,668

	Three months ended March 31,
	2004	2003	Change

Cash provided by (used in) operating activities	$9,027	$(5,162)	$14,189
Cash provided by investing activities	2,558	1,811	747
Cash provided by financing activities	4,555	2,063	2,492
Net increase (decrease) in cash and cash equivalents	$16,140	$(1,288)	$17,428

Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit, capital lease financing and cash flows from operations. At March 31, 2004, we had $47.3 million of working capital and $49.7 million of cash, cash equivalents and short-term investments. If we are not able to generate cash from operating activities, stock option exercises, and proceeds from sales of shares under our employee stock purchase plan, we will liquidate short-term investments or, to the extent available, utilize credit arrangements to meet our cash needs.

Working capital

The principal components of the current assets and liabilities and an analysis of the same is given below:

Net accounts receivable increased to $19.1 million at March 31, 2004 from $12.8 million at December 31, 2003. The increase is primarily due to increased sales volume and in particular a $3 million increase in distributor shipments during March 2004 versus during December 2003. The days of sales outstanding (“DSO”) was 49 days at March 31, 2004, compared to 38 days at December 31, 2003. The increase in the DSO days is primarily as a result of the increase in the March 2004 versus December 2003 distributor shipments. We expect the DSO days to be in the 45-50 days range during the second quarter of 2004.

Inventories decreased to $9.6 million at March 31, 2004 from $10.3 million at December 31, 2003. The decrease is attributable to increased business volume and a general tightening of available foundry capacities. Our inventory turn rate increased to 5.6 as at March 31, 2004 from 5.1 as at December 31, 2003. Inventory turns are computed on an annualized basis, and are a measure of the number of times inventory is replenished during the year. Our inventory turns increased primarily due to higher business volume during the first quarter of 2004 and lower inventory balances as at March 31, 2004. We expect this measure to be at the 5.0 to 5.5 level during the second quarter of 2004.

Accounts payable and accrued liabilities increased to $9.2 million and $13.7 million, respectively, at March 31, 2004 from $6.4 million and $9.9 million, respectively, at December 31, 2003. The increase in accounts payable was due to the timing of when payables became due and were processed, and the increase in accrued liabilities is primarily due to an increase in deferred license revenue of $3.7 million.

Deferred margin on sales to distributors increased to $9.2 million at March 31, 2004 from $7.3 million at December 31, 2003. The increase is principally due to the effect of increased distributor related shipments at March 31, 2004 compared to December 31, 2003.

Operating activities

Operating activities generated $9.0 million of cash during the first quarter of 2004. For the first quarter of 2004, our net income excluding depreciation, stock compensation expense, amortization of intangible assets was $5.7 million. Increases in accounts payable, accrued liabilities, deferred margin on sales to distributors and decreases in inventories, prepaid expenses and other assets offset by an increase in accounts receivable contributed $3.3 million. Operating activities used $5.2 million of cash during the first quarter of 2003.  During the first quarter of 2003, our net loss excluding depreciation, stock compensation expense, a non-cash gain on escrow settlement and the non-cash portion of our restructuring charges was $230,000, which accounts for some of the cash used in operating activities.  Other uses of cash for operating activities consisted of decreases in accounts payable and accrued liabilities of $4.1 million, and an increase in accounts receivable of $2.0 million.  These uses of cash were offset in part by a $409,000 decrease in prepaid expenses and other assets.

Investing and financing activities

Investing activities provided $2.6 million and $1.8 million of cash during the three months ended March 31, 2004 and 2003. The source of cash for both periods was net proceeds from sales of short-term investments, partially offset by capital expenditures.

We generated $4.6 million and $2.1 million from financing activities during the three months ended March 31, 2004 and 2003. Cash provided by financing activities in both periods was primarily from stock option exercises and proceeds from sales of shares under our employee stock purchase plan, partially offset by repayments of our capital leases and other obligations.

Debt and Lease Obligations

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.0% at March 31, 2004) plus 0.25% and requires monthly payments through its maturity of October 1, 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of March 31, 2004, $1,234,000 was outstanding under these term loans. Our debt facilities contain certain quarterly and annual financial covenants with which we must comply. In the fourth fiscal quarter of 2003, we fell out of compliance with the lending institution’s quarterly covenants regarding providing periodic financial statements. We were granted a waiver from the lending institution and were not in default of the loan agreement. Due to the nature of the underlying covenants, we have classified all amounts outstanding as current liabilities as of March 31, 2004. During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in March 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. Equipment advances pursuant to the equipment line of credit are available to us through August 2004 and will be repayable in twenty four equal monthly installments commencing September 1, 2004 bearing interest at either prime or LIBOR plus 2.5%, at our option. Quarterly and annual financial covenants are contained within this revised agreement. No amounts have been drawn down against this line of credit as at March 31, 2004. As of March 31, 2004, we were in compliance with all covenants.

Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at March 31, 2004 are as follows (in thousands):

		Payments due in
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$1,234	$1,234	$—	$—	$—
Operating lease obligations	9,122	2,512	3,104	2,064	1,442
Inventory purchase obligations	5,734	5,734	—	—	—
Total	$16,090	$9,480	$3,104	$2,064	$1,442

Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.

We plan to spend approximately $5-6 million during the remainder of the 2004 fiscal year for equipment, furniture and software.

Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenues, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent defense costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

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

The revenue and income potential of our business and the markets we serve is early in their lifecycle and is difficult to predict. The Digital Visual Interface (“DVI”) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of consumer electronics and storage IC products in mid-to-late 2001. In addition, the preliminary serial ATA specification was first published in August 2001 and the High Definition Multimedia Interface (“HDMI”) specification was first released in December 2002. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We have a history of losses and may not become profitable.

We have incurred net losses in each fiscal year since our inception, including net losses of $7.9 million for the three months ended March 31, 2004 and $12.8 million and $40.1 million for the years ended December 31, 2003 and 2002, respectively. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

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

As a result of the delayed filing of our Form 10-Q for the quarter ended September 30, 2003, and the Audit Committee’s examination, we have experienced additional risks and costs. The Audit Committee’s examination has been time-consuming, required us to incur additional expenses and has affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented may require greater management time and company resources to implement and monitor. We incurred approximately $1.1 million of costs associated with the Audit Committee examination in the fourth quarter of 2003 and an additional $1.0 million in the first quarter of 2004. These costs include payments made by us pursuant to indemnity agreements between us and certain individuals. Pending litigation costs associated with the examination cannot be accurately projected for the following quarters and could be significant. In addition, measures being implemented as a result of this examination, previously described in our 2003 Form 10-K, may adversely affect our operations.

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

In the CE market, our digital interface products are used to connect cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and High-bandwidth Digital Content Protection (“HDCP”), or HDMI with or without HDCP support. Companies that have announced or are shipping DVI-HDCP solutions include Texas Instruments (“TI”), Thine, Broadcom and Genesis Microchip (“Genesis”). In addition, our video processing products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, Mediamatics, Micronas Semiconductor, Oplus, Philips, Pixelworks and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers. We expect competition for HDMI products from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba. Toshiba and Matsushita have or are close to having working HDMI solutions.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended March 31, 2004, shipments to World Peace International, an Asian distributor, generated 15% of our revenue, and shipments to Microtek, a distributor, generated 11% of our revenue. For the year ended December 31, 2003, shipments to World Peace International, generated 15% of our revenue, and shipments to Weikeng, a distributor, generated 8% of our revenue. For the year ended December 31, 2002, shipments to World Peace International generated 15% of our revenue, and shipments to Weikeng generated 11% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and / or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 44% of our revenue for the three months ended March 31, 2004, 42% of our revenue for the year ended December 31, 2003, and 42% of our revenue for the year ended December 31, 2002. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

The cyclical nature of the semiconductor industry may create constrictions in our foundry, test and assembly capacity.

In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. For example, demand in the semiconductor industry rose to record levels in 1999, and then declined until recently when it appears to be recovering. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third party suppliers. Production capacity for fabricated semiconductors are subject to allocation, whereby not all of our production requirements would be met. This may impact our ability to meet demand and could also increase our production costs. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the three months ended March 31, 2004, 73% of our revenue, and for the years ended December 31, 2003, 2002, and 2001 74%, 72%, and 79% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

We are and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated that has yet to be reviewed and approved by the Court. In the event that the settlement is not approved, we believe that these claims are without merit and we intend to defend vigorously against them. We and certain of our officers, together with certain investment banks and their current or former employees, were named as defendants in a securities class action suit filed against us on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants. We believe that the settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we intend to defend vigorously against them. Certain of our officers and directors have been named as defendants in consolidated shareholder derivative litigation. The lawsuit alleges that as a result of the examination conducted by our Audit Committee, we will be required to restate our financial results for 2002 and 2003. The lawsuit further alleges that such a restatement would be due to breaches by the individual defendants of their fiduciary duties to us, that certain of the individual defendants are liable to us for insider trading under California law, and that the individual defendants are liable to us for mismanagement, abuse of control, and waste. We and certain of our officers have also been named as defendants in consolidated securities class action litigation. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased our stock between April 15, 2002 and November 15, 2003. The lawsuit alleges that we had materially overstated our licensing revenue, net income and financial results during this time period, and that were being forced to restate our financial results. With the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the securities class action litigation has been dismissed but the shareholder derivative litigation has not been dismissed and the plaintiffs may amend that complaint once as a matter of right.

We believe that claims against us are without merit and we intend to defend vigorously against them. These suits and any others that may be brought, even if meritless, could require us to incur expenses and could divert our management’s attention and resources. In addition, any unfavorable outcome of any of these litigations could adversely impact our business, financial condition and results of operations.

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

In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis’ behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis’s re-filed counterclaims with prejudice. In December 2002, the parties entered into a memorandum of understanding (“MOU”) to settle the case. In January, the parties presented different interpretations of the MOU to the Court. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment order based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of some of expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. On January 16, 2004, Genesis filed a notice of appeal.

There can be no assurance that Genesis will not undertake further efforts to avoid its obligations under the MOU, and that further proceedings (lawsuits, contempt citations, etc.) against Genesis, and certain of its executives, its counsel, and others may not be required to obtain compliance or to obtain redress for non-compliance. There can be no assurance that an appellate court will uphold the Court’s rulings or the MOU. There can be no assurance that further delays or noncompliance will not occur. The Court’s rulings of July 15, 2003 and December 19, 2003 indicate that Genesis violated certain provisions of the MOU, and of the protective order in the case, including disclosure of confidential information to Pixelworks. On August 5, 2003, Genesis and Pixelworks issued a joint press release terminating their proposed merger. In that press release, Genesis and Pixelworks jointly stated that “Pixelworks has confirmed that prior to signing the merger agreement, it reviewed the Memorandum of

Understanding that purported to settle the lawsuit between Genesis Microchip and Silicon Image, Inc.” While this litigation, including the appeal or any possible derivative proceedings, is pending, Genesis can use the technology covered by these patents to develop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by these patents. Even if we prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products, or Genesis’s use of our technology in products that compete with our products may reduce demand or pricing for our products. In addition, even if the MOU is upheld on appeal, future disputes may occur, including those regarding whether and what intellectual property licenses were granted and the scope of any such licenses and the royalty rates and payment terms for such licenses, whether the MOU was breached, whether consent was fraudulently obtained, and whether a merger partner may succeed to the rights and/or the obligations under the MOU. These disputes may result in additional costly and time-consuming litigation or the license of additional elements of our intellectual property for free.

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

The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, new regulations adopted by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as new regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. There have been several proposals on whether and /or how to account for stock options. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the three months ended March 31, 2004 and for the year ended December 31, 2003, customers and distributors located in Taiwan generated 26% and 34% of our revenue, respectively, and customers and distributors located in Japan generated 21% and 15% of our revenue, respectively. For the year ended December 31, 2002, customers and distributors located in Taiwan generated 34% of our revenue and customers and distributors located in Japan generated 12% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

•                  requiring advance notice of stockholder nominations for the board of directors;

•                  providing the board of directors the opportunity to expand the number of directors without notice to stockholders;

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

We have recently established an office in Japan

We have recently established an office in Japan. Accordingly, we are subject to risks, including, but not limited to:

•                  being subject to Japanese tax laws and potentially liable for paying taxes in Japan;

•                  profits, if any, earned in Japan will be subject to local tax laws and may not be repatriable to the United States;

•                  we have and will enter into employment agreements in connection with hiring personnel for the Japanese office and are governed by the provisions of the Japanese labor laws; and

•                  the operations of the local office are and will be subject to the provisions of other local laws and regulations.

We have recently established an office in the Republic of Korea (South Korea)

We have recently established an office in the Republic of Korea (South Korea). Accordingly, we are subject to risks, including, but not limited to:

•                  being subject to South Korean tax laws and potentially liable for paying taxes in South Korea;

•                  profits, if any, earned in South Korea will be subject to local tax laws and may not be repatriable to the United States;

•                  we have and will enter into employment agreements in connection with hiring personnel for the South Korea office and are governed by the provisions of the South Korean labor laws; and

•                  the operations of the local office are and will be subject to the provisions of other local laws and regulations.

We indemnify certain of our licensing customers against infringement.

We indemnify certain of our licensing agreements customers for any expenses or liabilities resulting from third-party claims of infringements of patent, trademark, trade secret, or copyright rights by the technology we license.  Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances, the maximum amount of potential future indemnification is not limited. To date, we have not paid any such claims or been required to defend any lawsuits with respect to any claim. In the event that we were required to defend any lawsuits with respect to our indemnification obligations, or to pay any claim, our results of operations could be materially adversely affected.

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

Item 4.  Controls and Procedures

(a)           Evaluation of Controls and Procedures.  We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures at the end of the fiscal quarter covered by this report.  The evaluation took into account the conduct of and results of the Audit Committee examination completed in February 2004, and the receipt of notice from the Company’s independent auditors that, in connection with the 2003 year-end audit, they had identified a reportable condition relating to internal controls.  The evaluation also took into account a written confirmation of the reportable condition recently provided by our auditors stating they were aware of deficiencies in the Company’s internal control structure design related to the overall internal control environment regarding our Chief Executive Officer’s communication and operating style and his periodic involvement in revenue recognition discussions.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures as of the end of the period covered by this report were effective, except that with respect to the reportable condition and as the number and complexity of licensing transactions increase, the Company’s control environment could and should be enhanced, as discussed below:

(b)           Changes in Internal Controls.  As a result of our own evaluation, as well as recommendations provided by the Audit Committee we are in the process of implementing a series of internal measures designed to enhance the Company’s overall internal control environment.  These measures include (i) restructuring some reporting relationships among management and clarifying management roles and responsibilities, (ii) improving communication within the management team and between the management team and the Board of Directors, including the Audit Committee, (iii) formalizing licensing review processes by requiring additional documentation of items necessary for licensing revenue recognition decisions and increasing the standardization of licensing deliverables and post-contract customer support for revenue recognition purposes, (iv) adding additional resources and personnel to key control functions and (v) implementing training and compliance programs.  Implementation of the measures is underway, but will by its nature be an ongoing effort, subject to the review of our Board of Directors, Audit Committee and auditors.

Part II.  Other Information

Item 1.  Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. In January, the parties presented different interpretations of the MOU to the Court. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. The Court has not ruled on pending motions regarding the disposition of the money held by the Court. On January 16, 2004, Genesis filed a notice of appeal. To date, we have not received any cash payments nor have we recognized any revenue associated with this litigation. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Management intends to prosecute our position vigorously until this matter is resolved. Through March 31, 2004, we have spent approximately $10.6 million on this matter and expect to continue to incur significant legal costs through at least the fourth quarter of 2004.

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

Silicon Image, certain officers and directors, and Silicon Image’s underwriters were named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. The plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image has not been served with a copy of the complaint. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants. We believe that the proposed settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we would defend this matter vigorously.

Certain officers and directors of Silicon Image have been named as defendants in consolidated shareholder derivative litigation, captioned “In re Silicon Image, Inc. Derivative Litigation, No. 1:03CV010302”, commenced on December 4, 2003 and pending in the Superior Court of California, County of Santa Clara. The plaintiffs purport to sue the individual defendants on behalf of Silicon Image. The lawsuit alleges that as a result of the recently completed examination conducted by the Audit Committee of Silicon Image’s Board of Directors, Silicon Image will be required to restate its financial results for 2002 and 2003. The lawsuit further alleges that such a restatement would be due to breaches by the individual defendants of their fiduciary duties to Silicon Image; that certain of the individual defendants are liable to Silicon Image for insider trading under California law; and that the individual defendants are liable to Silicon Image for mismanagement, abuse of control, and waste. Before filing suit, the plaintiffs did not make a demand upon the board of directors to pursue any such claims directly on behalf of Silicon Image. Following the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the Company agreed to provide plaintiffs with certain specified information concerning the examination. Plaintiffs agreed to dismiss the lawsuit following their good-faith review of such information to confirm the independence, scope and adequacy of the examination. Although the Company, acting through the Audit Committee of its Board of Directors, provided the specified information, plaintiffs have failed to dismiss the lawsuit. As a result, the Company has filed a cross-complaint for breach of contract, seeking an order dismissing the derivative action and awarding the Company its attorneys fees. The individual defendants believe the lawsuit is without merit, and they intend to defend the action vigorously if plaintiffs do not dismiss it. Plaintiffs may seek to amend the complaint, and we cannot predict what claims plaintiffs might assert in such an amended complaint.

Silicon Image and certain of its officers have been named as defendants in consolidated securities class action litigation captioned “In re Silicon Image, Inc. Securities Litigation, No. C-03-5579 JW PVT”, commenced on December 11, 2003 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between April 15, 2002 and November 15, 2003. The lawsuit alleges that Silicon Image had materially overstated its licensing revenue, net income and financial results during this time period, and that Silicon Image was being forced to restate its financial results. Following the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the plaintiffs dismissed the lawsuit.

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

Item 2.  Changes in Securities and Use of Proceeds

In connection with our acquisition of Zillion Technologies, LLC, we are obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us.  The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement.  These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act.  On March 31, 2004, we issued 9,375 shares of our common stock to one of the Zillion founders pursuant to the exchange agreement.  The issuances of shares were made without general solicitation or advertising and were only made to one individual.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 10.35          Bonus Plan for Fiscal Year 2004

31.1                         Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2                         Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1                         Certification pursuant to 12 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1                         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On February 23, 2004, we furnished a current report on Form 8-K to furnish under Item 12 our press release and conference call transcript for the quarter and year ended December 31, 2003.

On March 3, 2004, we filed a current report on Form 8-K to report under Item 5, trading plans entered into by several officers and a member of the Board of Directors pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004	Silicon Image, Inc.

/s/ Robert G. Gargus
Robert G. Gargus
Vice President Finance and Administration and Chief
Financial Officer
(Principal Financial and Accounting Officer)