Form 10-Q
period 2004-06-30
SILICON IMAGE INC
filed 2004-08-09
CIK 1003214

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of July 30, 2004 was 75,238,552 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Six Months Ended
June 30, 2004

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Revenue:
Product	$36,826	$19,745	$68,876	$39,467
Development, licensing and royalties	6,535	4,587	10,343	9,541
Total revenue	43,361	24,332	79,219	49,008

Cost and operating expenses:
Cost of revenue (1)	17,695	10,729	32,210	21,784
Research and development (2)	16,245	11,209	33,043	20,172
Selling, general and administrative (3)	10,067	4,689	21,718	8,644
Amortization of intangible assets	357	373	713	373
Patent defense costs	98	583	263	1,796
Restructuring	—	—	—	986
In-process research and development	—	5,482	—	5,482
Total cost and operating expenses	44,462	33,065	87,947	59,237

Loss from operations	(1,101)	(8,733)	(8,728)	(10,229)
Gain on escrow settlement, net	—	—	—	4,618
Interest income and other, net	104	67	188	176
Gain on derivative investment security	990	—	990	—
Loss before provision for income taxes	(7)	(8,666)	(7,550)	(5,435)

Provision for income taxes	255	—	572	—
Net loss	$(262)	$(8,666)	$(8,122)	$(5,435)

Net loss per share:
Basic and diluted	$(0.00)	$(0.13)	$(0.11)	$(0.08)

Weighted average shares	73,352	69,012	72,934	68,085

(1)          Includes stock compensation expense (benefit) of $849,000 and $78,000 for the three months ended June 30, 2004 and 2003, respectively, and $2,000,000 and ($57,000) for the six months ended June 30, 2004 and 2003, respectively.

(2)          Includes stock compensation expense of $4,776,000 and $1,841,000 for the three months ended June 30, 2004 and 2003, respectively, and $10,989,000 and $1,967,000 for the six month periods ended June 30, 2004 and 2003, respectively.

(3)          Includes stock compensation expense (benefit) of $3,507,000 and $334,000 for the three months ended June 30, 2004 and 2003, respectively, and $8,211,000 and ($19,000) for the six months ended June 30, 2004 and 2003, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	June 30, 2004	Dec. 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$41,618	$24,059
Short-term investments	24,502	13,195
Accounts receivable, net of allowances for doubtful accounts of $722 at June 30 and $670 at December 31	20,183	12,754
Inventories	9,937	10,312
Prepaid expenses and other current assets	2,243	2,703
Total current assets	98,483	63,023
Property and equipment, net	8,057	7,411
Goodwill	13,021	13,021
Intangible assets, net	2,315	3,028
Other assets	1,070	1,259
Total assets	$122,946	$87,742

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,274	$6,442
Accrued liabilities	11,131	8,726
Deferred license revenue	2,065	1,175
Debt obligations	863	1,732
Deferred margin on sales to distributors	11,738	7,274
Total liabilities	35,071	25,349

Stockholders’ Equity:
Common stock, par value $0.001; shares authorized: 150,000,000 – June 30 and December 31; shares issued and outstanding: 74,676,542 – June 30 and 72,367,129 – December 31	75	72
Additional paid-in capital	272,688	243,171
Unearned stock compensation	(8,055)	(8,196)
Accumulated deficit	(180,776)	(172,654)
Accumulated other comprehensive income	3,943	—
Total stockholders’ equity	87,875	62,393
Total liabilities and stockholders’ equity	$122,946	$87,742

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30
	2004	2003

Cash flows from operating activities:
Net loss	$(8,122)	$(5,435)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,329	2,210
Amortization of intangible assets	713	373
Provision for doubtful accounts receivable	52	—
Stock compensation expense	21,200	1,891
Non-cash restructuring	—	646
In-process research and development expense	—	5,482
Non-cash gain on escrow settlement, before cash costs	—	(4,692)
Gain on derivative investment security	(990)	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(7,481)	(4,142)
Inventories	375	(90)
Prepaid expenses and other assets	649	1,259
Accounts payable	2,832	(632)
Accrued liabilities and deferred license revenue	3,265	(2,374)
Deferred margin on sales to distributors	4,464	(140)
Cash provided by (used in) operating activities	19,286	(5,644)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	13,281	7,295
Purchases of short-term investments	(19,625)	(3,559)
Acquisition costs, net of cash acquired	—	3
Net purchases of property and equipment	(2,975)	(2,560)
Cash provided by (used in) investing activities	(9,319)	1,179

Cash flows from financing activities:
Proceeds from issuances of common stock, net	8,461	4,658
Proceeds from repayment of stockholders’ notes receivable	—	109
Repayments of capital lease and debt obligations	(869)	(1,378)
Cash provided by financing activities	7,592	3,389

Net increase (decrease) in cash and cash equivalents	17,559	(1,076)
Cash and cash equivalents — beginning of period	24,059	26,263
Cash and cash equivalents — end of period	$41,618	$25,187

Supplemental cash flow information:
Cash payment for taxes	$262	$—
Supplemental non-cash investing and financing activities:
Financing of property and equipment	$—	$383
Stock and options issued in connection with the Transwarp acquisition	$—	$14,371
Unrealized gain on equity investment, net of tax	$3,943	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2004

1.               Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with our December 31, 2003 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and its subsidiaries (collectively, the “Company”) at June 30, 2004 and the consolidated results of the Company’s operations and cash flows for the three and six months ended June 30, 2004 and 2003.  All significant intercompany accounts and transactions have been eliminated.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2003.  Certain comparative amounts have been reclassified to conform with the current presentation. These reclassifications have no impact on the reported results of operations for any period presented. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of future operating results.

2.               Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard had no impact on our consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for our third quarter of fiscal 2004 and will be applied prospectively to all current and future investments. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations or financial condition.

Stock-Based Compensation

Excluding certain re-pricings, we account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had we recorded compensation expense for our stock options based on the grant-date fair value as prescribed by SFAS No. 123 and SFAS No. 148, our net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss — as reported	$(262)	$(8,666)	$(8,122)	$(5,435)
Stock-based employee compensation expense included in the determination of net loss as reported	6,893	1,360	16,179	949
Stock-based employee compensation expense determined using fair value method	(5,233)	(5,586)	(10,370)	(11,606)

Pro forma net income (loss)	$1,398	$(12,892)	$(2,313)	$(16,092)

Basic and diluted net income (loss) per share — pro forma	$0.02	$(0.19)	$(0.03)	$(0.24)
Basic and diluted net loss per share — as reported	$(0.00)	$(0.13)	$(0.11)	$(0.08)

The weighted average grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Expected life (years)	5	5	5	5
Interest rate	3.0%	3.0%	3.0%	3.0%
Volatility	90%	90%	90%	90%
Dividend yield	—	—	—	—
Weighted average fair value	$8.37	$3.69	$7.39	$4.15

The weighted average, grant-date fair value of stock purchase rights granted under our Employee Stock Purchase Plan and the assumptions used are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Expected life (years)	1.5	1.5	1.5	1.5
Interest rate	1.2%	1.3%	1.2%	1.3%
Dividend yield	—	—	—	—
Volatility	73%	90%	73%	90%
Weighted average grant date fair value	$2.88	$2.93	$2.69	$2.76

Comprehensive income (loss)

The components of comprehensive income (loss), net of related taxes, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss	$(262)	$(8,666)	$(8,122)	$(5,435)
Change in unrealized value on investments, net	3,943	—	3,943	—
	$3,681	$(8,666)	$(4,179)	$(5,435)

The only component of accumulated other comprehensive income is the change in the unrealized value of investments, net of tax (see Note 15).

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net loss	$(262)	$(8,666)	$(8,122)	$(5,435)

Weighted average shares	74,101	69,491	73,683	68,380

Less: unvested common shares subject to repurchase	(749)	(479)	(749)	(295)
Weighted average common shares outstanding	73,352	69,012	72,934	68,085
Basic and diluted net loss per share	$(0.00)	$(0.13)	$(0.11)	$(0.08)

Had we generated net income for the three and six month periods ended June 30, 2004 and 2003, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been  (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Unvested common stock subject to repurchase	749	468	749	281
Stock options	10,773	6,612	10,284	6,915
Total	11,522	7,080	11,033	7,196

As a result of our losses for the three and six month periods ended June 30, 2004 and 2003, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The weighted average securities that were anti-dilutive and excluded from our calculation of diluted net loss per share were approximately 20,413,000 and 21,843,000 for the three month periods ended June 30, 2004 and 2003, respectively and approximately 20,412,000 and 22,002,000 for the six month periods ended June 30, 2004 and 2003, respectively.

4.                   Balance Sheet Components

	June 30, 2004	Dec. 31, 2003
	(in thousands)

Inventories:
Raw materials	$2,167	$3,128
Work in process	3,229	2,532
Finished goods	4,541	4,652
	$9,937	$10,312
Accrued liabilities:
Accrued payroll and related expenses	$5,206	$2,533
Restructuring accrual	1,417	1,875
Accrued legal fees	978	1,137
Warranty accrual	351	271
Other accrued liabilities	3,179	2,910
	$11,131	$8,726

Warranty Accrual

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience.  Warranty accrual activity for the six months ended June 30, 2004 and 2003 was as follows (in thousands):

	2004	2003
Balance at January 1	$271	$223
Provision for warranties issued during the period	200	50
Cash and other settlements made during the period	(120)	(50)
Balance at June 30	$351	$223

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

The following table summarizes the components of our stock compensation expense for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Options granted to employees	$20	$58	$51	$280
Options granted to non-employees	1,263	425	2,766	784
Option repricings	7,535	527	17,656	(831)
Options assumed in connection with acquisitions	314	1,243	727	1,658
Stock compensation expense	$9,132	$2,253	$21,200	$1,891

The repricing expense for the three and six month periods ended June 30, 2004 was higher relative to the three and six month periods ended June 30, 2003, as our average stock price during the three and six month periods ended June 30, 2004 was higher (the average stock price for the three and six months ended June 30, 2004 was $11.49 and $10.80, respectively compared to $5.48 and $5.49 for the three and six months ended June 30, 2003). During the three months ended March 31, 2003, we modified options for employees involuntarily terminated in connection with our restructuring program. A charge of $646,000 for these modifications is included in restructuring expense for the period ended June 30, 2003.

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

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for 2001 through June 30, 2004 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(441)	(760)	—	(1,201)
Non-cash activity	(646)	—	—	(646)
Balance as of December 31, 2003	$37	$1,838	$—	$1,875
Cash payments	(5)	(453)	—	(458)
Balance as of June 30, 2004	$32	$1,385	$—	$1,417

7.                                       Debt Facility

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.0% at June 30, 2004) plus 0.25% and requires monthly payments through its maturity of October 1, 2004. During the six months ended June 30, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 4.75% and requires monthly payments through its maturity in February 2005. As of June 30, 2004, $863,000 was outstanding under all our debt arrangements. Our debt facilities contain certain quarterly and annual financial covenants with which we must comply. In the fourth fiscal quarter of 2003, we fell out of compliance with the lending institution’s quarterly covenants regarding providing periodic financial statements. We were granted a waiver from the lending institution and were not in default of the loan agreement. Due to the nature of the underlying covenants, we have classified all amounts outstanding as current liabilities as of June 30, 2004. During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in March 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. Equipment advances pursuant to the equipment line of credit are available to us through August 2004 and will be repayable in twenty four equal monthly installments commencing September 1, 2004 bearing interest at either prime or LIBOR plus 2.5%, at our option. Quarterly and annual financial covenants are contained within this revised agreement. No amounts have been drawn down against this line of credit as at June 30, 2004. As of June 30, 2004, we were in compliance with all covenants.

8.                                       Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. In January, the parties presented different interpretations of the MOU to the Court. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. The Court has not ruled on pending motions regarding the disposition of the money held by the Court. On January 16, 2004, Genesis filed a notice of appeal. To date, we have not received any cash payments nor have we recognized any revenue associated with this litigation. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Management intends to prosecute our position vigorously until this matter is resolved. Through June 30, 2004, we have spent approximately $10.7 million on this matter and expect to continue to incur legal costs through at least the fourth quarter of 2004 that could be significant.

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

Certain officers and directors of Silicon Image were named as defendants in consolidated shareholder derivative litigation, captioned “In re Silicon Image, Inc. Derivative Litigation, No. 1:03CV010302”, commenced on December 4, 2003 and pending in the Superior Court of California, County of Santa Clara. The plaintiffs purported to sue the individual defendants on behalf of Silicon Image. The lawsuit alleged that as a result of the recently completed examination conducted by the Audit Committee of Silicon Image’s Board of Directors, Silicon Image would be required to restate its financial results for 2002 and 2003. On June 22, 2004, the plaintiffs dismissed the lawsuit.

Silicon Image and certain of its officers were named as defendants in consolidated securities class action litigation captioned “In re Silicon Image, Inc. Securities Litigation, No. C-03-5579 JW PVT”, commenced on December 11, 2003 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between April 15, 2002 and November 15, 2003. The lawsuit alleged that Silicon Image had materially overstated its licensing revenue, net income and financial results during this time period, and that Silicon Image was being forced to restate its financial results. Following the announcement by the Audit Committee of Silicon Image’s Board of Directors that it had completed its examination and that it had concluded that no changes to Silicon Image’s previously announced financial results were required, the plaintiffs dismissed the lawsuit.

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

9.                                       Customer and Geographic Information

Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Taiwan	$13,518	$8,622	$22,975	$18,437
Japan	7,832	3,029	15,372	5,623
United States	11,730	6,567	21,299	13,341
Hong Kong	1,291	1,459	2,780	2,978
Korea	1,843	1,004	3,573	2,125
Other	7,147	3,651	13,220	6,504
	$43,361	$24,332	$79,219	$49,008

Revenue by product line was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

PC	$10,407	$7,136	$20,074	$15,929
Consumer Electronics	15,947	5,255	27,314	8,505
Storage products	10,472	7,354	21,488	15,033
Development, licensing and royalties	6,535	4,587	10,343	9,541
	$43,361	$24,332	$79,219	$49,008

Revenue by product line, including development, licensing and royalties, was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

PC	$10,480	$8,689	$20,160	$17,632
Consumer Electronics	21,272	7,209	33,554	11,508
Storage products	11,609	8,434	25,505	19,868
	$43,361	$24,332	$79,219	$49,008

For each period presented, substantially all long-lived assets were located within the United States.

For the three months ended June 30, 2004, three customers each generated 12.1%, 11.3% and 10.5% of our revenue. For the six months ended June 30, 2004, two customers generated 12.9% and 11.8% of our revenue, and three customers each represented 9.0%, 8.6% and 8.4% of gross accounts receivable.

For the three months ended June 30, 2003, two customers each generated 15.0% and 12.0% of our revenue. For the six months ended June 30, 2003, two customers each generated 13.7% and 11.0% of our revenue and, as of June 30, 2003, four customers each represented 12.8%, 9.9%, 8.4% and 8.2% of gross accounts receivable.

10.                                 Guarantees

Certain of our licensing agreements indemnify our customers for any expenses or liabilities resulting from claimed infringements of patent, trademark or copyright by third parties related to the intellectual property content of our products. Certain of these indemnification provisions are perpetual from execution of the agreement and in some instances, the maximum amount of potential future indemnification is not limited. To date, we have not paid any such claims or been required to defend any lawsuits with respect to any claim. However, there can be no assurance that such claims will not be filed in the future.

11.           Intangible Assets, net

Components of intangible assets are as follows (in thousands):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets subject to amortization :
Acquired technology	$1,780	$(618)	$1,162	$1,780	$(375)	$1,405
Non-compete agreement	1,849	(778)	1,071	1,849	(472)	1,377
Assembled workforce	502	(420)	82	502	(256)	246
	$4,131	$(1,816)	$2,315	$4,131	$(1,103)	$3,028

Intangible assets not subject to amortization:
Goodwill	$13,021	$—	$13,021	$13,021	$—	$13,021

Estimated future amortization expense for our intangible assets is as follows for fiscal years ending December 31 (in thousands):

2004	632
2005	1,097
2006	508
2007	78
$2,315

The amortization expense for the three month periods ended June 30, 2004 and 2003 was $357,000 and $373,000, respectively and for the six month periods ended June 30, 2004 and 2003 was $713,000 and $373,000, respectively.

12.           Income taxes

Provision for Income Taxes.   For the three and six month periods ended June 30, 2004, we recorded a provision for income taxes of $255,000 and $572,000, respectively. These amounts include approximately $45,000 and $262,000 relating to withholding taxes payable in connection with our licensing contracts, and a provision of $210,000 and $310,000 relating to taxes in foreign jurisdictions where we have recently commenced operations and estimated provision for U.S. alternative minimum taxes for the fiscal year ending December 31, 2004. At June 30, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $72.8 million and such loss carryforwards, which will expire in various years through 2023, will be available to offset our future taxable income. We continue to maintain a full valuation allowance for all deferred tax assets given uncertainty as to realization.

13.                                 Escrow Settlement

On August 7, 2002, we filed a demand for arbitration with the American Arbitration Association, file #74 Y 117 01399 02 GAP, against the principal shareholders of CMD Technology (“CMD”) relating to shares held in escrow in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the Silicon Image common stock issued to the principal shareholders of CMD was held in two separate escrow pools as collateral for the indemnification obligations of these shareholders. We previously made indemnification claims against these escrow pools for the release of escrow shares with a value of approximately $5.4 million, which claims were contested by the principal shareholders of CMD. On February 28, 2003, we and the principal shareholders of CMD entered into a settlement agreement and mutual release, pursuant to which our indemnification claims were resolved. As a result of the settlement, we received 949,780 of the escrowed shares, valued at approximately $4.7 million, and recorded a net non-operating gain of $4.6 million in the first half of 2003.

14.           Acquisition of Transwarp Networks, Inc

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

The total purchase price was approximately $14.5 million, consisting of the issuance of approximately 2.5 million shares of Silicon Image common stock, valued at $11.4 million, 0.8 million shares of Silicon Image common stock that may be issued upon exercise of options, valued at $3.0 million, and transaction costs of $0.1 million. The purchase price was allocated as follows (in thousands):

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

Based on our annual impairment test performed for 2003, we concluded that there was no impairment in fiscal 2003. However, there can be no assurance that we will not incur charges for impairment in the future. An impairment test was not performed in the three and six months ended June 30, 2004, as no event has occurred that would provide an indication of impairment.

15.                                   Unrealized gain on equity investments

In October 2000, as consideration for the transfer of certain non-marketable technology, we received from Leadis’ Technology Inc. (“Leadis”), a development stage privately controlled enterprise, 300,000 shares of preferred stock and a derivative warrant to purchase 75,000 shares of the Company’s common stock. These shares were valued at zero due to the early stage of Leadis’s development, lack of available financial information and other uncertainties as to the realization of this investment. During the quarter ended June 30, 2004, Leadis completed an initial public offering of its stock. In connection with the initial public offering the preferred stock was converted into common stock on a 1:1 basis. In connection with the initial public offering, we are subject to a lock-up agreement whereby we are restricted from selling the stock and the common stock underlying the warrant for a period of six months (for the duration of the lock-up period we are also restricted from engaging in hedging or other transactions which would result in or lead to the sale or disposition of the shares underlying the derivative warrant). The value of the common stock was determined to be $4.0 million as of June 30, 2004, based on Leadis’s closing market price at that date.This amount is classified within short-term investments and the amount of the related unrealized gain, net of taxes, in the amount of $3,943,000, is included in accumulated other comprehensive income. For future periods, any changes to the value of the stock will be reflected through our accumulated other comprehensive income (loss).

The derivative warrant was valued using the Black-Scholes model, and the value as of June 30, 2004 was determined to be $990,000. This amount is included in our consolidated statement of operations for the quarter ended June 30, 2004. For future periods, until the derivative warrant is exercised, any changes to the value of this instrument will be adjusted through our statement of operations. Upon exercising the warrant into common stock, and until the shares are sold, any changes to the value of the stock would be reflected through accumulated other comprehensive income (loss).

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

Silicon Image is a leader in the global PC/display arena with its innovative PanelLink® digital interconnect technology, which enables an all-digital connection between PC host systems and digital displays such as LCD monitors, plasma displays and projectors. PanelLink technology is the basis for the DVI industry standard the company pioneered and remains the most popular DVI implementation with more than 45 million units shipped to date.

In 2000, in order to decrease our absolute dependence on the PC business, we embarked upon a plan to diversify into the CE and storage markets. Products sold into the PC market have been declining as a percentage of our total revenues and generated 24.0% and 25.3% of our revenue in the first three and six months of 2004, respectively and 29.3% and 32.5% of our revenues in the first three and six months of 2003, respectively (if we include licensing revenues, these percentages would be 24.2% and 25.4% for the first three and six months of 2004, respectively and 35.7% and 36.0% for the first three and six months 2003, respectively).

Leveraging our core technology and standards-setting expertise, Silicon Image is a leading force in advancing the adoption of HDMI, the new digital interface standard for the consumer electronics market. Introduced by founders Hitachi, Matsushita (Panasonic), Philips, Silicon Image, Sony, Thomson and Toshiba, HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically simplifies cabling. Silicon Image’s HDMI technology is marketed under the PanelLink Cinema™ brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by certain Hollywood studios as the technology of choice for the secure distribution of premium content over certain digital connections. The PanelLink Cinema chips are the first HDMI-compliant silicon in the market and are featured in many leading consumer electronics products that are now available in the market.

Products sold into the CE market have been increasing as a percentage of our total revenues and generated 36.8% and 34.5% of our total revenues in the three and six months ended June 30, 2004, respectively, compared to 21.6% and 17.4% of our total revenues for the three and six months ended June 30, 2003, respectively, (if we include licensing revenues, these numbers would be 49.1% and 42.4% for the three and six months ended June 30, 2004, respectively, and 29.6% and 23.5% for the three and six months ended June 30, 2003, respectively). Our CE products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs and DVD players. Demand for these products will be driven primarily by the adoption rate of new technologies, such as HDMI and High-Bandwidth Digital Content Protection (“HDCP”).

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

Products sold into the storage market, as a percentage of our total revenues, generated 24.2% and 27.1% of our revenue for the three and six months ended June 30, 2004, respectively, and 30.2% and 30.7% for the three and six months ended June 30, 2003, respectively (if we include licensing revenues, these numbers were 26.8% and 32.2% for the three and six months ended June 30, 2004, respectively and 34.7% and 40.5% for the three and six months ended June 30, 2003, respectively). Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, and the extent to which SATA and fibre channel functionality are integrated into chip sets and controllers offered by other companies, which would make our discrete devices unnecessary. We expect our storage revenues (including licensing) to decline from the second quarter by $1.5 to $2.0 million in the third quarter of 2004.

License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery. A number of our license agreements require customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables and either payment has been received or is expected within approximately 90 days of acceptance. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available and rely upon estimates in lieu of actual royalty reports when we have a sufficient history base of receiving royalties from a specific customer to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. To date, such “true-up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty payments are received. Development revenue is recognized when project milestones have been completed and acknowledged by the other party to the development agreement and collection is reasonably assured. In certain instances, we recognize development revenue using the lesser of non-refundable cash received or the results of using a proportional performance measure.

Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of our licenses include a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development, licensing and royalties accounted for 15.1% and 13.1% of our revenues for the three and six months ended June 30, 2004, respectively, and 18.9% and 19.5% for the three and six months ended June 30, 2003, respectively, and represented 25.5% and 22.0% of our total gross margin for the three and six months ended June 30, 2004, respectively, and 33.7% and 35.0% for the three and six months ended June 30, 2003, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgments.

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

In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in all but one quarterly period since our inception and, as of June 30, 2004, we had an accumulated deficit of $180.8 million.

Outlook

We expect 2004 revenue to increase from the level achieved in 2003, and believe our revenue in the third quarter of 2004 will grow 5-10% sequentially from the second quarter of 2004.

We believe our expected revenue growth during 2004 will be driven by several factors. First, DVI adoption rates are expected to increase as demand for notebook computers, motherboards, and graphics cards containing our products increase during the year. Second, in the CE market we have seen a number of design wins begin to ramp as they go into production and we continue to be successful in winning important design wins scheduled for production in 2005. As the CE industry continues to transition to an all-digital solution, we expect the marketplace for our products to grow significantly. Third, Serial ATA adoption rates are expected to increase. Lastly, we expect our licensing market to continue to be attractive and as our licensing base grows, we also expect to see an increase in royalty revenues. Licensing revenues have fluctuated significantly from period to period and may continue to do so in the future; because of their high margin content they can have a disproportionate impact on gross margins and profitability.

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

We expect third quarter 2004 overall gross margins, as a percent of revenues, to be relatively unchanged compared to the second quarter of 2004. Although, we expect licensing revenues to decline to $5.0 million during the third quarter of 2004, compared to $6.5 million during the second quarter of 2004, we expect our gross margin percentage to remain flat for the remainder of the calendar year. Overall gross margin rates are expected to increase in 2004 from 2003 levels as a result of higher licensing and royalty revenue, for which there is no associated cost of sales, manufacturing cost reductions on certain of our higher volume products, higher unit volume and shifts in product mix whereby higher margin CE products will grow faster than our PC or storage product lines that have lower gross margins. We expect that these positive effects will be offset by declining average selling prices (“ASPs”), and higher manufacturing overhead spending to support increased production levels for products in all three of our markets.

Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense in the third quarter of 2004 to increase approximately 9 - 13%, or approximately $1.0 - $1.5 million, from the second quarter of 2004. R&D expense will be incurred for enhancements to existing products and for further new product development in all three product lines.

Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our SG&A expense during the third quarter of 2004 to remain flat relative to the second quarter of 2004. We cannot predict the R&D or SG&A expenses including the non-cash charges for stock compensation expense, which will fluctuate with changes in our stock price and volatility.

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

Commitments, Contingencies and Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 49% and 45.6% of our revenue for the three and six months ended June 30, 2004, respectively, and 45% and 42.5% of our revenue for the three and six months ended June 30, 2003, respectively.  Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. For the three and six months ended June 30, 2004, 39.5% and 41.5%, respectively, of our revenue was generated through distributors, compared to 39.5% and 37.6%, respectively, for the comparable period of 2003. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenues, we would expect a decrease in the percentage of our total revenues generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 68% and 69% of our revenue in the three and six months ended June 30, 2004, and 68% for the each of the three and six month periods ended June 30, 2003. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of the warrant at June 30, 2004 was $3.7 million.

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

License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until cash is received if collection is not reasonably assured at the time of delivery. A number of our license agreements require customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables and either payment has been received or is expected within approximately 90 days of acceptance. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available, and rely upon estimates in lieu of actual royalty reports when we have a sufficient history base of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. To date, such “true-up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty payments are received. Development revenue is recognized when project milestones have been completed and acknowledged by the other party to the development agreement, and collection is reasonably assured. In certain instances, we recognize development revenue using the lesser of non-refundable cash received or the results of using a proportional performance measure. Our license revenue recognition depends upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments, and if our judgment is in error it could lead to inaccurate reporting of our revenues and income.

Allowance for Doubtful Accounts Receivable

We review collect-ability of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have not been material. At June 30, 2004, we had $20.2 million of gross accounts receivable and an allowance for doubtful accounts of $722,000. While we endeavor to accurately estimate the allowance, we may record unanticipated write-offs in the future.

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

Goodwill

We adopted the Statement of Financial Accounting Standard No.142 (SFAS 142), “Goodwill and Other Intangible Assets” on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Based on our annual impairment test performed for 2003, we concluded that there was no impairment of goodwill in fiscal 2003. However, there can be no assurance that we will not incur charges for impairment of goodwill in the future, which could adversely affect our earnings. The Company reviews impairment once a year usually at the end of the fiscal year and no events have occurred that would indicate an impairment has occurred.

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

Certain of our licensing agreements indemnify our customers for expenses or liabilities resulting from claimed infringements of patent, trademark or copyright by third parties related to intellectual property content of our products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances; the maximum amount of potential future indemnification is not limited. To date, we have not paid any such claims or been required to defend any lawsuits with respect to a claim.

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

Results of Operations for the Three and Six Months Ended June 30, 2004 Compared to Results of Operations for the Three and Six Months Ended June 30, 2003

REVENUE

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Change		2004	2003	Change

Personal Computers	$10,407	$7,136	45.8%		$20,074	$15,929	26.0%
Consumer Electronics	15,947	5,255	203.5%		27,314	8,505	221.2%
Storage Products	10,472	7,354	42.4%		21,488	15,033	42.9%
Product revenue	36,826	19,745	86.5%		68,876	39,467	74.5%
Percentage of total revenue	84.9%	81.1%	3.8	pts	86.9%	80.5%	6.4	pts
Development, licensing and royalties	6,535	4,587	42.5%		10,343	9,541	8.4%
Percentage of total revenue	15.1%	18.9%	(3.8	)pts	13.1%	19.5%	(6.4	)pts
Total Revenue	$43,361	$24,332	78.2%		$79,219	$49,008	61.6%

REVENUE (with development, licensing and royalty revenues, collectively licensing revenues, by product line)

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Change	2004	2003	Change

Personal Computers	$10,480	$8,689	20.6%	$20,160	$17,632	14.3%
Consumer Electronics	21,272	7,209	195.1%	33,554	11,508	191.6%
Storage Products	11,609	8,434	37.6%	25,505	19,868	28.4%
Total Revenue	$43,361	$24,332	78.2%	$79,219	$49,008	61.6%

Revenues were $43.4 million and $79.2 million for the three and six month periods ended June 30, 2004, respectively, and this represented an increase of 78.2% and 61.6%, relative to comparable periods of 2003. All elements of revenue grew for both the three and six month periods ended June 30, 2004, compared to similar periods in 2003. The increases in the CE and storage products are primarily attributable to our new product offerings, as well as the overall growth in these markets, resulting in increased volumes. The relatively lower level of increase in demand for our PC products, is attributable to loss of market share due primarily to integration and an overall lower growth rate in the PC market in general. We license our technology in each of our areas of business, but usually limit the scope of the license to market areas that are complementary to our products sales and that do not directly compete with our direct product offerings. The decrease in development, licensing and royalty revenues as a component of total revenues was primarily due to the inherently uneven nature of our licensing revenues and increases in revenue of our product offerings as a percentage of our total revenue. We expect overall revenues (including licensing) to increase by approximately 5-10% from second quarter levels, and included within this, storage revenues (including licensing) are expected to decrease by approximately 13-17%, during the third quarter of 2004, relative to the second quarter.

COST OF REVENUE AND GROSS MARGIN

	Three months ended June 30,				Six months ended June 30,
	2004	2003	Change		2004	2003	Change

Product gross margin (excluding licensing revenue)	$19,131	$9,016			$36,666	$17,683
Percentage of product revenue	51.9%	45.7%	6.2	pts	53.2%	44.8%	8.4	pts
Gross margin	25,666	13,603			47,009	27,224
Percentage of total revenue	59.2%	55.9%	3.3	pts	59.3%	55.6%	3.7	pts
Stock compensation expense (benefit)	849	78			2,000	(57)
Product gross margin (excluding stock compensation expense (benefit) and licensing revenue)	19,980	9,094			38,666	17,626
Percentage of product revenue	54.3%	46.1%	8.2	pts	56.1%	44.7%	11.4	pts
Gross margin (excluding stock compensation expense (benefit))	$26,515	$13,681			$49,009	$27,167
Percentage of total revenue	61.1%	56.2%	4.9	pts	61.9%	55.4%	6.5	pts

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue), as a percentage of revenue, was 59.2%, and 59.3% for the three and six month periods ended June 30, 2004, respectively, and 55.9% and 55.6% for the three and six month periods ended June 30, 2003, respectively). Gross margin, excluding non-cash stock compensation expense (benefit), was 61.1% and 61.9% for the three and six month periods ended June 30, 2004, respectively, and 56.2% and 55.4% for the three and six month periods ended June 30, 2003, respectively. The increase in gross margin is attributable primarily to the effect of leverage on higher volume, lower manufacturing costs, and improved product mix. These were partially offset by the impact of a change in estimate for product margins related to inventory in the distributor channel during the first half of 2004, and lower product pricing. Non-cash stock compensation expense (benefit) associated with cost of revenue was $849,000 and $2.0 million for the three and six month periods ended June 30, 2004, respectively, and $78,000 and ($57,000) for the three and six month periods ended June 30, 2003, respectively.

OPERATING EXPENSES

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Change	2004	2003	Change

Research and development (1)	$11,469	$9,368	22.4%	$22,054	$18,205	21.1%
Percentage of total revenue	26.5%	38.5%		27.8%	37.1%
Selling, general and administrative (2)	6,560	4,355	50.6%	13,507	8,663	55.9%
Percentage of total revenue	15.1%	17.9%		17.1%	17.7%
Stock compensation expense	9,132	2,253	305.3%	21,200	1,891	1021.1%
Percentage of total revenue	21.1%	9.3%		26.8%	3.9%
Amortization of intangible assets	357	373	(4.3)%	713	373	91.2%
Patent defense costs	98	583	(83.2)%	263	1,796	(85.4)%
Restructuring	—	—	N/M	—	986	(100.0)%
In-process research and development	—	5,482	(100.0)%	—	5,482	(100.0)%
Gain on escrow settlement, net	—	—	N/M	—	4,618	(100.0)%
Interest income and other, net	104	67	55.2%	188	176	6.8%
Gain on derivative investment security	$990	$—	100.0%	$990	$—	100.0%

(1)               Excludes non-cash stock compensation expense of $4.8 million and $1.8 million for the three months ended June 30, 2004 and 2003, respectively and $10.9 million and $2.0 million for the six month periods ended June 30, 2004 and 2003, respectively.

(2)               Excludes non-cash stock compensation expense (benefit) of $3.5 million and $334,000 for the three month periods ended June 30, 2004 and 2003, respectively and $8.2 million and ($19,000) for the six month periods ended June 30, 2004 and 2003, respectively.

Research and Development.  R&D expense consists primarily of compensation and related costs for employees, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense including stock compensation expense was 16.2 million or 37.5% of revenue and $33.0 million or 41.7% of revenue for the three and six month periods ended June 30, 2004, respectively, and $11.2 million or 46.1% of revenue and $20.2 million or 41.2% of revenue, for the three and six months ended June 30, 2003, respectively. R&D expense, excluding non-cash stock compensation expense, was $11.5 million, or 26.5% of revenue and $22.1 million or 27.8% of revenue for the three and six month periods ended June 30, 2004, respectively, and $9.4 million or 38.5% of revenue and $18.2 million or 37.1% of revenue for the three and six months ended June 30, 2003, respectively. The increase in 2004, without the effect of stock compensation expense, was primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate, as well as additional personnel, including personnel from TransWarp Networks, which we acquired during the second quarter of 2003. Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense in the third quarter of 2004 to increase approximately 9 - 13%, or approximately $1.0 - $1.5 million, from the second quarter of 2004.

Selling, General and Administrative.  SG&A expense consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Including non-cash stock compensation expense, SG&A expense was $10.1 million or 23.2% of revenue and $21.7 million or 27.4% of revenue for the three and six months ended June 30, 2004, respectively and $4.7 million or 19.3% of revenue and $8.6 million or 17.6% of revenue for the three and six months ended June 30, 2003, respectively. Excluding non-cash stock compensation expense, SG&A expense was $6.6 million or 15.1% of revenue and $13.5 million or 17.1% of revenue for the three and six months ended June 30, 2004, respectively, and $4.4 million or 17.9% of revenue and $8.7 million or 17.7 % of revenue for the three and six months ended June 30, 2003, respectively. The increase in spending for 2004, without the effect of stock compensation expense, can be attributed to the increased headcount to support the increased rate of growth of the Company, and approximately $1.0 million incurred during the first half of 2004 relating to the costs associated with the Audit Committee examination. Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our SG&A expense to remain relatively flat during the third quarter of 2004.

Stock Compensation.  Stock compensation expense was $9.1 million or 21.1% of revenue and $21.2 million or 26.8% of revenue for the three and six month periods ended June 30, 2004, respectively and $2.3 million or 9.3% of revenue and $1.9 million or 3.9% of revenue for the three and six months ended June 30, 2004, respectively. The increase in total stock compensation can be attributed primarily to the higher stock price during the first half of 2004 and the resultant impact on expense relating to our repriced options offset to some extent by a decrease in expense associated with the options granted in connection with acquisitions and a decline in the number of options subject to variable accounting, as certain older options expire.

We will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, (2) the stock option repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance. Since the expense associated with our stock option repricings and stock options issued to consultants is dependent on our stock price and volatility, stock compensation expense may fluctuate significantly from period to period. To date, we have recognized over $25.3 million of expense in connection with our stock option repricings, and this may continue to be a significant component of our stock compensation expense in future periods if our stock price significantly exceeds the average stock price for the period ended June 30, 2004. Due to its volatility, we cannot forecast our stock compensation expense for the third quarter of 2004.

Amortization of Intangible Assets.  For the three and six months period ended June 30, 2004, we recorded amortization of intangible assets amounting to $357,000 and $713,000, respectively, relating to intangible assets on our balance sheet, pursuant to our acquisition of Transwarp Netwoks, Inc. during the second quarter of 2003. We recorded $373,000 relating to amortization of intangible assets for each of the three and six-month periods ended June 30, 2003. We expect the amortization expense for the third quarter of 2004 to be approximately $357,000.

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

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for 2001 through June 30, 2004 (in thousands):

	Severance and Benefits	Leased Facilities	Fixed Assets	Total
2001 provision	$902	$500	$50	$1,452
Cash payments	(191)	—	—	(191)
Non-cash activity	(303)	(115)	—	(418)
Balance as of December 31, 2001	408	385	50	843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)
Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(441)	(760)	—	(1,201)
Non-cash activity	(646)	—	—	(646)
Balance as of December 31, 2003	$37	$1,838	$—	$1,875
Cash payments	(5)	(453)	—	(458)
Balance as of June 30, 2004	$32	$1,385	$—	$1,417

Patent defense costs.   Patent defense costs were $0.1 million and $0.3 million for the three and six months ended June 30, 2004, respectively, compared to $0.6 million and $1.8 million, respectively, for the comparable periods of 2003. Patent defense costs are related to the lawsuit we filed against Genesis in April 2001. The decrease in 2004 compared to 2003 is attributable to a lower level of activity during the first half of 2004. However, we expect to incur additional patent defense costs through at least the fourth quarter of 2004. The amount of legal fees incurred in 2004 will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur, but the amount could be significant.

Gain on escrow settlement, net.   During the six-month period ended June 30, 2003, we recognized a net gain of $4.6 million associated with the settlement of an escrow claim against the principal selling shareholders of CMD.

Interest Income and other, net.   This principally includes interest income and interest expense. The net amount was $104,000 and $188,000 for the three and six-month periods ended June 30, 2004, respectively, compared to $67,000 and $176,000 for the three and six month periods ended June 30, 2003, respectively. The increase is principally due to higher cash balances and lower debt balances offset by the lower interest rates during 2004.

Gain on derivative investment security. We recorded a gain of $990,000 for the three and six months ended June 30, 2004, relating to a derivative investment security.  This relates to common stock warrants acquired in connection with a transaction with Leadis Technology Inc. (as described in Note 15 to the unaudited condensed consolidated financial statements). In the future, we will continue to adjust any changes to the valuation of this instrument through our statement of operations (until the warrant is exercised and/or the restriction on the sale of the underlying shares is removed and such shares are sold).

Provision for Income Taxes.   For the three and six month periods ended June 30, 2004, we recorded provision of income taxes of $255,000 and $572,000, respectively. These amounts include approximately $45,000 and $262,000 relating to withholding taxes payable in connection with our licensing contracts, and a provision of $210,000 and $310,000 relating to taxes in foreign jurisdictions where we have recently commenced operations and estimated provision for U.S. alternative minimum taxes for the fiscal year ending December 31, 2004. At June 30, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $72.8 million that expires in various years through 2023. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize these tax benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	June 30, 2004	December 31, 2003	Change
	Dollars in thousands

Cash and cash equivalents	$41,618	$24,059	$17,559
Short term investments	24,502	13,195	11,307
Total cash, cash equivalents and short term investments	66,120	37,254	28,866

Percentage of total assets	53.8%	42.5%	11.3	pts

Total current assets	98,483	63,023	35,460
Total current liabilities	35,071	25,349	9,722
Working capital	$63,412	$37,674	$25,738

	Six months ended June 30,		Change
	2004	2003

Cash provided by (used in) operating activities	$19,286	$(5,644)	$24,930
Cash provided by (used in) investing activities	(9,319)	1,179	(10,498)
Cash provided by financing activities	7,592	3,389	4,203
Net increase (decrease) in cash and cash equivalents	$17,559	$(1,076)	$18,635

Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit, capital lease financing, proceeds from sale of stock under our stock plans and cash flows from operations. At June 30, 2004, we had $63.4 million of working capital, which included $66.1 million of cash, cash equivalents and short-term investments. If we are not able to generate cash from operating activities, stock option exercises, and proceeds from sales of shares under our employee stock purchase plan, we will liquidate short-term investments or, to the extent available, utilize credit arrangements to meet our cash needs.

Working capital

The principal components of the current assets and liabilities and an analysis of the same is given below:

Net accounts receivable increased to $20.2 million at June 30, 2004 from $12.8 million at December 31, 2003. The increase is primarily due to increased sales volume and in particular a $3 million increase in distributor shipments during June 2004 versus our ending balance at December 2003. The days sales outstanding (“DSO”) was 42 days at June 30, 2004, compared to 38 days at December 31, 2003. The increase in the DSO days is primarily as a result of the increase in the June 2004 versus December 2003 distributor shipments. We expect the DSO days to be in the 42-46 days range during the third quarter of 2004.

Inventories decreased to $9.9 million at June 30, 2004 from $10.3 million at December 31, 2003. The decrease is attributable to increased business volume and a general tightening of available foundry capacities. Our inventory turn rate increased to 7.1 as at June 30, 2004 from 5.1 as at December 31, 2003. Inventory turns are computed on an annualized basis, and are a measure of the number of times inventory is replenished during the year. Our inventory turns increased primarily due to higher business volume during the second quarter of 2004 and lower inventory balances as of June 30, 2004. We expect this measure to be around the 6.0 level during the third quarter of 2004.

Accounts payable and accrued liabilities increased to $9.3 million and $11.1 million, respectively, at June 30, 2004 from $6.4 million and $8.7 million, respectively, at December 31, 2003. The increase in accounts payable was due to the timing of when payables became due and were processed, and the increase in accrued liabilities is consistent with the increased scale of operations and consequently increased expenditure levels.

Deferred margin on sales to distributors increased to $11.7 million at June 30, 2004 from $7.3 million at December 31, 2003. The increase is principally due to the effect of increased distributor related shipments at June 30, 2004 compared to December 31, 2003.

Operating activities

Operating activities generated $19.3 million of cash during the first half of 2004. For the first half of 2004, our net income excluding depreciation, stock compensation expense, amortization of intangible assets, offset by our gain on derivative investment security was $15.2 million. Increases in accounts payable, accrued liabilities and deferred license revenue, deferred margin on sales to distributors and decreases in inventories, prepaid expenses and other assets offset by an increase in accounts receivable contributed $4.1 million. Operating activities used $5.7 million of cash during the first half of 2003.  During the first half of 2003, our net loss excluding depreciation, stock compensation expense, non-cash gain on escrow settlement, in-process research and development expense and the non-cash portion of our restructuring charges was $475,000, which accounts for some of the cash provided by operating activities.  The decreases in accounts payable, accrued liabilities and deferred license revenue and deferred margin on sales to distributors of $3.1 million, and an increase in accounts receivable and inventory of $4.2 million were the primary uses of cash.  These uses of cash were offset by a $1.3 million decrease in prepaid expenses and other assets.

Investing and financing activities

Investing activities used $9.3 million for the six months ended June 30, 2004 and provided $1.2 million for the six months ended June 30, 2003. The source of cash for both periods were net proceeds from sales of short-term investments, offset by capital expenditures and purchases of short-term investments.

We generated $7.6 million and $3.4 million from financing activities during the six months ended June 30, 2004 and 2003. Cash provided by financing activities in both periods was primarily from stock option exercises and proceeds from sales of shares under our employee stock purchase plan, partially offset by repayments of our capital leases and other obligations.

Debt and Lease Obligations

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.0% at June 30, 2004) plus 0.25% and requires monthly payments through its maturity of October 1, 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 4.75% and requires monthly payments through its maturity in February 2005. As of June 30, 2004, $863,000 was outstanding under all our debt arrangements. Our debt facilities contain certain quarterly and annual financial covenants with which we must comply. In the fourth fiscal quarter of 2003, we fell out of compliance with the lending institution’s quarterly covenants regarding providing periodic financial statements. We were granted a waiver from the lending institution and were not in default of the loan agreement. Due to the nature of the underlying covenants, we have classified all amounts outstanding as current liabilities as of June 30, 2004. During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in March 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. Equipment advances pursuant to the equipment line of credit are available to us through August 2004 and will be repayable in twenty four equal monthly installments commencing September 1, 2004 bearing interest at either prime or LIBOR plus 2.5%, at our option. Quarterly and annual financial covenants are contained within this revised agreement. No amounts have been drawn down against this line of credit as at June 30, 2004. As of June 30, 2004, we were in compliance with all covenants.

Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at June 30, 2004 are as follows (in thousands):

		Payments due in
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$863	$863	$—	$—	$—
Operating lease obligations	8,498	2, 515	2,727	2,079	1,177
Inventory purchase obligations	11,418	11,418	—	—	—
Total	$20,779	$14,796	$2,727	$2,079	$1,177

Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.

We plan to spend approximately $3-4 million during the remainder of the 2004 fiscal year for equipment, furniture and software.

As a result of a delayed filing of our third quarter 2003 Form 10-Q, for the quarter ended September 30, 2003, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. We may use the Form S-1 to raise capital or complete acquisitions, which could increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period

Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenues, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent defense costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

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

The revenue and income potential of our business and the markets we serve are early in their lifecycle and is difficult to predict. The Digital Visual Interface (“DVI”) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of consumer electronics and storage IC products in mid-to-late 2001. In addition, the preliminary serial ATA specification was first published in August 2001 and the High Definition Multimedia Interface (“HDMI”) specification was first released in December 2002. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We have a history of losses and may not become profitable.

We have incurred net losses in each fiscal year since our inception, including net losses of $8.1 million for the six months ended June 30, 2004, and $12.8 million and $40.1 million for the years ended December 31, 2003 and 2002, respectively. We expect to continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

•                  the fact that our licensing revenue is heavily dependent on a few key licensing transactions being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected, and our concentrated dependence on a few licensees in any period for substantial portions of our expected licensing revenue;

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

•                  the nature and extent of litigation activities, particularly our patent infringement suit against Genesis, and any subsequent legal proceedings related to the matters raised in that suit; and

•                  any legal matters resulting from the recent audit committee examination.

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

As a result of the delayed filing of our Form 10-Q for the quarter ended September 30, 2003, and the Audit Committee’s examination, we have experienced additional risks and costs. The Audit Committee’s examination has been time-consuming, required us to incur additional expenses and has affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented have and may require greater management time and company resources to implement and monitor. We incurred approximately $1.1 million of costs associated with the Audit Committee examination in the fourth quarter of 2003 and an additional $1.0 million in the first half of 2004. These costs include payments made by us pursuant to indemnity agreements between us and certain individuals. Measures being implemented as a result of this examination, previously described in our 2003 Form 10-K, may adversely affect our operations.

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

Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which manufacturers of computers and digital displays will adopt the DVI specification. To date, relatively few systems implementing all of the electrical and mechanical aspects of the DVI specification have been shipped. The DVI adoption rate in the PC market was reported to be approximately 12%, and, 7% in 2002 and 2001, respectively. Reportedly the 2003 DVI adoption rate is estimated to be in the range of 15-20% and the Q1 2004 adoption rate is approximately 37%. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Further delays in the widespread adoption of the DVI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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

A large portion of our revenue is directly or indirectly related to the PC industry and the adoption of new or emerging technologies within the PC industry. Accordingly, we are highly dependent on the adoption of new or emerging technologies within the PC industry, which experienced a slowdown in growth during the second half of 2000 that has continued through 2004. We cannot predict the duration or severity of the downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results, including the adoption of these new or emerging technologies. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

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

•                  whether and to the degree Intel or other motherboard manufacturers integrate the functionality of our products, such as serial ATA, into their chips and chip sets; and

•                  improvement to existing storage interface technologies such as parallel ATA and SCSI, or the introduction of other new storage interface technologies, either of which may decrease consumer demand for our storage products.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three and six months ended June 30, 2004, shipments to World Peace International, an Asian distributor, generated 11.3% and 12.9% of our revenue, respectively and shipments to Microtek, a distributor, generated 12.1% and 11.8% of our revenue, respectively. For the year ended December 31, 2003, shipments to World Peace International, generated 15% of our revenue, and shipments to Weikeng, a distributor, generated 8% of our revenue. For the year ended December 31, 2002, shipments to World Peace International generated 15% of our revenue, and shipments to Weikeng generated 11% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and / or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 39% and 41% of our revenue for the three and six months ended June 30, 2004, respectively, 42% of our revenue for the year ended December 31, 2003, and 42% of our revenue for the year ended December 31, 2002. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for each of the three and six months ended June 30, 2004, 73% of our revenue, and for the years ended December 31, 2003, 2002, and 2001 74%, 72%, and 79% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

We rely on a combination of patent, copyright, trademark, mask work and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patents will be issued as a result of any applications or, if issued, that any claims allowed will protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. It is possible that existing or future patents may be challenged, invalidated or circumvented and effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, and the outcome often is not predictable. As a result, despite our efforts and expenses, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business. In addition, practicality also limits our assertion of intellectual property rights. Patent litigation is expensive and its results are often unpredictable. Assertion of intellectual property rights often results in counterclaims for perceived violations of the defendant’s intellectual property rights and/or antitrust claims. Certain parties after receipt of an assertion of infringement will cut off all commercial relationships with the party making the assertion, thus making assertions against suppliers, customers, and key business partners risky. If we forgo making such claims, we may run the risk of creating legal and equitable defenses for an infringer.

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

Certain of our officers and directors were named as defendants in consolidated shareholder derivative litigation. The lawsuit alleged that as a result of the examination conducted by our Audit Committee, we would have been required to restate our financial results for 2002 and 2003. The lawsuit further alleges that such a restatement would be due to breaches by the individual defendants of their fiduciary duties to us, that certain of the individual defendants are liable to us for insider trading under California law, and that the individual defendants are liable to us for mismanagement, abuse of control, and waste. We and certain of our officers were also named as defendants in consolidated securities class action litigation. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased our stock between April 15, 2002 and November 15, 2003. The lawsuit alleges that we had materially overstated our licensing revenue, net income and financial results during this time period, and that were being forced to restate our financial results. With the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, both the securities class action litigation and the shareholder derivative litigation have been dismissed.

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

On June 24, 2004, we announced that we had initiated a search for a new CEO, as part of a transition in which Dr. David Lee would maintain an active role in the company as full-time chairman of the board, focusing on the development and delivery of the company’s long-term vision and strategy. We do not know when this search will be concluded. CEO searches and transitions can be uncertain, and can result in organizational disruption.

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the three and six months ended June 30, 2004 and for the year ended December 31, 2003, customers and distributors located in Taiwan generated 31%, 29% and 34% of our revenue, respectively, and customers and distributors located in Japan generated 18%, 19% and 15% of our revenue, respectively. For the year ended December 31, 2002, customers and distributors located in Taiwan generated 34% of our revenue and customers and distributors located in Japan generated 12% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

We are in the process of updating an enterprise resource platform

We are in the process of updating our enterprise resource platform (ERP) system. The system is comprised of hardware and software, and services, all of which we acquired from vendors; which we are customizing portions of the system with in-house resources. This requires careful management of the skills and resources to update our ERP system and establish the disaster recovery plans. If we are unsuccessful, or if the hardware or software updates should fail, we could lose access to the data needed to book and fill customer orders, ship products, and produce financial reports, which would have a material adverse effect on our business.

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

Equity Security Price Risk

Changes in Leadis’s market price will impact the valuation of our investment in Leadis.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and substantially all of our expenses are incurred in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows; however, a long term change in foreign currency rates could result in increased wafer, packaging, assembly or testing costs.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures at the end of the fiscal quarter covered by this report.  The evaluation took into account the conduct of and results of the Audit Committee examination completed in February 2004, and the receipt of notice from the Company’s independent registered public accounting firm, in connection with the 2003 year-end audit, of a written confirmation of a reportable condition relating to internal controls where the auditors stated they were aware of deficiencies in the Company’s internal control structure design related to the overall internal control environment regarding our Chief Executive Officer’s communication and operating style and his periodic involvement in revenue recognition discussions.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures as of the end of the period covered by this report were effective, except that with respect to the reportable condition and as the number and complexity of licensing transactions increase, the Company’s control environment could and should be enhanced, as discussed below.

(b)           Changes in Internal Controls.  As a result of our own evaluation, as well as recommendations provided by the Audit Committee we are in the process of implementing a series of internal measures designed to enhance the Company’s overall internal control environment.  These measures include (i) restructuring some reporting relationships among management and clarifying management roles and responsibilities, (ii) improving communication within the management team and between the management team and the Board of Directors, including the Audit Committee, (iii) formalizing licensing review processes by requiring additional documentation of items necessary for licensing revenue recognition decisions and increasing the standardization of licensing deliverables and post-contract customer support for revenue recognition purposes, (iv) adding additional resources and personnel to key control functions and (v) implementing training and compliance programs.  Implementation of these measures is underway, but will by its nature be an ongoing effort, subject to the review of our Board of Directors, Audit Committee and auditors.

Part II.  Other Information

Item 1.  Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. In January, the parties presented different interpretations of the MOU to the Court. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. The Court has not ruled on pending motions regarding the disposition of the money held by the Court. On January 16, 2004, Genesis filed a notice of appeal. To date, we have not received any cash payments nor have we recognized any revenue associated with this litigation. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Management intends to prosecute our position vigorously until this matter is resolved. Through June 30, 2004, we have spent approximately $10.7 million on this matter and expect to continue to incur significant legal costs through at least the fourth quarter of 2004.

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

Certain officers and directors of Silicon Image were named as defendants in consolidated shareholder derivative litigation, captioned “In re Silicon Image, Inc. Derivative Litigation, No. 1:03CV010302”, commenced on December 4, 2003 and pending in the Superior Court of California, County of Santa Clara. The plaintiffs purported to sue the individual defendants on behalf of Silicon Image. The lawsuit alleged that as a result of the recently completed examination conducted by the Audit Committee of Silicon Image’s Board of Directors, Silicon Image will be required to restate its financial results for 2002 and 2003. On June 22, 2004, the plaintiffs dismissed the lawsuit.

Silicon Image and certain of its officers were named as defendants in consolidated securities class action litigation captioned “In re Silicon Image, Inc. Securities Litigation, No. C-03-5579 JW PVT”, commenced on December 11, 2003 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between April 15, 2002 and November 15, 2003. The lawsuit alleges that Silicon Image had materially overstated its licensing revenue, net income and financial results during this time period, and that Silicon Image was being forced to restate its financial results. Following the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the plaintiffs dismissed the lawsuit.

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

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of Stockholders on May 25, 2004. The first matter voted upon at the meeting was the election of two Class II directors to serve until the 2007 Annual Meeting of Stockholders. At the meeting, David Hodges and Christopher Paisley were elected as Class II directors by the following votes:

Name	Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
David Hodges	61,771,899	—	—	976,626	—
Christopher Paisley	61,396,933	—	—	1,351,592	—

Our board of directors consists of seven members and is divided into three classes, with each class consisting of two or more members and each class serving staggered three-year terms. The term of the Class III directors, who are currently David Courtney, David Lee and Andrew Rappaport, will expire at the 2005 Annual Meeting of Stockholders, and the term of the Class I directors, who are currently Keith McAuliffe and Douglas Spreng, will expire at the 2006 Annual Meeting of Stockholders.

The second matter voted upon at the meeting was the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of Silicon Image for the fiscal year ending December 31, 2004. At the meeting, the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by the following vote:

Shares For	Shares Against	Shares Abstaining	Shares Withheld	Broker Non-Votes
61,274,651	1,035,356	438,518	—	—

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

10.01               Letter Agreement Between Robert Valiton and the Registrant dated April 17, 2004

31.1                                                   Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2                                                   Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1                                                   Certification pursuant to 12 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1                                                   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On April 5, 2004, we filed a current report on Form 8-K to furnish under Item 12 our press release revising the financial outlook for the quarter ended March 31, 2004.

On April 26, 2004, we furnished a current report on Form 8-K to furnish under Item 12 our press release and conference call transcript for the quarter ended March 31, 2004.

On June 4, 2004, we filed a current report on Form 8-K to report under Item 5 that several of our officers and a member of the Board of Directors entered into trading plans intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004	Silicon Image, Inc.

/s/ Robert G. Gargus
Robert G. Gargus
Vice President Finance and Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)