Form 10-Q
period 2004-09-30
SILICON IMAGE INC
filed 2004-11-08
CIK 1003214

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of October 29, 2004 was 76,655,182 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Nine Months Ended
September 30, 2004

Table of Contents

Part I	Financial Information (Unaudited)

Item 1	Financial Statements

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

Part II	Other Information

Item 1	Legal Proceedings

Item 2	Change in Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

Signatures

Certifications

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share and footnote amounts)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Revenue:
Product	$41,474	$22,447	$110,350	$61,914
Development, licensing and royalties	6,394	1,743	16,737	11,284
Total revenue	47,868	24,190	127,087	73,198

Cost and operating expenses:
Cost of revenue (1)	18,204	11,487	50,414	33,271
Research and development (2)	12,180	10,080	45,223	30,252
Selling, general and administrative (3)	8,806	4,225	30,524	12,869
Amortization of intangible assets	357	373	1,070	746
Patent defense costs	222	160	485	1,956
Restructuring	—	—	—	986
In-process research and development	—	—	—	5,482
Total cost and operating expenses	39,769	26,325	127,716	85,562

Income (loss) from operations	8,099	(2,135)	(629)	(12,364)
Gain on escrow settlement, net	—	—	—	4,618
Interest income and other, net	211	40	399	216
Gain (loss) on derivative investment security	(64)	—	926	—
Income (loss) before provision for income taxes	8,246	(2,095)	696	(7,530)

Provision for income taxes .	369	—	941	—
Net income (loss)	$7,877	$(2,095)	$(245)	$(7,530)

Net income (loss) per share:
Basic	$0.11	$(0.03)	$(0.00)	$(0.11)
Diluted	$0.09	$(0.03)	$(0.00)	$(0.11)

Weighted average shares – basic	74,976	69,803	73,797	68,431
Weighted average shares – diluted	85,890	69,803	73,797	68,431

(1)                                  Includes stock compensation expense (benefit) of $(110,000) and $(14,000) for the three months ended September 30, 2004 and 2003, respectively, and $1,890,000 and $(71,000) for the nine months ended September 30, 2004 and 2003, respectively.

(2)                                  Includes stock compensation expense of $595,000 and $1,026,000 for the three months ended September 30, 2004 and 2003, respectively, and $11,584,000 and $2,993,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

(3)                                  Includes stock compensation expense of $1,042,000 and $94,000 for the three months ended September 30, 2004 and 2003, respectively, and $9,253,000 and $75,000 for the nine months ended September 30, 2004 and 2003, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	Sept. 30, 2004	Dec. 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$62,508	$24,059
Short-term investments	16,202	13,195
Accounts receivable, net of allowances for doubtful accounts of $745 at September 30 and $670 at December 31	22,302	12,754
Inventories	14,038	10,312
Prepaid expenses and other current assets	2,008	2,703
Total current assets	117,058	63,023
Property and equipment, net	8,562	7,411
Goodwill	13,021	13,021
Intangible assets, net	1,958	3,028
Other assets	994	1,259
Total assets	$141,593	$87,742

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,852	$6,442
Accrued liabilities	12,115	8,726
Deferred license revenue	1,257	1,175
Debt obligations	318	1,732
Deferred margin on sales to distributors	12,428	7,274
Total liabilities	37,970	25,349

Stockholders’ Equity:
Common stock, par value $0.001; shares authorized:150,000,000 – September 30 and December 31; shares issued and outstanding: 76,287,802 – September 30 and 72,367,129 – December 31	76	72
Additional paid-in capital	281,086	243,171
Unearned stock compensation	(7,857)	(8,196)
Accumulated deficit	(172,899)	(172,654)
Accumulated other comprehensive income	3,217	—
Total stockholders’ equity	103,623	62,393
Total liabilities and stockholders’ equity	$141,593	$87,742

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended Sept. 30
	2004	2003

Cash flows from operating activities:
Net loss	$(245)	$(7,530)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,631	3,321
Amortization of intangible assets	1,070	746
Provision for doubtful accounts receivable	75	101
Stock compensation expense	22,727	2,997
Non-cash restructuring	—	646
In-process research and development expense	—	5,482
Non-cash gain on escrow settlement, before cash costs	—	(4,692)
Gain on derivative investment security	(926)	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(9,623)	(5,256)
Inventories	(3,726)	(1,657)
Prepaid expenses and other assets	960	1,408
Accounts payable	5,410	(2,525)
Accrued liabilities and deferred license revenue	3,441	(3,938)
Deferred margin on sales to distributors	5,154	2,029
Cash provided by (used in) operating activities	27,948	(8,868)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	21,807	4,622
Purchases of short-term investments	(20,641)	(7,005)
Acquisition costs, net of cash acquired	—	3
Net purchases of property and equipment	(4,782)	(3,981)
Cash used in investing activities	(3,616)	(6,361)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	15,531	7,026
Proceeds from repayment of stockholders’ notes receivable	—	109
Repayments of capital lease and debt obligations	(1,414)	(1,922)
Cash provided by financing activities	14,117	5,213

Net increase (decrease) in cash and cash equivalents	38,449	(10,016)
Cash and cash equivalents — beginning of period	24,059	26,263
Cash and cash equivalents — end of period	$62,508	$16,247

Supplemental cash flow information:
Cash payment for taxes	$262	$—
Supplemental non-cash investing and financing activities:
Financing of property and equipment	$—	$383
Stock and options issued in connection with the Transwarp acquisition	$—	$14,371
Unrealized gain on equity investments, net of tax	$4,173	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004

1.               Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. included herein have been prepared on a basis consistent with our December 31, 2003 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and its subsidiaries (collectively, the “Company”) at September 30, 2004 and the consolidated results of the Company’s operations and cash flows for the three and nine months ended September 30, 2004 and 2003.  All significant intercompany accounts and transactions have been eliminated.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2003.  Certain comparative amounts have been reclassified to conform with the current presentation. These reclassifications have no impact on the reported results of operations for any period presented. Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of future operating results.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 are effective for this third quarter of fiscal 2004 and will be applied prospectively to all current and future investments. The adoption of EITF 03-1 did not have a material effect on our results of operations or financial condition.

Stock-Based Compensation

Excluding certain past re-pricings, we account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had we recorded compensation expense for our stock options based on the grant-date fair value as prescribed by SFAS No. 123 and SFAS No. 148, our net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss) — as reported	$7,877	$(2,095)	$(245)	$(7,530)
Stock-based employee compensation expense included in the determination of net income (loss) as reported	(46)	865	16,133	1,814
Stock-based employee compensation expense determined using fair value method	(5,639)	(5,125)	(16,009)	(16,738)
Pro forma net income (loss)	$2,192	$(6,355)	$(121)	$(22,454)

Basic and diluted net income (loss) per share — pro forma	$0.03	$(0.09)	$(0.00)	$(0.33)
Basic net income (loss) per share — as reported	$0.11	$(0.03)	$(0.00)	$(0.11)
Diluted net income (loss) per share — as reported	$0.09	$(0.03)	$(0.00)	$(0.11)

The weighted average grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Expected life (years)	5	5	5	5
Interest rate	3.4%	3.1%	3.1%	3.4%
Volatility	90%	90%	90%	90%
Dividend yield	—	—	—	—
Weighted average fair value	$8.24	$3.71	$7.55	$4.11

The weighted average, grant-date fair value of stock purchase rights granted under our Employee Stock Purchase Plan and the assumptions used are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Expected life (years)	1.5	1.5	1.5	1.5
Interest rate	1.2%	1.7%	1.2%	1.7%
Dividend yield	—	—	—	—
Volatility	65%	90%	70%	90%
Weighted average grant date fair value	$2.88	$2.93	$2.69	$2.76

Comprehensive income (loss)

The components of comprehensive income (loss), were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss)	$7,877	$(2,095)	$(245)	$(7,530)
Change in unrealized value on investments, net	(726)	—	3,217	—
	$7,151	$(2,095)	$2,972	$(7,530)

The only component of accumulated other comprehensive income is the change in the unrealized value of available for sale investments.

3.                                       Net Income (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period, adjusted to exclude any unvested shares subject to repurchase. Diluted earnings (loss) per share is computed using the weighted-average number of common shares used for the basic calculation, plus dilutive stock options outstanding during the period, determined using the treasury stock method.

We reported net income for the three months ended September 30, 2004 and net loss for the nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003. The following tables sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

For the three-month period ended September 30, 2004:

Net income	$7,877

Weighted average common shares for basic net income per share	74,976

Weighted average dilutive stock options outstanding under the treasury stock method	10,196

Unvested common shares subject to repurchase	718

Weighted average common shares for diluted net income per share	85,890

Net income per share – basic	$0.11
Net income per share – diluted	$0.09

	Three Months Ended September 30	Nine Months Ended September 30
	2003	2004	2003

Net loss	$(2,095)	$(245)	$(7,530)

Weighted average shares	70,645	74,534	69,001

Less: unvested common shares subject to repurchase	(842)	(737)	(570)
Weighted average common shares outstanding	69,803	73,797	68,431
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.11)

Had we generated net income for the three and nine month periods ended September 30, 2003 and for the nine months ended September 30, 2004, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been  (in thousands):

	Three Months Ended September 30	Nine Months Ended September 30
	2003	2004	2003
Unvested common stock subject to repurchase	811	789	408
Stock options	5,780	10,113	6,532
Total	6,591	10,902	6,940

The weighted-average securities that were anti-dilutive and excluded from our calculation of diluted net income (loss) per share were approximately 1,794,000 and 20,603,000 for the three month periods ended September 30, 2004 and 2003, respectively and approximately 20,227,000 and 21,364,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

4.                                       Balance Sheet Components

	September 30, 2004	Dec. 31, 2003
	(in thousands)
Inventories:
Raw materials	$4,128	$3,128
Work in process	4,315	2,532
Finished goods	5,595	4,652
	$14,038	$10,312
Accrued liabilities:
Accrued payroll and related expenses	$5,987	$2,533
Restructuring accrual	1,301	1,875
Accrued legal fees	689	1,137
Warranty accrual	351	271
Other accrued liabilities	3,787	2,910
	$12,115	$8,726

Warranty Accrual

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience.  Warranty accrual activity for the nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	2004	2003
Balance at January 1	$271	$223
Provision	200	580
Cash and other settlements made	(120)	(532)
Balance at September 30	$351	$271

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

The following table summarizes the components of our stock compensation expense for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Options granted to employees	$855	$42	$906	$322
Options granted to non-employees	1,454	389	4,220	1,173
Option repricings (employees and non-employees)	(1,047)	(139)	16,609	(970)
Options assumed in connection with acquisitions	265	814	992	2,472
Stock compensation expense	$1,527	$1,106	$22,727	$2,997

The expense relating to options granted to non-employees for the three and nine-month periods ended September 30, 2004 is higher relative to the comparable periods ended September 30, 2003, and the repricing expense for the nine-month period ended September 30, 2004 is higher relative to the comparable period ended September 30, 2003 as our average stock price was higher for the three and nine-month periods ended September 30, 2004 (the average stock price for the three and nine months ended September 30, 2004 was $11.59 and $11.07, respectively, compared to $5.22 and $5.40, respectively,  for the three and nine months ended September 30, 2003). The decline in the repricing expense for the three months ended September 30, 2004 was due to the closing market price as of September 30, 2004 being lower than the closing market price as of June 30, 2004 ($12.64 as of September 30, 2004, compared to $13.11 as of June 30, 2004). The options granted to employees includes a $0.8 million charge recorded in the third quarter of 2004 relating to the modification (pertaining to change in vesting terms upon entering into an amended agreement with one employee and upon the death of another employee) of certain option grants. During the nine-month period ended September 30, 2003, we modified options for employees involuntarily terminated in connection with our restructuring program. A charge of $646,000 for these modifications is included in restructuring expense for the period ended September 30, 2003.

6.                                     Restructuring activities

In connection with our restructuring activities (as more fully described in note 3 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2003), we have recorded restructuring charges in the years 2001 and 2002.

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

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for the nine-month periods ended September 30, 2004 and 2003 (in thousands):

	2004			2003
	Severance and Benefits	Leased facilities	Total	Severance and Benefits	Leased facilities	Total

Balance as of January 1	$37	$1,838	$1,875	$138	$2,598	$2,736
Provision	—	—	—	986	—	986
Cash payments	(5)	(569)	(574)	(434)	(551)	(985)
Non - cash activity	—	—	—	(646)	—	(646)
Balance as of September 30	$32	$1,269	$1,301	$44	$2,047	$2,091

7.                                       Debt Facility

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.75% at September 30, 2004) plus 0.25% and requires monthly payments through its maturity of October 1, 2004. During the nine months ended September 30, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of September 30, 2004, $318,000 was outstanding under these term loans.

During the period ended March 31, 2004, we entered into a new debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in March 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. No amounts have been drawn down against this line of credit as at September 30, 2004. Equipment advances pursuant to the equipment line of credit were available to us through August 2004, however no amounts were drawn down against this line and it expired in accordance with its terms. Our credit facilities contain quarterly and annual financial covenants. As of September 30, 2004, we were in compliance with all covenants.

8.                                       Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. The Court has not ruled on pending motions regarding the disposition of the money held by the Court. On January 16, 2004, Genesis filed a notice of appeal. On August 26, 2004, the parties completed the filing of their respective appeal briefs. On October 26, 2004, the Court of Appeals for the Federal Circuit issued an order setting the oral arguments for the appeal on December 7, 2004. To date, we have not received any cash payments nor have we recognized any revenue associated with this litigation. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Management intends to prosecute our position vigorously until this matter is resolved. Through September 30, 2004, we have spent approximately $10.9 million on this matter and expect to continue to incur legal costs that could be significant until the matter is resolved.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied the underwriters’ motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. A proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is granted final approval, we do not expect it to have a material effect on our results of operations or financial position. In the event that the settlement is not approved, we could not accurately predict the outcome the litigation, but we intend to defend this matter vigorously.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters were named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. The plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image has not been served with a copy of the complaint. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants. We believe that the proposed settlement described above, if granted approval, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we would defend this matter vigorously.

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

Silicon Image and certain of its officers were named as defendants in consolidated securities class action litigation captioned “In re Silicon Image, Inc. Securities Litigation, No. C-03-5579 JW PVT”, commenced on December 11, 2003 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between April 15, 2002 and November 15, 2003. The lawsuit alleged that Silicon Image had materially overstated its licensing revenue, net income and financial results during this time period, and that Silicon Image was being forced to restate its financial results. Following the announcement by the Audit Committee of Silicon Image’s Board of Directors that it had completed its examination and that it had concluded that no changes to Silicon Image’s previously announced financial results were required, the plaintiffs dismissed the lawsuit in March 2004.

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

9.                                       Customer and Geographic Information

Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Taiwan	$10,742	$6,926	$33,717	$25,362
Japan	10,096	3,772	25,468	9,395
United States	14,278	7,419	35,577	20,760
Hong Kong	1,633	1,538	4,413	4,516
Korea	1,770	1,624	5,343	3,748
Other	9,349	2,911	22,569	9,417
	$47,868	$24,190	$127,087	$73,198

Revenue by product line was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

PC	$10,296	$8,270	$30,370	$24,416
Consumer Electronics	22,249	7,628	49,563	15,942
Storage products	8,929	6,549	30,417	21,556
Development, licensing and royalties	6,394	1,743	16,737	11,284
	$47,868	$24,190	$127,087	$73,198

Revenue by product line, including development, licensing and royalties, was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

PC	$10,473	$9,127	$30,632	$26,978
Consumer Electronics	26,987	7,980	60,519	19,296
Storage products	10,408	7,083	35,936	26,924
	$47,868	$24,190	$127,087	$73,198

For each period presented, substantially all long-lived assets were located within the United States.

For the three months ended September 30, 2004, two customers generated 15.7% and 13.1%, respectively, of our total revenues. For the nine months ended September 30, 2004, two customers generated 13.9% and 12.3%, respectively, of our total revenues, and as of September 30, 2004, three customers each represented 18.2%, 12.7% and 12.2%, respectively, of gross accounts receivable.

For the three months ended September 30, 2003, two customers each generated 15.0% and 10.9%, respectively, of our total revenue. For the nine months ended September 30, 2003, one customer generated 14.1% of our total revenue and, as of September 30, 2003, one customer represented 18.4% of gross accounts receivable.

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

11.                                 Goodwill and Intangible Assets, net

Components of intangible assets are as follows (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets subject to amortization:

Acquired technology	$1,780	$(741)	$1,039	$1,780	$(375)	$1,405
Non-compete agreement	1,849	(930)	919	1,849	(472)	1,377
Assembled workforce	502	(502)	—	502	(256)	246
	$4,131	$(2,173)	$1,958	$4,131	$(1,103)	$3,028

Intangible assets not subject to amortization:

Goodwill	$13,021	$—	$13,021	$13,021	$—	$13,021

Estimated future amortization expense for our intangible assets is as follows for fiscal years ending December 31 (in thousands):

2004	275
2005	1,097
2006	508
2007	78
$1,958

The amortization expense for the three month periods ended September 30, 2004 and 2003 was $357,000 and $373,000, respectively and for the nine month periods ended September 30, 2004 and 2003 was $1,070,000 and $746,000, respectively.

12.                                 Income taxes

Provision for Income Taxes.   For the three and nine month periods ended September 30, 2004, we recorded a provision for income taxes of $369,000 and $941,000, respectively. The provision for the nine month period ended September 30, 2004, includes approximately $262,000 relating to withholding taxes payable in connection with our licensing contracts. The three and nine-month provisions relate primarily to taxes in foreign jurisdictions where we have recently commenced operations and estimated provision for U.S. alternative minimum taxes for the fiscal year ending December 31, 2004. At December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $75.1 million and such loss carryforwards, which will expire in various years through 2023, will be available to offset our future taxable income. We continue to maintain a full valuation allowance for all deferred tax assets given uncertainty as to realization through the generation of future taxable income.

13.                                 Escrow Settlement

On August 7, 2002, we filed a demand for arbitration with the American Arbitration Association, file #74 Y 117 01399 02 GAP, against the principal shareholders of CMD Technology (“CMD”) relating to shares held in escrow in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the Silicon Image common stock issued to the principal shareholders of CMD was held in two separate escrow pools as collateral for the indemnification obligations of these shareholders. We previously made indemnification claims against these escrow pools for the release of escrow shares with a value of approximately $5.4 million, which claims were contested by the principal shareholders of CMD. On February 28, 2003, we and the principal shareholders of CMD entered into a settlement agreement and mutual release, pursuant to which our indemnification claims were resolved. As a result of the settlement, we received 949,780 of the escrowed shares, valued at approximately $4.7 million, and recorded a net non-operating gain of $4.6 million for the nine-month period ended September 30, 2003.

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

The values assigned to core technology and developed technology were based upon discounted cash flows related to the existing product’s projected income stream. Elements of the projected income stream includes revenue, cost of sales, SG&A expenses and R&D expenses. The discount rates used in the present value calculations range from 20% to 25% and were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle.  Such risks include the useful life of the technology, profitability levels of the technology, and the uncertainty of the technology advances that are known at the date of the acquisition. Based on our annual impairment test performed for 2003, we concluded that there was no impairment in fiscal 2003. However, there can be no assurance that we will not incur charges for impairment in the future. An impairment test was not performed in the three and nine months ended September 30, 2004, as no event has occurred that would provide an indication of impairment.

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

15.                                 Unrealized gain on equity investments

In October 2000, as consideration for the transfer of certain technology, we received from Leadis Technology Inc. (“Leadis”), a development stage privately controlled enterprise, 300,000 shares of preferred stock and a derivative warrant to purchase 75,000 shares of the Company’s common stock. These shares were valued at zero due to the early stage of Leadis’ development and other uncertainty as to the value of realization of this investment. During the quarter ended June 30, 2004, Leadis completed an initial public offering of its stock. In connection with the initial public offering the preferred stock was converted into common stock on a 1:1 basis. In connection with the initial public offering, we are subject to a lock-up agreement whereby we are restricted from selling the stock and the common stock underlying the warrant for a period of six months ending December 2004, (for the duration of the lock-up period we are also restricted from engaging in hedging or other transactions which would result in or lead to the sale or disposition of the shares underlying the derivative warrant). For the three and six month periods ended June 30, 2004, we valued the warrant using the Black-Scholes model and recorded a gain of approximately $990,000. On September 16, 2004, we net exercised the derivative warrant for equivalent shares of common stock (74,397 shares), and based on the price of the stock at that date, recorded a loss of $64,000 on these shares.

Our 374,397 Leadis common shares will be marked to market (as an available for sale security), with any resulting gain/loss recorded as other comprehensive income (loss) until sold or considered impaired on other than a temporary basis. Our typical practice has been not to hold shares for investment purposes.  The value of our common stock holding in Leadis was determined to be approximately $4.2 million as of September 30, 2004, based on Leadis’s closing market price at that date. This amount is classified as short-term investments and the amount of the related unrealized gain, net of tax, in the amount of $3,217,000, is included in accumulated other comprehensive income. Based on the market value of Leadis stock as of November 1, 2004, the value of our holding as of that date, compared to the value as at September 30, 2004, declined by approximately $1.1 million.

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

In 2000, in order to decrease our absolute dependence on the PC business, we embarked upon a plan to diversify into the CE and storage markets. Products sold into the PC market have been declining as a percentage of our total revenues and generated 21.5% and 23.9% of our revenues for the three and nine month periods ended September 30, 2004, respectively and 34.2% and 33.4% of our revenues for the three and nine month periods ended September 30, 2003, respectively (if we include licensing revenues, these percentages would be 21.9% and 24.1% for the three and nine month periods ended September 30, 2004, respectively and 37.7% and 36.9% for the three and nine month periods ended September 30, 2003, respectively). We expect our PC revenues (including licensing) to decline by approximately 10% in the fourth quarter of 2004 and remain basically flat until the second half of 2005.

Leveraging our core technology and standards-setting expertise, Silicon Image is a leading force in advancing the adoption of HDMI (High Definition Multimedia Interface), the new digital interface standard for the consumer electronics market. Introduced by founders Hitachi, Matsushita (Panasonic), Phillips, Silicon Image, Sony, Thomson and Toshiba, HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically simplifies cabling. Silicon Image’s HDMI technology is marketed under the PanelLink Cinema™ brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by certain Hollywood studios as the technology of choice for the secure distribution of premium content over certain digital connections. The PanelLink Cinema chips are the first HDMI-compliant silicon in the market and are featured in many leading consumer electronics products that are now available in the market.

Products sold into the CE market have been increasing as a percentage of our total revenues and generated 46.5% and 39.0% of our total revenues for the three and nine month periods ended September 30, 2004, respectively, compared to 31.5% and 21.8% of our total revenues for the three and nine months ended September 30, 2003, respectively, (if we include licensing revenues, these numbers would be 56.4% and 47.6% for the three and nine months ended September 30, 2004, respectively, and 33.0% and 26.4% for the three and nine months ended September 30, 2003, respectively). Our CE products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs and DVD players. Demand for these products will be driven primarily by the adoption rate of the new technology, High-Definition Multimedia Interface (“HDMI”).

In the fourth quarter we expect revenues from our CE business to grow by approximately 10% compared to the third quarter and expect licensing revenues from CE to decline to approximately $2.0 million in the fourth quarter compared to $4.7 million for the third quarter. We expect the product portion of our CE revenues to grow 40-50% during 2005.

In the storage market, Silicon Image has assumed a leadership role in Serial ATA (“SATA”), the new high-bandwidth, point-to-point interface that is replacing Parallel ATA in desktop storage and making inroads in the enterprise arena due to its price/performance. Silicon Image is a leading supplier of discrete SATA devices with multiple motherboard and add-in-card design wins. Silicon Image’s SATALink™-branded solutions are fully SATA-compliant and offer advanced features and capabilities such as Native Command Queuing, port multiplier capability and ATAPI support. Silicon Image also supplies high-performance, low-power Fibre Channel Serializer/Deserializer (SerDes) to leading switch manufacturers.

In September 2004, Silicon Image introduced its SteelVine storage architecture that is expected to serve the storage needs of the Consumer Electronics and small to medium business markets with a system-on-a-chip implementation of the SATA interface.  Products sold into the storage market, as a percentage of our total revenues, generated 18.7% and 23.9% of our revenue for the three and nine months ended September 30, 2004, respectively, and 27.1% and 29.4% for the three and nine months ended September 30, 2003, respectively (if we include licensing revenues, these numbers were 21.7% and 28.3% for the three and nine months ended September 30, 2004, respectively and 29.3% and 36.8% for the three and nine months ended September 30, 2003, respectively). Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine architecture and products derived therefrom, and the extent to which SATA and fibre channel functionality are integrated into chip sets and controllers offered by other companies, which would make our discrete devices unnecessary. We expect our storage revenues (including licensing) to increase from the third quarter by $2.0 to $2.5 million in the fourth quarter of 2004. Storage product revenues are expected to grow 40-50% in fiscal year 2005.

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

Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of our licenses include a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development, licensing and royalties accounted for 13.4% and 13.2% of our revenues for the three and nine months ended September 30, 2004, respectively, and 7.2% and 15.4% for the three and nine months ended September 30, 2003, respectively, and represented 21.6% and 21.8% of our total gross margin for the three and nine months ended September 30, 2004, respectively, and 13.7% and 28.3% for the three and nine months ended September 30, 2003, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgments. The Company expects total licensing revenues to be flat in the fourth quarter compared to the third quarter and to grow 10-15% in fiscal year 2005.

In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in all but two quarterly periods since our inception and, as of September 30, 2004, we had an accumulated deficit of $172.9 million.

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

Outlook

We believe our revenue in the fourth quarter of 2004 will remain flat compared to the third quarter of 2004. We expect first quarter 2005 total revenues to be down 5 to 10 percent from the fourth quarter 2004 levels.  We expect that product revenues will decline slightly in the first quarter of 2005 before returning to double digit growth rates.

We expect our overall gross margin, as a percent of revenues, to improve by 150 to 200 basis points in the fourth quarter compared to the third quarter of 2004 as a result of cost improvements offset by the effect of flat to lower licensing revenues and the effect of declining average selling prices (“ASPs”). Our licensing revenues are expected to be in the range of $6.0 - $6.5 million in the fourth quarter compared to $6.4 million in the third quarter of 2004. Overall gross margin rates are expected to increase in 2004 from 2003 levels as a result of higher licensing and royalty revenue, for which there is no associated cost of sales, manufacturing cost reductions on certain of our higher volume products, leverage on higher unit volume and shifts in product mix whereby sales of higher margin CE products will grow faster than our PC or storage product lines that have lower gross margins. We expect that these positive effects will be partially offset by declining average selling prices, and higher manufacturing overhead spending to support increased production levels for products in all three of our markets.

Excluding non-cash charges for stock compensation expense, our total operating expenses were $19.2 million for the third quarter of 2004. We expect these operating expenses in total to remain flat during the fourth quarter of 2004.

Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense in the fourth quarter of 2004 to be in the range of $11.5 - $12.0 million compared to $11.6 million for the third quarter of 2004. R&D expense will be incurred for enhancements to existing products and for further new product development in all three product lines.

Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our SG&A expense during the fourth quarter of 2004 to be in the range of $7.3 - $7.8 million compared to $7.8 million for the third quarter of 2004. We cannot predict the R&D or SG&A expenses including the non-cash charges for stock compensation expense, which will fluctuate with changes in our stock price and volatility.

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

We will also incur legal fees in the fourth quarter of 2004 in conjunction with our patent infringement lawsuit against Genesis, and other outstanding litigation. The amount of legal fees incurred will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur with respect to this matter; however, we do expect to incur substantial amounts through at least the first half of 2005.

Commitments, Contingencies and Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 50.2% and 46.7% of our revenue for the three and nine months ended September 30, 2004, respectively, and 46% and 44% of our revenue for the three and nine months ended September 30, 2003, respectively.  Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. For the three and nine months ended September 30, 2004, 46.9% and 43.6%, respectively, of our revenue was generated through distributors, compared to 41.2% and 38.5%, respectively, for the comparable period of 2003. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenues, we would expect a decrease in the percentage of our total revenues generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 67% and 68% of our revenue in the three and nine months ended September 30, 2004, and 66% and 68% for each of the three and nine month periods ended September 30, 2003. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of the warrant at September 30, 2004 would have been $3.6 million.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions, and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) allowance for doubtful accounts receivable, (3) Inventories, (4) Long-lived assets, (5) goodwill, (6) deferred tax assets, (7) accrued liabilities, (8) stock-based compensation expense, and (9) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations for the Three and Nine Months Ended September 30, 2004 Compared to Results of Operations for the Three and Nine Months Ended September 30, 2003

REVENUE

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Change		2004	2003	Change

Personal Computers	$10,296	$8,270	24.5%		$30,370	$24,416	24.4%
Consumer Electronics	22,249	7,628	191.7%		49,563	15,942	210.9%
Storage Products	8,929	6,549	36.3%		30,417	21,556	41.1%
Product revenue	41,474	22,447	84.8%		110,350	61,914	78.2%
Percentage of total revenue	86.6%	92.8%	(6.2	)pts	86.8%	84.6%	2.2	pts
Development, licensing and royalties	6,394	1,743	266.8%		16,737	11,284	48.3%
Percentage of total revenue	13.4%	7.2%	6.2	pts	13.2%	15.4%	(2.2	)pts
Total Revenue	$47,868	$24,190	97.9%		$127,087	$73,198	73.6%

REVENUE (with development, licensing and royalty revenues, collectively licensing revenues, by product line)

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Change		2004	2003	Change

Personal Computers	$10,473	$9,127	14.7%		$30,632	$24,978	13.5%
Consumer Electronics	26,987	7,980	238.2%		60,519	19,296	213.6%
Storage Products	10,408	7,083	46.9%		35,936	26,924	33.5%
Total Revenue	$47,868	$24,190	97.9%		$127,087	$73,198	73.6%

Revenues were $47.9 million and $127.1 million for the three and nine-month periods ended September 30, 2004, respectively, and this represented an increase of 97.9% and 73.6%, relative to comparable periods of 2003. All elements of revenue grew for both the three and nine-month periods ended September 30, 2004, compared to similar periods in 2003. The increases in the CE and storage products are primarily attributable to our new product offerings, adoption of our technologies, as well as the overall growth in these markets, resulting in increased volumes. The relatively lower level of increase in demand for our PC products, is attributable to loss of market share due primarily to integration and an overall lower growth rate in the PC market in general. We license our technology in each of our areas of business, but usually limit the scope of the license to market areas that are complementary to our products sales and that do not directly compete with our direct product offerings. The increase during the three-month period and a decrease during the nine-month period ended September 30, 2004 in development, licensing and royalty revenues as a component of total revenues was primarily due to the rapid adoption of HDMI products in advance of HDMI related licensing revenues. Licensing revenues are inherently lumpy and their timing can be uncertain to predict. However, it is our expectation that licensing and royalty revenues for the fourth quarter of 2004 will be in the $6.0 - $6.5 million range. For the fourth quarter of 2004, relative to the third quarter, we expect overall revenues (including licensing) to remain flat. Fourth quarter product revenues (excluding licensing revenues) are projected to increase 10% for CE, and decline 10% for both storage and PC.

COST OF REVENUE AND GROSS MARGIN

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Change		2004	2003	Change

Product gross margin (excluding licensing revenue)	$23,270	$10,960	112.3%		$59,936	$28,643	109.3%
Percentage of product revenue	56.1%	48.8%	7.3	pts	54.3%	46.3%	8.0	pts
Total gross margin	29,664	12,703	133.5%		76,674	39,927	92.0%
Percentage of total revenue	62.0%	52.5%	9.5	pts	60.3%	54.5%	5.8	pts
Stock compensation expense	(110)	(14)	685.7%		1,890	(71)	(2,762.0)%
Product gross margin (excluding stock compensation expense and licensing revenue)	23,160	10,946	111.6%		61,826	28,572	116.4%
Percentage of product revenue	55.8%	48.8%	7.0	pts	56.0%	46.1%	9.9	pts
Total gross margin (excluding stock compensation expense)	29,554	12,689	132.9%		78,564	39,856	97.1%
Percentage of total revenue	61.7%	52.5%	9.2	pts	61.8%	54.4%	7.4	pts

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue), as a percentage of revenue, was 62.0%, and 60.3% for the three and nine month periods ended September 30, 2004, respectively, and 52.5% and 54.5% for the three and nine month periods ended September 30, 2003, respectively. Gross margin, excluding non-cash stock compensation expense (benefit), was 61.7% and 61.8% for the three and nine month periods ended September 30, 2004, respectively, and 52.5% and 54.4% for the three and nine month periods ended September 30, 2003, respectively. The increase in gross margin is attributable primarily to the effect of higher licensing revenues, leverage on higher volume, manufacturing costs reductions and improved product mix whereby higher margin CE products represented a increased proportion of our revenue relative to our lower margin PC and storage products. These were partially offset by the impact of a change in estimate for product margins related to inventory in the distributor channel during the first half of 2004, higher inventory provision in the third quarter of 2004, and lower product pricing. Non-cash stock compensation expense (benefit) associated with cost of revenue was $(110,000) and $1.9 million for the three and nine month periods ended September 30, 2004, respectively, and $(14,000) and ($71,000) for the three and nine month periods ended September 30, 2003, respectively.

OPERATING EXPENSES

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Change		2004	2003	Change

Research and development (1)	$11,585	$9,054	28.0%		$33,639	$27,259	23.4%
Percentage of total revenue	24.2%	37.4%	(13.2	)pts	26.5%	37.2%	(10.7	)pts
Selling, general and administrative(2)	7,764	4,131	87.9%		21,271	12,794	66.3%
Percentage of total revenue	16.2%	17.1%	(0.9	)pts	16.7%	17.5%	(0.8	)pts
Total stock compensation expense(incl amount from COGS)	1,527	1,106	38.1%		22,727	2,997	658.3%
Percentage of total revenue	3.2%	4.6%	(1.4	)pts	17.9%	4.1%	13.8	pts
Amortization of intangible assets	357	373	(4.3)%		1,070	746	43.4%
Patent defense and acquisition integration costs	222	160	38.8%		485	1,956	(75.2)%
Restructuring	—	—		N/M	—	986	(100.0)%
In-process research and development	—	—		N/M	—	5,482	(100.0)%
Gain on escrow settlement, net	—	—		N/M	—	4,618	(100.0)%
Interest income and other, net	211	40	427.5%		399	216	84.7%
Gain(loss) on derivative investment security	(64)	—	(100.0)%		926	—	100.0%

N/M = Not meaningful

(1)                                  Excludes non-cash stock compensation expense of $595,000 and $1.0 million for the three months ended September 30, 2004 and 2003, respectively and $11.6 million and $3.0 million for the nine month periods ended September 30, 2004 and 2003, respectively.

(2)                                  Excludes non-cash stock compensation expense of $1.0 million and $94,000 for the three month periods ended September 30, 2004 and 2003, respectively and $9.3 million and $75,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

Research and Development.   R&D expense consists primarily of compensation and related costs for employees, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense including stock compensation expense was $12.2 million or 25.4% of revenue and $45.2 million or 35.6% of revenue for the three and nine month periods ended September 30, 2004, respectively, and $10.1 million or 41.7% of revenue and $30.3 million or 41.3% of revenue, for the three and nine months ended September 30, 2003, respectively. R&D expense, excluding non-cash stock compensation expense, was $11.6 million, or 24.2% of revenue and $33.6 million or 26.5% of revenue for the three and nine month periods ended September 30, 2004, respectively, and $9.1 million or 37.4% of revenue and $27.3 million or 37.2% of revenue for the three and nine months ended September 30, 2003, respectively. The increase in 2004, without the effect of stock compensation expense, was primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate, as well as additional personnel, including personnel from TransWarp Networks, which we acquired during the second quarter of 2003. Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense in the fourth quarter of 2004 to be approximately $11.5 - $12.0 million.

Selling, General and Administrative.   SG&A expense consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Including non-cash stock compensation expense, SG&A expense was $8.8 million or 18.4% of revenue and $30.5 million or 24.0% of revenue for the three and nine months ended September 30, 2004, respectively and $4.2 million or 17.5% of revenue and $12.9 million or 17.6% of revenue for the three and nine months ended September 30, 2003, respectively. Excluding non-cash stock compensation expense, SG&A expense was $7.8 million or 16.2% of revenue and $21.3 million or 16.7% of revenue for the three and nine months ended September 30, 2004, respectively, and $4.1 million or 17.1% of revenue and $12.8 million or 17.5% of revenue for the three and nine months ended September 30, 2003, respectively. The increase in spending for 2004, without the effect of stock compensation expense, can be attributed to the increased headcount to support the increased rate of growth of the Company, approximately $1.0 million incurred during the first half of 2004 relating to the costs associated with the Audit Committee examination and approximately $455,000 and $580,000 for the three and nine months ended September 30, 2004, relating to our preparation for Sarbanes-Oxley Section 404. Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our SG&A expense to be in the range of $7.3 - $7.8 million, in the fourth quarter of 2004.

Stock Compensation.   Stock compensation expense was $1.5 million or 3.2% of revenue and $22.7 million or 17.9% of revenue for the three and nine month periods ended September 30, 2004, respectively and $1.1 million or 4.6% of revenue and $3.0 million or 4.1% of revenue for the three and nine months ended September 30, 2003, respectively. The increase in total stock compensation can be attributed primarily to the higher stock price during the first nine months of 2004 and the resultant impact on expense relating to our repriced options offset to some extent by a decrease in expense associated with the options granted in connection with acquisitions and a decline in the number of options subject to variable accounting, as certain older options expire. For the three and nine month periods ended September 30, 2004, we recorded a one-time expense of approximately $0.8 million relating to certain option modifications (pertaining to change in vesting terms upon entering into an amended employment agreement with one employee and upon the death of another employee) made in the third quarter of 2004.

We will incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, (2) the stock option repricing programs we implemented in 2000 and 2001, and (3) amortization of our existing unearned compensation balance. Since the expense associated with our stock option repricings and stock options issued to consultants is dependent on our stock price and volatility, stock compensation expense may fluctuate significantly from period to period. To date, we have recognized over $24.3 million of expense in connection with our stock option repricings, and this may continue to be a significant component of our stock compensation expense in future periods if our stock price significantly exceeds the average stock price for the period ended September 30, 2004. Due to its volatility, we cannot estimate our stock compensation expense for the fourth quarter of 2004.

Amortization of Intangible Assets.   For the three and nine months period ended September 30, 2004, we recorded amortization of intangible assets amounting to $357,000 and $1,070,000, respectively, relating to intangible assets on our balance sheet, pursuant to our acquisition of Transwarp Netwoks, Inc. during the second quarter of 2003. We recorded $373,000 and $746,000  relating to amortization of intangible assets for the three and nine-month periods ended September 30, 2003. We expect the amortization expense for the fourth quarter of 2004 to be approximately $275,000.

Restructuring.    In connection with our restructuring activities (as more fully described in our Form 10-K for the year ended December 31, 2003), we have recorded restructuring charges in the years 2001 and 2002. In March 2003, we reorganized parts of the marketing and product engineering activities of the company into lines of business for personal computer (“PC”), consumer electronics (“CE”) and storage products to enable us to better manage our long-term growth potential. The central engineering, sales, manufacturing, and general and administrative activities were not organized into the line of business structure. In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%. These reductions were primarily in engineering and operations functions. Because of this workforce reduction, we recorded restructuring expense of $986,000 in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

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

Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for nine-month periods ended September 30, 2004 and 2003 (in thousands):

	2004			2003
	Severance and Benefits	Leased facilities	Total	Severance and Benefits	Leased facilities	Total

Balance as of January 1	$37	$1,838	$1,875	$138	$2,598	$2,736
Provision	—	—	—	986	—	986
Cash payments	(5)	(569)	(574)	(434)	(551)	(985)
Non-cash activity	—	—	—	(646)	—	(646)
Balance as of September 30	$32	$1,269	$1,301	$44	$2,047	$2,091

Patent defense costs.   Patent defense costs were $222,000 and $485,000 for the three and nine months ended September 30, 2004, respectively, compared to $160,000 and $2.0 million, respectively, for the comparable periods of 2003. Patent defense costs are related to the lawsuit we filed against Genesis in April 2001. The decrease in 2004 compared to 2003 is attributable to a lower level of activity during the first nine months of 2004. However, we expect to incur additional defense costs until the matter is resolved. The amount of legal fees incurred in future periods will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur, but the amount could be significant.

Gain on escrow settlement, net.   During the nine-month period ended September 30, 2003, we recognized a net gain of $4.6 million associated with the settlement of an escrow claim against the principal selling shareholders of CMD.

Interest Income and other, net.   This principally includes interest income and interest expense. The net amount was $211,000 and $399,000 for the three and nine-month periods ended September 30, 2004, respectively, compared to $40,000 and $216,000 for the three and nine-month periods ended September 30, 2003, respectively. The increase is principally due to higher cash balances and lower debt balances offset by the lower interest rates during 2004. We expect our interest income for the fourth quarter of 2004 to be approximately $250,000.

Gain(loss) on derivative investment security. We recorded a loss of $64,000 and a gain of $926,000, respectively, for the three and nine-months ended September 30, 2004, relating to a derivative investment security.  This relates to common stock warrants acquired in connection with a transaction with Leadis Technology Inc. (as described in Note 15 to the accompanying unaudited condensed consolidated financial statements). On September 16, 2004, we exercised the common stock warrants. Our equity investment in Leadis ongoing will be included in our short-term investments on our balance sheet, until our holding of the 374,397 shares are sold. We are restricted from selling the Leadis shares until December 2004. Our typical practice is not to hold shares for investment purposes. Based on the market value of Leadis stock as of November 1, 2004, the value of our holding as of that date, compared to the value as at September 30, 2004, declined by approximately $1.1 million.

Provision for Income Taxes.   For the three and nine month periods ended September 30, 2004, we recorded provision of income taxes of $369,000 and $941,000, respectively. These amounts include approximately $262,000 relating to withholding taxes payable in connection with our licensing contracts. The three and nine-month provisions relate primarily to taxes in foreign jurisdictions where we have recently commenced operations and estimated provision for U.S. alternative minimum taxes for the fiscal year ending December 31, 2004. At December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $75.1 million that expires in various years through 2023. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize these tax benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carryforwards may be restricted or limited in certain circumstances.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	September 30, 2004	December 31, 2003	Change
	Dollars in thousands
Cash and cash equivalents	$62,508	$24,059	$38,449
Short term investments	16,202	13,195	3,007
Total cash, cash equivalents and short term investments	78,710	37,254	41,456

Percentage of total assets	55.6%	42.5%	13.1	pts

Total current assets	117,058	63,023	54,035
Total current liabilities	37,970	25,349	12,621
Working capital	$79,088	$37,674	41,414

	Nine months ended September 30,
	2004	2003	Change

Cash provided by (used in) operating activities	$27,948	$(8,868)	$36,816
Cash used in investing activities	(3,616)	(6,361)	2,745
Cash provided by financing activities	14,117	5,213	8,904
Net increase (decrease) in cash and cash equivalents	$38,449	$(10,016)	$48,465

Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit, capital lease financing, proceeds from sale of stock under our stock plans and cash flows from operations. At September 30, 2004, we had $79.1 million of working capital, which included $78.7 million of cash, cash equivalents and short-term investments. If we are not able to generate cash from operating activities, stock option exercises, and proceeds from sales of shares under our employee stock purchase plan, we will liquidate short-term investments or, to the extent available, utilize credit arrangements to meet our cash needs.

Working capital

The principal components of the current assets and liabilities and an analysis of the same is given below:

Net accounts receivable increased to $22.3 million at September 30, 2004 from $12.8 million at December 31, 2003. The increase is primarily due to increased sales volume and in particular a $5.6 million increase in distributor shipments during September 2004 versus our ending balance at December 2003 as the third quarter is usually a stronger quarter compared to the fourth quarter. The days sales outstanding (“DSO”) was 43 days at September 30, 2004, compared to 38 days at December 31, 2003. The increase in the DSO days is primarily as a result of the increase in distributor shipments in September 2004 as compared to December 2003. We expect the DSO days to be in the 43-47 days range during the fourth quarter of 2004.

Inventories increased to $14.0 million at September 30, 2004 from $10.3 million at December 31, 2003. The increase is attributable to the overall increased business volume. Our inventory turn rate improved to 5.2 as at September 30, 2004 from 5.1 as at December 31, 2003. Inventory turns are computed on an annualized basis, and are a measure of the number of times inventory is replenished during the year. Our inventory turns increased primarily due to higher business volume during the third quarter of 2004 offset in part by the higher inventory balance as of September 30, 2004. We expect this measure to be around the 5.3 — 5.8 turns range during the fourth quarter of 2004.

Accounts payable and accrued liabilities increased to $11.9 million and $12.1 million, respectively, at September 30, 2004 from $6.4 million and $8.7 million, respectively, at December 31, 2003. The increase in accounts payable was primarily due to increased inventory purchases and the timing of when payables became due and were processed. The increase in accrued liabilities is due to a companywide bonus accrual of $2.5 million, and increased scale of operations and consequently increased expenditure levels.

 Deferred margin on sales to distributors increased to $12.4 million at September 30, 2004 from $7.3 million at December 31, 2003. The increase is the net result of increased distributor related shipments at September 30, 2004 compared to December 31, 2003, improved margins and changes in product mix.

Operating activities

Operating activities generated $27.9 million of cash during the first nine months of 2004. For the first nine months of 2004, our net income excluding depreciation, stock compensation expense, amortization of intangible assets, provision for doubtful accounts receivable, offset by our gain on derivative investment security was $26.4 million. Increases in accounts payable, accrued liabilities and deferred license revenue, deferred margin on sales to distributors and decrease in prepaid expenses and other assets offset by an increase in accounts receivable and inventories contributed $1.6 million. Operating activities used $8.9 million of cash during the first nine months of 2003.  During the first nine months of 2003, our net loss excluding depreciation, stock compensation expense, non-cash gain on escrow settlement, in-process research and development expense and the non-cash portion of our restructuring charges was $1.2 million.  The decreases in accounts payable and accrued liabilities and increases in accounts receivable and inventories of $13.4 million were the primary uses of cash. These uses were offset by an increase in the deferred margin on sales to distributors and decrease in prepaid and other assets of $3.4 million.

Investing and financing activities

Investing activities used $3.6 million for the nine months ended September 30, 2004 and used $6.4 million for the nine months ended September 30, 2003. The use of cash for both periods were capital expenditures and purchases of short-term investments, offset by net proceeds from sales of short-term investments.

We generated $14.1 million and $5.2 million from financing activities during the nine months ended September 30, 2004 and 2003. Cash provided by financing activities in both periods was primarily from stock option exercises and proceeds from sales of shares under our employee stock purchase plan, partially offset by repayments of our capital leases and other obligations.

Debt and Lease Obligations

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bears interest at prime (4.75% at September 30, 2004) plus 0.25% and requires monthly payments through its maturity of October 1, 2004. During the nine months ended September 30, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of September 30, 2004, $318,000 was outstanding under these term loans.

During the period ended March 31, 2004, we entered into a new debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in March 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. No amounts have been drawn down against this line of credit as at September 30, 2004. Equipment advances pursuant to the equipment line of credit were available to us through August 2004, however no amounts were drawn down against this line and it expired in accordance with its terms. Our debt facilities contain quarterly and annual financial covenants. As of September 30, 2004, we were in compliance with all covenants.

Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at September 30, 2004 are as follows (in thousands):

		Payments due in
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$318	$318	$—	$—	$—
Operating lease obligations	7,284	2, 646	2,408	2,137	93
Inventory purchase obligations	3,049	3,049	—	—	—
Total	$10,651	$6,013	$2,408	$2,137	$93

Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.

We plan to spend approximately $2-2.5 million during the remainder of the 2004 fiscal year for equipment, furniture and software.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $0.2 million for the nine months ended September 30, 2004, and $12.8 million and $40.1 million for the years ended December 31, 2003 and 2002, respectively. We may continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

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

Our quarterly operating results may fluctuate based on how well we manage our business. Some of the factors that may affect how well we manage our business include the following:

•                                          our ability to manage product introductions and transitions, including entering into new market segments;

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

The PC, CE and storage markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog and DVI based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Explore Tech, National Semiconductor, Novatek, nVidia, Phillips, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Sunplus, Texas Instruments, Thine, and Weltrend, are shipping products or have announced intentions to introduce products and/or other digital interface solutions that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, directly or indirectly, such as the integration of a DVI transmitter into a graphics processing unit or integration of a DVI receiver into a monitor controller.

In the CE market, our digital interface products are used to connect cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and High-bandwidth Digital Content Protection (“HDCP”), or HDMI with or without HDCP support. Companies that have announced or are shipping DVI-HDCP solutions include Texas Instruments (“TI”), Toshiba, Panasonic, Mstar, Thine, Broadcom and Genesis Microchip (“Genesis”). In addition, our video processing products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, Mediamatics, Micronas Semiconductor, Oplus, Phillips, Pixelworks and Trident. We also compete, in some instances, against in-house processing solutions designed by large original equipment manufacturers. We expect competition for HDMI products from the other HDMI founders and adopters, including Hitachi, Matsushita, Phillips, Sony, Thomson and Toshiba. Toshiba and Matsushita have or are close to having working HDMI solutions.

In the storage market, our fibre channel products face competition from companies selling similar discrete products, including PMC Sierra and Vitesse, from other fibre channel Serializer-Deserializer (“SerDes”) providers who license their core technology, such as LSI Logic, and from companies that sell Host Bust Adapters (“HBA”) controllers with integrated SerDes, such as QLogic and Agilent. In the future, our current or potential customers may also develop their own proprietary solutions that may include integration of SerDes.

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

Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which manufacturers of computers and digital displays will adopt the DVI specification. The adoption of DVI has been slower than we originally anticipated. The DVI adoption rate in the PC market was reported to be approximately 25%,12%, and, 7% in 2003, 2002 and 2001, respectively. Reportedly the Q3 2004 DVI adoption rate in the PC market is approximately 46%. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Further delays in the widespread adoption of the DVI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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

In order for the digital display market to grow, digital displays must be widely available and affordable to consumers. In the past, the supply of digital displays, such as flat panels, has been cyclical and consumers have been very price sensitive. Also, some manufacturers have implemented DVI interfaces that are not fully DVI-compliant. These interfaces often interfere with the operability of our products which function best with a fully DVI-compliant interface. Our ability to sustain or increase our revenue may be limited should there not be an adequate supply of, or demand for, affordable digital displays with DVI-compliant interfaces.

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

Although we are attempting to broaden our product offerings to include more products in the consumer electronics and storage markets, there can be no guarantee that we will succeed in this effort. To date, we have achieved reasonable success, but if we fail to consistently achieve design wins in the consumer electronics and storage markets, we will remain highly dependent on our PC related products for the PC industry.

Demand for our consumer electronics products is dependent on the adoption and widespread use of the HDMI specification.

Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (“TMDS”®) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption in December 2002 and version 1.1 of the specification was published for adoption in May 2004. We cannot predict the rate at which manufacturers will adopt the HDMI specification or if the specification will be adopted at all. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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

In addition, we believe that the rate of HDMI adoption may be accelerated by FCC rules requiring that after July 2005 high-definition set top boxes distributed by cable operators include a DVI or HDMI interface and that as of certain phase-in dates televisions marketed or labeled as “digital cable ready” include a DVI or HDMI interface. However, we cannot predict whether these rules will be amended prior to phase in or that their phase-in dates will not be pushed back or otherwise delayed. In the event that mandatory use of a DVI or HDMI interface were to be delayed beyond the currently anticipated time frame or not required at all, that could reduce the demand for our CE products, which would adversely affect our business.

                                                We believe that the adoption of HDMI may be affected by the availability of high quality digital content to devices equipped with HDMI or DVI interfaces. Typically high quality digital content is made available to devices equipped with HDMI or DVI interfaces through high-definition television or digital television distribution channels. To the extent that the availability of such content is delayed or not made available by the content owners or broadcasters and distributors of such content then demand for HDMI products could be delayed or reduced.

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

                                                With respect to our product offerings based upon the SteelVine architecture, there can be no assurance such product offerings will achieve the desired level of market acceptance in the anticipated timeframes or that such product offerings will be successful. Furthermore, there can be no assurance that we will be able to introduce these products into the marketplace on a timely basis and our inability to do so may adversely impact our ability to be successful with this line of products and would adversely affect our business. It is anticipated that the products based upon the SteelVine architecture will be sold into markets that the Company has no experience selling into. Furthermore, there is no established market for these products. There can be no assurance that the Company will be able to successfully market and sell the products based upon the SteelVine architecture and failure to do so would adversely affect our business.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three and nine months ended September 30, 2004, shipments to World Peace International, an Asian distributor, generated 15.7% and 13.9% of our revenue, respectively and shipments to Microtek, a distributor, generated 13.1% and 12.3% of our revenue, respectively. For the year ended December 31, 2003, shipments to World Peace International, generated 15% of our revenue, and shipments to Weikeng, a distributor, generated 8% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and / or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 47% and 44% of our revenue for the three and nine months ended September 30, 2004, respectively, 42% of our revenue for the year ended December 31, 2003, and 42% of our revenue for the year ended December 31, 2002. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new storage products for the consumer electronics and small and medium business markets and we expect to introduce new consumer electronics, storage and DVI products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•                  accurate prediction of market requirements and evolving standards, including enhancements to existing standards such as DVI, HDCP and SATA, and development and adoption of new or evolving standards such as HDMI, or significant modifications to existing standards such as SATA II;

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

The complex nature of our production process, which can reduce yields and prevent identification of problems until well into the production cycle or, in some cases, after the product has been shipped.

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the three and nine months ended September 30, 2004, 70.2% and 72% of our revenue, respectively, and for the years ended December 31, 2003, 2002, and 2001 74%, 72%, and 79% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

These risks could adversely affect our business and our results of operations. In addition, original equipment manufacturers that design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products are denominated exclusively in United States dollars, relative increases in the value of the United States dollar will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace. This in turn could lead to a reduction in sales and profits.

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

In April 2002, together with Sony, Phillips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. Version 1.0 of the specification was published for adoption on December 9, 2002. The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image’s patented underlying TMDS technology, optionally, along with Intel’s HDCP as the basis for the interface. The founders of the working group have signed a founder’s agreement in which each commits to license certain intellectual property to each other, and to adopters of the specification.

36

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

Securities class action suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is not granted final approval, we believe that these claims are without merit and we intend to defend vigorously against them. We and certain of our officers, together with certain investment banks and their current or former employees, were named as defendants in a securities class action suit filed against us on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants. We believe that the settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we intend to defend vigorously against them.

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

In April 2001, we filed suit against Genesis Microchip for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis’ behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis’s re-filed counterclaims with prejudice. In December 2002, the parties entered into a memorandum of understanding (“MOU”) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment order based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. On January 16, 2004, Genesis filed a notice of appeal. On August 26, 2004, the parties completed the filing of their respective appeal briefs. On October 26, 2004, the Court of Appeals for the Federal Circuit issued an order setting the oral arguments for the appeal on December 7, 2004.

There can be no assurance that Genesis will not undertake further efforts to avoid its obligations under the MOU, and that further proceedings (lawsuits, contempt citations, etc.) against Genesis, and certain of its executives, its counsel, and others may not be required to obtain compliance or to obtain redress for non-compliance. There can be no assurance that an appellate court will uphold the Court’s rulings or the MOU. There can be no assurance that further delays or noncompliance will not occur. The Court’s rulings of July 15, 2003 and December 19, 2003 indicate that Genesis violated certain provisions of the MOU, and of the protective order in the case, including disclosure of confidential information to Pixelworks. On August 5, 2003, Genesis and Pixelworks issued a joint press release terminating their proposed merger. In that press release, Genesis and Pixelworks jointly stated that “Pixelworks has confirmed that prior to signing the merger agreement, it reviewed the Memorandum of

Understanding that purported to settle the lawsuit between Genesis Microchip and Silicon Image, Inc.” While this litigation, including the appeal or any possible derivative proceedings, is pending, Genesis may use the technology covered by these patents to evelop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by these patents. Even if we prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products, or Genesis’s use of our technology in products that compete with our products may reduce demand or pricing for our products. In addition, even if the MOU is upheld on appeal, future disputes may occur, including those regarding whether and what intellectual property licenses were granted and the scope of any such licenses and the royalty rates and payment terms for such licenses, whether the MOU was breached, whether consent was fraudulently obtained, and whether a merger partner may succeed to the rights and/or the obligations under the MOU. These disputes may result in additional costly and time-consuming litigation or the license of additional elements of our intellectual property for free.

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

On August 18, 2004, we announced that the Company’s Chief Financial Officer, Robert G. Gargus, plans to retire from the company. Mr. Gargus intends to remain in his current position until a new CFO is hired and an orderly transition has taken place. The new CFO search will likely commence after the new CEO is hired. The timing of CFO searches and execution of orderly CFO transitions can be uncertain in general, and could result in organizational disruption. In addition, on August 18, 2004, we also announced that the Board of Directors named Dale Brown, the Company’s Corporate Controller, as the Company’s Chief Accounting Officer.

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the three and nine months ended September 30, 2004 and for the year ended December 31, 2003, customers and distributors located in Taiwan generated 22%, 29% and 34% of our revenue, respectively, and customers and distributors located in Japan generated 21%, 19% and 15% of our revenue, respectively. For the year ended December 31, 2002, customers and distributors located in Taiwan generated 34% of our revenue and customers and distributors located in Japan generated 12% of our revenue. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

We have recently established offices in Japan and the Republic of Korea (South Korea)

We have recently established offices in Japan and South Korea. Accordingly, we are subject to risks, including, but not limited to:

•                  being subject to Japanese and South Korean tax laws and potentially liable for paying taxes in Japan and South Korea;

•                  profits, if any, earned in Japan and South Korea will be subject to local tax laws and may not be repatriable to the United States;

•                  we have and will enter into employment agreements in connection with hiring personnel for the Japanese and South Korean offices and are governed by the provisions of the Japanese and South Korean labor laws; and

•                  the operations of the local office are and will be subject to the provisions of other local laws and regulations.

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

We may be unable to comply with the provisions of Section 404 of the Sarbanes-Oxley Act

If the Company is unable to complete its assessment as to the adequacy of its internal control over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of the Company's financial statements, which could result in a decrease in the value of the Company's Common Stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of such company's internal controls over financial reporting. In addition, the public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. While the Company is expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that the Company will not comply with all of the requirements imposed by Section 404.  If the Company fails to implement required new or improved controls, it may be unable to comply with the requirements of Section 404 in a timely manner.  This could result in a loss of confidence in the reliability of the Company's financial statements, which could cause the market price of the Company's common stock to decline and make it more difficult for the Company to raise additional capital if needed to finance its operations.

We may be unable to comply with changes in rules and guidelines associated with Section 404 compliance

Requirements imposed by Section 404 and the COSO rules or guidelines associated with measuring compliance are likely to change in the future.  This may require the Company to continue to expend significant resources and time in order to stay compliant.  Additionally, the Company is growing rapidly, and faces a rapidly changing and highly competitive market place.  These factors can result in changes in internal organization and processes, and can present challenges to ongoing compliance with these evolving requirements. As a result, compliance in any period cannot be viewed as an assurance that we will continue to be compliant in any subsequent period.

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

Equity Security Price Risk

Changes in the market price of Leadis Technology Inc. market price will impact the valuation of our investment in this company. Based on the market value of Leadis stock as of November 1, 2004, the value of our holding as of that date, compared to September 30, 2004, declined by approximately $1.1 million.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and substantially all of our expenses are incurred in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates could have a material effect on our future operating results or cash flows; however, a long-term change in foreign currency rates could result in increased wafer, packaging, assembly or testing costs.

Item 4.  Controls and Procedures

(a)                                  Evaluation of Controls and Procedures.  We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures at the end of the fiscal quarter covered by this report.  The evaluation took into account the conduct of and results of the Audit Committee examination completed in February 2004, the subsequent enhancements to the Company’s control environment described below, and the receipt of notice from the Company’s independent auditors that, in connection with the 2003 year-end audit, they had identified a reportable condition relating to internal controls.  The evaluation also took into account the written confirmation of the reportable condition provided by our auditors stating they were aware of deficiencies in the Company’s internal control structure design related to the overall internal control environment regarding our Chief Executive Officer’s communication and operating style and his periodic involvement in revenue recognition discussions.  Based upon that evaluation our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that our controls and procedures as of the end of the period covered by this report were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required, and that with respect to the reportable condition,, the Company’s control environment could be further enhanced, as discussed below:

(b)                                 Changes in Internal Controls.  As a result of our own evaluation, as well as recommendations provided by the Audit Committee we have implemented a series of internal measures designed to enhance the Company’s overall internal control environment.  These measures included (i) restructuring some reporting relationships among management and clarifying management roles and responsibilities, (ii) improving communication within the management team and between the management team and the Board of Directors, including the Audit Committee,  (iv) adding additional resources and personnel to key control functions and (v) implementing training and compliance programs.  Many of these measures by their nature represent an ongoing process that will be subject to continuing evaluation and evolution based upon changing business conditions and subject to review by our Board of Directors, Audit Committee and auditors. In addition, the Company has announced plans to recruit a new chief executive officer and separate the roles of Chairman and chief executive officer, and has made significant progress towards this goal during the third quarter of fiscal 2004. Finally, in connection with its documentation and testing in preparation for Sarbanes Oxley Section 404 reporting and attestation, the Company has identified, made and is making a number of additional enhancements to its documentation and processes to strengthen its internal control systems, none of which have materially affected, or are expected to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting since 2003. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

In preparation for Sarbanes Oxley Section 404 requirements the Company has expended significant resources and time in documenting and testing its internal controls. The nature of the ongoing 404 attestation requirements require recurring testing and remediation as a means of continuous improvement.  The Company’s testing to date has identified several areas which have been and or are in the process of being remediated.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II.  Other Information

Item 1.  Legal Proceedings

On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (“ITC”) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims,  which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. The Court has not ruled on pending motions regarding the disposition of the money held by the Court. On January 16, 2004, Genesis filed a notice of appeal. On August 26, 2004, the parties completed the filing of their respective appeal briefs. On October 26, 2004, the Court of Appeals for the Federal Circuit issued an order setting the oral arguments for the appeal on December 7, 2004. To date, we have not received any cash payments nor have we recognized any revenue associated with this litigation. Due to the continuing and contentious nature of this litigation, we will not record any income or revenue related to this matter until the litigation is complete and all other income and revenue recognition criteria have been satisfied. Management intends to prosecute our position vigorously until this matter is resolved. Through September 30, 2004, we have spent approximately $10.9 million on this matter and expect to continue to incur significant legal costs until the matter is resolved.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied the underwriters’ motion to dismiss and ordered that the case may proceed against issuers including against Silicon Image. A proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is granted final approval, we do not expect it to have a material effect on our results of operations or financial position. In the event that the settlement is not approved, we could not accurately predict the outcome the litigation, but we intend to defend this matter vigorously.

Silicon Image, certain officers and directors, and Silicon Image’s underwriters were named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) pending in Federal District Court for the Southern District of Florida. The plaintiff filed an action on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image has not been served with a copy of the complaint. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, were dropped as defendants. We believe that the proposed settlement described above, if granted final approval, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we would defend this matter vigorously.

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

Silicon Image and certain of its officers were named as defendants in consolidated securities class action litigation captioned “In re Silicon Image, Inc. Securities Litigation, No. C-03-5579 JW PVT”, commenced on December 11, 2003 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between April 15, 2002 and November 15, 2003. The lawsuit alleges that Silicon Image had materially overstated its licensing revenue, net income and financial results during this time period, and that Silicon Image was being forced to restate its financial results. Following the announcement by the Audit Committee of Silicon Image’s Board of Directors that it has completed its examination and that it has concluded that no changes to Silicon Image’s previously announced financial results are required, the plaintiffs dismissed the lawsuit in March 2004.

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

The amount of legal fees we incur with respect to the litigation matters described above will depend on the duration of our litigation matters, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2004 with respect to the litigation matters described above, however, we do expect to incur substantial amounts until the matters are resolved.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1	Amended and Restated Employment Offer letter of Steve Tirado, dated April 1, 2004

10.2	Employment Offer Letter of Patrick Reutens, dated September 20, 2004

10.3

Description of death benefits for Parviz Khodi (incorporated by reference to Item 1.01 of the Form 8-K filed by the registrant on Oct. 1, 2004).  The registrant has not executed a written document with Mr. Khodi’s estate providing for such benefits and accordingly, contrary to the Form 8-K, no document amending vesting terms of Mr. Khodi’s stock option agreements is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 12 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2004	Silicon Image, Inc.

/s/ Robert G. Gargus
Robert G. Gargus
Vice President Finance and Administration and Chief
Financial Officer
(Principal Financial and Accounting Officer)