Form 10-K
period 2004-12-31
SILICON IMAGE INC
filed 2005-03-16
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, $0.001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).     Yes ☑          No ☐
      The aggregate market value of voting and non-voting common equity held by non-affiliates at June 30, 2004 was approximately $793,090,145, based on the last reported sale price of common stock on the NASDAQ Stock Market on that date of $13.11 per share. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock (based on Schedule 13G reports filed by such persons in February 2004) and shares held by officers and directors of the Registrant as of June 30, 2004 have been excluded because such persons may be deemed to be affiliates. The number of shares of the Registrant’s common stock outstanding as of December 31, 2004 was 78,132,000. Portions of the Proxy Statement for the 2005 Annual Meeting of stockholders to be held on May 24, 2005, are incorporated by reference in Part III of this Form 10-K.

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Annual Report on Form 10-K entitled “Factors Affecting Future Results,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Annual Report on Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will”, “can”, “should”, “could”, “estimate”, based on”, “intended”, “would”, “projected”, “forecasted” and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any updates or revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by Silicon Image, Inc. in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.
PART I

Item 1.	Business
      Silicon Image is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. The Company’s mission is to be the leader in defining the architectures, intellectual property (IP) and semiconductor technology required to build secure digital content delivery systems. To ensure that rich digital content is available across devices, whether consumer electronics (CE), personal computers and displays (PC) or storage devices, they must be architected for content compatibility and interoperability.
      Silicon Image’s strategy entails establishing industry-standard, high-speed digital interfaces and building market momentum and leadership through its first-to-market, standards-based IC products. Further leveraging its IP portfolio, the company broadens market adoption of the Digital Visual Interface (DVI), High-Definition Multimedia Interfacetm (HDMItm) and Serial ATA (SATA) interfaces by licensing its proven IP cores to companies providing advanced system-on-a-chip solutions incorporating these interfaces. Licensing, in addition to creating revenue and return on engineering investment in market segments we choose not to address, creates products complementary and in some cases competitive to our own that expand the markets for our products and help to improve industry wide interoperability.
      Silicon Image is a leader in the global PC and digital display arena with its innovative PanelLink branded digital interconnect technology, which enables an all-digital connection between PC host systems, such as PC motherboards, graphics add-in boards and notebook PCs and digital displays such as LCD monitors, plasma displays and projectors. Silicon Image’s PanelLink technology serves as the basis for both the DVI standard as well as for the popular HDMI standard, designed for CE applications. Silicon Image’s PanelLink DVI and HDMI solutions are the most popular DVI and HDMI implementation in the market, with more than 80 million units shipped to date.
      In 2000, in order to decrease our dependence on the PC business, we embarked upon a plan to diversify into the CE and storage markets. Products sold into the PC market have been declining as a percentage of our total revenues and generated 23.8% of our revenue in 2004, 32.0% of our revenue in 2003, and 58.1% of our revenues in 2002. If we include licensing revenues, these percentages would be 24.0%, 34.9%, and 62.6% for the years ended December 31, 2004, 2003, and 2002, respectively.
      Leveraging our core technology and standards-setting expertise, Silicon Image is a leading force in advancing the adoption of HDMI, the digital audio and video interface standard for the consumer electronics market. Introduced in 2002 by founders Hitachi Ltd. (Hitachi), Matsushita Electric Industrial Co. (MEI or

Panasonic), Philips Consumer Electronics International B.V. (Philips), Silicon Image, Sony Corporation (Sony), Thomson Multimedia, S.A. (Thomson or Thomson RCA) and Toshiba Corporation (Toshiba), HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically improves quality and simplifies cabling. Based on the same core technology used by the DVI standard, Silicon Image’s HDMI technology is also marketed under the PanelLink brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by Hollywood studios as the technology of choice for the secure distribution of premium content over uncompressed digital connections. Silicon Image shipped the first HDMI-compliant silicon to the market and currently remains the market leader for HDMI functionality.
      Products sold into the CE market have been increasing as a percentage of our total revenues and generated 41.2%, 24.9% and 11.0% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. If we include licensing revenues, these numbers would be 48.8%, 32.2%, and 11.1% for the years ended December 31, 2004, 2003, and 2002, respectively. Our CE products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs, HDTVs, A/ V receivers, set-top boxes (STBs) and DVD players. Demand for our products will be driven primarily by the adoption rate of the HDMI standard within these product categories.
      In the storage market, Silicon Image has assumed a leadership role in SATA, the new high-bandwidth, point-to-point interface that is replacing parallel ATA in desktop storage and making inroads in the enterprise arena due to its improved price/performance. Silicon Image is a leading supplier of discrete SATA devices with multiple motherboard and add-in-card design wins. Silicon Image’s SATALinktm branded solutions are fully SATA-compliant and offer advanced features and capabilities such as Native Command Queuing, port multiplier capability and ATAPI support. Silicon Image also supplies high-performance, low-power Fibre Channel Serializer/ Deserializer (SerDes) to leading switch manufacturers.
      In September 2004, Silicon Image introduced its first products based on its SteelVinetm storage architecture that is expected to serve the storage needs of the Small to Medium Business (SMB) and consumer electronics markets with a system-on-a-chip implementation that includes a high-speed five-port switch, two micro-processors, firmware and the SATA interface, among other features. There have not been any volume shipments on these products. Products sold into the storage market, as a percentage of our total revenues, generated 23.0%, 29.4%, and 22.7% of our revenue for the years ended December 31, 2004, 2003, and 2002, respectively. If we include licensing revenues, these numbers were 27.1%, 32.9%, and 26.3%, for the years ended December 31, 2004, 2003, and 2002, respectively. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine architecture, and the extent to which SATA and Fibre Channel functionality are integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary.
      Prior to 2000, we focused most of our efforts on the sale and development of PanelLink DVI transmitters, receivers and controllers for the PC and display market. In 2000, we began focusing our resources on entering two new markets, CE and storage, which we believed would grow significantly and in which we could apply our technology and expertise in high-speed serial interfaces. During 2000, we acquired DVDO, a provider of digital video processing systems for the CE market and Zillion, a developer of high-speed transmission technology for data storage applications.
      In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue, and restructuring the company to improve profitability. During 2001, we acquired CMD, a provider of storage subsystems and semiconductors designed for storage area networks, and SCL, a provider of mixed-signal and high-speed circuit designs.
      During 2002, we achieved double-digit sequential revenue growth in each fiscal quarter, resulting in annual revenue of $81.5 million, which was a 57% increase from 2001 revenue levels. We also began to see the benefits of our diversification strategy, which resulted in establishing a presence in the CE and storage markets. Additionally, we were able to successfully leverage our intellectual property to generate $6.7 million of development, licensing and royalty revenue. We also focused on improving our profitability and reducing our cash usage.
      During 2003, we achieved solid revenue growth, resulting in annual revenue of $103.5 million, representing a 27% increase compared to 2002. This growth was the result of our diversification strategy and the continued expansion of our presence in the CE and storage markets. Additionally, we were able to successfully leverage our intellectual property to generate $14.2 million of development, licensing and royalty revenue.
      During 2004, we achieved strong growth, resulting in annual revenue of $173.2 million, representing a 67.3% increase compared to 2003. We continued to take advantage of our diversification strategy and successfully expanded our presence in the growing CE and storage markets. Additionally, we were able to successfully leverage our intellectual property to generate $20.8 million of development, licensing and royalty revenue.
      In the storage market, we had a number of new and advanced product offerings during 2004. We were able to achieve numerous design wins with our SATALink products. In particular, there was widespread market acceptance of the PCI to four-port SATA solutions for the PC and server markets and a number of major manufacturers incorporated our products into their motherboards. We believe we are well positioned to benefit from the continuing transition to SATA technology. Furthermore we expect to leverage our storage expertise in the new and rapidly growing area for CE storage devices through our SteelVinetm achitecture. We anticipate that many next-generation consumer devices such as set-top boxes, Personal Video Recorders (PVRs) and media PCs are likely to have one or more external SATA ports. Demand declined throughout 2004 for our parallel ATA products as the market continued to transition from these technologies to serial ATA. We expect demand for these legacy products to continue to decrease significantly throughout 2005 and beyond.
      In the PC market, during 2004, our business was favorably impacted by the better than expected ramp in Intel’s Grantsdale platform, a new Intel integrated graphics chipset (IGC) in desktop computers supporting Intel’s new PCI Express bus interface technology. As PC manufacturers transitioned to PCI Express technology, they also transitioned to new DVI transmitters compatible with PCI Express IGCs. In addition, our business in the PC market was favorably impacted by strong demand for our integrated panel controllers that are incorporated into LCD panels used in all-digital LCD monitors.
      When Intel moved from PCI to PCI Express on the Grantsdale platform, it changed the interface for DVI transmitters and moved from the Digital Video Output (DVO) interface to the new Serial Digital Video Output (SDVO) interface. Our DVI transmitter was designed to work with Intel’s SDVO port in the Intel Grantsdale platform, and sales of this transmitter will continue to be driven by the success of the Grantsdale platform where DVI is offered.
      DVI-based solutions also found their way into CE applications during 2003 and 2004. Revenue for these solutions is included in our CE revenues. We expect the majority of these DVI CE applications to migrate to HDMI during 2005. The PC market saw DVI adoption expand significantly in 2004 to reach an estimated 46% on PC hosts with 82% on graphics cards. We expect DVI adoption rates to continue to expand over the next two years as the market moves away from analog and dual-mode (combination of analog and digital) solutions to all-digital, higher quality and lower-cost solutions. Correspondingly, we expect the prices of digital displays to continue to decrease and drive increased demand for digital only displays that incorporate DVI transmitters and panel controllers such as those sold by us. We expect to introduce our next generation of panel controllers during 2005.
      Generally, our transmitter products continued to experience competitive pressure, primarily from integration by the graphics chip suppliers such as ATI Technologies and nVidia. Thine Electronics and Texas Instruments also remain competitors. Because of this increased competition there were lower average selling prices for these products during 2004. We expect graphics card manufacturers to continue to integrate a transmitter into their graphics chip, thus eliminating the need for a discrete transmitter device in many host products. Solutions that utilize the integrated graphics supplied by the Intel chipset and that wish to connect to the LCD monitor via DVI will be the primary focus of our transmitter business. In addition, we generated licensing revenue by licensing certain technology to companies for use in making products for the dual-mode interface market.
      In 2004, we launched PanelLink Cinema Partnerstm, LLC; a wholly-owned subsidiary of Silicon Image, Inc. PanelLink Cinema Partners is chartered with the growth and proliferation of the PanelLink Cinema Partners initiative, and is currently supported by Hitachi, LG, Mitsubishi, Sanyo, Samsung, Sony, Sunplus, and others. The PanelLink Cinema Partners program is aimed at providing consumers with a simple means to identify HDTV’s and other consumer electronic devices as being content ready devices — that is, the PLC content ready logo identifies them as having been tested for HDCP functionality, and interoperability with other PanelLink branded consumer devices. We believe that the consumer electronics industry is in the early stages of a transition to high-definition all-digital content. Our goal is to provide leadership in defining a secure content delivery infrastructure that will help power this transition.
      In 2005, we entered a three-year joint development, marketing and manufacturing relationship with Sunplus, a long time customer. In this relationship, Sunplus will license certain digital video processor technology to us, and we will collaborate on product development. In addition, we agreed to invest $380,000 for a minority interest in a new Taiwan-based joint venture with Sunplus which would provide product engineering and other services, and arrange for manufacturing of certain digital video processor products. We have agreed to place orders for specified volumes of products with this joint venture through 2007, so long as the joint venture meets our requirements for quality, timeliness, and competitive pricing.
Markets and Customers
      We focus our sales and marketing efforts on achieving design wins with leading original equipment manufacturers (OEMs) of PC, CE and storage products. In most cases, these OEMs outsource manufacturing functions to third parties. Therefore, once our product is designed into an OEM’s product, we typically work with the OEM’s third-party manufacturer to facilitate the design for production. After the design is complete, we sell our products to these third-party manufacturers either directly or indirectly through distributors.
      Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 47%, 41%, and 41%, of our revenue in 2004, 2003 and 2002, respectively. The increase in 2004 from 2003 and 2002 levels can be attributed to the increased level of purchasing activities with these distributors. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. Our revenue, generated through distributors, was 45% in 2004, compared to 42% in both 2003 and 2002. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors. A substantial portion of our business is conducted outside the United States; as a result we are subject to foreign business, political and economic risks. Nearly all our products are manufactured in Taiwan or elsewhere in Asia and for the years ended December 31, 2004, 2003, and 2002, 72%, 74%, and 72% of our revenue, respectively, was generated from customers and distributors located outside the United States, primarily in Asia.
Products
      Silicon Image, Inc. is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. To ensure that rich digital content is available across devices, consumer electronics, PC and storage devices must be architected for content compatibility and interoperability. Our industry and the markets we serve are characterized by rapid technological advancement. We constantly strive for innovation in our product offerings. We introduce products to address markets or applications that we have not previously addressed, and to replace our existing products with products that are based on more advanced technology and that incorporate new or enhanced features. Silicon Image markets products to the CE, PC and displays, and storage markets. We expect to continue integrating more functionality into our existing products in order to enhance their performance and capabilities.
      When we introduce replacement products, we notify our customers in advance, work with our customers to qualify and migrate to our newer products and accept final orders for replaced products, thereby enabling us to eventually discontinue production and support for older, less advanced products. We may decide to phase out products for reasons other than new product introductions. Such reasons could include failure of products to achieve market acceptance, changing market conditions and changes in business strategy.
Consumer Electronics
      Developed by Sony, Hitachi, Thomson (RCA), Philips, Matsushita (Panasonic), Toshiba and Silicon Image as the digital interface standard for the consumer electronics market, the HDMI specification combines uncompressed high-definition video and multi-channel audio in a single digital interface to provide digital quality over a single cable.
      Silicon Image’s Transition Minimized Differential Signaling TMDS® technology serves as the basis for HDMI, as well as for the Digital Visual Interface (DVI) standard designed for PC applications.
      Fully backward-compatible with products incorporating DVI (also pioneered by Silicon Image), HDMI offers additional consumer enhancements such as automatic format adjustment to match content to its preferred viewing format, and the ability to build in intelligence so one remote click can configure an entire HDMI-enabled system. HDMI has the support of major Hollywood studios and offers significant advantages over analog A/ V interfaces, including the ability to transmit uncompressed, high-definition digital video and multi-channel digital audio over a single cable.
      Silicon Image’s HDMI products are branded under the PanelLink product family and have been selected by many of the world’s leading CE companies.
      PanelLink HDMI Transmitters. Our PanelLink HDMI transmitter products reside on host systems, such as DVD players, DVD recorders, A/ V receivers, STBs, PVRs and D-VHS players. PanelLink Cinema transmitters encrypt digital video and audio from a source device, combine it in a single, HDMI-compliant stream and transmit the secure content to a HDMI receiver in a display. Our PanelLink HDMI transmitter products include:

PanelLink HDMI Transmitters

	HDMI	Maximum	Maximum
Product	Outputs	Resolution	Bandwidth	Target Applications

SiI 9030	1	1080p	5 Gbps	DVD players, DVD recorders, A/V receivers, set-top boxes, PVRs, D-VHS players
SiI 9190	1	720p/1080i	2.58 Gbps	HDTV digital set-top boxes, DVD and D-VHS players, A/V receivers
      PanelLink HDMI Receivers. Our PanelLink HDMI receiver products reside in display systems, such as DTVs, HDTVs, plasma TVs, LCD TVs, rear-projection TVs and front projectors, as well as A/ V receivers. PanelLink HDMI receivers decode and decrypt an incoming HDMI stream and deliver YPbPr or analog RGB video along with digital audio. Our PanelLink HDMI receiver products include:

PanelLink HDMI Receivers

	HDMI	Maximum	Maximum
Product	Inputs	Resolution	Bandwidth	Target Applications

SiI 9011	1	1080p	5 Gbps	DTVs, plasma TVs, LCD TVs, projectors
SiI 9021	2	1080p	5 Gbps	DTVs, plasma TVs, LCD TVs, projectors
SiI 9031	2	1080p	5 Gbps	A/V receivers, plasma TVs, LCD TVs, DTVs
SiI 9993	1	720p/1080i	2.58 Gbps	DTVs, plasma displays, LCD TVs, projectors

      Digital Video Processors. Our digital video processor products are high-quality, digital video format converters that convert any standard-definition interlaced video signal to a non-interlaced signal, resulting in higher-definition images. These products are suitable for DTVs, HD-ready TVs or monitors, LCD TV, LCD, or digital light processing projection DTVs, projectors, or progressive scan DVD players. Our digital video processor products include:

Digital Video Processors

	HDMI
Product	Inputs	Key Features	Target Applications

SiI 8100	1	HDMI & component video inputs, 3-D motion adaptive deinterlacer, scaling, frame rate conversion, 2:2 & 3:2 inverse pull-down, PIP	HD-ready TVs, multi-function monitors
SiI 504	0	Horizontal scaler, 3-D motion adaptive deinterlacer, 2:2 & 3:2 inverse pull-down	Progressive scan DVD players, DTVs, LCD TVs, projectors
PCs and Displays
      Pioneered by Silicon Image and introduced by the Digital Display Working Group (DDWG), DVI is the de facto standard for connecting PCs to digital displays. DVI defines a robust, high-speed serial communication link between host systems and displays — enabling sharper, crystal-clear images and lower cost designs. Accommodating bandwidth in excess of 165 MHz, DVI provides UXGA support with a single-link interface.
      Silicon Image’s DVI products are branded under the PanelLink product family with well over 60 million DVI-based units shipped into PC and digital display applications.
      PanelLink DVI Transmitters. Our PanelLink DVI transmitter products reside on host systems, such as PC motherboards, graphics add-in boards and notebook PCs. Transmitters take a stream of digital data from a graphics source, convert it to DVI-compliant digital output and transmit that output to a receiver in a display. Our PanelLink DVI transmitter products include:

PanelLink DVI Transmitters

	Maximum	Maximum
Product	Resolution	Bandwidth	Target Applications

SiI 1362	UXGA (1600 x 1200 pixels)	5 Gbps	PC motherboards, notebook PCs
SiI 1364	UXGA (1600 x 1200 pixels)	5 Gbps	Intel SDVO ADD2 cards
SiI 1160	UXGA (1600 x 1200 pixels)	5 Gbps	Internal display interfaces, embedded/ specialty applications
SiI 1172	QXGA (2048 x1536 pixels)	6.8 Gbps	Desktop PC motherboards and add-in boards, notebook PCs
SiI 1162	UXGA (1600 x 1200 pixels)	5 Gbps	Desktop PC motherboards and add-in boards, notebook PCs
SiI 178	QXGA (dual link) (2048 x 1536 pixels)	10 Gbps	Desktop PC motherboards and add-in boards that support Dual-Link DVI
SiI 164	UXGA (1600 x 1200 pixels)	5 Gbps	Desktop PC motherboards and add-in boards, notebook PCs
      PanelLink DVI Receivers. Our PanelLink receiver products reside in display systems, such as flat panel displays and projectors. Receivers receive DVI-compliant digital input and restore the video data format. Our receivers also contain functionality that simplifies the design of digital displays. Our PanelLink DVI receiver products include:

PanelLink DVI Receivers

	Maximum	Maximum
Product	Resolution	Bandwidth	Target Applications

SiI 1169	UXGA (1600 x 1200 pixels)	5 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 1171	QXGA (2048 x1536 pixels)	6.8 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 1161	UXGA (1600 x 1200 pixels)	5 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 1151	SXGA (1280 x 1024 pixels)	3.36 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 163B	QXGA (2048 x 1536 pixels)	10 Gbps	Desktop monitors that support Dual-Link DVI
SiI 141B	High-refresh XGA (1024 x768 pixels)	2.58 Gbps	Flat panel displays, projectors, embedded/ specialty/retail and industrial, LCD panels
      PanelLink DVI Controllers. Our PanelLink controller products are suitable for display systems such as flat panel displays and digital televisions. Our PanelLink controller products include:

PanelLink DVI Controllers

	Maximum	Maximum
Product	Resolution	Bandwidth	Key Features	Target Applications

SiI 863	SXGA+ (1400 x 1050 pixels)	3.36 Gbps	LVDS Tx, scaling, on-screen display, power management, gamma correction, dithering	Flat panel displays, plasmas, projectors, embedded/ specialty/ retail and industrial
SiI 861	SXGA+ (1400 x 1050 pixels)	3.36 Gbps	HDCP, LVDS Tx, scaling on-screen display, power management, gamma correction, dithering	LCD and flat panel displays
SiI 859	SXGA+ (1400 x 1050 pixels)	3.36 Gbps	HDCP, scaling, on- screen display, power management, gamma correction, dithering	LCD microdisplays
      Intelligent Panel Controllers. Our Intelligent Panel Controller products are programmable controllers with integrated timing controllers that reside on the LCD display module. These products receive digital input, restore the video data format and directly interface with the LCD module electronics. Our Intelligent Panel Controller products include:

Intelligent Panel Controllers

	Maximum	Maximum
Product	Resolution	Bandwidth	Key Features	Target Applications

SiI 1257	WUXGA	165MHz	PanelLink receiver TTL LCD timing controller	LCDs for flat panel displays
SiI 263	UXGA	140 MHz	PanelLink receiver RSDS LCD timing controller	LCDs for flat panel displays
SiI 253	SXGA	140 MHz	PanelLink receiver TTL LCD timing controller	LCDs for flat panel displays
SiI 215A	WXGA (1280 x 768 pixels)	85 MHz	1 channel LVDS input interface, RSDS output	LCDs for notebook PCs and flat panel displays
Storage
      Silicon Image sells a variety of storage products that facilitate today’s demanding storage applications. One of these, is our SteelVine product line, which is designed to integrate RAID-type functionality into a single chip and significantly lower the cost of highly reliable storage solutions for the SMB and CE markets.
      Silicon Image continues to introduce higher-levels of SATA integration, driving higher SATA performance and functionality, and delivering a family of SATA system-on-a-chip solutions and systems for the home, SMB, and enterprise markets.
      Serial ATA offers a number of benefits over parallel ATA interfaces, including higher bandwidth, scalability, lower voltage and narrower cabling. As a result, SATA is expected to become the standard drive interface for desktop and notebook PCs and is expected to establish a significant presence in both enterprise storage and CE applications through external SATA (e-SATA) connections.
      Silicon Image’s new SteelVine storage architecture enables a new class of storage systems solutions available to the SMB and consumer electronics markets. SteelVine-based systems deliver enterprise-class features such as virtualization, RAID, hot-plug and hot spare, in appliance-like solutions that are simple, reliable, affordable and scalable. The first system implementation of the SteelVine architecture, the SV2000tm, leverages a standard SATA interface to provide a sophisticated RAID solution that does not require special OS drivers or RAID software to load or configure.
      SteelVine Storage Systems. The products in our in SteelVine storage systems family include a 5-drive SATA array and a two and four-external port host bus adapter that maximize the performance of the SV2000. Our storage systems products include:

SteelVine Storage Systems

	Key Features	Target Applications

SV2000	5-drive external SATA array with SteelVine processor includes proprietary firmware at time of manufacturing	SMB data storage applications
SV-HBA-3124-2(4)	2 & 4-external port PCI-X-to-SATA II host bus adapter	SMB data storage applications
      Silicon Image’s proven multi-layer approach to providing robust, cost-effective, multi-gigabit semiconductor solutions on a single chip for high-bandwidth applications, lends itself well to SATA storage market applications.
      Silicon Image has assumed a leadership role in driving SATA adoption across desktop and enterprise platforms. Silicon Image’s semiconductor products are branded under the SATALink product family and lead the market with more than seven million SATA-based units shipped into host bus adapter and device-side storage applications.

SATALink Serial ATA Host Controllers and Device Bridges.
      The products in our SATALink family include six host controllers, and two bridge ICs that enable customers to begin to incorporate SATA while they transition from parallel ATA. Our SATA controller, and device bridge products are based on the SATA specifications published by the Serial ATA International Organization (SATA-IO) and include:

SATALink Serial ATA Controllers and Device Bridges

	Number of
Product	Ports	Key Features	Target Applications

SiI 3132	2	Single chip, dual-channel, x1 PCI-to-SATA II host controller, SATARAIDtmsoftware, 1st Party DMA, hot plug, ATAPI, port multiplier with FIS-based switching, variable output strengths for backplane support, Supports up to 3Gb/s per channel.	PC motherboards, server motherboards, add-in-cards, embedded applications
SiI 3124-2	2	Single chip, dual-channel, PCI-X-to-SATA II host controller, SATARAIDtm software, 1st Party DMA, hot plug, ATAPI support, port multiplier support with FIS- based switching, variable output strengths for backplane support, Supports up to 3Gb/s per channel.	Server motherboards, server add-in- cards, host bus adapters, RAID subsystems, embedded applications
SiI 3124-1	4	Single-chip, quad-channel, PCI-X-to-SATA host controller, SATARAIDtmsoftware, 1st Party DMA, hot plug, ATAPI support, port multiplier support with FIS-based switching, variable output strengths for backplane support, Supports up to 1.5Gb/s per channel.	Server motherboards, server add-in- cards, host bus adapters, RAID subsystems, embedded applications
SiI 3114	4	Single-chip, quad-channel, PCI-to-SATA host controller, SATARAIDtmsoftware, hot plug, ATAPI support, variable output strengths for backplane support	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded applications
SiI 3112 ATAPI	2	Single-chip, dual-channel, low pin-count PCI-to-SATA host controller, SATARAIDtm software, hot plug, applications	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded
SiI 3112	2	Single chip, dual-channel, PCI-to-SATA host controller, SATARAIDtmsoftware, hot plug, ATAPI support	PC motherboards, RAID or non- RAID disk controller add-in cards, storage and embedded systems

SATALink Serial ATA Controllers and Device Bridges

	Number of
Product	Ports	Key Features	Target Applications

SiI 3811	1	Serial ATA-to-Parallel ATA device bridge, ATAPI support	Notebook and PC motherboards, ATAPI devices
SiI 3611	1	Serial ATA-to-Parallel ATA device bridge, ATAPI support	Optical and hard disk drives, storage systems, add-in cards, ATAPI devices
      Parallel ATA Controller. Our parallel ATA controller serves products incorporating the parallel ATA interface such as motherboards, add-in cards and embedded systems. Our parallel ATA controller product is:

Parallel ATA Controllers

Product	Key Feature	Target Applications

SiI 0680	Ultra ATA/ 133 PCI-to-ATA host controller	PC Motherboards, PC add-in-cards, server motherboards, host bus adapters, embedded applications
      Fibre Channel SerDes. Our Fibre ChannelSerializer/ Deserializer (SerDes) products are low-power, high-quality (low-jitter), cost-effective solutions for applications such as host bus adapters (HBAs) and switches that connect PCs and servers to large storage banks. Our Fibre Channel products include:

Fibre Channel SerDes

	Number of
Product	Ports	Key Features	Target Applications

SiI 2024	4	2.125G Quad channel, Fibre Channel SerDes, 1.8V core	HBAs, switches, routers
SiI 2022	2	2.125G Single channel, Fibre Channel SerDes, 3.3V core	HBAs, switches, routers
SiI 2020A	1	2.125G Single channel, Fibre Channel SerDes, 2.5V core	HBAs, switches, routers
Promotion of Industry Standards
      A key element of our business strategy is the development and promotion of industry standards in our target markets. Current standards efforts include:

High-Definition Multimedia Interface (HDMI)
      We, together with Sony, Matsushita (Panasonic), Philips, Thomson (RCA), Hitachi and Toshiba, entered into a Founder’s Agreement and formed a working group to develop a specification for a next-generation digital interface for consumer electronics. In December 2002, the final specification for High-Definition Multimedia Interface (HDMItm) 1.0 was released. In May 2004, the HDMI specification was modified (HDMI 1.1) to include DVD audio-related capabilities. The HDMI 1.1 specification is based on our TMDS® technology, the underlying technology for DVI 1.0, and has received strong support from Fox and Universal Studios (now NB Universal), DirecTV and Echostar. Because of the number of devices and the dynamic nature of the consumer electronics market it is expected that the HDMI standard will evolve over time. As an HDMI Founder, Silicon Image has actively participated in the evolution of the HDMI specification. Additionally, the HDMI standard has been approved as a digital connection by the Federal Communications Commission (FCC) and DVD Forum for use in TVs and STB and for use in DVD players. This is discussed in more detail below.
      As of December 31, 2004, one hundred and sixty two companies had signed HDMI Adopters Agreements, under which adopters are granted a standard license to the HDMI specification and necessary patents. We expect HDMI to become a standard digital interface for consumer electronics products that carry digital audio and video signals.

      As a requirement under the HDMI specification, manufacturers are required to test their first product in each of four product categories at an independent HDMI Authorized Testing Center (ATC). We operate an HDMI ATC that tests manufacturer products for conformance to the HDMI specification. Our HDMI ATC opened in August of 2003. We charge a per product fee for testing in the following categories: (i) source devices, such as DVD players, (ii) sink devices, such as televisions, (iii) repeater devices, such as AV receivers, and (iv) HDMI cables.
      In October 2003, the FCC published its proposed rules for the compatibility between cable systems and consumer electronics devices. In November 2003 and March 2004, these rules known as the Plug & Play Final Rules (Plug & Play Rules), became effective. The Plug & Play Rules in setting forth the most recent rules governing the U.S. transition to digital television state that by July 1, 2005, all high-definition STBs distributed by cable operators must include either an HDMI/ HDCP or DVI/ HDCP interface. Further, the Plug & Play Rules state that in order for a consumer electronics product, such as a television, to be marketed or labeled “digital cable ready” it must include either an HDMI/ HDCP or DVI/ HDCP interface. In the past, the FCC has made modifications to its rules and timetable for the digital television transition and it may do so in the future.

High-bandwidth Digital Content Protection (HDCP)
      In 2000, the High-bandwidth Digital Content Protection (HDCP) specification HDCP 1.0 was published by Intel, with contributions by Silicon Image, acknowledged in the specification. The specification was developed to provide a content-protected link from host devices, such as PC’s, set-top boxes and DVD and D-VHS players, to displays such as computer monitors, HDTVs and digital TVs. This technology has support from certain members of the Motion Picture Industry Association and aims to prevent high-definition movie content from being copied when transmitted over a digital link. In 2003, the HDCP specification was modified and made available for use over HDMI interfaces.
      In November 2003, the FCC published its proposed rules for the protection of digital broadcast content. In January 2004, these rules known as the Broadcast Flag Final Rules (Broadcast Flag Rules) became effective. The Broadcast Flag Rules state that high-definition television broadcast can only be transferred digitally between consumer electronics devices if an authorized digital output technology is utilized. HDCP is listed as one of the authorized digital output protection technologies and DVI and HDMI are listed as two of the approved transport mechanisms. In the past, the FCC has made modifications to its rules and timetable for the digital television transition and it may do so in the future.

DVD Copy Control Association
      In addition, the DVD Copy Control Association, responsible for licensing CSS (Content Scramble System) to manufacturers of DVD hardware, discs and related products, has approved HDMI for use in DVD players as an authorized digital output of CSS protected content.

Digital Visual Interface (DVI)
      In 1998, we, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, announced the formation of the Digital Display Working Group (DDWG). Subsequently, these parties entered into a Promoter’s Agreement in which they agreed to:

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

      In 1999, the DDWG published the DVI 1.0 specification, which defines a high-speed serial data communication link between computers and digital displays. Today, over 100 companies, including systems manufacturers, graphics semiconductor companies and monitor manufacturers have participated in DDWG activities, and many are developing hardware and software products designed to be compliant with the DVI specification. The DVI 1.0 standard remains in effect and has not changed from its release in 1999.
      As noted above, the FCC in the Plug & Play Rules has determined that by July 1, 2005 all high-definition STBs distributed by cable operators must include either an HDMI/ HDCP or DVI/ HDCP interface. Furthermore, the Plug & Play Rules state that in order for a consumer electronics product to be marketed or labeled “digital cable ready” it must include either an HDMI/ HDCP or DVI/ HDCP interface. In the past, the FCC has made modifications to its rules and timetable for the digital television transition and it may do so in the future.

Serial ATA Working Group
      During 2000, we acquired Zillion Technologies, a developer of high-speed transmission technology for data storage applications. Zillion contributed in drafting the preliminary SATA 1.0, published in 2001 and was being promoted as a successor to parallel bus technology. We were a contributor to the SATA working group, which includes, Dell, Intel, Maxtor, Seagate, and Vitesse among its promoters. In February 2002, we joined the SATA II Working Group, the successor to SATA working group, as a contributor. The SATA II working group released “Extensions to Serial ATA 1.0 Specifications” in October 2002 and “Extensions to Serial ATA 1.0a rev. 1.1” in November of 2003, to enhance the existing SATA 1.0 specification for the server and network storage markets. The SATA II working group has also released specifications for SATA port multipliers and SATA port selectors.
      In 2004, the SATA II working group released specifications for the next-generation SATA speed of 3 Gb/s and external cabling for SATA.
      In July 2004, a new organization, the Serial ATA International Organization, (SATA-IO), was formed as the successor to the SATA II working group. This organization provides the industry with guidance and support for implementing the SATA specification. We are a member of the SATA-IO, which has a current membership of 90 companies including its current board members, Dell, Intel, Maxtor, Seagate and Vitesse.

Incits T-13 Committee
      In 2003, Silicon Image joined the Incits T-13 technical committee (T-13 Committee) as a contributor. The T-13 Committee is responsible for publishing the ATA specification and is currently working to make improvements to the ATA specification, including the incorporation of the Serial ATA 1.0a specification into their next revision of the ATA specification, ATA-7. Members of the T-13 Committee include Hitachi, Intel, Seagate, Phoenix Technologies, Maxtor, Microsoft, Fujitsu and nVidia among others.

CE-ATA Working Group:
      In December 2004, Silicon Image joined the CE-ATA Working Group. This organization is a new initiative to define a storage interface tailored to the needs of the handheld and consumer electronics (CE) market segments. The Promoter companies for the CE-ATA Working Group are Hitachi, Intel, Marvell, Nokia, Seagate, and Toshiba. The objective of the initiative is to define a standard interface for small form factor disk drives that addresses the requirements of the handheld and CE market segments, including low pin count, low voltage, power efficiency, cost effectiveness, and integration efficiency. Silicon Image is a contributor to the CE-ATA Working Group.
      We intend to continue to be involved and actively participate in other standard setting initiatives.

Silicon Image Technology

Multi-Layer Systems Approach to Solving High-Speed Interconnect Problems
      We invented technology upon which the HDMI and DVI specifications are based and have substantial experience in the design, manufacture and deployment of semiconductor products incorporating this high-speed data communications technology. The advanced nature of our high-speed digital design allows us to integrate significant functionality with multiple high-speed communication channels using industry-standard, low-cost complementary metal oxide semiconductor (CMOS) manufacturing processes. At the core of our innovation is a multi-layered approach to providing multi-gigabit semiconductor solutions.
      The three layers of our Multi-layer Serial Link (MSL) architecture include the physical, coding and protocol layers. Serial link technology is the basis for the physical layer, which performs electrical signaling in several data communication protocols, including HDMI 1.1, DVI 1.0, Serial ATA and Fibre Channel. This technology converts parallel data into a serial stream that is transmitted sequentially at a constant rate and then reconstituted into its original form. Our high-speed serial link technology includes a number of proprietary elements designed to address the significant challenge of ensuring that data sent to a display or a storage device can be accurately recovered after it has been separated and transmitted in serial streams over multiple channels. In order to enable a display or a storage device to recognize data at the proper time and rate, our digital serial link technology uses a digital phase-locked loop combined with a unique phase detecting and tracking methods to monitor the timing of the data.
      At the coding layer, we have developed substantial intellectual property in data coding technology for high-speed serial communication. Our TMDS® coding technology simplifies the protocol for high-speed serial communication and allows tradeoffs to be made in physical implementation of the link, which in turn reduces the cost of bandwidth and simplifies the overall system design. In addition, we have ensured direct current balanced transmission and the ability to use TMDS® to keep electromagnetic emissions low and to enable connection to fiber optic interconnects without use of additional components.

PanelLink HDMI
      Our PanelLink HDMI technology sends high-fidelity digital audio and can protect video across the HDMI link for use in the consumer electronics market. Combining digital video and multi-channel digital audio transmissions in a single interconnect system simplifies and reduces the cost of the connection between consumer electronics devices, while maintaining high quality and content protection. PanelLink HDMI technology is fully compliant with the HDMI 1.1 specification.
      We have assembled a team of engineers and technologists with extensive experience in the areas of high-speed interconnect architecture, circuit design, digital video/audio processor architecture, storage architecture, logic design/verification, firmware/software, flat panel displays, digital video/audio systems, and storage systems. Our engineering team includes a group of consultants in Asia that focuses primarily on advanced technology development.
      From our inception until 1998, our internal research and development efforts focused primarily on the development of our core PanelLink technology, our initial transmitter and receiver products, and our first intelligent panel controller product. In 1999, we improved our PanelLink technology and developed new transmitter and receiver products, focusing on providing both higher speeds and improved ease of use. We also began development of our PanelLink architecture for digital displays. In 2000, we focused our internal research and development efforts on integrating our PanelLink receiver technology with additional functionality, such as digital audio and HDCP, for flat panel displays, digital CRTs and the consumer electronics industry. In 2001, we diversified our research and development efforts by increasing our investment in storage semiconductor development and by adding storage system architecture and software development expertise through our acquisition of CMD Technology. In 2002 and 2003, our research and development efforts focused primarily on technology and applications for the consumer electronics and storage markets, including the development of HDMI and SATA technologies.

Research and Development
      Our research and development efforts continue to focus on developing higher bandwidth links and links with higher levels of integrated features and functions for use in various PC, CE and storage applications. By utilizing our patented data coding technology and different clocking methodologies, we believe our high-speed link can scale with advances in semiconductor manufacturing process technology, simplify system design, and be combined with other functionality to provide new innovative solutions for our customers.
      We have invested, and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses (including stock compensation expense) were approximately $61.5 million in 2004, $43.4 million in 2003, and $40.2 million in 2002. Excluding non-cash stock compensation expense, our research and development expenses were approximately $44.9 million in 2004, $36.5 million in 2003, and $32.8 million in 2002.
Sales and Marketing
      We sell our products to distributors and OEMs throughout the world using a direct sales force with field offices located in North America, Taiwan, Europe, Japan and Korea, and indirectly through a network of distributors and manufacturer’s representatives located throughout North America, Asia and Europe.
      Our sales strategy for all products is to achieve design wins with key industry leaders in order to grow the markets in which we participate and to promote and accelerate the adoption rate for industry standards (such as DVI, HDMI and SATA that we support or are developing. Our sales personnel and applications engineers provide a high-level of technical support to our customers. Our marketing efforts focus primarily on promoting adoption of the DVI, HDMI and SATA standards, participating in industry trade shows and forums, entering into branding relationships such as PanelLink for DVI, and HDMI, and SATALink for SATA to build awareness of our brands, and bringing new solutions to market.
Manufacturing

Wafer Fabrication
      Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing our manufacturing requirements, we are able to avoid the high-cost of owning and operating a semiconductor wafer fabrication facility, take advantage of these suppliers’ high-volume economies of scale and it also gives us direct and timely access to advancing process technology. This allows us to focus our resources on the innovation or design and quality of our products. Our devices are currently fabricated using 0.35 micron, 0.25 micron and 0.18 micron processes. We have conducted research and development projects for our licensees that have involved 0.13 micron and 0.90 nm designs. We continuously evaluate the benefits, primarily improved performance and costs, and feasibility of migrating our products to smaller geometry process technologies. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce all of our PC, CE, SATA and Fibre Channel products. We also rely on other outside foundries, such as Kawasaki and Atmel, to produce our parallel ATA products. We do not have long-term supply agreements with any of these foundries and therefore cannot be assured of sufficient capacity availability or future prices. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly. We attempt to optimize wafer availability by continuing to use less advanced wafer geometries, such as 0.5 micron, 0.35 micron, 0.25 micron and .18 micron, which generally have more available capacity.

Assembly and Test
      After wafer fabrication, die (semiconductor devices) are assembled into packages and the finished products are tested. Our products are designed to use low-cost standard packages and to be tested with widely available semiconductor test equipment. We outsource all of our packaging and the majority of our test requirements to Amkor Technology in Korea, Advanced Semiconductor Engineering in Taiwan, Malaysia and the United States, and Fujitsu and Kawasaki in Japan. This enables us to take advantage of these subcontractors’ high-volume economies of scale and supply flexibility, and gives us direct and timely access to advancing packaging and test technologies. We test a small portion of our products in-house.
      The high-speed nature of our products makes it difficult to test our products in a cost-effective manner prior to assembly. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled. Our operations personnel closely review the process, control and monitor information provided to us by our foundries. To ensure quality, we have established firm guidelines for rejecting wafers that we consider unacceptable. To date, not testing our products prior to assembly has not caused us to experience unacceptable failures or yields. However, lack of testing prior to assembly could have adverse effects if there are significant problems with wafer processing. Additionally, for newer products and products for which yield rates have not stabilized, we may conduct bench testing using our personnel and equipment, which is more expensive than fully automated testing.

Quality Assurance
      We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in-depth circuit simulation at temperature, voltage and processing extremes before being fabricated. We pre-qualify each of our subcontractors through an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer foundries and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yields. Our independent foundries, assembly and test subcontractors have achieved International Standards Organization (ISO) 9000 certification.
Intellectual Property
      Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements, licenses, and other methods, to protect our proprietary technologies. As of December 31, 2004, we have been issued over 61 United States patents and have in excess of 122 United States patent applications pending. Our issued patents expire in 2016 or later, subject to our payment of periodic maintenance fees. We cannot assure you that any valid patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology, or that any patent will be upheld in the event of a dispute. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. We also generally control access to and distribution of our documentation and other proprietary information. Despite our precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, and the outcome often is not predictable, and the relief available may not compensate for the harm caused.
      Our participation in the DDWG requires that we grant others the right to use specific elements of our intellectual property in implementing the DVI specification in their products, at no cost, in exchange for an identical right to use specific elements of their intellectual property for this purpose. We agreed to grant rights to the DDWG members and other adopters of the DVI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the adopters of the DVI specification from using certain specific elements of our intellectual property for certain purposes for free. This reciprocal free license covers the connection between a computer and a digital display. It does not, however, extend to the internal methods by which such performance is created. Although the DVI specification is an open industry standard, we have developed proprietary methods of implementing the DVI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types, and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms and our circuits to reduce electromagnetic interference (EMI). Third parties may develop proprietary intellectual property relating to DVI implementations that would prevent us from developing or enhancing our DVI implementation in conflict with those rights. Third parties may also develop equivalent or superior implementations of the DVI specification and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed or be infringing our intellectual property rights, or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement may be greater than any benefit we would realize.
      Our participation as a founder of the HDMI specification requires that we grant others the right to use specific elements of our intellectual property in implementing the HDMI specification in their products, in exchange for a license. This license bears an annual fee and royalties that are payable to HDMI Licensing, LLC, a wholly-owned subsidiary of ours. Through June 5, 2005, we will retain all of the royalties paid by HDMI adopters in accordance with the terms of the Founders Agreement. Thereafter, HDMI Licensing, LLC will distribute the royalties to the HDMI founders (and any third parties that successfully petition the HDMI founders) based on each party’s respective intellectual property contribution to the HDMI specification. There can be no assurance that such license fees and royalties will adequately compensate us for having to license our intellectual property. The license, with restrictions, generally covers the patent claims necessary to implement the specification of an interface for CE devices, and does not extend to the internal methods by which such performance is created. Although the HDMI specification is a proposed industry standard, we have developed proprietary methods of implementing the HDMI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types, and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms, our implementation of audio and visual data processing, and our circuits to reduce EMI. Third parties may also develop intellectual property relating to HDMI implementations that would prevent us from developing or enhancing our HDMI specification in conflict with those rights. Third parties may also develop equivalent or superior implementations of the HDMI specification and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed or be infringing our intellectual property rights, or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement may be greater than any benefit we would realize. In addition, third parties may not pay the prescribed license fees and royalties, in which case we may become involved in infringement or collection actions, or we may determine that the cost of pursuing such matters may be greater than any benefit we would realize. We agreed to grant rights to the founders and adopters of the HDMI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the founders and adopters of the HDMI specification from using certain specific elements of our intellectual property for certain purposes in exchange for a portion of the specified royalties.
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

      The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which can result in significant, protracted litigation. We have brought a patent infringement suit against Genesis Microchip, which is described in further detail below in the section entitled “Legal Proceedings.”
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
      In the consumer electronics market, our digital interface products are used to connect new cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and HDCP, or HDMI with or without HDCP support. Companies that have announced or are shipping competing DVI-HDCP solutions include Analog Devices, Texas Instruments, Thine, Broadcom, Mstar, and Genesis Microchip. In addition, our video processor products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis Microchip, Mediamatics, Micronas Semiconductor, Oplus, Philips Semiconductor, Pixelworks, ATI, and Trident. We also compete in some instances against in-house processing solutions designed by large consumer electronics OEMs. While we have experienced only modest competition for HDMI products in 2004, we expect increased competition for HDMI products beginning in 2005, from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba.
      In the storage market, our Fibre Channel products face competition from companies selling similar discrete products, including Agilent Technologies, Mindspeed Technologies, PMC-Sierra, Serverworks and Vitesse, from other Fibre Channel SerDes providers who license their core technology, such as LSI Logic, and from companies that sell HBA controllers with integrated SerDes, such as QLogic and Agilent.

      Our serial ATA products compete with similar products from Marvell Technology, VIA Technologies, Silicon Integrated Systems and Promise Technology. In addition, other companies, such as APT, Intel, LSI Logic, ServerWorks and Vitesse, have developed or announced intentions to develop SATA products. We also are likely to compete against Intel and other motherboard chip-set makers that have or have announced intentions to integrate SATA functionality into their chipsets.
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
Employees
      As of December 31, 2004, we had a total of 337 employees, including 27 located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business will be seriously harmed.
Available Information
      Our Internet website address is www.siliconimage.com. We make available free of charge through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2.	Properties
      Our principal operating facility, consisting of approximately 110,000 square feet of space in Sunnyvale, California, is leased through July 31, 2010. We also have approximately 91,000 square feet of space in Irvine, California, which is leased through November 2005, and approximately 8,000 square feet of space in Milpitas, California, which we currently do not occupy and which is leased through January 2006. We currently sublease to third parties, under three separate arrangements, approximately 33,500 square feet of our space in Irvine, California, on conventional terms, and are attempting to sublease additional space at this facility and at our Milpitas facility. In Taiwan, effective January 2004, we leased office space consisting of approximately 6,500 square feet for a period of three years. We also entered into a lease in December 2003 for office space in Japan, and under the terms of this agreement, lease approximately 1,700 square feet in Tokyo. This lease extends through December 2005. In March 2004, we entered into a lease for office space in Korea. This lease extends through March 2005 and the lease area is approximately 1,700 square feet. We believe that our facilities are adequate to meet our operational requirements at least through the end of 2005.

Item 3.	Legal Proceedings
      On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, Genesis) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the Federal Suit). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the ITC investigation). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a Memorandum of Understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal. On August 26, 2004, the parties completed the filing of their respective appeal briefs. On October 26, 2004, the Court of Appeals for the Federal Circuit issued an order setting the oral arguments for the appeal on December 7, 2004. The hearing took place as scheduled. At the end of the hearing, the panel of Federal Circuit judges hearing the case stated that they believed that no final order had been issued by the trial court, and that therefore the Federal Circuit did not have jurisdiction to hear the appeal. The Federal Circuit issued its opinion on January 28, 2005 and, as expected, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the parties’ agreement to settle the case, as embodied in the MOU that was found by the lower court to be valid and enforceable, requires that Genesis pay us a portion of the settlement as a condition to dismissing the case. Because the lower court allowed Genesis to pay the amount into escrow instead of directly to us, the Federal Circuit held that the underlying claims asserted below remain pending, and therefore the judgment below is not “final” and is appealable.
      To date, we have not received any cash payments nor have we recognized any revenue associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, upon Genesis’s becoming a signatory to the HDMI Adopters Agreement, Genesis will be granted a royalty-bearing license for the right to use these claims as part of its HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI-related patent claims to the consumer electronics marketplace. We expect Genesis to transfer ownership of the funds in escrow to us in the next few months. Recognition of these funds as revenue will depend on the final resolution of this case. We expect that Genesis will refile its appeal. Through December 31, 2004, we have spent approximately $10.9 million on this matter and expect to continue to incur significant legal costs until the matter is resolved.
      Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied motions to dismiss brought by the underwriters and certain issuers and ordered that the case may proceed against certain issuers including against Silicon Image. A proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is granted final approval, we do not expect it to have a material effect on our results of operations or financial position. In the event that the settlement is not finally approved, we could not accurately predict the outcome the litigation, but we intend to defend this matter vigorously.
      In May 2003, Silicon Image, certain officers and directors, and Silicon Image’s underwriters were named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) and filed in Federal District Court for the Southern District of Florida. The action was filed on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The initial complaint alleged that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image was never served with a copy of the complaint. In June 2003, the action was transferred to the Federal District Court for the Southern District of New York. The plaintiff in this matter filed an amended complaint shortly thereafter, from which Silicon Image, and the named officers, were dropped as defendants. Plaintiffs have not amended their complaint or otherwise indicated that they intend to name Silicon Image or its officers or directors as defendants in the action since that time. We believe that these claims were without merit and, if revived, we would defend this matter vigorously.
      Certain officers and directors of Silicon Image were named as defendants in consolidated shareholder derivative litigation, captioned “In re Silicon Image, Inc. Derivative Litigation, No. 1:03CV010302”, commenced on December 4, 2003 and pending in the Superior Court of California, County of Santa Clara. The plaintiffs purported to sue the individual defendants on behalf of Silicon Image. The lawsuit alleged that as a result of the recently completed examination conducted by the Audit Committee of Silicon Image’s Board of Directors, Silicon Image will be required to restate its financial results for 2002 and 2003. The Audit Committee of Silicon Image’s Board of Directors subsequently announced that it had completed its examination and that it had concluded that no changes to Silicon Image’s previously announced financial results were required. On June 22, 2004, the plaintiffs dismissed the lawsuit.
      Silicon Image and certain of its officers were named as defendants in consolidated securities class action litigation captioned “In re Silicon Image, Inc. Securities Litigation, No. C-03-5579 JW PVT”, commenced on December 11, 2003 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between April 15, 2002 and November 15, 2003. The lawsuit alleges that Silicon Image had materially overstated its licensing revenue, net income and financial results during this time period, and that Silicon Image was being forced to restate its financial results. Following the announcement by the Audit Committee of Silicon Image’s Board of Directors that it had completed its examination and concluded that no changes to Silicon Image’s previously announced financial results were required, the plaintiffs dismissed the lawsuit in March 2004.
      Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that the Company and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to defend itself vigorously in this matter.

      On January 14, 2005 the Company received a notification that the Securities & Exchange Commission had commenced a formal, private investigation involving trading in the Company’s securities. Neither the Company nor any Company personnel are currently identified as subjects of the investigation. The Company is cooperating with the investigation.
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
      The amount of legal fees we incur with respect to the litigation matters described above will depend on the duration of our litigation matters, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2005 with respect to the litigation matters described above; however, we do expect to incur substantial amounts until the matters are resolved.

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
      Our common shares have been traded on the NASDAQ Stock Market since our initial public offering on October 6, 1999. Our common shares traded under the symbol “SIMG”. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low

2004
Fourth Quarter	$17.86	$12.00
Third Quarter	13.10	10.14
Second Quarter	14.00	9.44
First Quarter	12.45	7.51
2003
Fourth Quarter	$9.05	$4.28
Third Quarter	6.65	4.50
Second Quarter	6.18	4.17
First Quarter	7.65	3.98
      As February 28, 2005, we had approximately 165 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
      We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends.
      In connection with our acquisition of Zillion Technologies, LLC, we were obligated under an exchange agreement to periodically issue to the two founders of Zillion shares of our common stock as consideration for their membership interests in Zillion which we acquired and services provided pursuant to their employment agreements with us. The Zillion founders were granted registration rights with respect to the shares to be issued under this exchange agreement. These issuances of shares were made in reliance on an exemption from registration under Section 4(2) of the Securities Act. On March 31, 2004, we issued 9,375 shares of our common stock to one Zillion founder pursuant to the exchange agreement. The issuance of shares was made without general solicitation or advertising and was only made to one individual.

Item 6.	Selected Financial Data
      The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except footnotes, employees and per share data)
Statements of Operations Data:
Net Sales	$173,159	$103,525	$81,539	$51,966	$50,035
Gross Margin	104,545	56,333	42,240	26,624	30,644
Cost of revenue:
Dollars(1)	$68,614	$47,192	$39,299	$25,342	$19,391
% of revenue	39.6%	45.6%	48.2%	48.8%	38.8%
Research and development:
Dollars(2)	$61,459	$43,386	$40,205	$34,816	$23,022
% of revenue	35.5%	41.9%	49.3%	67.0%	46.0%
Selling, general and administrative:
Dollars(3)	$42,183	$20,943	$19,976	$21,541	$21,714
% of revenue	24.4%	20.2%	24.5%	41.5%	43.4%
Loss from operations	$(961)	$(17,719)	$(40,850)	$(78,530)	$(26,858)
Net loss	$(324)	$(12,810)	$(40,092)	$(76,108)	$(23,243)
Net loss per share:
Basic and diluted	$(0.00)	$(0.18)	$(0.62)	$(1.32)	$(0.47)
Weighted average shares	75,081	69,412	64,283	57,790	49,720
Consolidated Balance Sheet and Other Data as of Year End:
Cash, cash equivalents and short-term investments	$93,520	$37,254	$35,833	$41,218	$60,189
Working capital	$97,107	$37,674	$27,787	$36,179	$56,713
Total assets	$154,908	$87,742	$77,616	$90,162	$99,499
Tangible assets	$140,204	$71,693	$64,595	$68,534	$78,146
Long-term debt obligations	$—	$—	$—	$819	$1,030
Total stockholders’ equity	$122,079	$62,393	$48,170	$67,324	$83,197
Tangible net book value	$107,375	$46,344	$35,149	$45,696	$61,844
Regular full-time employees	337	250	249	266	150

(1)	Includes non-cash stock compensation expense of $2.8 million, $583,000, $1.2 million, $279,000, and $593,000, for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

(2)	Includes non-cash stock compensation expense of $16.6 million, $6.9 million, $7.4 million, $9.3 million, and $10.2 million, for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

(3)	Includes non-cash stock compensation expense of $13.4 million, $2.5 million, $2.5 million, $2.8 million, and $2.8 million for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Silicon Image is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. The company’s mission is to be the leader in defining the architectures, intellectual property (IP) and semiconductor technology required to build secure digital content delivery systems. To ensure that rich digital content is available across devices, CE, PC and storage devices must be architected for content compatibility and interoperability.
      Silicon Image’s strategy entails establishing industry-standard, high-speed digital interfaces and building market momentum and leadership through its first-to-market, standards-based IC products. Further leveraging its IP portfolio, the company broadens market adoption of the Digital Visual Interface (DVI), High-Definition Multimedia Interfacetm (HDMItm) and Serial ATA (SATA) interfaces by licensing its proven IP cores to companies providing advanced system-on-a-chip solutions incorporating these interfaces. Licensing, in addition to creating revenue and return on engineering investment in market segments we choose not to address, creates products complementary and in some cases competitive to our own that expand the markets for our products and help to improve industry wide interoperability.
      Silicon Image is a leader in the global PC and digital display arena with its innovative PanelLink®- branded digital interconnect technology, which enables an all-digital connection between PC host systems, such as PC motherboards, graphics add-in boards, notebook PCs and digital displays such as LCD monitors, plasma displays and projectors. Silicon Image’s PanelLink technology serves as the basis for both the DVI standard as well as for the popular HDMI standard, designed for CE applications. Together, Silicon Image’s PanelLink DVI and HDMI solutions are the most popular DVI and HDMI implementation in the market with more than 80 million units shipped to date.
      In 2000, in order to decrease our dependence on the PC business, we embarked upon a plan to diversify into the CE and storage markets. Products sold into the PC market have been declining as a percentage of our total revenues and generated 23.8% of our revenue in 2004, 32.0% of our revenue in 2003, and 58.1% of our revenues in 2002, (if we include licensing revenues, these percentages would be 24.0%, 34.9%, and 62.6% for the years ended December 31, 2004, 2003, and 2002, respectively).
      Leveraging our core technology and standards-setting expertise, Silicon Image is a leading force in advancing the adoption of HDMI, the digital audio and video interface standard for the consumer electronics market. Introduced in 2002 by founders Hitachi Ltd. (Hitachi), Matsushita Electric Industrial Co. (MEI or Panasonic), Philips Consumer Electronics International B.V. (Philips), Silicon Image, Sony Corporation (Sony), Thomson Multimedia, S.A. (Thomson or Thomson RCA) and Toshiba Corporation (Toshiba). HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically improves quality and simplifies cabling. Based on the same core technology used by the DVI standard, Silicon Image’s HDMI technology is also marketed under the PanelLink brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by Hollywood studios as the technology of choice for the secure distribution of premium content over uncompressed digital connections. Silicon Image shipped the first HDMI-compliant silicon to the market and currently remains the market leader for HDMI functionality.
      Products sold into the CE market have been increasing as a percentage of our total revenues and generated 41.2%, 24.9% and 11.0% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively If we include licensing revenues, these numbers would be 48.8%, 32.2%, and 11.1% for the years ended December 31, 2004, 2003, and 2002, respectively. Our CE products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs, HDTVs, A/ V receivers, STBs, and DVD players. Demand for our products will be driven primarily by the adoption rate of the HDMI standard within these product categories.
      In the storage market, Silicon Image has assumed a leadership role in SATA, the new high-bandwidth, point-to-point interface that is replacing parallel ATA in desktop storage and making inroads in the enterprise arena due to its improved price/performance. Silicon Image is a leading supplier of discrete SATA devices with multiple motherboard and add-in-card design wins. Silicon Image’s SATALinktm-branded solutions are fully SATA-compliant and offer advanced features and capabilities such as Native Command Queuing, port multiplier capability and ATAPI support. Silicon Image also supplies high-performance, low-power Fibre Channel Serializer/ Deserializer (SerDes) to leading switch manufacturers.

      In September 2004, Silicon Image introduced its first products based on its SteelVinetm storage architecture that is expected to serve the storage needs of the SMB and consumer electronics markets with a system-on-a-chip implementation that includes a high-speed five-port switch, two micro-processors, firmware and the SATA interface, among other features. Products sold into the storage market, as a percentage of our total revenues, generated 23.0%, 29.4%, and 22.7% of our revenue for the years ended December 31, 2004, 2003, and 2002, respectively If we include licensing revenues, these numbers were 27.1%, 32.9%, and 26.3%, for the years ended December 31, 2004, 2003, and 2002, respectively. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVinetm architecture, and the extent to which SATA and Fibre Channel functionality are integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary. In the first quarter of 2005, we anticipate our legacy storage semiconductor business, Fibre Channel, and parallel ATA revenues to decrease and our Serial ATA and SteelVine revenues to increase.
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
      Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of our licenses include a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development for licensees, licensing and royalties accounted for 12.0%, 13.7%, and 8.2% of our revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgments.
      In October 1999, we raised approximately $48 million in our initial public offering. We have incurred losses in all but two quarterly periods since our inception and, as of December 31, 2004, we had an accumulated deficit of $173.0 million.
      Prior to 2000 we focused most of our efforts on the sale and development of PanelLink DVI transmitters, receivers and controllers for the PC and display market. In 2000, we began focusing our resources on entering two new markets, storage and CE, which we believed would grow significantly and in which we could apply our technology and expertise in high-speed serial interfaces. During 2000, we acquired Zillion, a developer of high-speed transmission technology for data storage applications, and DVDO, a provider of digital video processing systems for the CE market.

      In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue, and restructuring the company to improve profitability. During 2001, we acquired CMD, a provider of storage subsystems and semiconductors designed for storage area networks, and SCL, a provider of mixed-signal and high-speed circuit designs.
      During 2002, we achieved double-digit sequential revenue growth in each fiscal quarter, resulting in annual revenue of $81.5 million, which was a 57% increase from 2001 revenue levels. We also began to see the benefits of our diversification strategy, which resulted in establishing a presence in the CE and storage markets. Additionally, we were able to successfully leverage our intellectual property to generate $6.7 million of development, licensing and royalty revenue. We also focused on improving our profitability and reducing our cash usage.
      During 2003, we achieved solid revenue growth, resulting in annual revenue of $103.5 million, representing a 27% increase compared to 2002. This growth was the result of our diversification strategy and the continued expansion of our presence in the CE and storage markets. Additionally, we were able to successfully leverage our intellectual property to generate $14.2 million of development, licensing and royalty revenue.
Year 2004
      During 2004, we achieved strong growth, resulting in annual revenue of $173.2 million, representing a 67.3% increase compared to 2003. We continued to take advantage of our diversification strategy and successfully expanded our presence in the CE and storage markets. Additionally, we were able to successfully leverage our intellectual property to generate $20.8 million of development, licensing and royalty revenue.
      In 2003, we introduced our first HDMI products for the CE market. HDMI is a new standard for digital video and audio transmission for consumer devices. During 2004, HDMI continued to gain momentum with nearly 400 devices announced or shipping that incorporate HDMI, and we continue to be the HDMI market leader. In the storage market, we had a number of new and advanced product offerings during 2004. We were able to achieve numerous design wins with our SATALink products. In particular, there was widespread market acceptance of the PCI to four-port SATA solutions for the PC and server markets and a number of major manufacturers incorporated our products into their motherboards. We believe we are well positioned to benefit from the continuing transition to SATA technology. Furthermore we expect to leverage our storage expertise in the new and rapidly growing area for CE storage devices through our SteelVine architecture. We anticipate that many next-generation consumer devices such as set-top boxes, Personal Video Recorders (PVRs) and media PCs are likely to have one or more external SATA ports. Demand declined throughout 2004 for our parallel ATA products as the market continued to transition from these technologies to serial ATA. We expect demand for these legacy products to continue to decrease significantly throughout 2005 and beyond.
      In the PC market, during 2004, our business was favorably impacted by the better than expected ramp in Intel’s Grantsdale platform, a new Intel integrated graphics chipset (IGC) in desktop computers supporting Intel’s new PCI Express bus interface technology. As PC manufacturers transitioned to PCI Express technology, they also transitioned to new DVI transmitters compatible with PCI Express IGCs. In addition, our business in the PC market was favorably impacted by strong demand for our integrated panel controllers that are incorporated into LCD panels used in digital LCD monitors.
      When Intel moved from PCI to PCI Express on the Grantsdale platform, it changed the interface for DVI transmitters and moved from the Digital Video Output (DVO) interface to the new Serial Digital Video Output (SDVO) interface. Our DVI transmitter was designed to work with Intel’s SDVO port in the Intel Grantsdale platform, and sales of this transmitter will continue to be driven by the success of the Grantsdale platform where DVI is offered.
      DVI-based solutions also found their way into CE applications during 2003 and 2004. Revenue for these solutions is included in our CE revenues. We expect the majority of these DVI CE applications to migrate to HDMI during 2005. The PC market saw DVI adoption expand significantly in 2004 to reach an estimated

46% on PC hosts with 82% on graphics cards. We expect DVI adoption rates to continue to expand over the next two years as the market moves away from analog and dual-mode (combination of analog and digital) solutions to all-digital, higher quality and lower-cost solutions. Correspondingly, we expect the prices of digital displays to continue to decrease and drive increased demand for digital only displays that incorporate DVI transmitters and panel controllers such as those sold by us. We expect to introduce our next generation of panel controllers during 2005.
      Generally, our transmitter products continued to experience competitive pressure, primarily from integration by the graphics chip suppliers such as ATI Technologies and nVidia. Thine Electronics and Texas Instruments also remain competitors. Because of this increased competition there were lower average selling prices for these products during 2004. We expect graphics card manufacturers to continue to integrate a transmitter into their graphics chip, thus eliminating the need for a discrete transmitter device in many host products. Solutions that utilize the integrated graphics supplied by the Intel chipset and that wish to connect to the LCD monitor via DVI will be the primary focus of our transmitter business. In addition, we generated licensing revenue by licensing certain technology to companies for use in making products for the dual-mode interface market.
      In 2004, we launched PanelLink Cinema Partnerstm, LLC; a wholly -owned subsidiary of Silicon Image, Inc. PanelLink Cinema Partners is chartered with the growth and proliferation of the PanelLink Cinema Partners initiative, and is currently supported by Hitachi, LG, Mitsubishi, Sanyo, Samsung, Sony, Sunplus, and others. The PanelLink Cinema Partners program is aimed at providing consumers with a simple means to identify HDTV’s and other consumer electronic devices as being content ready devices — that is, the PLC content ready logo identifies them as having been tested for HDCP functionality, and interoperability with other PanelLink branded consumer devices. We believe that the consumer electronics industry is in the early stages of a transition to high-definition all-digital content. Our goal is to provide leadership in defining a secure content delivery infrastructure that will help power this transition.
      During 2004, we also focused on improving the company’s profitability and improving our cash flows. Our cash and short-term investments increased by $56.3 million in 2004, versus an increase of $1.4 million in 2003. Our net loss for the year ended December 31, 2004, was $324,000 compared to a net loss of $12.8 million for the year ended December 31, 2003.
2005 Outlook
      The current semiconductor industry forecast, according to the SIA (Semiconductor Industry Association) January 31, 2005 report, is projecting overall semiconductor sales to decline 4-6% for the first quarter and to be flat for the remainder of the year. Silicon Image’s growth profile for the year is more optimistic because it is driven by the adoption of emerging technologies that will fuel growth even if the associated market is not growing. Looking at the growth drivers for each of our product areas we see the following by product line.
      First, our PC growth will be driven by DVI adoption rates which are expected to continue to increase and would help increase demand for Silicon Image DVI transmitters to work primarily with Intel-based graphics chipsets. Second, we anticipate growth in sales of digital only LCD monitors, which will provide opportunities for Silicon Image-based panel controllers or DVI receivers. And finally, we see some notebook computers incorporating DVI as a way to connect to an external monitor and even to drive the internal screen that is usually run by LVDS.
      Our second product line is related to the CE market. Here we expect to leverage our leadership position in HDMI to enable us to capitalize on the consumer electronics industry’s forecasted strong adoption of HDMI into additional devices during 2005. External forecasts such as that developed by In-Stat (in their August 2004 report) show unit growth for CE products utilizing either DVI or HDMI to have growth greater than 100% in 2005 over 2004. Silicon Image will benefit from this high-unit growth but will see its market share erode due to increased competition, declining average selling prices (ASPs), and possible product mix shifts to lower-priced solutions.

      Our third product area is storage. Our storage products are comprised of three groupings of products. Our legacy products (parallel ATA, and Fibre Channel) are expected to decline sharply. This decline should roughly be offset by growth in our SATA product revenues. The remaining storage area is our SteelVine product offerings that we expect will have significant growth in the second half of the year. Our overall storage growth will likely be tied to the growth and success of our SteelVine product line.
      And finally, for the full year 2005 we expect our licensing revenues to be 10-15% of total revenues.
      Looking at the first quarter of 2005 we see our overall revenues declining sequentially primarily because of seasonally weaker shipments in our CE business and the overall general softness of the semiconductor market as forecasted by the SIA. We expect our gross margin percentage to improve during the first quarter of 2005, compared to the fourth quarter of 2004, driven primarily by lower manufacturing costs. We expect that our gross margin rates will decline over the remainder of the year due to increased competition that results in declining average-selling prices faster than we can achieve offsetting cost improvements.
      Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our R&D expense to increase approximately 7-11% during the first quarter of 2005 relative to the fourth quarter of 2004. R&D expense will be incurred for enhancements to existing products and for further development of technology related to personal computer, consumer electronics and storage applications. Additionally salary increases and seasonal benefit expenses will contribute to the projected increase in expense dollars.
      Excluding non-cash charges for stock compensation expense, we expect the dollar amount of our SG&A expense to increase approximately 11-16% in the first quarter of 2005, compared to the fourth quarter 2004 levels, primarily as a result of a combination of factors including, increased headcount, seasonal employee benefit expenses, salary increases, project expenses etc.
      We cannot predict the actual R&D or SG&A expenses including the non-cash charges for stock compensation expense, which will fluctuate with changes in our stock price and volatility. In fact, we expect to incur potentially substantial non-cash stock compensation expense in 2005, and future periods as a result of previous stock option repricings, stock options assumed in connection with our prior acquisitions, the issuance of stock options to consultants, modifications to stock options and the impact of the adoption of SFAS 123R “Share Based Payment.” We may also incur non-cash stock compensation expense in connection with future acquisitions.
      During 2005 and future periods, we may also incur non-cash expenses for the impairment or amortization of intangible assets.
      We will also incur legal fees in 2005, in conjunction with our patent infringement lawsuit against Genesis, and other outstanding or new litigation or investigations by regulatory agencies. The amount of legal fees incurred will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur with respect to this matter; however, we do expect to incur substantial amounts through at least the fourth quarter of 2005.
      We recorded a provision for income taxes amounting to $1,007,000 for the year ended December 31, 2004 primarily related to U.S. alternative minimum taxes and foreign taxes. No income tax provision was recorded for the years ended December 31, 2003 and 2002, due to taxable losses. Our tax provisions in future periods will fluctuate over time and may increase if we achieve profitable operations.
      The factors that may cause our actual results to differ materially from those anticipated by our assumptions include the rate at which the PC market adopts DVI, continued success of the Grantsdale platform, acceptance of all-digital solutions in the PC market, CE market acceptance of our DVI with HDCP and HDMI products, and the rate at which the storage market transitions to four port 2 Gb Fibre Channel switches and serial ATA technology, market acceptance of our SteelVine architecture and products, the overall consumer demand in the PC and CE markets, the availability of serial ATA-enabled hard drives and other peripherals, whether and how quickly competitors are able to integrate our technology or solutions into competing and alternative solutions, our ability to leverage our intellectual property into licensing revenue, and the ability of our semiconductor foundry vendors to manufacture our products in commercial volumes at an acceptable cost and in a timely manner. In addition, our revenue remains subject to seasonality, competition and general economic and market conditions, none of which can be accurately predicted.
Commitments, Contingencies and Concentrations
      Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 47%, 41%, and 41% of our revenue in 2004, 2003, and 2002, respectively. The increase in 2004 from 2003 and 2002 levels can be attributed to the geographical concentration of our revenue as these customers are primarily in Asia. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. In 2004, 45% of revenue was generated through distributors, compared to 42% in 2003 and 42% in 2002. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors.
      A significant portion of our revenue is generated from products sold overseas. Sales (including licensing) to customers in Asia, including distributors, generated 67%, 69%, and 64% of our revenue in 2004, 2003, and 2002, respectively. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.
      In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of the warrant at December 31, 2004, would be $4.7 million. This warrant would expire in September 2008.
Critical Accounting Policies
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain:

Revenue recognition
      For products sold directly to end-users, or to distributors that do not receive price concessions and do not have rights of return. Accordingly, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns and allowances are estimated based primarily on historical experience and are provided at the time of shipment. The amount of sales returns and allowances has not been, and is not expected to be, material.
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

Revenue is not recognized upon shipment since, due to various forms of price concessions; the sales price is not substantially fixed or determinable at that time. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is earned when the distributor sells the product to an end-user, at which time our sales price to the distributor becomes fixed. Our revenue is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer shipments as well as the quantities of our products they still have in stock. In determining the appropriate amount of revenue to recognize, we use this data and apply judgment in reconciling differences between their reported inventories and activities. If distributors incorrectly report their inventories or activities, or if our judgment is in error, it could lead to inaccurate reporting of our revenues and income. We have controls in place to minimize the likelihood of this occurrence, but there is no absolute assurance that this will not occur.
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

Allowance for Doubtful Accounts
      We review collectibility of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have not been material. At December 31, 2004, we had $20.2 million of gross accounts receivable and an allowance for doubtful accounts of $745,000. While we endeavor to accurately estimate the allowance, we may record unanticipated write-offs in the future.

Inventories
      We record inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost and standard cost variances. Provisions are recorded for excess and obsolete inventory, and are estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are written down to zero and the related provision is recorded as a cost of revenue. While we endeavor to accurately predict demand and stock commensurate inventory levels, we may record unanticipated material inventory write-downs in the future, which may negatively impact our operating results.

Long-Lived Assets
      Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.
      For certain long-lived assets, primarily fixed assets and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. We regularly compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment. If we were required to record an impairment charge in the future, it would negatively impact our operating results.

Goodwill and intangible assets
      We adopted the Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Based on our annual impairment test performed for 2004, we concluded that there was no impairment of goodwill in fiscal 2004. However, there can be no assurance that we will not incur charges for impairment of goodwill in the future, which could adversely affect our earnings.

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

Accrued Liabilities
      Certain of our accrued liabilities are based largely on estimates. For instance, we record a liability on our consolidated balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, a component of our restructuring accrual related to a loss we expect to incur for excess leased facility space is based on numerous assumptions and estimates, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. Actual amounts could differ materially from these estimates.
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

Stock-Based Compensation Expense
      We are required to determine the fair value of stock option grants to non-employees, and to record the amount as an expense over the period during which services are provided to us. Management calculates the fair value of these stock option grants using the Black-Scholes model, which requires us to estimate the life of the stock option, the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. We also fair-value certain repriced options. The calculation of fair value is highly sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience.

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
Recent Accounting Pronouncements
      In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46-R). FIN 46-R provides a deferral of FIN 46 for certain entities until after March 15, 2004. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of this standard did not have a material impact on our consolidated financial statements.
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of our operations.
      In December 2004, the FASB issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” The Statement clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as previously stated in Paragraph 5 of ARB No. 43, Chapter 43. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 on a prospective basis. We believe that the adoption of this standard will not have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS 123R (revised 2004), “Share Based Payment.” The Statement is a revision of FASB 123 and supersedes APB No. 25. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange of goods or services that are based on the fair value of the entity’s equity instruments. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same of similar instruments are available. In addition, the Statement requires a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of this Statement for the Company is for the first interim or annual period after June 15, 2005. While we have not determined the impact of this Statement on our financial statements at this time, we believe it will be material.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We believe that the adoption of this standard will not have a material impact on our financial statements.
      In March 2004, the FASB issued EITF Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.
      In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two — Class Method under FAS 128”. EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB Opinion 25 and FAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. The adoption of EITF Issue 03-6 did not have a material impact on our financial statements.

Annual Results of Operations
REVENUE

	2004	Change		2003	Change		2002

	(Dollars in thousands)
Personal Computers	$41,223	24.3%		$33,163	(30.0)%		$47,405
Consumer Electronics	71,377	177.1%		25,762	186.5%		8,993
Storage Products	39,750	30.7%		30,410	64.5%		18,486

Product revenue	$152,350	70.5%		$89,335	19.3%		$74,884

Percentage of total revenue	88.0%	1.7	pts	86.3%	(5.5	)pts	91.8%
Development, licensing and royalties	$20,809	46.6%		$14,190	113.2%		$6,655
Percentage of total revenue	12.0%	(1.7	)pts	13.7%	5.5	pts	8.2%

Total revenue	$173,159	67.3%		$103,525	27.0%		$81,539

      REVENUE (with development, licensing and royalty revenues (collectively, “licensing revenue”), by product line)

	2004	Change	2003	Change	2002

	(Dollars in thousands)
Personal Computers	$41,585	15.2%	$36,108	(29.2)%	$51,017
Consumer Electronics	84,604	153.8%	33,326	267.8%	9,061
Storage Products	46,970	37.8%	34,091	58.9%	21,461

Total revenue	$173,159	67.3%	$103,525	27.0%	$81,539

      Overall revenues for the 2004 were $173.2 million and represented a sequential growth of 67.3% over 2003. During 2004, all elements of revenue grew, compared to 2003. The increases in the CE and storage products are primarily attributable to our new product offerings, adoption of our technologies, as well as the continued overall growth of these markets, resulting in increased volumes. The growth in PC products was driven primarily by the adoption of DVI and a slightly better than expected ramp in Intel’s Grantsdale platform, partially offset by lower average selling prices and the continued softness in the overall growth rate of the PC market in general. The increase in storage revenue due to new product offerings was offset by a trend of declining contributions from our legacy storage systems products, which are being phased out of customer applications over time. We license our technology in each of our areas of business, but usually limit the scope of the license to market areas that are complementary to our product sales and do not directly compete with our direct product offerings. The increase in licensing revenues during 2004, relative to 2003, was attributable primarily to licensing revenues associated with HDMI.
      The increase in revenue during 2003 relative to 2002, was primarily due to increased sales of CE products, which contributed an additional $16.8 million of revenue, increased sales of storage products, which contributed an additional $11.9 million in revenue, and increased licensing activity, which contributed an additional $7.5 million of revenue, partially offset by decreased sales of PC products. The increases in the CE and storage products are primarily attributable to our new product offerings, as well as the overall growth in these markets, resulting in increased volumes. The decrease in demand for our PC products is attributable to loss of market share due primarily to integration and an overall weakness in the PC market. The net increase in our storage products business includes the effect of decreased revenue from our storage systems products, resulting from our decision to phase out this product line. The growth in development, licensing and royalty revenues as a component of total revenues was primarily due to our ability to successfully leverage and create a market for our intellectual property and enter into new licensing agreements and as a result of an increase in our royalty stream, primarily due to a larger licensing base.

COST OF REVENUE AND GROSS MARGIN

	2004	Change		2003	Change		2002

	(Dollars in thousands)
Product gross margin (excluding licensing revenue)	$83,736	98.7%		$42,143	18.4%		$35,585
Percentage of product revenue	55.0%	7.8	pts	47.2%	(0.3	)pts	47.5%
Total gross margin	$104,545	85.6%		$56,333	33.4%		$42,240
Percentage of total revenue	60.4%	6.0	pts	54.4%	2.6	pts	51.8%

Stock compensation expense	$2,777	376.3%		$583	(51.0)%		$1,190

Product gross margin (excluding stock compensation expense and licensing revenue)	$86,513	102.5%		$42,726	16.2%		$36,775
Percentage of product revenue	56.8%	9.0	pts	47.8%	(1.3	)pts	49.1%
Total gross margin (excluding stock compensation expense)	$107,322	88.6%		$56,916	31.1%		$43,430
Percentage of total revenue	62.0%	7.0	pts	55.0%	1.7	pts	53.3%
      Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue), as a percentage of revenue was 60.4%, 54.4%, and 51.8% for 2004, 2003 and 2002, respectively. Gross margin, excluding non-cash stock compensation expense, was 62.0% for 2004, 55% for 2003, and 53.3% for 2002. The increase in gross margin from 2003 to 2004 and from 2002 to 2003 is attributable primarily to increased licensing revenues, manufacturing cost reductions, and improved mix whereby higher margin CE products represented a increased proportion of revenue relative to lower margin PC and storage products. These factors were offset by lower average product pricing. Non-cash stock compensation expense associated with cost of revenue was $2.8 million, $583,000, and $1.2 million for 2004, 2003 and 2002 respectively.
OPERATING EXPENSES

	2004	Change		2003	Change		2002

	(Dollars in thousands)
Research and development(1)	$44,812	22.7%		$36,523	11.3%		$32,809
Percentage of total revenue	25.9%	(9.4	)pts	35.3%	(4.9	)pts	40.2%
Selling, general and administrative(2)	$28,824	56.6%		$18,401	5.4%		$17,454
Percentage of total revenue	16.6%	(1.2	)pts	17.8%	(3.6	)pts	21.4%
Total stock compensation expense (incl. amount from COGS)	$32,783	228.2%		$9,988	(10.1)%		$11,107
Percentage of total revenue	18.9%	9.3	pts	9.6%	(4.0	)pts	13.6%
Amortization of goodwill and intangible assets	$1,345	21.9%		$1,103	(68.3)%		$3,482
Patent assertion and acquisition integration costs	$519	(75.9)%		$2,152	(69.4)%		$7,034
Restructuring	$—	(100.0)%		$986	(86.3)%		$7,193
In-process research and development	$—	(100.0)%		$5,482	100.0%		$—
Gain on escrow settlement, net	$—	(100.0)%		$4,618	100.0%		$—
Interest income and other, net	$718	146.7%		$291	(61.6)%		$758
Gain on derivative investment security	926	100.0%		—	*		—

(1)	Excludes non-cash stock compensation expense of $16.6 million, $6.9 million, and $7.4 for 2004, 2003, and 2002, respectively

(2)	Excludes non-cash stock compensation expense of $13.4 million, $2.5 million, and $2.5 million for 2004, 2003, and 2002, respectively

*	— Not Meaningful

      Research and Development. R&D expense consists primarily of compensation and related costs for employees, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense, excluding non-cash stock compensation expense, was $44.8 million, or 25.9% of revenue, for 2004, compared to $36.5 million, or 35.3% of revenue, for 2003, and $32.8 million, or 40.2% of revenue, for 2002. The increase in 2004 was primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate, as well as additional personnel, including a full year of expense relating to personnel who joined the Company from TransWarp Networks. Additional costs are also attributable to the increasing level of complexity in our new products. The increase in 2003, relative to 2002, was primarily due to an increase in the number of R&D projects, as well as additional personnel, including approximately nine months expense relating to personnel who joined the Company from TransWarp Networks. These increases were partially offset by an additional one-week shutdown in 2002. R&D excludes non-cash stock compensation expense of $16.6 million, $6.9 million, and $7.4 million for 2004, 2003, and 2002, respectively. Including stock compensation expense, R&D expense would have been $61.5 million, $43.4 million, and $40.2 million, or 35.5%, 41.9%, and 49.3% of revenue for 2004, 2003, and 2002, respectively.
      Selling, General and Administrative. SG&A expense consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Excluding non-cash stock compensation expense, SG&A expense was $28.8 million, or 16.6% of revenue for 2004, $18.4 million, or 17.8% of revenue for 2003, and $17.5 million, or 21.4% of revenue for 2002. The increase in spending for 2004 can be attributed to increased headcount to support the increased rate of growth of the Company, approximately $1.0 million incurred during the first half of 2004 relating to costs associated with the Audit Committee examination, and $1.2 million relating to our preparation for Sarbanes-Oxley Section 404. The increase during 2003, as compared to 2002, can be attributed to increased headcount in the second half of 2003 to support the increased rate of growth of the Company, and approximately $1.1 million incurred during the fourth quarter of 2003 relating to the costs associated with the Audit Committee examination. SG&A excludes non-cash stock compensation expense of $13.4 million for 2004, $2.5 million for 2003 and 2002. Including stock compensation expense, SG&A expense would have been $42.2 million, $20.9 million and $20.0 million, or 24.4%, 20.2% and 24.5% of revenue for 2004, 2003, and 2002, respectively.
      Stock Compensation. Stock compensation expense was $32.8 million or 18.9% of revenue for 2004, $10.0 million or 9.6% of revenue for 2003, and $11.1 million or 13.6% of revenue for 2002. The increase in the stock compensation expense in 2004 as compared to 2003 is attributable primarily to an increase in the price of the company’s stock during 2004. The average stock price for 2004 was $12.13 as compared to $5.77 for 2003. The decrease in total stock compensation expense from 2002 to 2003 can be attributed primarily to a decrease in the expense associated with the options granted to employees and assumed in connection with acquisitions, offset by an increase in expense relating to repriced options. A lower average stock price during 2003, and a decline in the number of options subject to variable accounting, as certain older options become fully expensed, contributed to a decrease, which was offset by an increase in our repricing expense as a result of an increase in our stock price in the fourth quarter of 2003.
      We may continue to incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, (2) the stock option repricing programs we implemented in 2001 and 2000, (3) amortization of our existing unearned compensation balance, and (d) the impact of the adoption of SFAS 123R. Since the expense associated with our stock option repricings and stock options issued to consultants is dependent on our stock price and volatility, stock compensation expense may fluctuate significantly from period to period. To date we have recognized over $32.0 million of expense in connection with our stock option repricings, and this may become an even more significant component of our stock compensation expense in future periods depending on our weighted average stock price and the number of such repriced options that continue to remain outstanding. Approximately 1.7 million stock options were outstanding as of December 31, 2004 that were repriced in 2001 and 2000. For these re-priced options, the Company will continue to mark-to-market options that are vested and outstanding, until they are exercised, cancelled or are forfeited unexercised. In future periods, to the extent that the market price of our stock exceeds or is lower than the market price as of

December 31, 2004, we would incur a charge or a credit, respectively, pertaining to these outstanding options and an incremental charge for options that vest and become outstanding in those periods.
      Amortization of Goodwill and Intangible Assets. During 2004, we recorded $1.3 million of amortization of intangible assets, compared to $1.1 million and $3.5 million of expense for the amortization of goodwill and intangible assets, for 2003 and 2002, respectively. The amortization recorded during 2004 relates to intangible assets acquired in connection with the acquisition of Transwarp Networks. The increase in 2004 is due to a full years’ amortization during 2004, compared to nine months during 2003. The decrease from 2002 to 2003 is attributable to the lower balance of amortizable intangibles during 2003.
      In-process Research and Development. In-process research and development represents technology that has not reached technological feasibility and that has no alternative future use as of the acquisition date.

TWN
      During the quarter ended June 30, 2003, we completed the acquisition of the assets of TWN and recorded a one-time expense of $5.5 million for in-process research and development. As of the acquisition date, there was one identified development project that met the necessary criteria — “Polaris”. The value of this project was determined by estimating the future cash flows from the time it was expected to be commercially feasible, discounting the net cash flows to present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling, general and administrative expenses and applicable income taxes. Revenue for Polaris commenced in 2004, and is expected to extend through 2007. We based our revenue projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. The discount rate used for this project was 30%, which we believe is appropriate based on the risk associated with technology that is not yet commercially feasible. The percentage of completion for this project was based on research and development expenses incurred immediately prior to the acquisition as a percentage of the total estimated research and development expenses required to bring this project to technological feasibility. As of the date of the acquisition, we estimated that Polaris was 17% complete, with total projected costs of approximately $3,250,000. Shipments of this product commenced during 2004.
      Impairment of Goodwill and Intangible Assets. In 2002, we recorded $5.2 million of expense for the impairment of goodwill and intangible assets recorded in connection with the acquisition of CMD in 2001. These assets became impaired as a result of our decision in the second quarter of 2002, to transition to a licensing model for our storage subsystem board products, whereby instead of developing, manufacturing and selling board products, we decided to develop and license board designs in exchange for license fees and royalties. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
      Based on our annual impairment test performed for 2004, in accordance with SFAS No. 142, we concluded that there was no impairment of our goodwill and intangible assets in fiscal 2004. The impairment analysis was based on our estimates of forecasted discounted cash flows as well as our market capitalization at that time.
      Restructuring. During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a market leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of two acquired companies — CMD and SCL.
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
      Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash substantially through the end of November 2005. The following table presents restructuring activity for 2002 through December 31, 2004 (in thousands):

	Severance	Leased
	and Benefits	Facilities	Fixed Assets	Total

Balance as of December 31, 2001	$408	$385	$50	$843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)

Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(441)	(760)	—	(1,201)
Non-cash activity	(646)	—	—	(646)

Balance as of December 31, 2003	37	1,838	—	1,875
Cash payments	(5)	(834)	—	(839)

Balance as of December 31, 2004	$32	$1,004	$—	$1,036

      Patent assertion and acquisition integration costs. Patent assertion and acquisition integration costs were $519,000, $2.2 million, and $7.0 million for 2004, 2003, and 2002, respectively. Patent assertion costs are related to the lawsuit we filed against Genesis in April 2001, and acquisition integration costs represent costs incurred to integrate CMD and SCL. The decreases in 2004 and 2003 were due to lower levels of activity relating to the Genesis litigation. We expect to incur significant Patent assertion costs through at least the fourth quarter of 2005. The amount of legal fees incurred in 2005 will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur.
      Interest Income. Interest income was $945,000, $498,000, and $998,000 for 2004, 2003, and 2002, respectively. The increase in interest income for 2004 is attributable primarily to the significantly increased cash and investment balances and the effect of investing a larger proportion of the portfolio in short-term investments. The declines in 2003 can be attributed primarily to lower interest rates.
      Interest Expense and Other Net. Net interest expense and other was $227,000, $207,000, and $240,000 for 2004, 2003, and 2002, respectively. The change in 2004 can be attributed to lower interest expense due to lower debt balances offset by increased bank charges and other expenses. The change in 2003 compared to 2002 can be attributed to decreasing average outstanding debt balances during 2003 and 2002.
      Gain on derivative investment security. During 2004, we recorded a net gain of $926,000 from a derivative investment security. This relates to common stock warrants acquired in connection with a transaction with Leadis Technology Inc. (as described in Note 12 to the accompanying consolidated audited financial statements for the year ended December 31, 2004). On September 16, 2004, we exercised the common stock warrants. Our equity investment in Leadis has been and will continue to be included in our short-term investments on our consolidated balance sheet, until our holding of the 374,397 shares are sold. Our typical practice is not to hold shares for investment purposes. Subsequent to year-end, through February 28, 2005, we have sold approximately 23,600 shares.
      Provision for Income Taxes. For the year ended December 31, 2004, we recorded a provision of $1,007,000 for income tax expense. This amount includes approximately $302,000 relating to foreign withholding taxes payable in connection with our licensing contracts. The remaining $705,000 of our income tax provision amount relates primarily to taxes in certain foreign jurisdictions where we have recently commenced operations and estimated provision for U.S. alternative minimum taxes for the fiscal year ended December 31, 2004. Due to our losses in 2003 and 2002, no provision for income taxes was recorded in any of those years. At December 31, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $99.7 million that expires in various years through 2024. These future tax benefits have not been recognized as an asset on our consolidated balance sheet due to sufficient uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize these tax benefits. A portion of these NOLs relate to prior acquisitions. The Tax Reform Act of 1986, places limitations on how fast these acquisition-related NOLs can be consumed. As such, the amounts of, and benefits from, net operating loss carryforwards may or could be restricted or limited under certain circumstances. We currently do not expect to be subject to these restrictions or limitations for 2005.
      Gain on escrow settlement, net. During the quarter ended March 31, 2003, we recognized a net gain of $4.6 million associated with the settlement of an escrow claim against the selling shareholders of CMD.
Liquidity and Capital Resources

	2004	Change		2003	Change		2002

	(Dollars in thousands)
Cash and cash equivalents	$23,280	$5,346		$17,934	$3,021		$14,913
Short term investments	70,240	50,920		19,320	(1,600)		20,920

Total cash, cash equivalents and short term investments	$93,520			$37,254			$35,833
Percentage of total assets	60.4%	17.9	pts	42.5%	(3.7	)pts	46.2%
Total current assets	$129,936	66,913		$63,023	$5,790		$57,233
Total current liabilities	(32,829)	(7,480)		(25,349)	4,097		(29,446)

Working capital	$97,107	59,433		$37,674	9,887		$27,787
Cash (used in) operating activities	36,446	39,339		(2,893)	5,985		(8,878)
Cash provided by (used in) investing activities	(53,140)	(49,793)		(3,347)	(7,896)		4,549
Cash provided by financing activities	22,040	12,779		9,261	2,065		7,196
Net increase (decrease) in cash and cash equivalents	5,346	2,325		3,021	154		2,867
      Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit, capital lease financings, and operating cash flows. At December 31, 2004, we had $97.1 million of working capital and $93.5 million of cash, cash equivalents and short-term investments. If we are not able to generate cash from operating activities, we will liquidate short-term investments or, to the extent available, utilize credit arrangements to meet our cash needs.

Operating activities
      Operating activities provided $36.4 million of cash during 2004. For 2004, our net income excluding depreciation, stock compensation expense, amortization of goodwill and intangible assets, provision for doubtful accounts, gain on derivative investment security, and tax benefit from employee stock plans was $38.5 million. Increases in accounts receivable, inventories, accounts payable, accrued liabilities, deferred license revenue, and deferred margin on sales to distributors and decreases in prepaid assets and other current assets used $2.1 million in cash.
      Net accounts receivable increased to $19.4 million at December 31, 2004 from $12.8 million at December 31, 2003. The increase is primarily due to increased sales volume. The days of sales outstanding (DSO) was 38 days at December 31, 2004, compared to 38 days at the end of December 31, 2003. DSO has remained unchanged although revenue and the net accounts receivable balances have increased significantly due primarily to improved collections. We expect DSO to fluctuate during the year, but likely will remain in the 38-48 days range for the remainder of the year.
      Inventories increased to $13.9 million at December 31, 2004 from $10.3 million at December 31, 2003. The increase is attributable primarily to increased business volume during the year 2004 and to support future projected revenue activity. Our inventory turn rate decreased to 4.8 as at December 31, 2004 from 5.1 as at December 31, 2003. Inventory turns are computed on an annualized basis, using the most recent quarter results, and are a measure of the number of times inventory is replenished during the year. Our inventory turns decreased primarily due to higher inventory balances as at December 31, 2003. We expect our inventory turns to range between 5.0 and 6.0 over the course of the year.
      Accounts payable and accrued liabilities increased to $6.8 million and $13.4 million, respectively, at December 31, 2004 from $6.4 million and $8.7 million, respectively, at December 31, 2003. The increase in accounts payable was due to the timing of when payables became due, and the increase in accrued liabilities is primarily due to an accrual for employee bonus of $3.2 million.
      Deferred margin on sales to distributors increased to $10.0 million at December 31, 2004 from $7.3 million at December 31, 2003. The increase is principally due to the effect of increased distributor related shipments at December 31, 2004 as compared to December 31, 2003.

Investing and financing activities
      We used $53.1 million of cash in our investing activities in 2004. We used $5.9 million towards the purchase of property and equipment and used $47.2 million towards the net purchases of short-term investments. We used $3.3 million of cash from investing activities in 2003 and generated $4.5 million of cash from investing activities in 2002. We provided $1.6 million and $8.3 million in net proceeds from sales and purchases of short-term investments in 2003 and 2002, respectively.
      We generated $22.0 million from financing activities in 2004. This primarily included $23.7 million in proceeds received from issuances of common stock from stock option exercises and ESPP purchases, offset by $1.7 million representing repayment of debt. We generated $9.3 million of cash from financing activities in 2003 and $7.2 million of cash from financing activities in 2002. During 2003, we received $11.5 million of proceeds from issuances of common stock through our stock option and stock purchase plans, and our net borrowing activities, including releases of security deposits and debt repayments, used $2.4 million. Cash generated from financing activities in 2002 was $7.8 million from proceeds received from the issuances of common stock, $3.6 million being proceeds from borrowings and approximately $4.2 million paid for security deposits on lease financing and debt payments.
Debt and Lease Obligations
      In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bore interest at prime plus 0.25% and required monthly payments through its maturity of October 1, 2004. This loan was repaid in full in 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of December 31, 2004, $48,000 was outstanding under these term loans.
      During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit is secured by the Company’s equipment, eligible accounts receivable and inventory. This revolving line of credit expires in March 2005, and bears interest at prime plus 0.25% or LIBOR plus 2.75%, at our option. No amounts have been drawn down under this line of credit as of December 31, 2004. Equipment advances pursuant to the equipment line of credit were available to us through August 2004, however no amounts were drawn down against this line and it expired in accordance with its terms. Our credit facilities contain quarterly and annual financial covenants. As of December 31, 2004, we were in compliance with all covenants. In November 2004, we leased certain capital equipment and as of December 31, 2004, the future capital lease obligations were approximately $441,000.
      In October 2002, we financed a $351,000 insurance premium at an interest rate of 5.75%. Monthly payments of $40,000 were due through June 2003. This was repaid in full during 2003.
      We leased certain software and equipment under lease agreements accounted for as capital leases. All such leases matured during 2003.
      In October 1999, we entered into a non-cancelable operating lease through July 2003 for our principal operating facility. This lease requires average monthly rental payments of approximately $133,000 and was secured by a certificate of deposit in the amount of $283,000, which was included in prepaid expenses and other current assets on our 2002 consolidated balance sheet. Under the terms of the original lease agreement, this security requirement was not required after July 2003; therefore we no longer maintain a certificate of deposit. In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility, including an additional 30,000 square feet of space in an adjacent building, that commenced in August 2003 and expires in July 2010. In June 2004, the lease terms were amended and the Company leased approximately 28,000 square feet of additional space (for a total leased area of approximately 110,000 square feet). The revised agreement provides for a rent free period for the additional space and thereafter an initial monthly base rental of $107,607 and provides for annual increases of 3% thereafter.
      In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. We have subleased parts of this facility to three separate third parties. Two of these sublease agreements are coterminous leases and extend through November 2005, while the other sublease is on a month-to-month basis. These subleases collectively generate monthly sublease income of approximately $40,000 to offset our payment obligations. Additionally, in connection with our acquisition of SCL in July 2001, we acquired the lease of a facility in Milpitas, California with average monthly rental payments of approximately $18,000 per month. We do not occupy the Milpitas facility and are attempting to sublease the space. We also lease office space in Taiwan, Korea, United Kingdom and Japan.
      Rent expense totaled $1,771,000, $1,902,000 and $2,529,000 in 2004, 2003 and 2002, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities. Future minimum payments for our operating leases, debt and capital lease obligations and inventory related purchase obligations outstanding at December 31, 2004 are as follows (in thousands):

		Payments Due in

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt and capital lease obligations	$528	$288	$240	$—	$—
Operating lease obligations	9,746	3,155	2,818	2,900	873
Inventory purchase commitments	3,534	3,534	—	—	—

Total	$13,808	$6,977	$3,058	$2,900	$873

      We plan to spend approximately $5-10 million during the next 12 months for equipment, furniture and software.
      Based on our estimated cash flows for 2005, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the timing and extent of development, licensing and royalty revenues, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.
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
      The revenue and income potential of our business and the markets we serve are early in their lifecycle and are difficult to predict. The Digital Visual Interface (DVI) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of consumer electronics and storage IC products in mid-to-late 2001. In addition, the preliminary serial ATA specification was first published in August 2001 and the High Definition Multimedia Interface (HDMI) specification was first released in December 2002. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We have a history of losses and may not become profitable.
      We have incurred net losses in each fiscal year since our inception, including net losses of $0.3 million, $12.8 million and $40.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. We may continue to incur net losses for the foreseeable future. Accordingly, we may not achieve and sustain profitability.

Our quarterly operating results may fluctuate significantly and are difficult to predict.
      Our quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

•	the growth, evolution and rate of adoption of industry standards for our key markets, including digital-ready PCs and displays, consumer electronics and storage devices;

•	the fact that our licensing revenue is heavily dependent on a few key licensing transactions being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected, and our concentrated dependence on a few licensees in any period for substantial portions of our expected licensing revenue and profits;

•	competitive pressures, such as the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products, including integration into their products functionality offered by our products, and the prices set by competitors for their products, and the potential for alliances, combinations, mergers and acquisitions among our competitors;

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations regarding the timing and extent to which digital content must be made available to consumers;

•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components;

•	the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products;

•	fluctuations in the price of our common stock, which drive a substantial portion of our non-cash stock compensation expense; and

•	the nature and extent of litigation activities, particularly relating to our patent infringement suit against Genesis Microchip, and any subsequent legal proceedings related to the matters raised in that suit; and class action lawsuits against us that were initiated in early 2005;
      Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our future quarterly operating results are highly dependent upon how well we manage our business.
      Our quarterly operating results may fluctuate based on how well we manage our business. Some of these factors include the following:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels, and all other things necessary to enter new market segments;

•	our ability to successfully manage our business in multiple markets such as PC, storage and CE; which may involve additional research and development, marketing or other costs and expenses;

•	our ability to close licensing deals and make timely deliverables and milestones on which recognition of revenue often depends;

•	our ability to engineer customer solutions that adhere to industry standards in a timely, and cost-effective manner;

•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;

•	our ability to manage joint ventures and projects, design services, and our supply chain partners;

•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;

•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;

•	the success of the distribution and partner channels through which we choose to sell our products; and

•	our ability to manage expenses and inventory levels.
      If we fail to effectively manage our business, this could adversely affect our results of operations.

The licensing component of our business strategy increases business risk and volatility.
      Part of our business strategy is to license certain of our Company’s technology to companies that address markets in which we do not want to directly participate. We have limited experience marketing and selling our technology on a licensing basis. In conjunction with the business strategy we adopted in late 2001, we signed our first license contract in December 2001, and have signed others since then. There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Many of these factors require significant judgments. Licensing revenues could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict. Because of their high margin content, licensing revenues can have a disproportionate impact on gross margins and profitability. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology, and other factors. In addition, in any period, our expectation of licensing revenue is or may be dependent on one or a few licenses being completed. Licensing that occurs in the course of actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from licensing transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

We face intense competition in our markets, which may lead to reduce revenue from sales of our products and increased losses.
      The PC, CE and storage markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. Our display products face competition from a number of sources, including analog solutions, DVI-based solutions, dual (analog and DVI based) solutions and other digital interface solutions. We expect competition in the display market to increase. For example, Analog Devices, ATI, Broadcom, Chrontel, Genesis Microchip, Explore Tech, National Semiconductor, Novatek, nVidia, Philips, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Sunplus, Texas Instruments, Thine, and Weltrend, are shipping products or have announced intentions to introduce products and/or other digital interface solutions that we expect will compete with our PanelLink products. Other companies have announced DVI-based solutions and we expect that additional companies are likely to enter the market. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, directly or indirectly, such as the integration of a DVI transmitter into a graphics processing chip or integration of a DVI receiver into a panel monitor controller.
      In the CE market, our digital interface products are used to connect cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and High-bandwidth Digital Content Protection (HDCP), or HDMI with or without HDCP support. Companies that have announced or are shipping DVI-HDCP solutions include Texas Instruments (TI), Toshiba, Panasonic, Mstar, Thine, Broadcom and Genesis Microchip (Genesis). In addition, our video processing products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, Mediamatics, Micronas Semiconductor, Oplus, Philips, Pixelworks, Zoran, ATI and Trident. We also compete, in some instances, against in-house developed solutions designed by large original equipment manufacturers and or customers with captive in-house semiconductor capabilities. We expect competition for HDMI products from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson, Toshiba, MStar, and Analog Devices. Toshiba and Matsushita have working HDMI solutions.
      Silicon Image has worked to develop a unique strategy that involves both the creation of partnerships as well as the licensing of our intellectual property to accelerate the adoption of new standards such as Serial — ATA and HDMI. This strategy allows Silicon Image to be recognized as the de-facto inter-operability leader in the industry. As an example, Silicon Image has entered into a strategic licensing deal with MediaTek (a major supplier of DVD player chipsets). Silicon Image recognized that the DVD player market is fiercely competitive and the emerging HDMI technology would likely be integrated into existing “system on a chip” solutions. Based on this recognition, Silicon Image proactively licensed our HDMI transmitter technology to MediaTek for incorporation in their chipsets that we hope will begin shipping during 2005. This arrangement involved fees paid to Silicon Image upon delivery of the solution and possible payments per unit dependent upon the volume of units shipped by Mediatek. This deal was strategic to Silicon Image in that Silicon Image agreed to give MediaTek a reduction on payments if MediaTek achieved certain aggressive milestones (units shipped) during 2005. Silicon Image was willing to agree to this provision with the belief that this was not a sustainable market for our discrete solutions, and to the extent more source devices were enabled with HDMI, we felt this would create additional opportunities for Silicon Image’s HDMI receiver products. This arrangement makes MediaTek a competitor in the sense they will win a portion of the market but also makes them a partner in helping fuel sales on the receiver side.
      Another example is our strategic relationship with Sunplus. Silicon Image has licensing arrangements as well as agreements involving joint product development and the manufacture and supply of products. These agreements make Sunplus a strategic partner in that Silicon Image has access to technology and manufacturing facilities not previously available and also garners an ongoing royalty when Sunplus makes a chip sale that integrates HDMI or SATA.
      Silicon Image has several other licensees and smaller partnerships of a similar nature. The effect of these “partnerships” over time should accelerate growth and lower research and development expenses. While the products developed in these partnerships may return lower gross margins for Silicon Image, they will fuel higher revenues with less investment in development expenses; thus these products are expected to contribute to the bottom line in a similar fashion to the contribution we receive from higher gross margin, non-partnership related products.
      In the storage market, our Fibre Channel products face competition from companies selling similar discrete products, including PMC Sierra, ServerWorks and Vitesse, from other Fibre Channel Serializer-Deserializer (SerDes) providers who license their core technology, such as LSI Logic, and from companies that sell Host Bus Adapters (HBA) controllers with integrated SerDes, such as QLogic and Agilent. In the future, our current or potential customers may also develop their own proprietary solutions that may include integration of SerDes.
      Our SATA products compete with similar products from Marvell and Promise. In addition, other companies such as Adaptec, APT, ATI, Intel, LSI Logic, ServerWorks and Vitesse have developed or announced intentions to develop SATA controllers. We also compete against Intel and other motherboard chipset makers that have integrated SATA functionality into their chipsets.
      Our parallel ATA products compete with similar products from Promise and Highpoint.
      Our SteelVine products compete with similar products from Adaptec, IQStor and Xyratex.
      Some of these competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. In addition, some of our competitors could merge (for example, Genesis and Pixelworks announced, and then terminated, such a merger), which may enhance their market presence. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote more resources to the promotion and sale of their products. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and increase our losses.

Demand for our consumer electronics products is dependent on the adoption and widespread use of the HDMI specification.
      Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (TMDS®) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption in December 2002 and version 1.1 of the specification was published for adoption in May 2004. We cannot predict the rate at which manufacturers will adopt the HDMI specification. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.
      We believe that the adoption of our CE products may be affected in part by U.S. and international regulations relating to digital television, cable, satellite and over-the-air digital transmissions, specifically regulations relating to the transition from analog to digital television. The Federal Communications Commission (FCC) has adopted rules governing the transition from analog to digital television, which include rules governing the requirements for television sets sold in the United States designed to speed the transition to digital television. The FCC has delayed such requirements and timetables for phasing in digital television in the past. We cannot predict whether the FCC will further delay its rules relating to the digital television requirements and timetables. In the event that additional regulatory activities, either in the United States or internationally, delay or postpone the transition to digital television beyond the anticipated time frame, that could reduce the demand for our CE products.
      In addition, we believe that the rate of HDMI adoption may be accelerated by FCC rules requiring that after July 2005 high-definition STBs distributed by cable operators include a DVI or HDMI interface and that as of certain phase-in dates televisions marketed or labeled as “digital cable ready” include a DVI or HDMI interface. However, we cannot predict whether these rules will be amended prior to phase in or that their phase-in dates will not be pushed back or otherwise delayed. In the event that the phase-in dates are postponed or otherwise delayed the demand for our products could be reduced, which would adversely affect our business. In the event that mandatory use of a DVI or HDMI interface in STBs distributed by cable operators were to be delayed beyond the currently anticipated time frame or not required at all, that could reduce the demand for our CE products, which would adversely affect our business. In addition, we cannot guarantee that the FCC will not in the future reverse these rules or adopt rules requiring or supporting different interface technologies, either of which would adversely affect our business.
      We believe that the adoption of HDMI may be affected by the availability of high-quality digital content to devices equipped with HDMI or DVI interfaces. Typically high quality digital content is made available to devices equipped with HDMI or DVI interfaces through high-definition television or digital television distribution channels. To the extent that the availability of such content is delayed or not made available by the content owners or broadcasters and distributors of such content then demand for HDMI products could be delayed or reduced.
      Transmissions of audio and video from source to sink devices over HDMI with HDCP represents a combination of new technologies working in concert. Cable and satellite system operators are just beginning to require transmissions of digital video with HDCP between source and sink devices in consumer homes, and DVD players incorporating this technology have only recently come to market. Complexities with these technologies and the variability in implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Also, the user experience associated with audiovisual transmissions over HDMI with HDCP is unproven, and users may reject products incorporating these technologies or they may require more customer support than expected. Delays or difficulties in integration of these technologies into products or failure of products incorporating this technology to achieve market acceptance could have an adverse effect on our business.

Growth of the market for our PC products depends on the widespread adoption and use of the DVI specification.
      Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which manufacturers of computers and digital displays will adopt the DVI specification. The adoption of DVI has been slower than we originally anticipated. The DVI adoption rate in the PC market was reported to be approximately 25% and 12% in 2003 and 2002, respectively. Reportedly, the 2004 DVI adoption rate in the PC market is approximately in the range of 45-50%. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Further delays in the widespread adoption of the DVI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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
      A large portion of our revenue is directly or indirectly related to the PC industry and the adoption of new or emerging technologies within the PC industry. Accordingly, we are highly dependent on the adoption of new or emerging technologies within the PC industry, which experienced a slowdown in growth during the second half of 2000 that has continued into 2004. We cannot predict the duration or severity of the downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results, including the adoption of these new or emerging technologies. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.
      Although we have broadened our product offerings to include more products in the consumer electronics and storage markets, there can be no guarantee that we will achieve long-term success in these markets. To date, we have achieved reasonable success, but if we fail to consistently achieve design wins in the consumer electronics and storage markets, we would become more dependent on our PC related products for the PC industry.
      In general, the demand for our products in the PC market is highly dependent upon Intel’s continued integration of SDVO and PCI-Express into its PC chipset platforms. Although Intel has included SDVO and PCI-Express in its Grantsdale platform, there is no assurance that Intel will continue to include DVI support in its future platforms. Our revenue generated from sales of DVI transmitters and SATA host controllers is highly dependent upon the ability of such transmitters to work with existing Intel PC chipset platforms. If Intel fails to integrate SDVO and PCI-Express or some other convenient method to interface to our products in its future PC chipset platforms, then the demand for our DVI transmitters could be adversely affected. Demand for our DVI receiver products is also highly dependent upon Intel’s integration of serial interfaces into its PC chipset platform because of Intel’s dominant market share in the PC business. If Intel were to discontinue support for serial interfaces, then the number of available PCs with a DVI port could significantly decrease, thus reducing demand for our DVI receivers.

Our success depends in part on new strategic relationships.
      We have recently entered into several strategic partnerships and joint ventures with third parties. Examples include our licensing arrangements with MediaTek, under which we licensed our HDMI transmitter technology to MediaTek for incorporation into their DVD player chipsets, and our licensing and joint venture arrangements with Sunplus, under which Sunplus licenses our technology and we and Sunplus jointly develop products for manufacture and supply by a joint venture entity. We have several other smaller licenses and partnerships of a similar nature. While these arrangements are designed to drive revenue growth and adoption of our technologies and industry standards promulgated by us and also reduce our research and development expenses, there is no guarantee that these arrangements will be successful. Negotiating and performing under these arrangements involves significant time and expense, we may not realize anticipated increases in revenues, standards adoption or cost savings, and these arrangements may make it easier for the third parties to compete with us, any of which may have a negative affect our business and results of operations.

Our success depends on the development and growth of markets for products based on new and emerging storage technologies.
      Our product development efforts in the storage market are focused on the development of products using new interface technologies such as Fibre Channel and SATA. The markets for these new interface technologies are at an early stage of development, and there can be no assurance that they will replace other storage interfaces that are now widely used, such as parallel ATA and SCSI. The potential size and rate of development of these markets are uncertain and will depend on many factors, including:

•	the rate at which manufacturers of storage subsystems adopt new interface technologies, which may be more costly to implement than existing interface technologies until volumes are sufficient to bring costs to competitive levels;

•	the availability of cost-effective semiconductors and components for storage subsystems, such as SATA-enabled hard drives and SATA-enabled optical drives (CD and DVD) that implement new interface technologies for the storage market;

•	whether and to the degree Intel or other motherboard manufacturers integrate the functionality of our products, such as SATA, into their chips and chipsets; and

•	improvement to existing storage interface technologies such as parallel ATA and SCSI, or the introduction of other new storage interface technologies, either of which may decrease consumer demand for our storage products.
      In particular, the rate of implementation of the SATA interface will depend on how quickly drive (optical and hard disk) manufacturers, motherboard and PC providers and chipmakers are able to resolve technical communication and functionality issues to enable a “plug and play” environment in which a computer system is automatically able to recognize and configure storage devices. Resolution of these issues could be time-consuming, and will depend in good measure on the ability of chipmakers to incorporate the required high-speed serial data transfer capabilities into their semiconductors without sacrificing manufacturing yields.
      Any delay in acceptance of new interface technologies, or a reduction in the growth or size of the market for systems based on SATA or Fibre Channel technologies, would limit sales of our storage products and reduce our revenue. Any delay in the availability of serial ATA compatible drives or acceleration of serial ATA or Fibre Channel SerDes integration efforts by motherboard or storage controller manufacturers may also reduce our revenue.

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
      With respect to our product offerings based upon the SteelVine architecture, there can be no assurance such product offerings will achieve the desired level of market acceptance in the anticipated timeframes or that such product offerings will be successful. Furthermore, there can be no assurance that we will be able to introduce these products into the marketplace on a timely basis or that we will be successful in achieving the necessary partners and channels to be successful in the marketplace. Our inability to be timely in product introductions and or have adequate partners and channels may adversely impact our ability to be successful with this line of products and would adversely affect our business. It is anticipated that the products based upon the SteelVine architecture will be sold into markets where we have limited experience. Furthermore, there is no established market for these products. There can be no assurance that we will be able to successfully market and sell the products based upon the SteelVine architecture and failure to do so would adversely affect our business.

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
      Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2004, shipments to World Peace International, an Asian distributor, generated 15% of our revenue and shipments to Microtek, a distributor, generated 12% of our revenue. For the year ended December 31, 2003, shipments to World Peace International, generated 15% of our revenue, and shipments to Weikeng, a distributor, generated 8% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/ or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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
      Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 45% of our revenue for the year ended December 31, 2004, 42% of our revenue for the year ended December 31, 2003, and 42% of our revenue for the year ended December 31, 2002. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

•	manage a more complex supply chain;

•	monitor and manage the level of inventory of our products at each distributor;

•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

•	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States, and the majority of which are not publicly traded;

•	Since we have limited ability to forecast inventory levels at our end customers, it is possible that there may be significant build-up of inventories in the retail channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. This could adversely impact our revenues and profits.
      Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner because the process of developing high-speed semiconductor products is complex and costly.
      The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new storage products for the consumer electronics and small and medium business markets and we expect to introduce new consumer electronics, storage and PC products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•	accurate prediction of market requirements and evolving standards, including enhancements or modifications to existing standards such as DVI, HDCP, SATA I and SATA II, and HDMI;

•	identification of customer needs where we can apply our innovation and skills to create new standards or areas for product differentiation that improve our overall competitiveness either in an existing market or in a new market;

•	development of advanced technologies and capabilities, and new products that satisfy customer requirements;

•	competitors’ and customers’ integration of the functionality of our products into their products, which puts pressure on us to continue to develop and introduce new products with new functionality;

•	timely completion and introduction of new product designs;

•	management of product life cycles;

•	use of leading-edge foundry processes and achievement of high manufacturing yields and low cost testing; and

•	market acceptance of new products.
      Accomplishing all of this is extremely challenging, time-consuming and expensive and there is no assurance that we will succeed. Product development delays may result from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource limitations, the inability to license third-party technology or other factors. Competitors and customers may integrate the functionality of our products into their products that would reduce demand for our products. If we are not able to develop and introduce our products successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results. In addition, it is possible that we may experience delays in generating revenue from these products or that we may never generate revenue from these products. We must work with a semiconductor foundry and with potential customers to complete new product development and to validate manufacturing methods and processes to support volume production and potential re-work. Each of these steps may involve unanticipated difficulties, which could delay product introduction and reduce market acceptance of the product. In addition, these difficulties and the increasing complexity of our products may result in the introduction of products that contain defects or that do not perform as expected, which would harm our relationships with customers and our ability to achieve market acceptance of our new products. There can be no assurance that we will be able to achieve design wins for our planned new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields, or that any design wins will produce any revenue. Failure to develop and introduce new products, successfully and in a timely manner, may adversely affect our results of operations.

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
      In the past, the semiconductor industry has been characterized by significant downturns and wide fluctuations in supply and demand. For example, demand in the semiconductor industry rose to record levels in 1999, and then declined until beginning to show signs of recovery during 2003 and 2004. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third-party suppliers. Production capacity for fabricated semiconductors is subject to allocation, whereby not all of our production requirements would be met. This may impact our ability to meet demand and could also increase our production costs. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.

We depend on third-party sub-contractors to manufacture, assemble and test nearly all of our products, which reduce our control over the production process.
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
      A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the years ended December 31, 2004, 2003 and 2002 72%, 74%, and 72% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

•	difficulties in managing from afar;

•	political and economic instability, including international tension in Iraq, Korea and the China Strait and lack of normal diplomatic relationships between the United States and Taiwan;

•	less developed infrastructures in newly industrializing countries;

•	susceptibility of foreign areas to terrorist attacks;

•	susceptibility to interruptions of travel, including those due to international tensions (including the war in and occupation of Iraq), medical issues such as the SARS and Avian Flu epidemics (particularly affecting the Asian markets we serve), and the financial instability and bankruptcy of major air carriers;

•	bias against foreign, especially American, companies;

•	difficulties in collecting accounts receivable;

•	expense and difficulties in protecting our intellectual property in foreign jurisdictions;

•	difficulties in complying with multiple, conflicting and changing laws and regulations, including export requirements, tariffs, import duties, visa restrictions, environmental laws and other barriers;

•	exposure to possible litigation or claims in foreign jurisdictions; and

•	competition from foreign-based suppliers and the existence of protectionist laws and business practices that favor these suppliers, such as withholding taxes on payments made to us.
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
      We rely on a combination of patent, copyright, trademark, mask work and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patents will be issued as a result of any applications or, if issued, that any claims allowed will protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. It may be possible for a third-party, including our licensees, to misappropriate our copyrighted material or trademarks. It is possible that existing or future patents may be challenged, invalidated or circumvented and effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. It may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, and the outcome often is not predictable. As a result, despite our efforts and expenses, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business. In addition, practicality also limits our assertion of intellectual property rights. Patent litigation is expensive and its results are often unpredictable. Assertion of intellectual property rights often results in counterclaims for perceived violations of the defendant’s intellectual property rights and/or antitrust claims. Certain parties after receipt of an assertion of infringement will cut off all commercial relationships with the party making the assertion, thus making assertions against suppliers, customers, and key business partners risky. If we forgo making such claims, we may run the risk of creating legal and equitable defenses for an infringer.

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
      In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. Version 1.0 of the specification was published for adoption on December 9, 2002. The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image’s patented underlying TMDS® technology, optionally, along with Intel’s HDCP as the basis for the interface. The founders of the working group have signed a founder’s agreement in which each commits to license certain intellectual property to each other, and to adopters of the specification.
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
      Intel has a dominant role in many of the markets in which we compete, such as PCs and storage, and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:

•	Intel has been an investor of ours;

•	Intel and we have been parties to a business cooperation agreement;

•	Intel and we are parties to a patent cross-license;

•	Intel and we worked together to develop HDCP;

•	an Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;

•	Intel and we were two of the original founders of the Digital Display Working Group (DDWG);

•	Intel is a promoter of the serial ATA working group, of which we are a contributor;

•	Intel is a supplier to us and a customer for our products;

•	we believe that Intel has the market presence to drive adoption of DVI and serial ATA by making them widely available in its chipsets and motherboards, which could affect demand for our products;

•	we believe that Intel has the market presence to affect adoption of HDMI by either endorsing the technology or promulgating a competing standard, which could affect demand for our products;

•	Intel may potentially integrate the functionality of our products, including Fibre Channel, serial ATA, DVI, or HDMI into its own chips and chipsets, thereby displacing demand for some of our products;

•	Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;

•	Intel’s technology, including its 845G chipset, may lower barriers to entry for other parties who may enter the market and compete with us; and

•	Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.
      Our cooperation and competition with Intel can lead to positive benefits, if managed effectively. If our relationship with Intel is not managed effectively, it could seriously harm our business, negatively affect our revenue, and increase our operating expenses.

We have granted Intel rights with respect to our intellectual property, which could allow Intel to develop products that compete with ours or otherwise reduce the value of our intellectual property.
      We have entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the grantor’s patents, except for identified types of products. We believe that the scope of our license to Intel excludes our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel’s rights to our patents could reduce the value of our patents to any third-party who otherwise might be interested in acquiring rights to use our patents in such products. Finally, Intel could endorse competing products, including a competing digital interface, or develop its own proprietary digital interface. Any of these actions could substantially harm our business and results of operations.

We are and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.
      Securities class action suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if merit less, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is not granted final approval, we believe that these claims are without merit and we intend to defend vigorously against them. We and certain of our officers, together with certain investment banks and their current or former employees, were named as defendants in a securities class action suit filed against us on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, was dropped as defendants. We believe that the settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we intend to defend vigorously against them.
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
      Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that the Company and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to defend itself vigorously in this matter.

We are currently engaged in intellectual property litigation that is time-consuming and expensive to prosecute. We may become engaged in additional intellectual property litigation that could be time-consuming, may be expensive to prosecute or defend, and could adversely affect our ability to sell our product.
      In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In addition, in recent years, there has been an increase in the filing of so-called “nuisance suits,” alleging infringement of intellectual property rights. These claims may be asserted as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit. In addition, as is common in the semiconductor industry, from time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. As each claim is evaluated, we may consider the desirability of entering into settlement or licensing agreements. No assurance can be given that settlements will occur or that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay damages or royalties to a third-party, and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.
      In April 2001, we filed suit against Genesis Microchip (Genesis) for infringement of one of our U.S. patents. At that time, we also filed a complaint against Genesis for unlawful trade practices related to the importation of articles infringing our patent. In February 2002, our motion to dismiss the unlawful trade practices complaint was granted and we filed an amended complaint against Genesis alleging infringement of two of our U.S. patents. These patents relate to our DVI receiver products, which generate a significant portion of our revenue. The amended complaint seeks a declaration that Genesis has infringed our patents, that Genesis’ behavior is not licensed, an injunction to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patents, and monetary damages. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. We filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims. In August 2002, the Court granted our motion and dismissed Genesis’s re-filed counterclaims with prejudice. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment order based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. On January 16, 2004, Genesis filed a notice of appeal. On August 26, 2004, the parties completed the filing of their respective appeal briefs. On October 26, 2004, the Court of Appeals for the Federal Circuit issued an order setting the oral arguments for the appeal on December 7, 2004. The hearing took place as scheduled. At the end of the hearing, the panel of Federal Circuit judges hearing the case stated that they believed that no final order had been issued by the trial court, and that therefore the Federal Circuit did not have jurisdiction to hear the appeal. The Federal Circuit issued its opinion on January 28, 2005 and, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the parties’ agreement to settle the case, as embodied in the Memorandum of Understanding (MOU) that was found by the lower court to be valid and enforceable, requires that Genesis pay us a portion of the settlement as a condition to dismissing the case. Because the lower court allowed Genesis to pay the amount into escrow instead of directly to us, the Federal Circuit held that the underlying claims asserted below remain pending, and therefore the judgment below is not “final” and is appealable.
      There can be no assurance that Genesis will not undertake further efforts to avoid its obligations under the MOU, and that further proceedings (lawsuits, contempt citations, etc.) against Genesis, and certain of its executives, its counsel, and others may not be required to obtain compliance or to obtain redress for non-compliance. There can be no assurance that an appellate court will uphold the Court’s rulings or the MOU. There can be no assurance that further delays or noncompliance will not occur. The Court’s rulings of July 15, 2003 and December 19, 2003 indicate that Genesis violated certain provisions of the MOU, and of the protective order in the case, including disclosure of confidential information to Pixelworks. On August 5, 2003, Genesis and Pixelworks issued a joint press release terminating their proposed merger. In that press release, Genesis and Pixelworks jointly stated, “Pixelworks has confirmed that prior to signing the merger agreement, it reviewed the Memorandum of Understanding that purported to settle the lawsuit between Genesis Microchip and Silicon Image, Inc.” While this litigation, including the appeal or any possible derivative proceedings, is pending, Genesis may use the technology covered by these patents to develop products that might compete with ours. If we are unsuccessful in this litigation, we could be unable to prevent Genesis or others from using the technology covered by these patents. Even if we prevail in this litigation, uncertainties regarding the outcome prior to that time may reduce demand for our products, or Genesis’s use of our technology in products that compete with our products may reduce demand or pricing for our products. In addition, even if the MOU is upheld on appeal, future disputes may occur, including those regarding whether and what intellectual property licenses were granted and the scope of any such licenses and the royalty rates and payment terms for such licenses, whether the MOU was breached, whether consent was fraudulently obtained, and whether a merger partner may succeed to the rights and/or the obligations under the MOU. These disputes may result in additional costly and time-consuming litigation or the license of additional elements of our intellectual property for free.

      Any potential intellectual property litigation against us could also force us to do one or more of the following:

•	stop selling products or using technology that contains the allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

•	attempt to redesign products that contain the allegedly infringing intellectual property.
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
      As a result of the delayed filing of our Form 10-Q for the quarter ended September 30, 2003, and the Audit Committee’s examination, we have experienced additional risks and costs. The Audit Committee’s examination has been time-consuming, required us to incur additional expenses and affected management’s attention and resources. Further, the measures to strengthen internal controls already implemented or being implemented have and may continue to require greater management time and company resources to implement and monitor. We incurred approximately $1.1 million of costs associated with the Audit Committee examination in the fourth quarter of 2003 and an additional $1.0 million in 2004. These costs included payments made by us pursuant to indemnity agreements between certain individuals and us.

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
      Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of who would be difficult to replace. The loss of one or more of these employees could harm our business. Although we have entered into a limited number of employment contracts with certain executive officers, we generally do not have employment contracts with our key employees. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our location. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees. Replacing departing executive officers and key employees can involve organizational disruption and uncertain timing.
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

We have experienced management transitions in the past and may continue to do so in the future.
      We have experienced a number of transitions with respect to our board of directors and executive officers in recent quarters, including the following:

•	In April 2004, Steve Tirado moved from the position of president to division president of storage group, Jaime Garcia-Meza moved from the position of vice president of worldwide sales to vice president of sales and marketing for storage platforms, Rob Valiton was appointed as vice president of worldwide sales, and Chris Paisley was appointed to the board of directors

•	In August 2004, the company announced that Robert Gargus planned to retire from the position of chief financial officer and Dale Brown, the controller of the company, was appointed as chief accounting officer. Although an executive search is underway, the timing of appointment of a successor to Mr. Gargus is uncertain.

•	In September 2004, Parviz Khodi, the vice president, PC/display products of the company, passed away unexpectedly and his duties were subsequently assumed by John LeMoncheck, the vice president, CE products and Patrick Reutens was appointed as chief legal officer of the company.

•	In November 2004, David Lee resigned from the positions of chief executive officer and president, Steve Laub was appointed as chief executive officer and president and to the board of directors as well, and Andrew Rappaport and Douglas Spreng resigned from the board of directors.

•	In January 2005, Steve Laub resigned from the positions of chief executive officer and president and from the board of directors, Steve Tirado was appointed as chief executive officer and president and to the board as well, and Chris Paisley was appointed chairman of the board of directors.

•	In February 2005, Jaime Garcia-Meza was appointed as vice president of our storage business.
      Past and future transitions with respect to our board and executives may result in disruptions in our management and operations and additional costs.

Industry cycles may strain our management and resources.
      Cycles of growth and contraction in our industry may strain our management and resources. To manage these industry cycles effectively, we must:

•	improve operational and financial systems;

•	train and manage our employee base;

•	successfully integrate operations and employees of businesses we acquire or have acquired;

•	attract, develop, motivate and retain qualified personnel with relevant experience; and

•	adjust spending levels according to prevailing market conditions.
      If we cannot manage industry cycles effectively, our business could be seriously harmed.

Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in areas susceptible to natural disasters.
      Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the years ended December 31, 2004, 2003, and 2002 customers and distributors located in Taiwan generated 25%, 34%, and 34% of our revenue, respectively, and customers and distributors located in Japan generated 20%, 15%, and 12% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.
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

We have recently established offices in Japan, Republic of Korea (South Korea), and the United Kingdom
      We have recently established offices in Japan and South Korea. Accordingly, we are subject to risks, including, but not limited to:

•	being subject to Japanese, South Korean, and United Kingdom tax laws and potentially liable for paying taxes in Japan, South Korea, and the United Kingdom;

•	profits, if any, earned in Japan, South Korea , and the United Kingdom will be subject to local tax laws and may not be repatriable to the United States;

•	we have and will enter into employment agreements in connection with hiring personnel for the Japanese and South Korean offices and are governed by the provisions of the Japanese, South Korean, and United Kingdom labor laws; and

•	the operations of the local office are and will be subject to the provisions of other local laws and regulations.

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

Item 7A.	Quantitative and Qualitative Disclosures of Market Risk
Equity Investments
      We are exposed to equity price risk on our portfolio of marketable equity securities. As of December 31, 2004, the market value of our equity investment was approximately $4.0 million compared to $5.0 million as of June 30, 2004, a decrease of 20%. We believe that it is reasonably possible that the fair values of these securities could adversely change in the near term. We have a policy in place to review our equity holdings on a regular basis to evaluate whether or not such securities has experienced an other-than-temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists in one of our marketable equity securities, it is our policy to write down these equity investments to the market value and record the related write-down in our consolidated statements of operations.
Fixed Income Investments
      As of December 31, 2004, we had an investment portfolio of fixed income securities as reported in short-term investments, including those classified as cash equivalents of approximately $93.5 million. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments. A sensitivity analysis was performed on our investment portfolio as of December 31, 2004. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis (in thousands).

0.5%	1.0%	1.5%

$288	$576	$863
      We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one security issue, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material.
Market Price
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
Evaluation of Disclosure Controls and Procedures
      (a) For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

      (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of our 2004 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Definition of Disclosure Controls
      Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item, which will be set forth under the captions “Proposal No. 1 Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” in Silicon Image’s Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this Item, which will be set forth under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in Silicon Image’s Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item regarding ownership of Silicon Image’s securities, which will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Silicon Image’s Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference. The information required by this Item regarding Silicon Image’s equity compensation plans, which will be set forth under the caption “Equity Compensation Plans” in Silicon Image’s Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item, which will be set forth under the caption “Certain Relationships and Related Transactions” in Silicon Image’s Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item, which will be set forth under the caption “Audit and Related Fees” in Silicon Image’s Proxy Statement for its 2005 Annual Meeting of Stockholders, is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) The following documents are filed as a part of this Form:

1. Financial Statements:

2. Financial Statement Schedules

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

      (b) Reports on Form 8-K:
      We filed or furnished six reports on Form 8-K during our fourth quarter ended December 31, 2004. Information regarding the items reported on is as follows:

Date Filed
or Furnished	Item No.	Description

October 1, 2004	Items 1.01 and 9.01	On October 1, 2004, we reported the unexpected death of an executive officer and the related payment arrangement and amendment of vesting terms authorized by our compensation committee for the benefit of the executive officer’s estate.

October 25, 2004	Items 2.02 and 9.01	On October 25, 2004, we reported our earnings release and conference call transcript for the quarter ended September 30, 2004 (Consolidated Financial Statements for this period were furnished with this report).

October 28, 2004	Item 1.01	On October 28, 2004, we announced the appointment of a new executive officer effective October 22, 2004.

November 10, 2004	Item 8.01	On November 10, 2004, we filed a current report on Form 8-K regarding planned stock sales by one of our executives.

November 15, 2004	Items 1.01 and 5.02	On November 15, 2004, we announced the appointment of a new board member and chief executive officer effective November 11, 2004.

November 18, 2004	Item 5.02	On November 17, 2004, we reported the resignation of two of our board members on November 16, 2004.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenue:
Product	$152,350	$89,335	$74,884
Development, licensing and royalties	20,809	14,190	6,655

Total revenue	173,159	103,525	81,539
Cost of revenue and operating expenses:
Cost of revenue(1)	68,614	47,192	39,299
Research and development(2)	61,459	43,386	40,205
Selling, general and administrative(3)	42,183	20,943	19,976
Amortization of intangible assets	1,345	1,103	3,482
In-process research and development	—	5,482	—
Impairment of goodwill and intangible assets	—	—	5,200
Restructuring	—	986	7,193
Patent assertion and acquisition integration costs	519	2,152	7,034

Total cost of revenue and operating expenses	174,120	121,244	122,389

Loss from operations	(961)	(17,719)	(40,850)
Gain on escrow settlement, net	—	4,618	—
Interest income	945	498	998
Interest expense and other, net	(227)	(207)	(240)
Gain on derivative investment security	926	—	—

Income (loss) before provision for income taxes	683	(12,810)	(40,092)
Provision for income taxes	1,007	—	—

Net loss	$(324)	$(12,810)	$(40,092)

Net loss per share:
Basic and diluted	$(0.00)	$(0.18)	$(0.62)

Weighted average shares	75,081	69,412	64,283

(1)	Includes non-cash stock compensation expense of $2.8 million, $583,000, and $1.2 million for 2004, 2003 and 2002, respectively.

(2)	Includes non-cash stock compensation expense of $16.6 million, $6.9 million, and $7.4 million for 2004, 2003, and 2002, respectively.

(3)	Includes non-cash stock compensation expense of $13.4 million, $2.5 million, and $2.5 million for 2004, 2003 and 2002, respectively.
See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$23,280	$17,934
Short-term investments	70,240	19,320
Accounts receivable, net of allowances for doubtful accounts of $745 in 2004 and $670 in 2003	19,417	12,754
Inventories	13,926	10,312
Prepaid expenses and other current assets	3,073	2,703

Total current assets	129,936	63,023
Property and equipment, net	9,494	7,411
Goodwill	13,021	13,021
Intangible assets, net	1,683	3,028
Other assets	774	1,259

Total assets	$154,908	$87,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,833	$6,442
Accrued liabilities	13,418	8,726
Deferred license revenue	2,127	1,175
Debt obligations and capital leases	489	1,732
Deferred margin on sales to distributors	9,962	7,274

Total current liabilities	32,829	25,349
Commitments and contingencies (Notes 7 and 11)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 78,131,604 — 2004 and 72,367,129 — 2003	78	72
Additional paid-in capital	299,744	243,171
Unearned compensation	(7,632)	(8,196)
Accumulated deficit	(172,978)	(172,654)
Accumulated other comprehensive income	2,867	—

Total stockholders’ equity	122,079	62,393

Total liabilities and stockholders’ equity	$154,908	$87,742

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes			Accumulated
	Common Stock		Additional	Receivable			Other
			Paid-In	from	Unearned	Accumulated	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Income	Total

	(In thousands)
Balance at December 31, 2001	63,516	$64	$194,280	$(167)	$(7,101)	$(119,752)	$—	$67,324
Net loss	—	—	—	—	—	(40,092)	—	(40,092)
Net issuances of common stock	2,456	2	5,693	—	—	—	—	5,695
Common stock issued for ESPP	593	1	2,125	—	—	—	—	2,126
Common stock issued for acquisitions (Note 2)	75	—	—	—	—	—	—	—
Compensation expense for option modification	—	—	1,952	—	—	—	—	1,952
Repayments of note receivable	—	—	—	70	—	—	—	70
Interest on notes receivable	—	—	—	(12)	—	—	—	(12)
Unearned compensation	—	—	(459)	—	459	—	—	—
Stock compensation expense	—	—	10,868	—	239	—	—	11,107

Balance at December 31, 2002	66,640	67	214,459	(109)	(6,403)	(159,844)	—	48,170
Net loss	—	—		—	—	(12,810)	—	(12,810)
Net issuances of common stock	3,488	3	9,223	—	—	—	—	9,226
Common stock issued for ESPP	613	—	2,263	—	—	—	—	2,263
Common stock issued for acquisitions (Note 2)	2,576	2	9,491	—	—	—	—	9,493
Stock reacquired pursuant to settlement (Note 2)	(950)	—	(4,692)	—	—	—	—	(4,692)
Compensation expense for option modification	—	—	646	—	—	—	—	646
Repayments of note receivable	—	—	—	109	—	—	—	109
Unearned compensation	—	—	4,606	—	(4,606)	—	—	—
Stock compensation expense	—	—	7,175	—	2,813	—	—	9,988

Balance at December 31, 2003	72,367	72	243,171	—	(8,196)	(172,654)	—	62,393
Net loss	—	—	—	—	—	(324)	—	(324)
Unrealized net gain on available-for-sale investments	—	—	—	—	—	—	2,867	2,867

Total comprehensive income	—	—	—	—	—	—	—	$2,543
Net issuances of common stock	5,140	5	20,998	—	—	—	—	21,003
Common stock issued for ESPP	616	1	2,720	—	—	—	—	2,721
Common stock issued for acquisitions	9	—	—	—	—	—	—	—
Compensation expense for option modification	—	—	1,527	—	—	—	—	1,527
Tax benefit from employee stock transactions	—	—	636	—	—	—	—	636
Stock compensation expense	—	—	30,692	—	564	—	—	31,256

Balance at December 31, 2004	78,132	$78	$299,744	$—	$(7,632)	$(172,978)	$2,867	$122,079

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(324)	$(12,810)	$(40,092)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,903	4,734	3,731
Provision for doubtful accounts	75	151	69
Stock compensation expense	32,783	9,988	11,107
Amortization of intangible assets	1,345	1,103	3,482
In-process research and development	—	5,482	—
Impairment of goodwill and intangible assets	—	—	5,200
Non-cash restructuring	—	646	3,965
Non-cash gain on escrow settlement, before cash costs	—	(4,692)	—
Gain on derivative investment security	(926)	—	—
Tax benefit from employee stock plans	636	—	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(6,738)	(1,316)	(4,183)
Inventories	(3,614)	(3,011)	(765)
Prepaid expenses and other assets	115	(851)	382
Accounts payable	391	(3,904)	5,149
Accrued liabilities and deferred license revenue	5,112	(1,554)	2,346
Deferred margin on sales to distributors	2,688	3,141	731

Cash provided by (used in) operating activities	36,446	(2,893)	(8,878)

Cash flows from investing activities:
Purchases of short-term investments	(75,109)	(23,000)	(15,815)
Proceeds from sales of short-term investments	27,932	24,600	24,067
Purchases of property and equipment	(5,963)	(5,096)	(3,703)
Cash acquired in business combination, net of acquisition costs	—	149	—

Cash provided by (used in) investing activities	(53,140)	(3,347)	4,549

Cash flows from financing activities:
Proceeds from issuances of common stock	23,724	11,489	7,821
Net repayments of stockholders’ notes receivable	—	109	58
Borrowings	—	—	3,596
Repayments of debt and capital lease obligations	(1,684)	(2,467)	(5,289)
Refund of security deposits on leasing arrangements	—	130	1,010

Cash provided by financing activities	22,040	9,261	7,196

Net increase (decrease) in cash and cash equivalents	5,346	3,021	2,867
Cash and cash equivalents — beginning of period	17,934	14,913	12,046

Cash and cash equivalents — end of period	$23,280	$17,934	$14,913

Supplemental cash flow information:
Acquisitions of property and equipment under capital lease arrangements	$441	$383	$—

Cash payments for interest	$54	$140	$208

Stock and options issued with the TransWarp acquisition	$—	$14,371	$—

Cash payments for taxes	$310	$—	$—

Unrealized net gain on available-for-sale securities	$3,743	$—	$—

Reimbursable tenant improvements	$582	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company
      Silicon Image is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. Silicon Image establishes industry-standard, high-speed digital interfaces and builds market momentum and leadership through its first-to-market, standards-based IC products.
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

Basis of presentation
      The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, allowance for doubtful accounts, inventory valuation, realization of long lived assets, including goodwill, income taxes, accrued liabilities, including restructuring, stock based compensation and legal matters. The consolidated financial statements include the accounts of Silicon Image, Inc. and our subsidiaries after elimination of all significant inter-company balances and transactions.

Reclassifications
      Certain amounts in fiscal 2003 and 2002 in our consolidated statements of operations and consolidated statements of cash flows and certain amounts in our fiscal 2003 consolidated balance sheet have been reclassified to conform to the current year presentation. These reclassifications had no impact on reported net loss in any of the periods presented. Specifically, the Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days, from cash and cash equivalents to short-term investments. This resulted in a reclassification from cash and cash equivalents to short-term investments of approximately $6.1 million on the December 31, 2003 consolidated balance sheet. Similar reclassifications were made in prior years which resulted in a reclassification from cash and cash equivalents to short-term investments of approximately $11.4 and $6.9 million on the Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001, respectively.

Revenue recognition
      For products sold directly to end-users, or to distributors that do not receive price concessions and do not have rights of return, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns and allowances are estimated based primarily on historical experience and are provided at the time of shipment.
      The majority of our products are sold to distributors with agreements allowing for price concessions and product returns. Accordingly, we recognize revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of distributor sell-through to end customers is based on point of sales reports received from our distributors. Due to the timing of receipt of these reports, we recognize distributor sell-through using information that lags quarter end by one month. Revenue is not recognized upon

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time.
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
      At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in “deferred margin on sales to distributors”, a component of current liabilities on our consolidated balance sheet. Deferred margin represents the actual gross margin on the sale to the distributor; however, the amount of actual gross margin we recognize in future periods could be less than the deferred margin as a result of future price concessions. We do not reduce deferred margin by estimated future price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized has not been material in the past; however, since price concessions are highly dependent upon market conditions, there can be no assurance that the difference will not be material in the future. Price concessions are not granted for amounts in excess of the deferred margin.
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

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have been minimal.

Inventories
      We record inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost and standard cost variances. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products, and allocable indirect costs. We record differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statement of operations in order to state the inventories at actual costs on a FIFO basis. Standard costs are evaluated at least annually.
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
      For certain long-lived assets, primarily fixed assets and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We regularly compare the carrying value of long-lived assets to our projection of future undiscounted cash flows, attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.
      We assign the following useful lives to our fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. As of December 31, 2004 and 2003, we had $24.2 million and $23.5 million, respectively in long-lived assets, substantially all of which are located in the United States. Depreciation and amortization expense was $4.9 million, $4.7 million, and $3.7 million, and depreciation and amortization expense, including the amortization of intangibles, was $6.2 million, $5.8 million, and $7.2 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Goodwill and intangible assets
      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.
      SFAS 142 was effective for fiscal years beginning after December 15, 2001. We adopted the accounting standard effective January 1, 2002. We completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2002, and the results of that test indicated that our goodwill and intangible assets were not impaired at January 1, 2002 (See Note 3 for discussion of 2002 goodwill and impairment expenses). As at January 1, 2002 we also identified $1.8 million of net identifiable intangible assets (acquired workforce) to be reclassified to goodwill pursuant to the new definition of intangible assets. Based on the annual impairment test performed for 2004 and 2003 in accordance with SFAS No. 142, there was no impairment of goodwill or intangible assets at December 31, 2004 and December 31, 2003. The impairment analysis was based on our estimates of forecasted discounted cash flows as well as our market capitalization at that time.
      Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 18 to 48 months.
      Components of intangible assets, were as follows (in thousands):

	December 31, 2004		December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Acquired technology	$1,780	$(863)	$1,780	$(375)
Non-compete agreement	1,849	(1,083)	1,849	(472)
Assembled workforce	502	(502)	502	(256)

	$4,131	$(2,448)	$4,131	$(1,103)

Intangible assets not subject to amortization:
Goodwill	$13,021	$—	$13,021	$—

      Amortization of intangible assets was $1.3 million, $1.1 million and $3.5 million, for the years ended December 31, 2004, 2003 and 2002, respectively.
      Estimated future amortization expense for our intangible assets is as follows for the fiscal years ending December 31 (in thousands):

Amortization
Expense

2005	$1,097
2006	508
2007	78

$1,683

Income taxes
      We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. Predicting future taxable income is difficult, and requires the use of significant judgment. At December 31, 2004, we had a net operating loss carry-forward for federal income tax purposes of approximately $99.7 million, against which a full valuation allowance has been provided.

Accrued liabilities
      Certain of our accrued liabilities are based largely on estimates. For instance, we record a liability on our consolidated balance sheet each period for the estimated cost of goods and services rendered to us, for which we have not received an invoice. Additionally, a component of our restructuring reserve related to a loss we expect to incur for excess leased facility space is based on numerous assumptions and estimates, such as the market value of the space and the time it will take to sublease the space. Our estimates are based on historical experience, input from sources outside the company, and other relevant facts and circumstances. Actual amounts could differ materially from these estimates.

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
      At the time of revenue recognition, we provide an accrual for estimated costs (included in accrued liabilities in the accompanying consolidated balance sheets) to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience.

	Year Ended
	December 31,

	2004	2003

	(In thousands)
Balance at January 1	$271	$223
Provision for warranties issued during the period	300	630
Reduction to pre-existing warranties	—	—
Cash and other settlements made during the period	(220)	(582)

Balance at December 31	$351	$271

Stock-based compensation
      We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation — Transition and Disclosure (an amendment to FASB Statement No. 123).” Expense associated with stock-based compensation is amortized over the vesting period of the individual award using an accelerated method, as described in Financial Standards Board Interpretation No. 28.
      The Company is required under SFAS 148 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards made during fiscal 2004, 2003 and 2002, as if the fair-value-based method defined in SFAS 123 had been applied. The fair value of the stock-based awards was estimated using the Black-Scholes model.
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

Pro forma Net Income (Loss)
      Had we recorded compensation cost for our options based on the grant-date fair value as prescribed by SFAS 123, our net income (loss) would have been as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net loss-as reported	$(324)	$(12,810)	$(40,092)
Less: Stock-based employee compensation expense determined using fair value method	(22,769)	(21,019)	(24,766)
Add: Stock-based employee compensation cost included in the determination of net loss as reported	27,218	7,078	8,803

Pro forma net income (loss)	$4,125	$(26,751)	$(56,055)

Basic and diluted net income (loss) per share — pro forma	$0.05	$(0.39)	$(0.87)
Basic and diluted net loss per share — as reported	$(0.00)	$(0.18)	$(0.62)

Cash and cash equivalents and short-term investments
      We consider all highly liquid investments maturing within three months from the date of purchase to be cash equivalents. All of our investments are categorized as available-for-sale at the consolidated balance sheet dates, and have been presented at fair value.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2004:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Gains	Losses	Fair Value

Classified as current assets:
Cash	$9,592	$—	$—	$9,592
Cash equivalents:
Money market funds	6,201	—	—	6,201
Commercial paper	7,486	1	—	7,487

Total cash equivalents	13,687	1	—	13,688

Total cash and cash equivalents	23,279	1	—	23,280

Short-term investments:
Corporate notes and bonds	29,824	—	(106)	29,718
Asset-backed securities	5,250	—	(11)	5,239
United States government agencies	31,374	1	(79)	31,296
Marketable equity securities *	—	3,987	—	3,987

Total short-term investments	66,448	3,988	(196)	70,240

Total cash and cash equivalents and short-term investments	$89,727	$3,989	$(196)	$93,520

*	Unrealized gain on marketable equity security represents our investment in Leadis, Inc. as more fully described in Note 12. This unrealized gain includes approximately $926,000 that was recorded through the consolidated statement of operations as it relates to a derivative financial instrument, and the remainder in the amount of approximately $3,061,000 is included in accumulated other comprehensive income.
      Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2003:

Cash and cash equivalents:
Cash	$2,741
Cash equivalents:
Money market funds	8,225
Commercial paper	6,968

Total cash equivalents	15,193

Total cash and cash equivalents	17,934

Short-term investments:
Corporate notes and bonds	4,987
United States government agencies	3,317
Market auction preferred securities	6,125
Commercial paper	4,891

Total short-term investments	19,320

Total cash and cash equivalents and short-term investments	$37,254

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2003, the estimated fair value of our investments approximated amortized cost and unrealized gains/losses were immaterial.
      Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. With respect to our marketable equity securities, our policy is to review our equity holdings on a regular basis to evaluate whether or not such securities has experienced an other than temporary decline in fair value. Our policy includes, but is not limited to, reviewing each company’s cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists, it is our policy to write down these investments to the market value and record the related write-down in our consolidated statement of operations.
      In accordance with EITF 03-1, the following table summarizes the estimated fair values and gross unrealized losses relating to our individual investments in debt securities, aggregated by investment category. The securities as stated below have been in a continuous unrealized loss position for a period of less than 12 months as of December 31, 2004.

	Estimated	Gross
	Fair	Unrealized
	Value	Losses

United States government agencies	$8,775	$(38)
Corporate notes and bonds	3,129	(7)

Total	$11,904	$(45)

      As of December 31, 2004, the average maturity period of our debt securities was approximately 269 days.
      In allocating the maturity dates, asset-backed securities have been allocated based on their effective maturity dates.

Concentration of credit risk
      Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments and accounts receivable. A majority of our cash and investments are maintained with two major financial institutions headquartered in the United States. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As of December 31, 2004, cash balances held in foreign countries were immaterial. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from investments held at these financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations and financial institutions of high credit standing. We do not believe there is significant risk related to non-performance by these counterparties because the amount of credit exposure to any one issuer (except US Government and agency securities) is limited to 5%.
      We perform on-going credit evaluations of our customers’ financial condition and may require collateral, such as letters of credit, to secure accounts receivable if deemed necessary. We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectibility.

Advertising and Research and Development
      Advertising and research and development costs are expensed as incurred. Advertising expenses for all periods covered by this report were immaterial.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income
      The components of comprehensive income for the year ended December 31, 2004, were as follows (in thousands):

Net loss for the year	$(324)
Other comprehensive income:
Unrealized net gains on available-for-sale investments	2,867

Comprehensive income	$2,543

      For the years ended December 31, 2003 and 2002, comprehensive loss approximated reported net loss. Cumulative translation adjustments are immaterial for all periods presented.

Net loss per share
      Basic net loss per share is based on weighted average common shares outstanding, excluding shares subject to repurchase, and diluted net loss per share is based on weighted average common shares and dilutive equivalents outstanding, if any. The following tables set forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Numerator:
Net loss	$(324)	$(12,810)	$(40,092)
Denominator:
Weighted average shares	75,733	70,042	64,758
Less: unvested common shares subject to repurchase	(652)	(630)	(475)

	75,081	69,412	64,283

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.18)	$(0.62)

      Had we generated net income for the years ended December 31, 2004, 2003, and 2002, the number of additional weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

	Year Ended December 31,

	2004	2003	2002

Unvested common shares subject to repurchase	671	609	414
Dilutive stock options under the treasury stock method	10,205	6,533	8,687

	10,876	7,142	9,101

      As a result of our losses for the years ended December 31, 2004, 2003 and 2002, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The weighted average securities that were anti-dilutive and excluded from our calculation of net loss per share were approximately 20,257,000, 20,028,000 and 21,074,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements
      In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46-R). FIN 46-R provides a deferral of FIN 46 for certain entities until after March 15, 2004. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of this standard did not have a material impact on our consolidated financial statements.
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of our operations.
      In December 2004, the FASB issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” The Statement clarified the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as previously stated in Paragraph 5 of ARB No. 43, Chapter 43. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 on a prospective basis. We believe that the adoption of this standard will have no material impact on our financial statements.
      In December 2004, the FASB issued SFAS 123R (revised 2004), “Share Based Payment.” The Statement is a revision of FASB 123 and supersedes APB No. 25. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services or incurs liabilities in exchange of goods or services that are based on the fair value of the entity’s equity instruments. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same of similar instruments are available. In addition, the Statement requires a public entity measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. The effective date of this Statement for the Company is for the first interim or annual period after June 15, 2005. While we have not determined the impact of this Statement on our financial statements at this time, we believe it will be material.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2004, the FASB issued EITF Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.
      In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two — Class Method under FAS 128”. EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and FAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. The adoption of EITF Issue 03-6 did not have a material impact on our financial statements.

NOTE 2 —	BUSINESS COMBINATIONS

Transwarp Networks, Inc (TWN)
      In April 2003, we acquired TransWarp Networks, Inc. (TWN), a development stage enterprise. Through this transaction, we acquired certain intellectual property and engineering expertise to enable us to broaden our storage product offerings and to develop more advanced storage products. TWN was acquired by means of a merger, pursuant to which all outstanding shares of TWN’s capital stock were exchanged for shares of Silicon Image’s common stock. In addition, all outstanding options to purchase TWN common stock were converted into options to purchase Silicon Image’s common stock. In accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, this transaction was accounted for as a purchase of assets.
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

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The assembled workforce will be amortized over 18 months. Developed technology and the non-compete agreement will be amortized over a period of three years (the length of the non-compete agreement), and core technology will be amortized over a period of four years. Unearned compensation will be amortized over the remaining employee vesting period, which ranges from 27 months to 57 months.
      The value allocated to in-process research and development (IPR&D) was calculated using established valuation techniques accepted in the high technology industry. These techniques give consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and by our competitors, individual product sales cycles, and the estimated lives of each of the product’s underlying technology. The value of IPR&D reflects the relative value and contribution of the acquired research and development. In determining the value assigned to IPR&D, we considered the R&D’s stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the projected cost to complete the project. A discount rate of 30% was used to determine the net present value of estimated cash flows for this project.
      The values assigned to core technology and developed technology were based upon discounted cash flows related to the existing product’s projected income stream. Elements of the projected income stream includes revenue, cost of sales, SG&A expenses and R&D expenses. The discount rates used in the present value calculations range from 20% to 25% and were generally derived from a weighted average cost of capital, adjusted upward to reflect the additional risks inherent in the development life cycle. Such risks include the useful life of the technology, profitability levels of the technology, and the uncertainty of the technology advances that are known at the date of the acquisition. Based on our annual impairment test performed for 2004, we concluded that there was no impairment in fiscal 2004. However there can be no assurance that we will not incur charges for impairment in the future.
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

CMD Technology (CMD)
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

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of the settlement, we received 949,780 of the escrowed shares, valued at approximately $4.7 million, and recorded a net non-operating gain of $4.6 million for the year ended December 31, 2003.
      Upon closing the CMD acquisition, we refinanced $3.1 million of CMD’s outstanding bank debt. The loan matured in April 2002 and was subsequently refinanced (see Note 7).

NOTE 3 —	ASSET IMPAIRMENT AND RESTRUCTURING ACTIVITIES
      During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a market leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of two acquired companies — CMD Technology (CMD) and Silicon Communication Lab (SCL).
      In connection with this program, we reduced our workforce in the fourth quarter of 2001 by approximately 60 people, or 20%. This workforce reduction was the initial step in eliminating duplicate positions that resulted from our acquisitions, and also represented the elimination of other positions based on our new product and technology focus. Positions were eliminated from all functional areas — operations, R&D and SG&A. Because of this workforce reduction, we recorded a restructuring expense of $1.5 million in the fourth quarter of 2001, consisting of cash severance-related costs of $599,000, non-cash severance-related costs of $303,000 representing the intrinsic value of modified stock options, an expected loss on leased facilities of $500,000 and fixed asset write-downs of $50,000. In addition, we reversed $286,000 of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations.
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

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In December 2002, we revised our estimate of the loss we expect to incur on subleased facilities and recorded a restructuring expense of $1.5 million. Real estate market conditions deteriorated in the fourth quarter of 2002, causing us to reassess the length of time it would take to find tenants and the fair value lease rate of our available space. In March 2003, we reorganized parts of the marketing and product engineering activities of the company into lines of business for personal computer (PC), consumer electronics (CE) and storage products to enable us to better manage our long-term growth potential The central engineering, sales, manufacturing, and general and administrative activities were not organized into the line of business structure. In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%. These reductions were primarily in engineering and operations functions. Because of this workforce reduction, we recorded restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.
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

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Severance and benefits payments are substantially complete. Lease payments in the form of cash will be substantially completed through November 2005. The following table presents restructuring activity from 2002 through December 31, 2004 (in thousands):

	Severance	Leased
	and Benefits	Facilities	Fixed Assets	Total

Balance as of December 31, 2001	$408	$385	$50	$843
2002 provision	2,547	2,633	2,013	7,193
Cash payments	(865)	(420)	—	(1,285)
Non-cash activity	(1,952)	—	(2,063)	(4,015)

Balance as of December 31, 2002	138	2,598	—	2,736
2003 provision	986	—	—	986
Cash payments	(441)	(760)	—	(1,201)
Non-cash activity	(646)	—	—	(646)

Balance as of December 31, 2003	37	1,838	—	1,875
Cash payments	(5)	(834)	—	(839)

Balance as of December 31, 2004 (included in accrued liabilities)	$32	$1,004	$—	$1,036

NOTE 4 —	RELATED PARTY TRANSACTIONS
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

NOTE 5 —	CONSOLIDATED BALANCE SHEET COMPONENTS

	December 31,

	2004	2003

	(In thousands)
Inventories:
Raw materials	$3,089	$3,128
Work in process	2,372	2,532
Finished goods	8,465	4,652

	$13,926	$10,312

Property and equipment:
Computers and software	$14,641	$12,829
Equipment	12,820	8,574
Furniture and fixtures	2,178	1,250

	29,639	22,653
Less: accumulated depreciation	(20,145)	(15,242)

	$9,494	$7,411

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property and equipment as of December 31, 2004, includes approximately $582,000 relating to leasehold improvements that were reimbursable by the landlord. This amount is also included in deferred rent which is a component of other accrued liabilities. Property and equipment as of December 31, 2004, also include equipment acquired under a capital lease arrangement. As of December 31, 2004, the principal payment outstanding on this capital lease was approximately $441,000. Amortization relating to assets acquired under capital lease arrangements is included in depreciation expense.

	December 31,

	2004	2003

	(In thousands)
Accrued liabilities:
Accrued payroll and related expenses	$6,473	$2,533
Restructuring accrual (see Note 3)	1,036	1,875
Accrued legal fees	910	1,137
Warranty accrual	351	271
Bonus accrual	3,122	—
Other accrued liabilities	1,526	2,910

	$13,418	$8,726

NOTE 6 —	INCOME TAXES
      We recorded a provision for income taxes (all current) amounting to $1,007,000 for the year ended December 31, 2004. No provision for income taxes was recorded for the years ended December 31, 2003 and 2002 since we generated both book and tax losses. Our effective tax rate differs from the federal statutory tax rate due to the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Tax provision (benefit) at federal statutory rate	$239	$(4,355)	$(14,032)
Nondeductible expenses	471	3,690	6,926
Tax losses not benefited	(710)	665	7,106
Alternative minimum taxes	636	—	—
Foreign taxes	371	—	—

Tax provision	$1,007	$—	$—

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,

	2004	2003

Net operating loss carryforwards	$35,099	$29,129
Stock based compensation	13,386	—
Tax credits	11,482	7,976
Inventory valuation	2,833	4,301
Capitalized research and development	5,117	3,651
Other items not currently deductible	3,687	2,274

	71,604	47,331
Less: valuation allowance	(71,604)	(47,331)

	$—	$—

      Tax benefits from employee stock transactions of $19.0 million, $4.0 million, and $6.0 million were generated in 2004, 2003 and 2002, respectively. If realized, such benefits will be recorded as a reduction of income taxes payable, with a corresponding increase to stockholders’ equity. Therefore, these benefits will not have the effect of reducing any future income tax provision.
      As of December 31, 2004, the Company has research credit carryforwards of approximately $5.0 million and $6.1 million for federal and state tax purposes, respectively. The federal credit carryforwards expire through 2024. The California credit can be carried forward indefinitely. As of December 31, 2004, the Company has state manufacturer investment tax credits (MIC) of $388,000, which expires through 2011.
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
      At December 31, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $99.7 million that expires through 2024. In the event of a cumulative ownership change of greater than 50%, the availability of net operating losses to offset future taxable income may be limited.

NOTE 7 —	DEBT, LEASE AND OTHER OBLIGATIONS
      In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bore interest at prime plus 0.25% and required monthly payments through its maturity of October 1, 2004. This loan was repaid in full during fiscal 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment during fiscal 2004. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2005. As of December 31, 2004, $48,000 was outstanding under these term loans.
      During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eligible accounts receivable as defined in the loan agreement. This revolving line of credit is secured by the Company’s equipment, eligible accounts receivable, and inventory. This revolving line of credit expires in March 2005 and bears interest at prime plus 0.25% or LIBOR plus 2.75%, at our option. No amounts have been drawn down under this line of credit as of December 31, 2004. Equipment advances pursuant to the equipment line of credit were available to us through August 2004, however no amounts were drawn down against this line and it expired in accordance with its terms. Our credit facilities contain quarterly and annual financial covenants. As of December 31, 2004, we were in compliance with all covenants.
      In November 2004, we leased certain capital equipment under a lease arrangement accounted for as a capital lease. The principal balance outstanding under this lease arrangement as of December 31, 2004 was approximately $441,000.
      In October 1999, we entered into a non-cancelable operating lease through July 2003 for our principal operating facility. This lease requires average monthly rental payments of approximately $133,000 and was secured by a certificate of deposit in the amount of $283,000, which was included in prepaid expenses and other current assets on our 2002 consolidated balance sheet. Under the terms of the original lease agreement, this security requirement was not required after July 2003 and therefore we no longer maintain a certificate of deposit. In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility, including an additional 30,000 square feet of space in an adjacent building, that commenced in August 2003 and expires in July 2010. In June 2004, the lease terms were amended and the Company leased approximately 28,000 square feet of additional space (for a total leased area of approximately 109,803 square feet). The revised agreement provides for a rent free period for the additional space and thereafter an initial monthly base rental of $107,607 and provides for annual increases of 3% thereafter.
      In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. We have a renewal option for this facility. We have subleased parts of this facility to three separate third parties. Two of these sublease agreements are coterminous leases and extend through November 2005, while the other sublease is on a month-to-month basis. These subleases collectively generate monthly sublease income of approximately $40,000 to offset our payment obligations. The aggregate sublease rental income, relating to non-cancelable sublease arrangements over the remaining term of the lease is approximately $324,000. Additionally, in connection with our acquisition of SCL in July 2001, we acquired the lease of a facility in Milpitas, California with average monthly rental payments of approximately $18,000 per month. We do not occupy the Milpitas facility and are attempting to sublease the space. We also lease office space in Taiwan, Korea, United Kingdom and Japan. Rent expense totaled $1,771,000, $1,902,000, and $2,529,000 in 2004, 2003 and 2002, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.
      Future minimum payments for our operating leases, and debt and capital lease obligations outstanding at December 31, 2004 are as follows (in thousands):

		Payments Due in

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt and capital lease obligations	$528	$288	$240	$—	$—
Operating lease obligations	9,746	3,155	2,818	2,900	873

Total	$10,274	$3,443	$3,058	$2,900	$873

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the future minimum rental payments on our capital leases was $480,000 and this includes approximately $39,000, representing interest. The entire amount of debt and capital lease obligations have been presented as current liabilities on the face of the consolidated balance sheet.

NOTE 8 —	STOCKHOLDERS’ EQUITY

Stock warrants
      In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. This warrant was immediately exercisable. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone. This warrant became exercisable during the quarter ended March 31, 1999 when the milestone was achieved. Both of these warrants were exercised in May 2001. We recorded expense of $595,000 in 1999 associated with these warrants. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we will grant Intel another warrant to purchase 285,714 shares of our common stock at $0.18 per share. Upon achievement of the milestone, we will record an expense equal to the fair value of the warrant at the time of issuance. The estimated fair value of the warrant at December 31, 2004 was $4.7 million. This warrant expires in September 2008.

1999 Equity Incentive Plan (the “1999 Plan”)
      In September 1995, the Board of Directors adopted the 1995 Equity Incentive Plan (the “1995 Plan), which provides for the granting of incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, directors and consultants. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of our common stock on the date of grant for ISOs and NSOs, respectively. In September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. We have the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest.
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

Non-plan options
      In 2004 and 2003, our Board of Directors granted non-plan options to purchase 1.7 million and 625,000 shares, respectively, of our common stock to three executives and an employee. There were no non-plan options granted in 2002. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years, except that the repriced options (discussed in detail under “Stock Option Exchange (Repricing)”) were

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
priced above our stock’s fair market value on the date of the repricing and expire in six years. Our non-plan option grants did not require the approval of, and were not approved by, our stockholders.

Option Data
      The following table summarizes information with respect to our stock option Plans, including options granted outside of the Plans (in thousands except per share data):

	Options Available for Future Issuance				Number of Option Shares Outstanding

		Non-Stockholder
		Approved Plans From				Non-Stockholder		Weighted
		Acquisitions				Approved		Average
	1995 and				Stockholder			Exercise
	1999	CMD	SCL	TWN	Approved	Plans From	Non-	Price per
	Plans	Plan	Plan	Plan	Plan	Acquisitions	Plan*	Share

At December 31, 2001	63	216	105	—	10,961	7,541	2,003	$3.56
Authorized	3,176	—	—	—	—	—	—	—
Granted	(3,053)	(580)	(101)	—	3,053	681	—	5.15
Canceled	1,000	632	73	—	(1,032)	(710)	(27)	2.26
Exercised	—	—	—	—	(898)	(1,599)	(72)	4.33

At December 31, 2002	1,186	268	77	—	12,084	5,913	1,904	3.96
Authorized	3,332	—	—	—	—	—	—	—
Assumed	—	—	—	162	—	632	—	1.27
Granted	(3,596)	(787)	(167)	(64)	3,596	1,147	625	5.86
Canceled	1,058	670	239	—	(1,058)	(957)	(234)	3.73
Exercised	—	—	—	—	(1,399)	(1,752)	(340)	2.64

At December 31, 2003	1,980	151	149	98	13,223	4,983	1,955	4.63
Authorized	3,618	—	—	—	—	—	—	—
Granted	(5,264)	(189)	(264)	(43)	5,264	496	1,700	12.85
Canceled	1,145	124	169	—	(1,145)	(293)	—	5.67
Exercised	—	—	—	—	(3,255)	(1,162)	(719)	4.09

At December 31, 2004	1,479	86	54	55	14,087	4,024	2,936	$7.61

*	primarily used as inducements for new officers
      At December 31, 2004, 7,651,000 options were vested and 251,000 unvested shares had been exercised and remain subject to our repurchase rights. Of the options outstanding at December 31, 2004, and in the absence of acceleration of vesting or cancellations, approximately 5,208,000 shares will vest in 2005, 3,759,000 in 2006, 2,784,000 in 2007, 1,490,000 in 2008, and 155,000 in 2009 and thereafter.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Range of Exercise Prices	Shares	Price	Contractual Life	Shares	Price

	(In thousands)		(In Years)	(In thousands)
$ 0.06 — $ 2.63	3,173	$1.24	6.65	2,083	$1.23
$ 2.73 — $ 4.44	3,445	3.80	6.74	1,691	3.47
$ 4.45 — $ 5.90	3,007	5.51	4.28	2,188	5.55
$ 5.93 — $ 6.58	3,167	6.21	8.11	890	6.22
$ 6.68 — $11.69	3,034	9.65	8.69	525	9.44
$11.75 — $15.20	3,544	13.87	9.75	63	12.77
$15.91 — $26.50	1,677	16.99	8.14	607	17.08

	21,047	$7.61	7.48	8,047	$5.25

      The weighted average grant-date fair value of options granted was $9.29, $4.23, and $3.72 per option during 2004, 2003, and 2002, respectively. The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended
	December 31,

	2004	2003	2002

Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	3.4%	3.3%	3.5%
Dividend yield	—	—	—
Expected volatility	90%	90%	90%

Stock Option Exchange (Repricing)
      On December 22, 2000, we implemented an option exchange program to allow employees and certain consultants to exchange approximately 3,000,000 stock options with a weighted average exercise price of $25.39 for new options with an exercise price of $5.63 (the fair market value on that date). On April 4, 2001, this program was extended to executives at the December 22, 2000 price (which was greater than the fair market value of our stock on April 4, 2001). Under this program, new options vest over a four-year period and expire in six years. Compensation expense associated with the option exchange program will be recorded until the options are exercised or expire and the expense or benefit for the increase or decrease, respectively, in the fair market value of our common stock in excess of the option’s exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options. These options are substantially vested, and as of December 31, 2004, 1.7 million options remain outstanding.

Employee Stock Purchase Plan
      In October 1999, we adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. In 2004, 2003, and 2002, 616,000, 613,000, and 593,000 shares of common stock,

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, were sold under the Purchase Plan at average prices of $4.43, $3.69, and $3.59 per share, respectively. A total of 1,220,000 shares were reserved for future issuance at December 31, 2004. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.
      The weighted average, grant-date fair value of stock purchase rights granted in 2004, 2003 and 2002 was $2.69, $2.60 and $2.64, respectively, per share. The grant date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended
	December 31,

	2004	2003	2002

Expected life (years)	1.32	1.42	1.49
Risk-free interest rate	1.2%	1.5%	1.7%
Dividend yield	—	—	—
Expected volatility	85%	90%	90%

Option Grants to Non-employees
      During 2004, 2003, and 2002, we granted non-employees options to purchase 362,000, 454,000, and 305,000 shares of our stock at weighted average exercise prices of $10.09, $5.28, and $4.35 per share, respectively in return for engineering, administration and consultancy services.

NOTE 9 —	BENEFIT PLANS
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

NOTE 10 —	SEGMENT AND GEOGRAPHIC INFORMATION
      We operate in a single industry segment (as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) encompassing the design, development and sale of solutions for applications that require high-bandwidth cost-effective solutions for high-speed data communications.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Taiwan	$42,715	$35,534	$27,540
Japan	34,620	15,980	9,585
United States	48,391	27,259	22,992
Hong Kong	5,243	6,025	8,853
Korea	8,015	4,871	6,386
Other	34,175	13,856	6,183

	$173,159	$103,525	$81,539

      Revenue by product line was as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

PC	$41,223	$33,163	$47,405
Consumer Electronics	71,377	25,762	8,993
Storage products	39,750	30,410	18,486
Development, licensing and royalties	20,809	14,190	6,655

	$173,159	$103,525	$81,539

Revenue by product line, including development, licensing and royalties, was as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

PC	$41,585	$36,108	$51,017
Consumer Electronics	84,604	33,326	9,061
Storage products	46,970	34,091	21,461

	$173,159	$103,525	$81,539

      For all periods presented, substantially all of our long-lived assets were located within the United States.
      In 2004, two customers generated 15.0% and 12.0% of our total revenue and at December 31, 2004 one customer represented 10.4% of gross accounts receivable. In 2003, one customer generated 15% of total revenue and at December 31, 2003, three customers represented 17%, 12% and 10% of gross accounts receivable. In 2002, two customers generated 15% and 11% of total revenue, and at December 31, 2002, two customers represented 13% and 10% of gross accounts receivable. Our top five customers, including distributors, generated 47%, 41%, and 41% of our revenue in 2004, 2003 and 2002, respectively.

NOTE 11 —	LEGAL PROCEEDINGS
      On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufac-

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July  15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal. On August 26, 2004, the parties completed the filing of their respective appeal briefs. On October 26, 2004, the Court of Appeals for the Federal Circuit issued an order setting the oral arguments for the appeal on December 7, 2004. The hearing took place as scheduled. At the end of the hearing, the panel of Federal Circuit judges hearing the case stated that they believed that no final order had been issued by the trial court, and that therefore the Federal Circuit did not have jurisdiction to hear the appeal. The Federal Circuit issued its opinion on January 28, 2005 and, a s expected, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the parties’ agreement to settle the case, as embodied in the MOU that was found by the lower court to be valid and enforceable, requires that Genesis pay us a portion of the settlement as a condition to dismissing the case. Because the lower court allowed Genesis to pay the amount into escrow instead of directly to us, the Federal Circuit held that the underlying claims asserted below remain pending, and therefore the judgment below is not “final” and is appealable.
      To date, we have not received any cash payments nor have we recognized any revenue associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, upon Genesis’s becoming a signatory to the HDMI Adopters Agreement, Genesis will be granted a royalty-bearing license for the right to use these claims as part of their HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI-related patent claims to the consumer electronics marketplace. We expect Genesis to transfer ownership of the funds in escrow to us in the next few months. Recognition of these funds as revenue will depend on the final resolution of this case. We expect that Genesis will refile its appeal. Through December 31, 2004, we have spent approximately $10.9 million on this matter and expect to continue to incur significant legal costs until the matter is resolved.

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied motions to dismiss brought by the underwriters and certain issuers and ordered that the case may proceed against certain issuers including against Silicon Image. A proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is granted final approval, we do not expect it to have a material effect on our results of operations or financial position. In the event that the settlement is not finally approved, we could not accurately predict the outcome the litigation, but we intend to defend this matter vigorously.
      In May 2003, Silicon Image, certain officers and directors, and Silicon Image’s underwriters were named as defendants in a securities class action lawsuit captioned Liu v. Credit Suisse First Boston Corp., et al., No. 03-20459 (S.D. Fla. 2003) and filed in Federal District Court for the Southern District of Florida. The action was filed on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The initial complaint alleged that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. Silicon Image was never served with a copy of the complaint. In June 2003, the action was transferred to the Federal District Court for the Southern District of New York. The plaintiff in this matter filed an amended complaint shortly thereafter, from which Silicon Image, and the named officers, were dropped as defendants. Plaintiffs have not amended their complaint or otherwise indicated that they intend to name Silicon Image or its officers or directors as defendants in the action since that time. We believe that these claims were without merit and, if revived, we would defend this matter vigorously.
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
      Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that the Company and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company intends to defend itself vigorously in this matter.
      On January 14, 2005 the Company received a notification that the Securities & Exchange Commission had commenced a formal, private investigation involving trading in the Company’s securities. Neither the Company nor any Company personnel are currently identified as subjects of the investigation. The Company is cooperating with the investigation.
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

NOTE 12 —	UNREALIZED GAIN ON EQUITY INVESTMENTS
      In October 2000, as consideration for the transfer of certain technology, we received from Leadis Technology Inc. (Leadis), a development stage privately controlled enterprise, 300,000 shares of preferred stock and a derivative warrant to purchase 75,000 shares of the Company’s common stock. Initially these shares were valued at zero due to the early stage of Leadis’ development and other uncertainties as to the realization of this investment. During the quarter ended June 30, 2004, Leadis completed an initial public offering of its stock. In connection with the initial public offering the preferred stock was converted into common stock on a 1:1 basis. In connection with the initial public offering, we are subject to a lock-up agreement whereby we are restricted from selling the stock and the common stock underlying the warrant for a period of six months ending December 2004, (for the duration of the lock-up period we are also restricted from engaging in hedging or other transactions which would result in or lead to the sale or disposition of the shares underlying the derivative warrant). For the three and six month periods ended June 30, 2004, we valued the warrant using the Black-Scholes model and recorded a gain of approximately $990,000. On September 16, 2004, we net exercised the derivative warrant for equivalent shares of common stock (74,397 shares), and based on the price of the stock at that date, recorded a loss of $64,000 on these shares.
      Our 374,397 Leadis common shares will be marked to market (as an available for sale security), with any resulting gain/loss recorded as other comprehensive income (loss) until sold or considered impaired on other than a temporary basis. Our typical practice has been not to hold shares for investment purposes. The value of our common stock holding in Leadis was determined to be approximately $4.0 million as of December 31, 2004, based on Leadis’s closing market price ($10.65) at that date. This amount is classified as short-term investments. Subsequent to year-end we sold approximately 23,600 shares at a price range from $7.40 to $7.50. As of February 28, 2005, the market price of the Leadis stock declined and consequently, the value of our investment holding as of that date declined to approximately $2.3 million.

NOTE 13 —	SUBSEQUENT EVENT
      In 2005, we entered a three-year joint development, marketing and manufacturing relationship with Sunplus, a long time customer. In this relationship, Sunplus will license certain digital video processor technology to us, and we will collaborate on product development. In addition, we agreed to invest $380,000 for a minority interest in a new Taiwan-based joint venture with Sunplus which would provide product engineering and other services, and arrange for manufacturing of certain digital video processor products. We

SILICON IMAGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have agreed to place orders for specified volumes of products with this joint venture through 2007, so long as the joint venture meets our requirements for quality, timeliness, and competitive pricing. Certain terms related to the joint venture agreement as well as our supply arrangement with the joint venture are still being finalized. However, the Company believes that FIN 46, “Consolidation of Variable Interest Entities” will apply to the joint venture. The impact of applying FIN 46 to this arrangement will be determined in the first quarter of 2005.
UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended

	Mar 31	Jun 30	Sep 30	Dec 31

	(In thousands, except footnotes and per share
	amounts)
2004
Total revenue	$35,858	$43,361	$47,868	$46,072
Gross margin(1)	21,343	25,666	29,664	27,872
Income (loss) from operations	(7,627)	(1,101)	8,099	(332)
Net income (loss)	(7,860)	(262)	7,877	(79)
Net income (loss) per share — basic	$(0.11)	$(0.00)	$0.11	$(0.00)
Net income (loss) per share — diluted	$(0.11)	$(0.00)	$0.09	$(0.00)
Weighted average shares — basic	72,328	73,352	74,976	76,774
Weighted average shares — diluted	72,328	73,352	85,890	76,774
2003
Total revenue	$24,676	$24,332	$24,190	$30,327
Gross margin(2)	13,621	13,603	12,703	16,406
Loss from operations(3)	(1,496)	(8,733)	(2,135)	(5,355)
Net income (loss)(4)	3,231	(8,666)	(2,095)	(5,280)
Net income (loss) per share — basic	$0.05	$(0.13)	$(0.03)	$(0.07)
Net income (loss) per share — diluted	$0.04	$(0.13)	$(0.03)	$(0.07)
Weighted average shares — basic	66,828	69,012	69,803	70,638
Weighted average shares — diluted	73,696	69,012	69,803	70,638

(1)	Includes stock compensation expense (benefit) of $1.2 million, $849,000, $(110,000) and $886,000 for the three months ended March 31, June 30, September 30 and December 31, 2004, respectively.

(2)	Includes stock compensation expense (benefit) of $(135,000), $78,000, $(14,000) and $654,000, for the three months ended March 31, June 30, September 30 and December 31, 2003, respectively.

(3)	Includes restructuring expense of $986,000 in the first quarter of 2003, and In-process research and development expense of $5.5 million in the second quarter of 2003.

(4)	Includes gain on escrow settlement of $4.6 million in the first quarter of 2003.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Silicon Image, Inc.:
      We have completed an integrated audit of Silicon Image, Inc.’s (the Company’s) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Silicon Image, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 67 herein, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
San Jose, California
March 14, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silicon Image, Inc.

By:	/s/ Steve Tirado

Steve Tirado
Chief Executive Officer(Principal Executive Officer)
Dated: March 15, 2005
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher Paisley Christopher Paisley	Chairman of the Board of Directors	March 15, 2005

/s/ Steve Tirado Steve Tirado	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ Robert G. Gargus Robert G. Gargus	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/s/ Dale Brown Dale Brown	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2005

/s/ David Lee David Lee	Director	March 15, 2005

/s/ David A. Hodges David A. Hodges	Director	March 15, 2005

/s/ Keith McAuliffe Keith McAuliffe	Director	March 15, 2005

/s/ David Courtney David Courtney	Director	March 15, 2005

INDEX TO EXHIBITS

Number		Title

3.01		Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.03 of the Registrant’s Registration Statement on Form S-1 (File No. 333-83665), as amended, declared effective by the Securities and Exchange Commission on October 5, 1999 (the “Form S-1”)).
3.02		Restated Bylaws of the Registrant (Incorporated by reference from Exhibit 3.01 of the Form 8-K filed by the Registrant on February 4, 2005).
3.03		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.04 of the Form 10-Q filed by Registrant on August 14, 2001).
4.01		Form of Specimen Certificate for Registrant’s common stock (Incorporated by reference from Exhibit 4.01 of the Form S-1).
4.02		Third Amended and Restated Investors Rights Agreement dated July 29, 1998, as amended October 15, 1999 (Incorporated by reference from Exhibit 4.04 of the Form S-1).
10	.01**	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and officers. (Incorporated by reference from Exhibit 10.01 of the Form 10-K filed by the Registrant on March 15, 2004).
10	.02**	1995 Equity Incentive Plan, as amended through July 20, 1999, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.02 of the Form S-1).
10	.03**	1999 Equity Incentive Plan, as amended, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.03 of the Form 10-K filed by the Registrant on March 15, 2004).
10	.04**	1999 Employee Stock Purchase Plan and related enrollment form, notice of suspension and notice of withdrawal (Incorporated by reference from Exhibit 10.04 of the Form S-1).
10	.05**	Employment Agreement with Parviz Khodi dated June 10, 1999 (Incorporated by reference from Exhibit 10.06 of the Form S-1).
10	.06**	Amended and Restated Severance Agreement with David Lee dated August 15, 1997 (Incorporated by reference from Exhibit 10.07 of the Form S-1).
10	.07*	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998 (Incorporated by reference from Exhibit 10.12 of the Form S-1).
10	.08*	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.13 of the Form S-1).
10.09		Digital Visual Interface Specification Revision 1.0 Promoter’s Agreement dated January 8, 1999 (Incorporated by reference from Exhibit 10.14 of the Form S-1).
10	.10**	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers (Incorporated by reference from Exhibit 10.21 of the Form S-1).
10	.11**	Amendment No. 1 to Amended and Restated Severance Agreement with David Lee dated January 23, 2000 (Incorporated by reference from Exhibit 10.26 of the Form 10-K filed by the Registrant on March 30, 2000).
10	.12**	Amendment No. 2 to Amended and Restated Severance Agreement with David Lee dated March 29, 2001 (Incorporated by reference from Exhibit 10.31 of the Form 10-Q filed by the Registrant on May 15, 2001).
10	.13**	Non-Plan Stock Option Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001 (Incorporated by reference from Exhibit 10.34 of the Form 10-Q filed by the Registrant on May 15, 2001).
10	.14**	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement (Incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on June 26, 2001).

Number		Title

10	.15**	CMD Technology Inc. 1999 Stock Incentive Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10	.16**	Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10	.17**	Non-Plan Stock Option Agreement between Robert Gargus and the Registrant dated October 30, 2001. (Incorporated by reference from Exhibit 10.41 of the Form 10-K filed by the Registrant on March 29, 2002).
10	.18**	Non-Plan Stock Option Agreement between Hyun Jong Shin and the Registrant dated November 6, 2001. (Incorporated by reference from Exhibit 10.42 of the Form 10-K filed by the Registrant on March 29, 2002).
10.19		Lease Agreement dated April 20, 2000 between LBA-VF III, LLC and CMD Technology (Incorporated by reference from Exhibit 10.43 of the Form 10-Q filed by the Registrant on May 15, 2002).
10.20		Lease Agreement dated December 12, 2002 between iSTAR Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.44 of the Form 10-K filed by the Registrant on March 27, 2003).
10	.21**	Non-Plan Stock Option Agreement between John LeMoncheck and the Registrant dated January 6, 2003 (Incorporated by reference from Exhibit 4.08 of the Form S-8 filed by the Registrant on January 28, 2003).
10	.22**	Letter Agreement between John LeMoncheck and the Registrant dated December 3, 2002 (Incorporated by reference from Exhibit 10.46 of the Form 10-K filed by the Registrant on March 27, 2003).
10	.23**	Non-Plan Stock Option Agreement between Robert Bagheri and the Registrant dated February 20, 2003 (Incorporated by reference from Exhibit 10.47 of the Form 10-K filed by the Registrant on March 27, 2003).
10	.24**	Letter Agreement between Robert Bagheri and the Registrant dated February 11, 2003 (Incorporated by reference from Exhibit 10.48 of the Form 10-K filed by the Registrant on March 27, 2003).
10	.25**	TransWarp Networks, Inc. 2002 Stock Option/ Stock Issuance Plan (Incorporated by reference from Exhibit 4.06 of the Form S-8 filed by the Registrant on May 23, 2003).
10	.26**	Bonus Plan for Fiscal Year 2004 (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on May 10, 2004).
10	.27**	Employment Offer Letter between J. Duane Northcutt and the Registrant dated February 19, 2002.
10	.28**	Employment Offer Letter between Robert Valiton and the Registrant dated April 17, 2004 (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on August 9, 2004).
10	.29**	Employment Offer Letter between Dale Brown and the Registrant dated April 30, 2004.
10	.30**	Amended and Restated Employment Agreement between Robert Gargus and the Registrant dated August 17, 2004.
10	.31**	Consulting Agreement between Robert Gargus and the Registrant dated August 17, 2004.
10	.32**	Employment Offer Letter between Patrick Reutens and the Registrant dated September 20, 2004 (Incorporated by reference from Exhibit 10.2 of the Form 10-Q filed by the Registrant on November 8, 2004).
10	.33**	Letter to Kathy Khodi dated October 6, 2004.
10	.34**	Employment Offer Letter between Steve Laub and the Registrant dated November 11, 2004.
10	.35**	Non-Plan Stock Option Agreement between Steve Laub and the Registrant dated November 11, 2004.
10	.36**	Employment Offer Letter between Steve Tirado and the Registrant dated January 24, 2005.
10	.37**	Employment Offer Letter between Jaime Garcia-Meza and the Registrant dated February 8, 2005.

Number	Title

23.01	Consent of Independent Registered Public Accounting Firm.
24.01	Power of Attorney (included on signature page).
31.01	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification by pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This exhibit is a management contract or compensatory plan or arrangement.