Form 10-Q
period 2005-03-31
SILICON IMAGE INC
filed 2005-05-10
CIK 1003214

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☑ No ☐ and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of April 29, 2005 was 79,049,674 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three Months Ended
March 31, 2005

Part I. Financial Information (Unaudited)

Item 1. Financial Statements

Silicon Image, Inc.

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Product	$40,808	$32,050
Development, licensing and royalties	3,512	3,808

Total revenue	44,320	35,858

Cost and operating expenses:
Cost of revenue (1)	15,505	14,515
Research and development (2)	8,122	16,798
Selling, general and administrative (3)	3,904	11,650
Amortization of intangible assets	274	357
Patent assertion costs	49	165

Total cost and operating expenses	27,854	43,485

Income (loss) from operations	16,466	(7,627)
Interest income and other, net	498	84

Income (loss) before provision for income taxes	16,964	(7,543)

Provision for income taxes	331	317

Net income (loss)	$16,633	$(7,860)

Net income (loss) per share - basic	$0.21	$(0.11)

Net income (loss) per share - diluted	$0.19	$(0.11)

Weighted average shares - basic	78,307	72,328

Weighted average shares - diluted	87,376	72,328

(1)	Includes stock compensation (benefit) expense of $(1.2) million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

(2)	Includes stock compensation (benefit) expense of $ (4.4) million and $6.2 million for the three months ended March 31, 2005 and 2004, respectively.

(3)	Includes stock compensation (benefit) expense of $(3.7) million and $4.7 million for the three months ended March 31, 2005 and 2004, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)
(unaudited)

	March 31,	Dec. 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$15,499	$23,280
Short-term investments	84,908	70,240
Accounts receivable, net of allowance for doubtful accounts of $745 at March 31 and December 31	22,080	19,417
Inventories	12,144	13,926
Prepaid expenses and other current assets	3,420	3,073

Total current assets	138,051	129,936
Property and equipment, net	9,108	9,494
Goodwill	13,021	13,021
Intangible assets, net	1,409	1,683
Other assets	731	774

Total assets	$162,320	$154,908

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,218	$6,833
Accrued liabilities	9,812	13,418
Deferred license revenue	3,009	2,127
Debt obligations and capital leases	435	489
Deferred margin on sales to distributors	10,032	9,962

Total liabilities	30,506	32,829

Stockholders’ Equity:
Common stock, par value $0.001; shares authorized:
150,000,000 – March 31 and December 31; shares issued and outstanding: 78,948,196– March 31 and 78,131,604 – December 31	80	78
Additional paid-in capital	294,450	299,744
Unearned compensation	(7,432)	(7,632)
Accumulated deficit	(156,344)	(172,978)
Accumulated other comprehensive income	1,060	2,867

Total stockholders’ equity	131,814	122,079

Total liabilities and stockholders’ equity	$162,320	$154,908

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$16,633	$(7,860)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,524	1,150
Provision for doubtful accounts receivable	—	52
Stock compensation (benefit) expense	(9,327)	12,068
Amortization of intangible assets	274	357
Changes in assets and liabilities:
Accounts receivable	(2,663)	(6,391)
Inventories	1,782	694
Prepaid expenses and other assets	(304)	472
Accounts payable	385	2,769
Accrued liabilities and deferred license revenue	(2,724)	3,828
Deferred margin on sales to distributors	70	1,888

Cash provided by operating activities	5,650	9,027

Cash flows from investing activities:
Proceeds from sales of short-term investments	67	12,281
Purchases of short-term investments	(16,541)	(10,595)
Purchases of property and equipment	(1,138)	(1,178)

Cash provided by (used in) investing activities	(17,612)	508

Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,235	5,053
Repayments of debt obligations	(54)	(498)

Cash provided by financing activities	4,181	4,555

Net increase (decrease) in cash and cash equivalents	(7,781)	14,090
Cash and cash equivalents – beginning of period	23,280	17,934

Cash and cash equivalents – end of period	$15,499	$32,024

Supplemental cash flows information:

Cash payments for interest	$2	$—

Cash payments for taxes	$—	$217

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Silicon Image, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2005

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include those of Silicon Image, Inc. and our subsidiaries (collectively, the “Company”), after elimination of all significant intercompany accounts and transactions. The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2004. The interim financial information is unaudited but reflects all adjustments, normal and recurring in nature, and which are, in the opinion of management, necessary to fairly state the condensed consolidated balance sheets, and condensed consolidated statements of income and cash flows for the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2004 is derived from the December 31, 2004 audited financial statements. You should read these interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

2. Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123 (revised 2004), “Shared Based Payment”,SFAS 123R. The Statement is a revision of FASB 123 and supersedes APB No. 25. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange of goods or services that are based on the fair value of the entity’s equity instruments. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the period during which an employee is required to provide service for the award. The grant-date fair value of employee share options and similar instruments must be estimated using option-pricing models adjusted for the unique characteristics of those instruments unless observable market prices for the same of similar instruments are available. In addition, the Statement requires a public entity to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value and that the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company at the beginning of fiscal 2006. We have not determined the impact of this Statement on our financial statements at this time.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“AJCA”).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. We do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.

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

     Had we recorded compensation expense for our stock options based on the grant-date fair value as prescribed by SFAS No. 123 and SFAS No. 148, our net income (loss) would have been as follows (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net income (loss) as reported	$16,633	$(7,860)
Stock-based employee compensation expense determined using fair value method	(6,655)	(5,137)
Stock-based employee compensation cost (benefit) included in the determination of net income (loss) as reported	(10,266)	9,286

Pro forma net loss	$(288)	$(3,711)

Basic net income (loss) per share - pro forma	$(0.00)	$(0.05)
Basic net income (loss) per share - as reported	$0.21	$(0.11)
Diluted net income (loss) per share - pro forma	$(0.00)	$(0.05)
Diluted net income (loss) per share - as reported	$0.19	$(0.11)

     The weighted average grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	March 31
	2005	2004
Expected life (years)	5.0	5.0
Interest rate	4.3%	3.0%
Volatility	90%	90%

Dividend yield	0.0%	0.0%
Weight-average fair value	$10.28	$6.65

     The weighted average grant-date fair value of stock purchase rights granted under our Employee Stock Purchase Plan was estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	March 31
	2005	2004
Expected life (years)	1.7	1.5
Interest rate	3.8%	1.2%
Volatility	85%	90%
Dividend yield	0.0%	0.0%
Weighted average fair value	$4.75	$2.69

     The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended
	March 31
	2005	2004
Net income (loss)	$16,633	$(7,860)
Change in net unrealized gain on investments	(1,807)	—

Comprehensive income (loss)	$14,826	$(7,860)

     The only component of accumulated other comprehensive income is the change in the net unrealized gain on our available for sale investments. For the three-months ended March 31, 2004, comprehensive loss approximated reported net loss. Cumulative translation adjustments are immaterial for all periods presented.

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

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$16,633	$(7,860)

Weighted average shares	78,560	73,108
Unvested common shares subject to repurchase	(253)	(780)

Weighted average common shares outstanding	78,307	72,328

Weighted average common shares for diluted net income (loss) per share	87,376	72,328

Basic net income (loss) per share	$0.21	$(0.11)

Diluted net income (loss) per share	$0.19	$(0.11)

     The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share for the three months ended March 31, 2005 (in thousands):

Weighted-average common shares for basic net income per share	78,307
Weighted-average dilutive stock options outstanding under the treasury stock method	8,805
Unvested common shares subject to repurchase	264

Weighted-average common shares for diluted net income per share	87,376

     Had we generated net income for the three month period ended March 31, 2004, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

Unvested common stock subject to repurchase	780
Weighted-average dilutive stock options	10,307

Total	11,087

     As a result of our net loss for the three-months ended March 31, 2004, all common share equivalents would have been anti-dilutive and therefore, have been excluded from the diluted net loss per share calculation. The weighted average securities that were either out of the money or anti-dilutive and excluded from our calculation of diluted net income (loss) per share were approximately 5,277,000 and 20,411,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

4. Cash and cash equivalents and short-term investments

     We consider all highly liquid investments maturing within three months from the date of purchase to be cash equivalents. All of our investments are categorized as available-for-sale at the consolidated balance sheet dates, and have been presented at fair value.

     Cash and cash equivalents and short-term investments consisted of the following as of March 31, 2005 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$9,652	$—	$—	$9,652

Cash equivalents:
Money market funds	1,456	—	—	1,456
Commercial paper	4,391			4,391

Total cash equivalents	5,847	—	—	5,847

Total cash and cash equivalents	15,499	—	—	15,499

Short-term investments:
Corporate notes and bonds	33,547	—	(160)	33,387
Asset-backed securities	18,183	—	(77)	18,106
United States government agencies	31,486	—	(168)	31,318

Marketable equity securities *	—	2,097	—	2,097

Total short-term investments	83,216	2,097	(405)	84,908

Total cash and cash equivalents and short-term investments	$98,715	$2,097	$(405)	$100,407

     Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2004 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Classified as current assets:
Cash	$9,592	$—	$—	$9,592

Cash equivalents:
Money market funds	6,201	—	—	6,201
Commercial paper	7,486	1	—	7,487

Total cash equivalents	13,687	1	—	13,688

Total cash and cash equivalents	23,279	1	—	23,280

Short-term investments:
Corporate notes and bonds	29,824	—	(106)	29,718
Asset-backed securities	5,250	—	(11)	5,239
United States government agencies	31,374	1	(79)	31,296
Marketable equity securities *	—	3,987	—	3,987

Total short-term investments	66,448	3,988	(196)	70,240

Total cash and cash equivalents and short-term investments	$89,727	$3,989	$(196)	$93,520

*	Unrealized gain on marketable equity security represents our investment in Leadis, Inc., as more fully described in Note 14.

     Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. With respect to our marketable equity securities, our policy is to review our equity holdings on a regular basis to evaluate whether or not such securities has experienced an other than temporary decline in fair value. Our policy includes, but is not limited to, reviewing the Company’s cash position, earnings/revenue outlook, stock price performance over the past six months, liquidity and management/ownership. If we believe that an other-than-temporary decline in value exists, it is our policy to write down these investments to the market value and record the related write-down in our consolidated statement of operations.

     As of March 31, 2005, the average maturity period of our debt securities was approximately 278 days.

5. Balance Sheet Components

	March 31,	Dec. 31,
	2005	2004
	(in thousands)
Inventories:
Raw materials	$2,239	$3,089
Work in process	2,035	2,372
Finished goods	7,870	8,465

	$12,144	$13,926

Accrued liabilities:
Accrued payroll and related expenses	$3,312	$3,351
Restructuring accrual (see Note 7)	835	1,036
Accrued legal fees	715	910
Warranty accrual	352	351
Bonus accrual	727	3,122
Other accrued liabilities	3,871	4,648

	$9,812	$13,418

Warranty Accrual

     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Warranty accrual activity for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Balance at January 1	$351	$271
Provision for warranties issued during the period	81	130
Cash and other settlements made during the period	(80)	(50)

Balance at March 31	$352	$351

6. Stock-Based Compensation

     Pro forma Net Income (Loss)

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

     The Company is required under SFAS 148 to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. We provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards made during the three-month period ended March 31, 2005 and March 31, 2004, as if the fair-value-based method defined in SFAS 123 had been applied. The fair value of the stock-based awards was estimated using the Black-Scholes model.

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

     The following table summarizes the components of our stock compensation expense (benefit) for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Options granted to employees	$188	$31
Options granted to non-employees	939	1,503
Option repricings (benefit)	(10,634)	10,121
Options assumed in connection with acquisitions	180	413

Stock compensation expense (benefit)	$(9,327)	$12,068

     Option repricing resulted in a benefit for the three months ended March 31, 2005 as opposed to an expense in the three-month period ended March 31, 2004, as our average stock price during the three months ended March 31, 2005 was lower compared to an increase in the three months ended March 31, 2004.

7. Asset impairment and restructuring activities

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

     In connection with this program, during the third quarter of 2001 through the first quarter of 2003, we recorded restructuring expenses as a result of four workforce reductions by eliminating approximately 136 positions which consisted of both cash severance-related costs and non-cash severance-related costs representing the intrinsic value of modified stock options. In addition, restructuring expenses during this period were also a result of expected losses on leased facilities, fixed asset write-downs, impairment of goodwill, intangible assets and acquired technology offset by reversals of unearned compensation, a component of stockholders’ equity for unvested stock options that were cancelled in connection with employee terminations.

     Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	2005			2004
	Severance and	Leased		Severance and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$32	$1,004	$1,036	$37	$1,838	$1,875

Cash payments	—	(201)	(201)	(4)	(223)	(227)

Balance as of March 31	$32	$803	$835	$33	$1,615	$1,648

8. Debt Facility

     In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bore interest at prime plus 0.25% and required monthly payments through its maturity of October 1, 2004. This loan was repaid in full in 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bore interest at 5% and required monthly payments through its maturity in February 2005. During the three-months ended March 31, 2005, this remaining balance on this loan was repaid in full. During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in May 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. We are working actively to replace this existing line of credit. Quarterly and annual financial covenants are contained within this revised agreement. No amounts have been drawn down against this line of credit as of March 31,2005. As of March 31, 2005, we were in compliance with all covenants.

     In November 2004, we leased certain capital equipment and as of March 31, 2005, the future capital lease obligations were approximately $355,000.

     In January 2005, we acquired certain capital equipment under a debt arrangement and as of March 31, 2005, the future debt obligations under this arrangement were approximately $80,000.

9. Legal Proceedings

     On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made and continues to make cash payments to the Court, it may not have made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 26, 2004, the parties completed the filing of their respective appeal briefs. On October 26, 2004, the Court of Appeals for the Federal Circuit issued an order setting an oral argument for the appeal on December 7, 2004. The hearing took place as scheduled. At the end of the hearing, the panel of Federal Circuit judges hearing the case stated that they believed that no final order had been issued by the trial court, and that therefore the Federal Circuit did not have jurisdiction to hear the appeal. The Federal Circuit issued its opinion on January 28, 2005 and, as expected, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the lower court’s order, which was based on the parties’ agreement to settle the case, was not “final” and appealable. The case was remanded by the Federal Circuit back to the lower court. The parties have been engaged in negotiating a stipulation by which the lower court can issue a new final judgment and such action is expected shortly.

     To date, we have not received any cash payments nor have we recognized any revenue associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, upon Genesis’s becoming a signatory to the HDMI Adopters Agreement, Genesis will be granted a royalty-bearing license for the right to use these claims as part of their HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI- related patent claims to the consumer electronics marketplace. We expect that an amended final, appealable order will be entered in the second quarter of 2005. We further expect that Genesis will refile its appeal. Through March 31, 2005, we have spent approximately $11.0 million on this matter and expect to continue to incur significant legal costs until the matter is resolved.

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

     Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that the Company and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated there under. Two individuals, not including named plaintiff Curry, have filed a motion to be designated by the court as lead plaintiffs. The Company intends to defend itself vigorously in this matter.

     On January 14, 2005, the Company received a notification that the Securities and Exchange Commission had commenced a formal, private investigation involving trading in the Company’s securities. The Company is fully cooperating with the investigation.

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

10. Customer and Geographic Information

     Revenue by geographic area was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Taiwan	$11,368	$9,457
Japan	7,541	7,540
United States	12,158	9,569
Hong Kong	1,218	1,489
Korea	4,694	1,730
Other	7,341	6,073

	$44,320	$35,858

     Revenue by product line was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
PC	$10,920	$9,667
Consumer Electronics	19,471	11,367
Storage products	10,417	11,016
Development, licensing and royalties	3,512	3,808

	$44,320	$35,858

     Revenue by product line, including development, licensing and royalties, was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
PC	$11,105	$9,680
Consumer Electronics	21,232	12,282
Storage products	11,983	13,896

	$44,320	$35,858

     For each period presented, substantially all long-lived assets were located within the United States.

     For the three months ended March 31, 2005, one distributor generated 18% of our revenue and another distributor generated 10% of our revenue, and as of March 31, 2005, two distributors represent 13% and 11% of gross accounts receivable. For the three months ended March 31, 2004, one distributor generated 15% of our revenue and another distributor generated 11% of our revenue.

11. Guarantees and Indemnifications

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

12. Intangible Assets, net

     Components of intangible assets are as follows (in thousands):

	March 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Acquired technology	$1,780	$(984)	$1,780	$(863)
Non-compete agreement	1,849	(1,236)	1,849	(1,083)
Assembled workforce	502	(502)	502	(502)

	$4,131	$(2,722)	$4,131	$(2,448)

Intangible assets not subject to amortization:
Goodwill	$13,021	$—	$13,021	$—

     Estimated future amortization expense for our intangible assets is as follows for fiscal years ending December 31 (in thousands):

2005	$823
2006	508
2007	78

$1,409

     Amortization of intangible assets for the three months ended March 31, 2005 and 2004 was $274,000 and $357,000, respectively.

13. Income taxes

     For the quarter ended March 31, 2005, we have recorded a provision for income taxes of $331,000. This primarily includes an estimated provision for U.S. alternative minimum taxes for the fiscal year ending December 31, 2005 and a provision relating to taxes in foreign jurisdictions where we operate based on expected annual estimated tax rates. At December 31, 2004, we had a net operating loss carry-forward for federal income tax purposes of approximately $99.7 million that expires in various years through 2024. These future tax benefits have not been recognized as an asset on our balance sheet due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize these tax benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carry-forwards may be restricted or limited in certain circumstances.

14. Unrealized gain on equity investments

     In October 2000, as consideration for the transfer of certain technology, we received from Leadis Technology Inc. (Leadis), a development stage privately controlled enterprise, 300,000 shares of preferred stock and a derivative warrant to purchase 75,000 shares of the Company’s common stock. Initially these shares were valued at zero due to the early stage of Leadis’ development and other uncertainties as to the realization of this investment. During the quarter ended June 30, 2004, Leadis completed an initial public offering of its stock. In connection with the initial public offering the preferred stock was converted into common stock on a 1:1 basis. In connection with the initial public offering, we were subject to a lock-up agreement whereby we were restricted from selling the stock and the common stock underlying the warrant for a period of six months ending December 2004, (for the duration of the lock-up period we were also restricted from engaging in hedging or other transactions which would result in or lead to the sale or disposition of the shares underlying the derivative warrant). For the three and six month periods ended

June 30, 2004, we valued the warrant using the Black-Scholes model and recorded a gain of approximately $990,000. On September 16, 2004, we net exercised the derivative warrant for equivalent shares of common stock (74,397 shares), and based on the price of the stock at that date, recorded a loss of $64,000 on these shares.

     As of March 31, 2005, we hold approximately 351,000 Leadis common shares that were marked to market (as an available for sale security, down from approximately 374,000 shares at December 31, 2004 as noted below), with any resulting gain/loss recorded as other comprehensive income (loss) until sold or considered impaired on other than a temporary basis. Our typical practice has been not to hold shares for investment purposes. In February 2005, we sold approximately 23,600 shares at a price range from $7.40 to $7.50. These shares related to the warrant shares and consequently in connection with this sale, we recorded a realized loss of approximately $120,000 for the three-month period ended March 31, 2005. The value of our common stock holding in Leadis was determined to be approximately $2.1 million as of March 31, 2005, based on Leadis’s closing market price of $5.98 at that date. This amount is classified as short-term investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q entitled “Factors Affecting Future Results,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will”, “can”, “should”, “could”, “estimate”, based on”, “intended”, “would”, “projected”, “forecasted” and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any updates or revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by Silicon Image, Inc. in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

     Silicon Image is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. The Company’s mission is to be the leader in defining the architectures, intellectual property (IP) and semiconductor technology required to build secure digital content delivery systems. To ensure that rich digital content is available across devices, consumer electronics (CE), personal computers and displays (PC) and storage devices must be architected for content compatibility and interoperability.

     Silicon Image’s strategy entails establishing industry-standard, high-speed digital interfaces and building market momentum and leadership through its first-to-market, standards-based IC products. Further leveraging its IP portfolio, the Company broadens market adoption of the Digital Visual Interface (DVI), High-Definition Multimedia Interface™ (HDMI™) and Serial ATA (SATA) interfaces by licensing its proven IP cores to companies providing advanced system-on-a-chip solutions incorporating these interfaces. Licensing, in addition to creating revenue and return on engineering investment in market segments we choose not to address, creates products complementary and in some cases competitive to our own that expand the markets for our products and help to improve industry wide interoperability.

     Silicon Image is a leader in the global PC and digital display arena with its innovative PanelLink®-branded digital interconnect technology, which enables an all-digital connection between PC host systems, such as PC motherboards, graphics add-in boards, notebook PCs and digital displays such as LCD monitors, plasma displays and projectors. Silicon Image’s PanelLink technology serves as the basis for both the DVI standard as well as for the popular HDMI standard, designed for CE applications. Together, Silicon Image’s PanelLink DVI and HDMI solutions are the most popular DVI and HDMI implementation in the market with more than 80 million units shipped to date.

     In 2000, our PC business represented 96.1% of total revenue. We embarked upon a plan to diversify into the CE and storage markets for growth opportunities as well as to decrease our dependence on the PC business. Products sold into the PC market generated 24.6% and 27.0% of our revenue in the first three months of 2005 and 2004, respectively. If we include licensing revenues, these percentages were 25.0% and 27.0% for the first three months of 2005 and 2004, respectively.

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

     Products sold into the CE market have been increasing as a percentage of our total revenues and generated 43.9% and 31.7% of our total revenues for the first three months of 2005 and 2004, respectively. If we include licensing revenues, these numbers were 47.9% and 34.3% for the first three months of 2005 and 2004, respectively. Our CE products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs, HDTVs, A/V receivers, STBs, and DVD players. Demand for our products will be driven primarily by the adoption rate of the HDMI standard within these product categories.

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

     In September 2004, Silicon Image introduced its first products based on its SteelVine™ storage architecture that is expected to serve the storage needs of the SMB and consumer electronics markets with a system-on-a-chip implementation that includes a high-speed five-port switch, two micro-processors, firmware and the SATA interface, among other features. Products sold into the storage market, as a percentage of our total revenues, generated 23.5% and 30.7% of our revenue for the first three months of 2005 and 2004, respectively. If we include licensing revenues, these numbers were 27.0% and 38.8% for the first three months of 2005 and 2004, respectively. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine™ architecture, and the extent to which SATA and Fibre Channel functionality are integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary. In the second quarter of 2005, we expect our legacy storage semiconductor business (Fibre Channel and parallel ATA) revenues to decrease and our Serial ATA and SteelVine revenues to increase.

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

     Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of our licenses include a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development for licensees, licensing and royalties accounted for 7.9% and 10.6% of our revenues for the first three months in 2005 and 2004, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances Although we attempt to make these factors predictable, many of these factors require significant judgment. License revenue has been lumpy over time, and is expected to continue to be lumpy for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter.

Outlook

     We expect a 12-16% sequential growth in overall revenues in the second quarter of 2005. In our storage business, we expect that storage IC revenues will be flat to up five percent. In addition, we expect that revenue from our new SteelVine system products will grow significantly during the second quarter of 2005. These products contributed $0.2 million to our revenue in the first quarter of 2005, and we anticipate that they will contribute total revenues in 2005 of $8-$10 million. Furthermore, we expect SteelVine™ chip sales to grow throughout the year and to make a meaningful contribution to our storage IC revenue. We expect our PC revenues to decline sequentially by 5-

     15% during the second quarter of 2005. We expect the CE business to strengthen in the second quarter of 2005 and expect revenue growth of 25-35% sequentially.

     In the first quarter of 2005, we achieved licensing revenues of $3.5 million. We expect licensing revenues to be approximately $4.0 million for the second quarter of 2005.

     We expect overall gross margins to be flat as a percentage of revenue, in the second quarter of 2005, assuming that we do not experience any significant expense or benefit from stock compensation. We are unable to predict any such expense or benefit, as they are dependent on changes in our stock price and volatility. We anticipate that cost improvements already in inventory, combined with planned second quarter improvements, will offset the effect of ASP erosion and product mix.

     We cannot forecast operating expenses in the second quarter of 2005, due to the substantial impact of stock compensation, which fluctuates from quarter to quarter with changes in our stock price. Stock compensation provided a benefit in the first quarter of 2005, reducing operating expenses by $9.3 million. In addition to the effect of any changes resulting from stock compensation which is unknown, we expect our operating expenses in the second quarter of 2005 to reflect an increase of $1.2 to $2.0 million as a result of head count increases, lower non-recurring engineering credits, higher commissions and higher project related expenses without taking into account stock compensation expense.

     We expect to incur substantial non-cash stock compensation expense in 2005 and future periods as a result of previous stock option repricings, stock options assumed in connection with our prior acquisitions, the issuance of stock options to consultants, and modifications to stock options. We may also incur non-cash stock compensation expense in connection with future acquisitions. The amount of stock compensation expense as well as any potential benefit will fluctuate each period with changes in our stock price and volatility.

     We will also incur legal fees in 2005 in conjunction with our patent infringement lawsuit against Genesis, and other outstanding litigation, including those items noted in our subsequent events to our footnotes and related to Item 4. The amount of legal fees incurred will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur with respect to this matter; however, we do expect to incur substantial amounts through at least the fourth quarter of 2005.

Commitments, Contingencies and Concentrations

     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 49% of our revenue in the first quarter of 2005 and 47% of our revenue in 2004. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. In the first quarter of 2005, 48% of our revenue was generated through distributors, compared to 45% in 2004. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenues, we would expect a decrease in the percentage of our total revenues generated through distributors.

     A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 68% and 71% of our revenue in the first quarter of 2005 and 2004, respectively. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

     In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone is achieved, which we do not believe is likely, we would be required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The estimated fair value of this warrant at March 31, 2005 would be $2.8 million.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) allowance for doubtful accounts receivable, (3) inventories, (4) long-lived assets, (5) goodwill, (6) deferred tax assets, (7) accrued liabilities, (8) stock-based compensation expense, and (9) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations for the Three Months Ended March 31, 2005 as compared to Results of Operations for the Three Months Ended March 31, 2004

REVENUE (dollars in thousands):

	Three months ended March 31,
	2005	2004	Change

Personal Computers	$10,920	$9,667		13.0%
Consumer Electronics	19,471	11,367		71.3%
Storage Products	10,417	11,016		(5.4)%

Product Revenue	$40,808	$32,050		27.3%
Percentage of total revenue	92.1%	89.4%	2.7	pts

Development, licensing and royalties	$3,512	$3,808		(7.8)%
Percentage of total revenue	7.9%	10.6%	(2.7	)pts

Total revenue	$44,320	$35,858		23.6%

REVENUE (with development, licensing and royalty revenues by product line, dollars in thousands):

	Three months ended March 31,
	2005	2004	Change

Personal Computers	$11,105	$9,680	14.7%
Consumer Electronics	21,232	12,282	72.9%
Storage Products	11,983	13,896	(13.8)%

Total revenue	$44,320	$35,858	23.6%

Revenue was $44.3 million for the first quarter of 2005, an increase of 23.6 % from the first quarter of 2004. The increase in revenues is due to increased sales of our consumer electronics and personal computer products, which contributed an additional $8.1 million ($ 9.0 million including licensing), and $1.3 million ($1.4 million including licensing) of revenue, respectively, offset by a decrease in sales of storage products in the amount of $0.6 million ($1.9 million including licensing). Our overall licensing revenue also declined by approximately $0.3 million. The increase in the CE product line is primarily attributable to the transition of these markets to high-definition and consequently, an increased demand for our HDMI based products. CE product sales declined sequentially, reflecting seasonal patterns. The increase in the PC product line is primarily attributable to the increased demand of DVI receiver sales offset by a decline in transmitter sales. The decrease in our storage business is primarily attributable to the expected decline in revenues from our fibre-channel and parallel ATA product lines offset by an increase in revenues from our storage IC business which are primarily driven by the demand for our serial ATA controllers. We license our technology in each of our areas of business, but usually limit the scope of the license to market areas that are complementary to our products sales and that do not directly compete with our direct product offerings. Development, licensing and royalty revenues declined as a percentage of total revenues from 10.6% in the first quarter of 2004 to 7.9% in the first quarter of 2005, reflecting the inherently uneven nature of our licensing revenues, as a small number of transactions can represent a large portion of licensing revenues and changes in the number or timing of these transactions can have a significant impact on licensing revenues. License revenue has been lumpy over time, and is expected to continue to be lumpy for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter. Overall, we expect a sequential growth in revenues in the range of 12-16% during the second quarter of 2005.

COST OF REVENUE AND GROSS MARGIN

	Three months ended March 31,
	2005	2004	Change
	(Dollars in thousands)
Product gross margin (excluding licensing revenue)*	$25,303	$17,535
Percentage of product revenue	62.0%	54.7%	7.3pts
Licensing revenue margin	$3,512	$3,808

Total gross margin*	$28,815	$21,343
Percentage of total revenue	65.0%	59.5%	5.5pts

*Stock compensation (benefit) expense (included in above)	$(1,196)	$1,152

     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue, as a percentage of revenue) was 65.0% and 59.5% for the three month periods ended March 31, 2005 and 2004, respectively, and includes non-cash stock compensation expense (benefit) of ($1.2) million and $1.2 million, respectively. Overall, gross margin increased substantially due to the effect of the stock benefit year over year ($2.4 million effect or 5.9%), offset in part by a marginal decline of 0.4% attributable to the effect of lower average selling prices and slightly lower licensing revenues.

     Relative to the first quarter, gross margins are expected to remain flat during the second quarter, assuming that we do not experience any expense or benefit from stock compensation. We are unable to predict any such expense or benefit, as they are dependent on changes in our stock price and volatility.

OPERATING EXPENSES

	Three months ended March 31,
	2005	2004	Change
	(Dollars in thousands)
Research and development (1)	$8,122	$16,798	(51.6)%
Percentage of total revenue	18.3%	46.8%	(28.5	)pts
Selling, general and administrative (2)	$3,904	$11,650	(66.5)%
Percentage of total revenue	8.8%	32.5%	(23.7	)pts
Amortization of intangible assets	$274	$357	(23.2)%
Percentage of total revenue	0.6%	1.0%	0.4	)pts
Patent assertion costs	$49	$165	(70.3)%
Interest income and other, net	$498	$84	492.9%

(1)	Includes non-cash stock compensation (benefit) expense of $(4.4) million and $6.2 million for the three month periods ended March 31, 2005 and 2004, respectively.

(2)	Includes non-cash stock compensation (benefit) expense of $(3.7) million and $4.7 million for the three month periods ended March 31, 2005 and 2004, respectively.

     Research and Development. R&D expense consists primarily of compensation and related costs for employees, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. Our R&D expense decreased 51.6% from the first quarter of 2004, as a result of non-cash stock compensation which provided a $4.4 million benefit to our research and development expense in the first quarter of 2005 as compared to a $6.2 million stock compensation expense in the first quarter of 2004. The effect of this change was partially offset by a $2.0 million increase in other research and development expenditures primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate.

     Selling, General and Administrative. SG&A expense consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Our SG&A expense decreased 66.5% from the first quarter of 2004, as a result of non-cash stock compensation which provided a $3.7 million benefit to our SG&A expense in the first quarter of 2005 compared to a $4.7 million stock compensation expense in the first quarter of 2004. The effect of this change was partially offset by a $0.6 million increase in compensation included in our SG&A resulting from increased headcount to support the increased rate of growth of the Company.

     Stock Compensation. Stock compensation expense (benefit) included in the functional expense amounts was ($9.3) million or (21.0)% of revenue for the first quarter of 2005 and $12.1 million or 33.7% of revenue for the three month period ended March 31, 2004. The decrease in total stock compensation can be primarily attributed to the effect of a lower stock price during the first quarter of 2005, compared to the fourth quarter of 2004, relative to our repriced options offset by a charge relating to other options subject to variable accounting. These expenses are included in cost of sales, research and development and selling and general administrative costs, and are shown here for the reader to better understand the composition of these expenses and reasons these expenses change from period to period.

     We may incur substantial non-cash stock compensation expense in future periods as a result of (1) the issuance of, or modifications to, restricted stock awards and stock option grants to employees and consultants, (2) the stock option repricing programs we implemented in 2000 and 2001, (3) amortization of our existing unearned compensation balance, and (4) the impact on the adoption of SFAS 123R. Since the expense associated with our stock option repricings and stock options issued to non-employee consultants is dependent on our stock price and volatility, stock compensation expense (or benefit) may fluctuate significantly from period to period. To date, we have recognized over $23 million of expense in connection with our stock option repricings, and this may become an even more significant component of our stock compensation expense in future periods depending on our weighted average stock price and the number of such repriced options that continue to remain outstanding. Approximately 1.7 million stock options were outstanding as of March 31, 2005 that were repriced in 2001 and 2000. For these repriced options, the Company will continue to mark-to-market options that are vested and outstanding, until they are exercised, cancelled or are forfeited. In future periods, to the extent that the market price of our stock exceeds or is lower than the market price as of March 31, 2005, we could incur an expense or a benefit, respectively, pertaining to these outstanding options and an incremental charge for options that vest and become outstanding in those periods.

     Amortization of Intangible Assets. Amortization of intangible assets was $274,000 and $357,000 for the first quarters of 2005 and 2004, respectively, relating to intangible assets on our balance sheets, pursuant to our acquisition of Transwarp Netwoks, Inc. during the second quarter of 2003.

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

     In connection with this program, during the third quarter of 2001 through the first quarter of 2003, we recorded restructuring expenses as a result of four workforce reductions by eliminating approximately 136 positions which consisted of both cash severance-related costs and non-cash severance-related costs representing the intrinsic value of modified stock options. In addition, restructuring expenses during this period were also a result of expected loss on leased facilities, fixed asset write-downs, impairment of goodwill, intangible assets and acquired technology, offset by reversals of unearned compensation, a component of stockholders’ equity for unvested stock options that were cancelled in connection with employee terminations.

     Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	2005			2004
	Severance and	Leased		Severance and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$32	$1,004	$1,036	$37	$1,838	$1,875

Cash payments	—	(201)	(201)	(4)	(223)	(227)

Balance as of March 31	$32	$803	$835	$33	$1,615	$1,648

     Patent Assertion Costs. Patent assertion costs which are included in selling, general and administration expenses were $0.1 million for the first quarter of 2005 as compared to $0.2 million during the same period in 2004. Patent assertion costs are related to the lawsuit we filed against Genesis in April 2001. The decrease in 2005 compared to 2004 is attributable to a lower level of activity during the first quarter of 2005. However, we expect to incur significant patent assertion costs through at least the fourth quarter of 2005. The amount of legal fees incurred will depend on the duration of the litigation, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur.

     Interest Income and Other, Net. This principally includes interest income and interest expense. The net amount was $498,000 for the first quarter of 2005, compared to $84,000 for the first quarter of 2004. The increase is principally due to substantially higher cash balances and higher interest rates.

     Provision for Income Taxes. For the quarter ended March 31, 2005, we have recorded a provision for income taxes of $331,000. This primarily includes an estimated provision for U.S. alternative minimum taxes for the fiscal year ending December 31, 2005 and a provision relating to taxes in foreign jurisdictions where we operate based on expected annual estimated tax rates. At December 31, 2004, we had a net operating loss carry forward for federal income tax purposes of approximately $99.7 million that expires in various years through 2024. These future tax benefits have not been recognized as an asset on our balance sheets due to uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize these tax benefits. Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating loss carry forwards may be restricted or limited in certain circumstances.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	March 31,	December 31,
	2005	2004	Change
	(Dollars in thousands)
Cash and cash equivalents	$15,499	$23,280	$(7,781)
Short-term investments	84,908	70,240	14,668

Total cash, cash equivalents and short-term investments	$100,407	$93,520	$6,887

% of total assets	61.9%	60.4%	1.5	pts

Total current assets	$138,051	$129,936	$8,115
Total current liabilities	30,506	32,829	(2,323)

Working capital	$107,545	$97,107	$10,438

	Three months ended March 31,
	2005	2004	Change
Cash provided by operating activities	$5,650	$9,027	$(3,377)
Cash provided by (used in) investing activities	(17,612)	508	(18,120)
Cash provided by financing activities	$4,181	$4,555	$(374)

     Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit, capital lease financing and cash flows from operations. At March 31, 2005, we had $107.5 million of working capital and $100.4 million of cash and cash equivalents and short-term investments. If we are not able to generate cash from operating activities, stock option exercises, and proceeds from sales of shares under our employee stock purchase plan, we will liquidate short-term investments or, to the extent available, utilize credit arrangements to meet our cash needs.

     Working Capital

     Net accounts receivable increased to $22.1 million at March 31, 2005 from $19.4 million at December 31, 2004. The increase is primarily due to the timing of the receivables. Our days sales outstanding (“DSO”) was 45 days at March 31, 2005, compared to 38 days at December 31, 2004. The increase in DSO is consistent with the timing of shipments near the end of the quarter. We expect the DSO days to be in the 43-47 days range during the second quarter of 2005.

     Inventories decreased to $12.1 million at March 31, 2005 from $13.9 million at December 31, 2004. The decrease is attributable to increased business volume and an effort to reduce overall inventory, especially wafer starts. Our inventory turn rate increased to 5.5 as at March 31, 2005 from 4.8 as at December 31, 2004. Inventory turns are computed on an annualized basis, and are a measure of the number of times inventory is replenished during the year. Our inventory turns increased primarily due to higher business volume during the first quarter of 2005 and lower inventory balances as at March 31, 2005. We expect this measure to be at the 5.3 to 5.6 level during the second quarter of 2005.

     Accounts payable increased to $7.2 million and accrued liabilities decreased to $9.8 million, respectively, at March 31, 2005 from $6.8 million and $13.4 million, respectively, at December 31, 2004. The increase in accounts payable was due to the timing associated with internal check processing, and the decrease in accrued liabilities is primarily from payments made in this quarter for year-end bonuses and commissions offset by quarterly accruals.

     Deferred license revenue increased to $3.0 million at March 31, 2005 from $2.1 million at December 31, 2004. The increase is principally due to the timing of when the deferred license revenue will be recognized as revenue.

     Operating Activities

     Operating activities generated $5.7 million of cash during the first quarter of 2005. For the first quarter of 2005, our net income excluding non-cash items for depreciation and amortization, stock compensation expense (benefit), amortization of intangible assets was $9.1 million. Decreases in inventories, accrued liabilities and other assets, offset by increases in accounts receivable, prepaid expenses, accounts payable, deferred revenue and deferred margin on sales to distributors was a net use of cash of $3.4 million. Operating activities contributed $9.0 million of cash during the first quarter of 2004. During the first quarter of 2004, our net income excluding non-cash items for depreciation, stock compensation expense, and amortization of intangible assets was $5.7 million, which accounts for some of the cash provided by operating activities. Decreases in inventories, prepaid expenses, and other assets offset by increases in accounts receivable, accounts payable, accrued liabilities and deferred license revenue and deferred margin on sales to distributors contributed $3.2 million.

     Investing and Financing Activities

     Investing activities used $17.6 million and provided $0.5 million of cash during the three months ended March 31, 2005 and 2004, respectively. For the three-months ended March 31, 2005, the application of cash related to the purchases of short-term investments and capital expenditures. For the three-month period ended March 31, 2004, the source of cash was net proceeds from sales of short-term investments, partially offset by capital expenditures.

     We generated $4.2 million and $4.6 million from financing activities during the three months ended March 31, 2005 and 2004. Cash provided by financing activities in both periods was primarily from stock option exercises and proceeds from sales of shares under our employee stock purchase plan, partially offset by repayments of our capital leases and other obligations.

     Debt and Lease Obligations

     In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bore interest at prime plus 0.25% and required monthly payments through its maturity of October 1, 2004. This loan was repaid in full in 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bore interest at 5% and required monthly payments through its maturity in February 2005. During the three-months ended March 31, 2005, this remaining balance on this loan was repaid in full. During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement. This revolving line of credit expires in May 2005 and bears interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. We are working to put in place a new line of credit to replace the existing line that expires in May 2005. Quarterly and annual financial covenants are contained within this revised agreement. No amounts have been drawn down against this line of credit as at March 31,2005. As of March 31, 2005, we were in compliance with all covenants.

     In November 2004, we leased certain capital equipment and as of March 31, 2005, the future capital lease obligations were approximately $355,000.

     In January 2005, we acquired certain capital equipment under a debt arrangement and as of March 31, 2005, the future debt obligations under this arrangement were approximately $80,000.

     Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at March 31, 2005 are as follows (in thousands):

		Payments due in
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$435	$261	$174	$—	$—
Operating lease obligations	9,017	2,793	2,804	2,922	498
Inventory purchase obligations	6,658	6,658	—	—	—

Total	$16,110	$9,712	$2,978	$2,922	$498

     Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.

     We plan to spend approximately $8.5 to $9.5 million during the remainder of the 2005 fiscal year for equipment, furniture and software.

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

For the three months ended March 31, 2005, we have a net income of $16.6 million. However, prior to this quarter, we have incurred net losses in each fiscal year since our inception. We incurred losses of $0.3 million and $12.8 million for the years ended December 31, 2004 and 2003, respectively. While our operations were profitable in the three months ended March 31, 2005, we may not sustain profitability.

Our quarterly operating results may fluctuate significantly and are difficult to predict.

     Our quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

•	the growth, evolution and rate of adoption of industry standards for our key markets, including digital-ready PCs and displays, consumer electronics and storage devices and systems;

•	the fact that our licensing revenue is heavily dependent on a few key licensing transactions being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected, and our concentrated dependence on a few licensees in any period for substantial portions of our expected licensing revenue and profits;

•	the fact that our licensing revenue has been lumpy over time, and is expected to continue to be lumpy for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter;

•	competitive pressures, such as the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products, including integration into their products of functionality offered by our products, the prices set by competitors for their products, and the potential for alliances, combinations, mergers and acquisitions among our competitors;

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations regarding the timing and extent to which digital content must be made available to consumers;

•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components;

•	the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products;

•	fluctuations in the price of our common stock, which drive a substantial portion of our non-cash stock compensation expense; and

•	the nature and extent of litigation activities, particularly relating to our patent infringement suit against Genesis Microchip, and any subsequent legal proceedings related to the matters raised in that suit; and class action lawsuits against us that were initiated in early 2005;

     Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our future quarterly operating results are highly dependent upon how well we manage our business.

     Our quarterly operating results may fluctuate based on how well we manage our business. Some of these factors include the following:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels, and manage other matters necessary to enter new market segments;

•	our ability to successfully manage our business in multiple markets such as PC, storage and CE; which may involve additional research and development, marketing or other costs and expenses;

•	our ability to close licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;

•	our ability to engineer customer solutions that adhere to industry standards in a timely, and cost-effective manner;

•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;

•	our ability to manage joint ventures and projects, design services, and our supply chain partners;

•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;

•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;

•	the success of the distribution and partner channels through which we choose to sell our products; and

•	our ability to manage expenses and inventory levels.

     If we fail to effectively manage our business, this could adversely affect our results of operations.

The licensing component of our business strategy increases business risk and volatility.

     Part of our business strategy is to license certain of our Company’s technology to companies that address markets in which we do not want to directly participate. We signed our first license contract in December 2001 and have limited experience marketing and selling our technology on a licensing basis. There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Many of these factors require significant judgments. Licensing revenues could fluctuate significantly from period to period because they are heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict. Because of their high margin content, licensing revenues can have a disproportionate impact on gross margins and profitability. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology, and other factors. In addition, in any period, our expectation of licensing revenue is or may be dependent on one or a few licenses being completed. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from licensing transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

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

     Silicon Image has several other licensees and smaller partnerships of a similar nature. The effect of these “partnerships” over time should accelerate growth and lower research and development expenses. While the products developed in these partnerships may return lower gross margins for Silicon Image, they will fuel higher revenues with less investment in development expenses; thus these products are expected to contribute to the bottom line in a similar fashion to the contribution we receive from higher gross margin, non- partnership related products.

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

     Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (TMDS® ) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption in December 2002 and version 1.1 of the specification was published for adoption in May 2004. We cannot predict the rate at which manufacturers will adopt the HDMI specification. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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

     Transmission of audio and video from source devices (such as a DVD player or STB) to sink devices (such as an HDTV) over HDMI with HDCP represents a combination of new technologies working in concert. Cable and satellite system operators are just beginning to require transmissions of digital video with HDCP between source and sink devices in consumer homes, and DVD players incorporating this technology have only recently come to market. Complexities with these technologies and the variability in implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Also, the user experience associated with audiovisual transmissions over HDMI with HDCP is unproven, and users may reject products incorporating these technologies or they may require more customer support than expected. Delays or difficulties in integration of these technologies into products or failure of products incorporating this technology to achieve market acceptance could have an adverse effect on our business.

Growth of the market for our PC products depends on the widespread adoption and use of the DVI specification.

     Our success is largely dependent upon the rapid and widespread adoption of the DVI specification, which defines a high-speed data communication link between computers and digital displays. We cannot predict the rate at which manufacturers of computers and digital displays will adopt the DVI specification. The adoption of DVI has been slower than we originally anticipated. Reportedly, the 2004 DVI adoption rate in the PC market was approximately in the range of 45-50%. The DVI adoption rate in the PC market was reported to be approximately 25% and 12% in 2003 and 2002, respectively. Adoption of the DVI specification may be affected by the availability of computer components able to communicate DVI-compliant signals, such as transmitters, receivers, connectors and cables necessary to implement the specification. Other specifications may also emerge that could adversely affect the acceptance of the DVI specification. For example, a number of companies have promoted alternatives to the DVI specification using other interface technologies, such as low voltage differential signaling, or LVDS. Further delays in the widespread adoption of the DVI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

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

     A large portion of our revenue is directly or indirectly related to the PC industry and the adoption of new or emerging technologies within the PC industry. Accordingly, we are highly dependent on the adoption of new or emerging technologies within the PC industry, which experienced a slowdown in growth during the second half of 2000 that has continued into the first quarter of 2005. We cannot predict the duration or severity of the downturn in the PC and display market, or in the general economy, or its effect on our revenue and operating results, including the adoption of these new or emerging technologies. If the market for PCs and PC-related displays continues to grow at a slow rate or contracts whether due to reduced demand from end users, macroeconomic conditions or other factors, our business and results of operations could be negatively affected.

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

     We have recently entered into several strategic partnerships with third parties. Examples include our licensing arrangements with Sunplus, under which Sunplus licenses our technology and we and Sunplus jointly develop products for manufacture and supply, our licensing arrangements with MediaTek, under which we licensed our HDMI transmitter technology to MediaTek for incorporation into their DVD player chipsets. We have several other smaller licenses and partnerships of a similar nature. While these arrangements are designed to drive revenue growth and adoption of our technologies and industry standards promulgated by us and also reduce our research and development expenses, there is no guarantee that these arrangements will be successful. Negotiating and performing under these arrangements involves significant time and expense, we may not realize anticipated increases in revenues, standards adoption or cost savings, and these arrangements may make it easier for the third parties to compete with us, any of which may have a negative affect our business and results of operations.

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

     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended March 31, 2005, shipments to World Peace International, an Asian distributor, generated 18% of our revenue and shipments to Microtek, a distributor, generated 10% of our revenue. For the year ended December 31, 2004, shipments to World Peace International, generated 15% of our revenue, and shipments to Microtek generated 12% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 48% of our revenue for the three months ended March 31, 2005, 45% of our revenue for the year ended December 31, 2004, and 42% of our revenue for the year ended December 31, 2003. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

     The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new storage products for the consumer and small to medium business markets and we expect to introduce new consumer electronics, storage and PC products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

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

We have made acquisitions in the past and may make acquisitions in the future, if advisable, as these acquisitions involve numerous risks.

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

     We do not own or operate a semiconductor fabrication facility. We rely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce the vast majority all of our semiconductor products. We also rely on Kawasaki, UMC and Atmel for outside foundry services, and on Amkor and ASE to test certain of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:

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

If a fire occurs at any one of our third-party sub-contractors, this can adversely affect our assembly and/or test capacity potentially delaying product shipments to our customers.

     On May 1, 2005, one of our sub-contractor’s packaging and test facilities experienced damage from a fire. While none of our products were directly affected by the fire, this sub-contractor’s packaging and test capacity have been temporarily reduced. We are working with this sub-contractor to determine the extent of the potential impact we may experience as a result of their temporary reduction in capacity. Since we use multiple packaging and testing sub-contractors, we are currently exploring alternatives for additional capacity should the affected sub-contractor be unable to fill our assembly and test needs.

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

     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the three months ended March 31, 2005, 68% of our revenue, and for the years ended December 31, 2004 and 2003, 72% and 74% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:

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

     Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that the Company and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Two individuals, not including named plaintiff Curry, have filed a motion to be designated by the court as lead plaintiffs. The Company intends to defend itself vigorously in this matter.

We are currently engaged in intellectual property litigation that is time-consuming and expensive to prosecute. We may become engaged in additional intellectual property litigation that could be time- consuming, may be expensive to prosecute or defend, and could adversely affect our ability to sell our product.

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

     On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp, and Genesis Microchip, Inc. (collectively,“Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court , it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made cash payments to the Court, it may not have made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 26, 2004, the parties completed the filing of their respective appeal briefs. On October 26, 2004, the Court of Appeals for the Federal Circuit issued an order setting an oral argument in the appeal on December 7, 2004. The hearing took place as scheduled. At the end of the hearing, the panel of Federal Circuit judges hearing the case stated that they believed that no final order had been issued by the trial court, and that therefore the Federal Circuit did not have jurisdiction to hear the appeal. The Federal Circuit issued its opinion on January 28, 2005 and as expected, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the parties’ agreement to settle the case, as embodied in the MOU that was found by the lower court to be valid and enforceable, requires that Genesis pay us a portion of the settlement as a condition to dismissing the case. Because the lower court allowed Genesis to pay the amount into escrow instead of directly to us, the Federal Circuit held that the underlying claims asserted below remain pending, and therefore that the judgment below was not “final” and was not appealable. The case was remanded by the

Federal Circuit back to the lower court. The parties have negotiated a stipulation by which the lower court can enter a new final judgment which is likely to result in a new appeal by Genesis to the Federal Circuit by Genesis.

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

We have experienced management and director transitions in the past, which disrupt our management, operations and controls, and may continue to do so in the future.

     We have experienced a number of transitions with respect to our board of directors and executive officers in recent quarters, including the following:

•	In April 2004, Steve Tirado moved from the position of president to division president of storage group, Jaime Garcia-Meza moved from the position of vice president of worldwide sales to vice president of sales and marketing for storage platforms, Rob Valiton was appointed as vice president of worldwide sales, and Chris Paisley was appointed to the board of directors

•	In August 2004, the Company announced that Robert C. Gargus planned to retire from the position of chief financial officer and Dale Brown, the controller of the Company, was appointed as chief accounting officer.

•	In September 2004, Parviz Khodi, the vice president, PC/display products of the Company, passed away unexpectedly and his duties were subsequently assumed by John LeMoncheck, the vice president, CE products and Patrick Reutens was appointed as chief legal officer of the Company.

•	In November 2004, David Lee resigned from the positions of chief executive officer and president, Steve Laub was appointed as chief executive officer and president and to the board of directors as well, and Andrew Rappaport and Douglas Spreng resigned from the board of directors.

•	In January 2005, Steve Laub resigned from the positions of chief executive officer and president and from the board of directors, Steve Tirado was appointed as chief executive officer and president and to the board as well, and Chris Paisley was appointed chairman of the board of directors.

•	In February 2005, Jaime Garcia-Meza was appointed as vice president of our storage business.

•	In April 2005, Robert C. Gargus retired from the position of chief financial officer and Darrel Slack was appointed as his successor.

•	In April 2005, four of our independent outside directors, David Courtney (Chairman of the Audit Committee), Keith McAuliffe, Chris Paisley (Chairman of the Board) and Richard Sanquini, resigned from our Board of Directors and Board committees.

     Past and future transitions with respect to our board and executives have resulted, and may continue to result in disruptions in our management, internal controls and operations and in additional costs.

We face additional risks and costs, and potential delisting from Nasdaq, as a result of the resignation of most of our independent outside directors.

     In April 2005, four of our independent outside directors, David Courtney (Chairman of the Audit Committee), Keith McAuliffe, Chris Paisley (Chairman of the Board) and Richard Sanquini, resigned from our Board of Directors and Board committees. Currently, our Board consists of one independent outside director, David Hodges (who is the only member of our Audit, Compensation and Governance and Nominating Committees), and three employee directors. As a result of these resignations, we are no longer in compliance with the marketplace rules of the Nasdaq Stock Market requiring that a majority of our Board consist of independent outside directors and that our Audit Committee consist of three independent outside directors, one of whom has requisite financial sophistication. In addition, we are no longer in compliance with rules of the SEC requiring that our Audit Committee consist of three independent directors, one of whom is a financial expert. We have notified the Nasdaq Stock Market of these non-compliance matters. In response, the Nasdaq Stock market has notified us that the Nasdaq staff believes that we are not in compliance with the aforementioned marketplace rules. In addition, Nasdaq has raised concerns regarding the circumstances of the resignations of our independent directors, our history of independent director resignations, and our recent executive management turnover, and regarding our succession planning and our board of directors’s ability to act independently of management.

     In April 2005, we filed a Form 10-K/A for the fiscal year ended December 31, 2004 to include corrected certifications of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. The certifications included with the original Form 10-K filing inadvertently omitted language required for fiscal 2004 certifications. The Form 10-K/A did not include the entire body of the original Form 10-K. The Nasdaq Stock Market has notified us that the Nasdaq staff believes that we are not in compliance with another marketplace rule due to the failure to include the body of the original Form 10-K in the Form 10-K/A. As a result, our trading symbol has been changed by the Nasdaq Stock Market from “SIMG” to “SIMGE”.

     We have expanded and intensified our ongoing search for additional independent outside directors in order to fill the vacancies on the Board and Board committees created by the resignations and remedy our non-compliance with the Nasdaq Stock Market marketplace rules as soon as reasonably practicable. However, we cannot predict when and if we will able to identify and appoint additional independent outside directors with the requisite qualifications. We will incur additional monetary costs associated with this search and this search may also divert the Board and management’s attention and resources from our ongoing business operations. In addition, we cannot predict what actions the Nasdaq Stock Market will take as a result of our non-compliance, which could include a delisting of our common stock from the Nasdaq National Market, suspension of trading in our common stock on the Nasdaq National Market and/or investigations or hearings involving the Nasdaq staff regarding any of the foregoing.

     Finally, the resignations from our Board of Directors has adversely affected our internal controls over financial reporting. See Item 4, Controls and Procedures for further discussion of the effect of the resignations on our internal controls.

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

     Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC and UMC, the outside foundries that produce the majority of our semiconductor products, are located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the three months ended March 31, 2005, and the years ended December 31, 2004 and 2003, customers and distributors located in Taiwan generated 26%, 25%, and 34% of our revenue, respectively, and customers and distributors located in Japan generated 17%, 20%, and 15% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

We have recently established offices in Japan, Republic of Korea (South Korea), Taiwan and the United Kingdom

     We have recently established offices in Japan, South Korea, Taiwan and the United Kingdom. Accordingly, we are subject to risks, including, but not limited to:

•	being subject to Japanese, South Korean, Taiwanese and United Kingdom tax laws and potentially liable for paying taxes in Japan, South Korea, Taiwan and the United Kingdom;

•	profits, if any, earned in Japan, South Korea, Taiwan and the United Kingdom will be subject to local tax laws and may not be repatriable to the United States;

•	we have and will enter into employment agreements in connection with hiring personnel for the Japanese and South Korean offices and are governed by the provisions of the Japanese, South Korean, Taiwanese and United Kingdom labor laws; and

•	the operations of the local office are and will be subject to the provisions of other local laws and regulations.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required financial disclosures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule13a-15(e). Based upon, and as of the date of this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting described below. In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-5(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weakness in our internal control over financial reporting as of March 31, 2005:

     Management concluded that the oversight of the Company’s external financial reporting and internal control over financial reporting by the Company’s Audit Committee was ineffective as of March 31, 2005. Specifically, on April 24, 2005, subsequent to the end of the quarter ended March 31, 2005, but during the period of the Company’s financial closing and reporting process for the quarter, four of the five independent members of the Company’s Board of Directors resigned, leaving the Audit Committee with only one member. The sole Audit Committee member is not a “financial expert” as that term is defined by the rules of the Securities and Exchange Commission. These resignations resulted in the inability of the Audit Committee to provide effective oversight over the processes related to the Company’s external financial reporting and internal control over financial reporting as of and for the quarter ended March 31, 2005.

     Additionally, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Except as noted above, there have not been any changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Remediation of Material Weakness

     The Company is actively seeking additional qualified Board of Directors and Audit Committee members who will provide effective oversight of the Company’s external financial reporting and internal control over financial reporting. and who will satisfy the independence and financial experience requirements of NASDAQ and the SEC. The Company’s remaining outside director, Mr. David Hodges, has taken responsibility on behalf of the Company to lead its efforts in identifying qualified Board members to serve on the Company’s Audit Committee and to fulfill the Company’s corporate governance requirements.

     To date, a number of potential candidates have been identified and under Mr. Hodges’ leadership, interviews, background checks, and other actions are in process. While the Company is actively seeking new Board and Audit Committee members, there can be no assurance, when or if, the Company’s efforts will be successful.

Part II. Other Information

Item 1. Legal Proceedings

     On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made cash payments to the Court, it may not have made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 26, 2004, the parties completed the filing of their respective appeal briefs. On October 26, 2004, the Court of Appeals for the Federal Circuit issued an order setting an oral argument in for the appeal on December 7, 2004. The hearing took place as scheduled. At the end of the hearing, the panel of Federal Circuit judges hearing the case stated that they believed that no final order had been issued by the trial court, and that therefore the Federal Circuit did not have jurisdiction to hear the appeal. The Federal Circuit issued its opinion on January 28, 2005 and, as expected, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the parties’ agreement to settle the case, as embodied in the MOU that was found by the lower court to be valid and enforceable, requires that Genesis pay us a portion of the settlement as a condition to dismissing the case. Because the lower court allowed Genesis to pay the amount into escrow instead of directly to us, the Federal Circuit held that the underlying claims asserted below remain pending, and therefore that the judgment below was not “final” and was not appealable. The case was remanded by the Federal Circuit back to the lower court. The parties have negotiated a stipulation by which the lower court can enter a new final judgment which is likely to result in a new appeal by Genesis to the Federal Circuit by Genesis.

     To date, we have not received any cash payments nor have we recognized any revenue associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, upon Genesis’s becoming a signatory to the HDMI Adopters Agreement, Genesis will be granted a royalty-bearing license for the right to use these claims as part of their HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI- related patent claims to the consumer electronics marketplace. We expect that an amended final, appealable order will be entered in Q2 2005. We further expect that Genesis will refile its appeal. Through March 31, 2005, we have spent approximately $11 million on this matter and expect to continue to incur significant legal costs until the matter is resolved.

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

     Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that the Company and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of

1934 and Rule 10b-5 promulgated thereunder. Two individuals, not including named plaintiff Curry, have filed a motion to be designated by the court as lead plaintiffs. The Company intends to defend itself vigorously in this matter.

     On January 14, 2005, the Company received a notification that the Securities and Exchange Commission had commenced a formal, private investigation involving trading in the Company’s securities. The Company is fully cooperating with the investigation.

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

     The amount of legal fees we incur with respect to the litigation matters described above will depend on the duration of our litigation matters, as well as the nature and extent of the litigation activities. We are not able to accurately estimate the amount of legal fees we will incur in 2005 with respect to the litigation matters described above, however, we do expect to incur substantial amounts through fourth quarter of 2005.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     On April 20, 2005, Mr. Darrel Slack was appointed as the Company’s chief financial officer, succeeding Mr. Robert C. Gargus, who resigned as of the same date, as planned.

     On April 24, 2005, four members of the Company’s board of directors resigned. As a result of these resignations, the Company notified The NASDAQ Stock Market, Inc. (NASDAQ), that the Company fails to comply with NASDAQ Marketplace Rules— requiring that a majority of the board consist of independent directors and requiring that the audit committee consist of three independent directors, one of whom has requisite financial sophistication —due to the vacancies on the board and its audit committee. The Company is actively seeking directors who will satisfy the independence and financial experience requirements of NASDAQ and the Securities and Exchange Commission and are willing to serve with a view to remedying the noncompliance.

     On April 25, 2005, Mr. David Lee notified the Board that he would not stand for reelection at the 2005 annual meeting of stockholders and would accept the position of chairman emeritus (a non-voting position).

     On April 25, 2005, the Board, then consisting of Mr. Steve Tirado, Mr. Lee and Mr. David Hodges, appointed Mr. Slack as a Class I director and Mr. Patrick Reutens, the chief legal officer of the Company, as a Class II director to fill two of the vacancies created by the resignations above. At that meeting, the Board reduced the number of directors from eight to four. Immediately after the vote, Mr. Reutens resigned from the board. The remaining directors appointed Mr. Hodges, the lone remaining independent director and a member of the governance and nominating committee, to also serve on the audit and compensation committees.

     On May 4, 2005, we announced that the NASDAQ Listing Qualifications Hearings Department notified Silicon Image by letter dated May 2, 2005, that Silicon Image was not in compliance with certain NASDAQ Marketplace Rules because its Form 10-K filed with the Securities and Exchange Commission on March 16, 2004 for the year ended December 31, 2004 was incomplete. The Section 302 certifications of its principal executive officer and principal financial officer was the same form as had been used for the preceding year, and inadvertently omitted additional language required for certifications for 2004. The Company subsequently filed an amendment to the Form 10-K that contained only a corrected certification. This amendment was deemed incomplete because it did not include the body of the entire Form 10-K, as previously filed, with the corrected certification. In addition, due to the resignations of four independent directors from the Board, the Company is not in compliance with NASDAQ Marketplace Rules requiring that a majority of the board consist of independent directors and requiring that the audit committee consist of three independent directors, including at least one director with requisite financial sophistication.

     The Hearings Department also notified the Company by letter dated May 3, 2005, that due to the incomplete filing of its Form 10-K for the year ended December 31, 2004, described above, the Company’s trading symbol will change from “SIMG” to “SIMGE” commencing on May 5, 2005.

     The Company intends to take appropriate steps to seek to bring the Company into compliance with the NASDAQ Marketplace Rules in a timely manner. However, there can be no assurance that NASDAQ will allow the continued listing of the Company’s common stock on the NASDAQ National Market.

Item 6. Exhibits

10.01	Compensation Plan for Directors

10.02	Letter Agreement with Dale Brown dated April 22, 2005

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005	Silicon Image, Inc.

/s/ Darrel Slack

Darrel Slack
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.01	Compensation Plan for Directors

10.02	Letter Agreement with Dale Brown dated April 22, 2005

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002