Form 10-Q
period 2005-06-30
SILICON IMAGE INC
filed 2005-08-09
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☑ No ☐ and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of July 29, 2005 was 80,032,134 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Six Months Ended
June 30, 2005

Part I. Financial Information
Item 1. Financial Statements
Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$17,980	$23,280
Short-term investments	98,858	70,240
Accounts receivable, net of allowances for doubtful accounts of $806 at June 30 and $745 at December 31	25,227	19,417
Inventories	12,854	13,926
Prepaid expenses and other current assets	3,531	3,073

Total current assets	158,450	129,936
Property and equipment, net	8,584	9,494
Goodwill	13,021	13,021
Intangible assets, net	1,135	1,683
Other assets	779	774

Total assets	$181,969	$154,908

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,686	$6,833
Accrued liabilities	11,807	13,418
Deferred license revenue	3,413	2,127
Debt obligations and capital leases	418	489
Deferred margin on sales to distributors	9,985	9,962

Total current liabilities	38,309	32,829

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value $0.001; shares authorized:
150,000,000 – June 30 and December 31; shares issued and outstanding: 79,498,572 – June 30 and 78,131,604 – December 31	80	78
Additional paid-in capital	296,949	299,744
Unearned stock compensation	(7,228)	(7,632)
Accumulated deficit	(145,884)	(172,978)
Accumulated other comprehensive income (loss)	(257)	2,867

Total stockholders’ equity	143,660	122,079

Total liabilities and stockholders’ equity	$181,969	$154,908

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product	$47,323	$36,826	$88,131	$68,876
Development, licensing and royalties	3,398	6,535	6,910	10,343

Total revenue	50,721	43,361	95,041	79,219

Cost and operating expenses:
Cost of revenue (1)	20,987	17,695	36,492	32,210
Research and development (2)	11,903	16,245	20,025	33,043
Selling, general and administrative (3)	8,801	10,067	12,705	21,718
Amortization of intangible assets	274	357	548	713
Patent assertion costs	72	98	121	263

Total cost and operating expenses	42,037	44,462	69,891	87,947

Income (loss) from operations	8,684	(1,101)	25,150	(8,728)
Interest income and other, net	641	104	1,259	188
Gain on investment security	1,382	990	1,263	990

Income (loss) before provision for income taxes	10,707	(7)	27,672	(7,550)

Provision for taxes	247	255	578	572

Net income (loss)	$10,460	$(262)	$27,094	$(8,122)

Net income (loss) per share:
Net income (loss) per share – basic	$0.13	$(0.00)	$0.34	$(0.11)

Net income (loss) per share – diluted	$0.12	$(0.00)	$0.31	$(0.11)

Weighted average shares – basic	78,981	73,352	78,722	72,934

Weighted average shares – diluted	86,817	73,352	87,157	72,934

(1) Includes stock compensation expense (benefit)	$41	$849	$(1,156)	$2,000
(2) Includes stock compensation expense (benefit)	747	4,776	(3,691)	10,989
(3) Includes stock compensation expense (benefit)	514	3,507	(3,178)	8,211
See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$27,094	$(8,122)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,153	2,329
Amortization of intangible assets	548	713
Provision for doubtful accounts receivable	61	52
Stock compensation expense (benefit)	(8,025)	21,200
Gain on investment security	(1,263)	(990)
Changes in assets and liabilities:
Accounts receivable	(5,871)	(7,481)
Inventories	1,072	375
Prepaid expenses and other assets	(463)	649
Accounts payable	5,853	2,832
Accrued liabilities and deferred license revenue	(325)	3,265
Deferred margin on sales to distributors	23	4,464

Cash provided by operating activities	21,857	19,286

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	32,930	13,281
Purchases of short-term investments	(63,454)	(19,625)
Net purchases of property and equipment	(2,243)	(2,975)

Cash used in investing activities	(32,767)	(9,319)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,681	8,461
Repayments of capital lease and debt obligations	(71)	(869)

Cash provided by financing activities	5,610	7,592

Net increase (decrease) in cash and cash equivalents	(5,300)	17,559
Cash and cash equivalents — beginning of period	23,280	24,059

Cash and cash equivalents — end of period	$17,980	$41,618

Supplemental cash flow information:
Cash payment for income taxes	$296	$262

Supplemental non-cash investing and financing activities:
Unrealized gain on investment security, net of tax	$—	$3,943

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(unaudited)
1. Basis of Presentation
          In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (“Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2004 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and our subsidiaries at June 30, 2005 and the related consolidated results of operations and cash flows for the three and six months ended June 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2004. Certain comparative amounts have been reclassified to conform with the current presentation. These reclassifications have no impact on the reported results of operations for any period presented. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of future operating results.
2. Recent Accounting Pronouncements
          On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”) to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
          The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed in Note 3, “Stock-Based Compensation”. Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.
          SFAS 123R will be effective for the Company’s fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123. We are in the process of evaluating the impact of the adoption of SFAS 123R on our financial statements.
          On March 29, 2005, the SEC issued SAB 107, which provides guidance on the interaction between FAS 123R, and certain SEC rules and regulations. SAB 107 provides guidance that may simplify some of FAS 123R’s implementation challenges.
          In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires those items to be excluded from the cost of inventory and expensed when incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material effect on our financial position, results of operations, or cash flows.

          In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29 (“APB 29”), “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively. We do not believe that the adoption of SFAS 153 will have a material effect on our financial position, results of operations, or cash flows.
          In May 2005, the FASB issued SFAS No. 154 (SFAS 154), Accounting Changes and Error Corrections, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes APB No. 20 (“APB 20”), Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not anticipate material impact from adoption of this standard on our financial position, results of operations, or cash flows.
3. Stock-Based Compensation
          Excluding certain re-pricings, we account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB 25. Under the intrinsic value method, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As detailed below, we recognize stock compensation expense (benefit) for certain options granted to employees, options granted to non-employees, option repricings, and options assumed in connection with acquisitions.
          Had we recorded compensation expense for our stock options based on the grant-date fair value as prescribed by SFAS No. 123 and SFAS No. 148, our net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) — as reported	$10,460	$(262)	$27,094	$(8,122)
Stock-based employee compensation expense (benefit) included in the determination of net income (loss) as reported	560	6,893	(9,705)	16,179
Stock-based employee compensation expense determined using fair value method	(6,175)	(5,233)	(12,765)	(10,370)

Pro forma net income (loss)	$4,845	$1,398	$4,624	$(2,313)

Net income (loss) per share – basic (as reported)	$0.13	$(0.00)	$0.34	$(0.11)
Net income (loss) per share – diluted (as reported)	0.12	(0.00)	0.31	(0.11)
Pro forma net income (loss) per share – basic	0.06	0.02	0.06	(0.03)
Pro forma net income (loss) per share – diluted	0.06	0.02	0.05	(0.03)
          The weighted average grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life (years)	5	5	5	5
Interest rate	3.7%	3.0%	4.1%	3.0%
Volatility	90%	90%	90%	90%
Dividend yield	—	—	—	—
Weighted average fair value	$7.51	$8.37	$9.36	$7.39

          The weighted average, grant-date fair value of stock purchase rights granted under our Employee Stock Purchase Plan and the assumptions used are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life (years)	1.9	1.5	1.7	1.5
Interest rate	3.8%	1.2%	3.8%	1.2%
Dividend yield	—	—	—	—
Volatility	77%	73%	77%	73%
Weighted average grant date fair value	$5.26	$2.88	$4.47	$2.69
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
          The following table summarizes the components of our stock compensation expense (benefit) for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options granted to employees	$12	$20	$31	$51
Options granted to non-employees	685	1,263	1,624	2,766
Option repricings	415	7,535	(10,220)	17,656
Options assumed in connection with acquisitions	190	314	540	727

Stock compensation expense (benefit)	$1,302	$9,132	$(8,025)	$21,200

          In the table above, options granted to employees, options granted to non-employees, and option repricings are significantly impacted by changes in our stock prices. Increases in our stock price generally have the effect of increasing the associated expense. Decreases in our stock price have the effect of decreasing the associated expense or increasing the associated benefit.
4. Comprehensive income (loss)
          The components of comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$10,460	$(262)	$27,094	$(8,122)
Change in unrealized value on investments, net	(1,317)	3,943	(3,124)	3,943

Total comprehensive income	$9,143	$3,681	$23,970	$(4,179)

          The only component of accumulated other comprehensive income (loss) is the change in the unrealized value of investments, net of tax.

5. Net Income (Loss) Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$10,460	$(262)	$27,094	$(8,122)

Weighted average shares	79,214	74,101	78,955	73,683
Unvested common shares subject to repurchase	(233)	(749)	(233)	(749)

Weighted average shares – basic	78,981	73,352	78,722	72,934

Weighted average shares – diluted	86,817	73,352	87,157	72,934

Net income (loss) per share – basic	$0.13	$(0.00)	$0.34	$(0.11)

Net income (loss) per share – diluted	$0.12	$(0.00)	$0.31	$(0.11)

          Had we generated net income for the three and six month periods ended June 30, 2004, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Unvested common stock subject to repurchase	749	749
Stock options	10,773	10,284

Total	11,522	11,033

          As a result of our losses for the three and six month periods ended June 30, 2004, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The weighted average securities that were anti-dilutive and excluded from our calculation of diluted net loss per share were approximately 20,413,000 for the three month period ended June 30, 2004, and approximately 20,412,000 for the six month period ended June 30, 2004.

6. Balance Sheet Components

	June 30,	December 31,
	2005	2004
	(in thousands)
Inventories:
Raw materials	$2,559	$3,089
Work in process	2,864	2,372
Finished goods	7,431	8,465

Total inventories	$12,854	$13,926

Accrued liabilities:
Accrued payroll and related expenses	$5,595	$3,351
Restructuring accrual	655	1,036
Accrued legal fees	1,033	910
Warranty accrual	353	351
Bonus accrual	915	3,122
Other accrued liabilities	3,256	4,648

Total accrued liabilities	$11,807	$13,418

          At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Warranty accrual activity for the six months ended June 30, 2005 and 2004 was as follows (in thousands):

	2005	2004
Balance at January 1	$351	$271
Provision for warranties issued during the period	115	200
Cash and other settlements made during the period	(113)	(120)

Balance at June 30	$353	$351

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
          In connection with this program, during the third quarter of 2001 through the first quarter of 2003, we recorded restructuring expenses as a result of four workforce reductions by eliminating approximately 136 positions. These expenses consisted of both cash severance-related costs and non-cash severance-related costs representing the intrinsic value of modified stock options. In addition, restructuring expenses during this period were also a result of expected losses on leased facilities, fixed asset write-downs, impairment of goodwill, intangible assets and acquired technology offset in part by reversals of unearned compensation, a component of stockholders’ equity for unvested stock options that were cancelled in connection with employee terminations.
          Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for the six-month periods ended June 30, 2005 and 2004 (in thousands):

	2005			2004
	Severance			Severance
	and	Leased		and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$32	$1,004	$1,036	$37	$1,838	$1,875
Cash payments	–	(381)	(381)	(5)	(453)	(458)

Balance as of June 30	$32	$623	$655	$32	$1,385	$1,417

8. Debt Facilities
          In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bore interest at prime plus 0.25% and required monthly payments through its maturity of October 1, 2004. This loan was repaid in full in 2004.
          During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bore interest at 5% and required monthly payments through its maturity in February 2005. During the three months ended March 31, 2005, the remaining balance on this loan was repaid in full. During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line were limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement, and bore interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. This revolving line of credit expired in May 2005 and was not renewed.
          In January 2005, we acquired certain capital equipment under a debt arrangement and as of June 30, 2005, the future debt obligations under this arrangement were approximately $80,000.

9. Commitments and Contingencies
     Legal Proceedings
          On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made certain cash payments to the Court, it has not made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 26, 2004, the parties completed the filing of their respective appeal briefs. After a hearing, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the lower court’s order, which was based on the parties’ agreement to settle the case, was not “final” and appealable. The case was remanded by the Federal Circuit back to the lower court. The parties have negotiated a stipulation by which the lower court can issue a new final judgment. Under this stipulation, the Court was to turn over funds deposited by Genesis to us. On July 19, 2005 the Court sent $6.8 million to Silicon Image, which we have deposited in a segregated account and will not use until Genesis has exhausted all of its appeals.
          To date, we have not received any unrestricted cash payments nor have we recognized any gain associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted the restrictions on the use of the cash payment will be lifted and additional cash amounts will be owed by Genesis to Silicon Image under the terms of the MOU. In addition, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, Genesis will be granted a royalty-bearing license for the right to use these claims as part of any HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI- related patent claims to the consumer electronics marketplace. We expect that an amended final, appealable order will be entered in the third quarter of 2005. We further expect that Genesis will refile its appeal. Through June 30, 2005, we have spent and expect to continue to incur significant legal costs until the matter is resolved.
          Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied motions to dismiss brought by the underwriters and certain issuers and ordered that the case may proceed against certain issuers including against Silicon Image. A proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is granted final approval, we do not expect it to have a material effect on our results of operations or financial position. This settlement will not require Silicon Image to pay any settlement amounts nor issue any securities. In the event that the settlement is not finally approved, we could not accurately predict the outcome the litigation, but we intend to defend this matter vigorously.

          Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that Silicon Image and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated there under. On April 27, 2005, the Court issued an order appointing lead plaintiffs and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed an amended consolidated complaint. The amended complaint no longer names Mr. Gargus as an individual defendant, but adds David Lee as an individual defendant. By stipulation and order, the defendants’ deadline to file any motion to dismiss is September 26, 2005. Silicon Image intends to defend itself vigorously in this matter.
          On January 14, 2005, we received a notification that the Securities and Exchange Commission had commenced a formal, private investigation involving trading in securities of Silicon Image. We are fully cooperating with the investigation.
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
10. Customer and Geographic Information
          Revenue by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Taiwan	$13,087	$13,518	$24,455	$22,975
Japan	8,510	7,832	16,051	15,372
United States	15,197	11,730	27,355	21,299
Hong Kong	1,901	1,291	3,119	2,780
Korea	3,521	1,843	8,215	3,573
Other	8,505	7,147	15,846	13,220

Total revenue	$50,721	$43,361	$95,041	$79,219

          Revenue by product line was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consumer Electronics	$26,802	$21,272	$48,034	$33,554
Storage	11,055	11,609	23,037	25,505
Personal Computer	12,864	10,480	23,970	20,160

Total revenue	$50,721	$43,361	$95,041	$79,219

          For the three months ended June 30, 2005, two customers each generated 18.8%,and 10.0% of our revenue. For the six months ended June 30, 2005, two customers each generated 18.6% and 10.1% of our revenue. At June 30, 2005, three customers each represented 13.0%, 11.6% and 10.0% of gross accounts receivable.
          For the three months ended June 30, 2004, three customers each generated 12.1%, 11.3% and 10.5% of our revenue. For the six months ended June 30, 2004, two customers generated 12.9% and 11.8% of our revenue. At June 30, 2004, no customer represented 10.0% of gross accounts receivable.
          For each period presented, substantially all long-lived assets were located within the United States.

11. Provision for taxes
          For the three and six month periods ended June 30, 2005, we recorded provision for taxes of $247,000 and $578,000, respectively compared to $255,000 and $572,000, respectively, for the three and six month periods ended June 30, 2004. The provision amounts relate primarily to an estimated provision for U.S. alternative minimum taxes for the fiscal year ending December 31, 2005 and a provision relating to taxes in foreign jurisdictions where we operate based on expected annual estimated tax rates. The provision for the three and six months ended June 30, 2004, included approximately $45,000 and $262,000 relating to withholding taxes payable in connection with certain licensing contracts.
12. Gain on investment security
          In October 2000, as consideration for the transfer of certain technology to Leadis Technology Inc. (Leadis), a development stage privately controlled entity, we received 300,000 shares of preferred stock and a warrant to purchase 75,000 shares of Leadis’ common stock. Initially, these equity instruments were recorded at a nominal value due to the early stage of Leadis’ development and other uncertainties as to the realization of this investment.
          During the quarter ended June 30, 2004, Leadis completed an initial public offering of its stock. In connection with the initial public offering, the preferred stock was converted into common stock on a 1:1 basis. As part of the original agreement, we were subject to a lock-up restriction that prevented us from selling or hedging any of the securities from our investment for a period of six months ended December 2004. For the three and six month periods ended June 30, 2004, we valued the warrant using the Black-Scholes model and recorded a gain of approximately $990,000.
          In February 2005, we sold approximately 23,600 shares of our investment in Leadis at prices ranging from $7.40 to $7.50. These shares related to the warrant shares and consequently in connection with this sale, we recorded a loss of approximately $120,000 for the three-month period ended March 31, 2005. During the three month period ended June 30, 2005, we sold the remainder of our holding in Leadis at prices ranging from $5.38 to $6.06, and recorded a net realized gain of approximately $1.4 million.

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
Overview
          Silicon Image is a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. Our mission is to be the leader in defining the architectures, intellectual property (IP) and semiconductor technology required to build secure digital content delivery systems. To ensure that rich digital content is always available on any device, consumer electronics (CE), personal computers (PC) and storage devices must be architected for content compatibility and interoperability.
          Silicon Image’s strategy entails establishing industry-standard, high-speed digital interfaces and building market momentum and leadership through our first-to-market, standards-based integrated circuit (IC) products. We also utilize our strong intellectual property (IP) portfolio in our efforts to accelerate and broaden market adoption of the High-Definition Multimedia Interface (HDMI), Serial ATA (SATA), and Digital Visual Interface (DVI) technology interfaces by licensing our proven IP cores to other companies, providing advanced system-on-a-chip solutions incorporating these interfaces. In addition to creating revenue and return on engineering investment, we primarily license our IP in market segments we choose not to pursue with our semiconductor products, creating products complementary that expand the markets for our products and help to improve standards adoption, implementation and industry-wide interoperability.
          We have leveraged our core technology and standards-setting expertise to drive the adoption of HDMI, which is becoming the digital interface standard for video applications in the consumer electronics market. Introduced in 2002, HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically improves quality and simplifies cabling. In addition to Silicon Image, the HDMI founders include leading consumer electronics manufacturers Hitachi Ltd. (Hitachi), Matsushita Electric Industrial Co. (MEI or Panasonic), Philips Consumer Electronics International B.V. (Philips), Sony Corporation (Sony), Thomson Multimedia, S.A. (Thomson or Thomson RCA) and Toshiba Corporation (Toshiba). Our HDMI technology is also marketed under the PanelLink(R) brand and can include High-bandwidth Digital Content Protection (HDCP), which is supported by Hollywood studios as the technology of choice for the secure distribution of premium content over uncompressed digital connections. Silicon Image shipped the first HDMI-compliant silicon to the market and currently remains the market leader for HDMI functionality.
          Products sold into the CE market have been increasing as a percentage of our total revenue and generated 52.8% and 50.5% for the three and six month periods ended June 30, 2005, respectively, compared to 49.1% and 42.4% of our total revenue for three and six month periods ended June 30, 2004. Our CE products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs, HDTVs, A/V receivers, STBs, and DVD players. Demand for our products will be driven primarily by the adoption rate of the HDMI standard within these product categories.

          In the storage market, Silicon Image has assumed a leadership role in SATA, a high-bandwidth, point-to-point interface that is replacing parallel ATA in desktop storage and making inroads in the enterprise arena. Silicon Image is a leading supplier of discrete SATA devices. Our SATALink(TM)-branded solutions offer advanced features and capabilities such as native command queuing, port multiplier capability and ATAPI support. Silicon Image also supplies high-performance, low-power fibre channel serializer/deserializers (SerDes) to leading switch manufacturers. Products sold into the storage market, as a percentage of our total revenue, generated 21.8% and 24.2% of our revenue for the three and six months ended June 30, 2005, respectively and 26.8% and 32.2% for the three and six months ended June 30, 2004, respectively. In September 2004, Silicon Image introduced its first products based on its SteelVine(TM) storage architecture that is expected to serve the storage needs of the SMB and consumer electronics markets. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine(TM) architecture, and the extent to which SATA functionality is integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary where we have not already licensed our technology.
          Silicon Image is a leader in the global PC and digital display arena with its innovative PanelLink-branded digital interconnect technology, which enables an all-digital connection between PC host systems, such as PC motherboards, graphics add-in boards, notebook PCs and digital displays such as LCD monitors, plasma displays and projectors. Silicon Image’s PanelLink technology serves as the basis for both the DVI standard as well as for the popular HDMI standard. Together, Silicon Image’s PanelLink DVI and HDMI solutions have shipped more than 125.0 million units to date. Products sold into the PC market generated 25.4% and 25.2% of our revenue in the first three and six months of 2005, respectively and 24.2% and 25.4% of our revenue in the first three and six months of 2004, respectively.
          We also pursue a strategy of licensing our intellectual property. This strategy is complementary to the sale of our products, further monetizes our valuable intellectual property and accelerates market adoption of our technologies. Most of our licenses include a field of use restriction that prevents most of our licensees from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development for licensees, licensing and royalties accounted for 6.7% and 7.3% of our revenue for the three and six months ended June 30, 2005, respectively and 15.1% and 13.1% of our revenue for the three and six months ended June 30, 2004, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgment. License revenue has been lumpy over time, and is expected to continue to be lumpy for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter.

Commitments, Contingencies and Concentrations
          Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 51.5% and 50.3% of our revenue for the three and six months ended June 30, 2005, respectively, and 49% and 45.6% of our revenue for the three and six months ended June 30, 2004, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. For the three and six months ended June 30, 2005, 50.3% and 49.3%, respectively, of our revenue was generated through distributors, compared to 39.5% and 41.5%, respectively, for the comparable period of 2004. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.
          A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 63.2% and 65.6% of our revenue in the three and six months ended June 30, 2005, and 68% and 69% for the three and six month periods ended June 30, 2004. The reason for our geographical concentration in Asia is that most of our products are part of flat panel TV’s, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.
          In September 1998, we entered into an agreement with Intel to develop and promote the adoption of a digital display interface specification. In connection with this agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $1.75 per share. Under the same agreement, we granted Intel a warrant to purchase 285,714 shares of our common stock at $0.18 per share upon achievement of a specified milestone that was reached during the first quarter of 1999. Both of these warrants were exercised in May 2001. Additionally, if a second specified milestone was achieved, we would have been required to grant Intel a third warrant to purchase 285,714 shares of our common stock at $0.18 per share. The second specified milestone was not achieved and accordingly the third warrant was not issued. Our obligation under this agreement with Intel has since expired.
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

Results of Operations for the Three and Six Months Ended June 30, 2005 Compared to Results of Operations for the Three and Six Months Ended June 30, 2004
REVENUE

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Product revenue	$47,323	$36,826	28.5%	$88,131	$68,876	28.0%
Development, licensing and royalty revenue	3,398	6,535	(48.0%)	6,910	10,343	(33.2%)

Total revenue	$50,721	$43,361	17.0%	$95,041	$79,219	20.0%

	Three months ended June 30,			Six months ended June 30,
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Consumer Electronics	$26,802	$21,272	26.0%	$48,034	$33,554	43.2%
Storage	11,055	11,609	(4.8%)	23,037	25,505	(9.7%)
Personal Computers	12,864	10,480	22.7%	23,970	20,160	18.9%

Total revenue	$50,721	$43,361	17.0%	$95,041	$79,219	20.0%

Revenue was $50.7 million and $95.0 million for the three and six month periods ended June 30, 2005, respectively, representing an increase of 17.0% and 20.0%, relative to comparable periods of 2004. Revenue in the Consumer Electronics and Personal Computers was up for both periods and was partially offset by lower sales of Storage products. The increase in Consumer Electronics was due to continued strong demand for our HDMI receivers for use in various devices including high definition plasma and LCD televisions. The increase in Personal Computers reflects our success with our transmitter semiconductors. The primary reason for the decrease in Storage revenue was a decrease in sales of our fibre channel products partially offset by an increase in SATA products. The decrease in development, licensing and royalty revenue was due to the inherently lumpy nature of our licensing revenue.

COST OF REVENUE AND GROSS PROFIT

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Cost of revenue (1)	$20,987	$17,695	$3,292	$36,492	$32,210	$4,282
Product gross profit (excluding licensing revenue)	26,336	19,131	7,205	51,639	36,666	14,973
Product gross profit margin	55.7%	51.9%	3.8 pts	58.6%	53.2%	5.4 pts
Total gross profit	29,734	25,666	4,068	58,549	47,009	11,540
Total gross profit margin	58.6%	59.2%	(0.6) pts	61.6%	59.3%	2.3 pts

(1) Includes stock compensation expense (benefit)	$41	$849		$(1,156)	$2,000
     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other related overhead costs. Cost of revenue was $21.0 million or 41.4% of revenue and $36.5 million or 38.4% of revenue for the three and six months ended June 30, 2005, respectively, and $17.7 million or 40.8 % of revenue and $32.2 million or 40.7% of revenue for the comparable periods of 2004. The dollar increase in the three and six months ended June 30, 2005 over the comparable periods of 2004 was primarily due to the volume and mix of our revenue. Non-cash stock compensation expense (benefit) associated with cost of revenue was $41,000 and $(1.2) million for the three and six months ended June 30, 2005 and $849,000 and $2.0 million for the three and six months ended June 30, 2004.
     Total gross profit was $29.7 million or 58.6% of revenue and $58.5 million or 61.6% of revenue for the three and six months ended June 30, 2005, respectively. This compares to $25.7 million or 59.2% of revenue and $47.0 million or 59.3% of revenue for the same periods of 2004. The increase in gross profit for the three and six month period ending June 30, 2005 compared with the same periods of the prior year was primarily due to increased revenue and a lower amount of stock compensation expense offset by a decrease in licensing revenue and erosion in our average selling prices.

OPERATING EXPENSES

				Six months ended June
	Three months ended June 30,			30,
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Research and development (1)	$11,903	$16,245	(26.7%)	$20,025	$33,043	(39.4%)
Percentage of total revenue	23.5%	37.5%	(14.0)pts	21.1%	41.7%	(20.6) pts
Selling, general and administrative (2)	$8,801	$10,067	(12.6%)	$12,705	$21,718	(41.5%)
Percentage of total revenue	17.4%	23.2%	(5.8) pts	13.4%	27.4%	(14.0) pts
Amortization of intangible assets	$274	$357	(23.2%)	$548	$713	(23.1%)
Patent assertion costs	72	98	(26.5%)	121	263	(54.0%)
Interest income and other, net	641	104	516.3%	1,259	188	569.7%
Gain on investment security	1,382	990	39.6%	1,263	990	27.6%

(1) Includes stock compensation expense (benefit)	$747	$4,776	$(3,691)	$10,989
(2) Includes stock compensation expense (benefit)	514	3,507	(3,178)	8,211
     Research and Development. R&D expense consists primarily of employee compensation and other related costs, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense was $11.9 million or 23.5% of revenue and $20.0 million or 21.1% of revenue for the three and six month periods ended June 30, 2005, respectively. During the same three and six month periods of 2004, R&D expense was $16.2 million or 37.5% of revenue and $33.0 million or 41.7% of revenue, respectively. Factors contributing to the decrease in R&D expense for the three and six months ended June 2005, versus the same periods in 2004, include benefits from a credit to expense of approximately $914,000 and $1,260,000 for the three and six months ended June 30, 2005, respectively, related to a portion of two engineering projects that are being funded by an outside party, irrespective of the results of the projects and reduced stock compensation expense as detailed below. These were partially offset by higher compensation expenses resulting from increased employee headcount and increased number of projects. Non-cash stock compensation expense (benefit) associated with R&D was $747,000 and $(3.7) million for the three and six months ended June 30, 2005 and $4.8 million and $10.9 million for the three and six months ended June 30, 2004.
     Selling, General and Administrative. SG&A expense consists primarily of employee compensation and benefits, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense was $8.8 million or 17.4% of revenue and $12.7 million or 13.4% of revenue for the three and six months ended June 30, 2005, respectively. During the same three and six months of 2004, we recorded SG&A expense of $10.1 million or 23.2% of revenue and $21.7 million or 27.4%. The decrease in SG&A expense resulted from lower stock compensation expense in 2005, offset by increased expenses related to staffing and costs, higher professional fees and increased costs from additional facilities. Non-cash stock compensation expense (benefit) associated with the SG&A was $514,000 and $(3.2) million for the three and six months ended June 30, 2005 and $3.5 million and $8.2 million for the three and six months ended June 30, 2004.
     Amortization of Intangible Assets. Amortization of intangible assets was $274,000 and $548,000 for the three and six months ended June 30, 2005, compared to $357,000 and $713,000 for the three and six months ended June 30, 2004, respectively, pursuant to our acquisition of Transwarp Netwoks, Inc. during the second quarter of 2003.
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

     Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for the six-month periods ended June 30, 2005 and 2004 (in thousands):

	2005			2004
	Severance			Severance
	and	Leased		and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$32	$1,004	$1,036	$37	$1,838	$1,875
Cash payments	—	(381)	(381)	(5)	(453)	(458)

Balance as of June 30	$32	$623	$655	$32	$1,385	$1,417

          Patent assertion costs. Patent assertion costs were $72,000 and $121,000 for the three and six months ended June 30, 2005, respectively, compared to $98,000 and $263,000, respectively, for the comparable periods of 2004. Patent assertion are related to the lawsuit we filed against Genesis in April 2001. The decrease in 2005 compared to 2004 resulted from the lower level of activity in 2005 compared to 2004.
          Interest Income and other, net. The net amount of interest income and other, which principally includes interest income and interest expense, was $641,000 and $1.3 million for the three and six-month periods ended June 30, 2005, respectively, compared to $104,000 and $188,000 for the three and six month periods ended June 30, 2004, respectively. This increase was primarily due to higher interest income resulting from larger cash and investment balances and higher interest rates in the periods ended June 30, 2005 than in the comparable periods of 2004.
          Gain on investment security. During the three and six months ended June 30, 2005, we recorded a net gain of $1.4 million and $1.3 million, respectively, from the mark to market and subsequent sale of our holdings in Leadis Technology, Inc (Leadis). These holdings related to equity we acquired in a transaction with Leadis in 2001. We also recorded a gain from this investment of $990,000 for the three and six months ended June 30, 2004. As of June 30, 2005 we no longer have an equity interest in Leadis.
          Provision for Taxes. For the three and six month periods ended June 30, 2005, we recorded a provision for taxes of $247,000 and $578,000, respectively compared to $255,000 and $572,000, respectively, for the three and six month periods ended June 30, 2004. The provision amounts relate primarily to our estimate for U.S. alternative minimum taxes for the fiscal year ending December 31, 2005 and taxes in foreign jurisdictions where we operate based on expected annual tax rates. The provision for the three and six months ended June 30, 2004, included approximately $45,000 and $262,000 relating to foreign withholding taxes payable in connection with certain licensing contracts.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	June 30,	December 31,
	2005	2004	Change
	(dollars in thousands)
Cash and cash equivalents	$17,980	$23,280	$(5,300)
Short term investments	98,858	70,240	28,618

Total cash, cash equivalents and short term investments.	$116,838	$93,520	$23,318

Total current assets	$158,450	$129,936	$28,514
Total current liabilities	38,309	32,829	5,480

Working capital	$120,141	$97,107	$23,034

	Six months ended June 30,
	2005	2004	Change
	(dollars in thousands)
Cash provided by (used in) operating activities	$21,857	$19,286	$2,571
Cash provided by (used in) investing activities	(32,767)	(9,319)	(23,448)
Cash provided by financing activities	5,610	7,592	(1,982)

Net increase (decrease) in cash and cash equivalents	$(5,300)	$17,559	$(22,859)

     Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit, capital lease financing, exercise of employee stock options, and cash flows from operations. At June 30, 2005, we had $120.1 million of working capital and $116.8 million of cash, cash equivalents and short-term investments. If we are not able to generate cash from operating activities, stock option exercises, and proceeds from sales of shares under our employee stock purchase plan, we will liquidate short-term investments or, to the extent available, utilize credit arrangements to meet our cash needs.
     Working Capital
     Net accounts receivable increased by 29.9% to $25.2 million at June 30, 2005 from $19.4 million at December 31, 2004. The increase was primarily due to higher sales volumes and in particular shipments to distributors in June 30, 2005 quarter compared to the December 31, 2004 quarter were up significantly.
     Inventories decreased by 7.7% to $12.9 million at June 30, 2005 from $13.9 million at December 31, 2004. The decrease was largely due to stronger sales of CE and PC products.
     Accounts payable and accrued liabilities increased by a net 20.9% or $4.2 million at June 30, 2005 from December 31, 2004. Much of this increase is due to the timing of payments made on accounts payable. This was further compounded by increased business volume and in particular sales of CE and PC products. Offsetting factors were a lower bonus accrual at June 30, 2005 versus the full year bonus that was accrued at December 31, 2004.
     Deferred margin on sale to distributors at June 30, 2005 was $10.0 million, which was consistent with the balance at December 31, 2004.
     Operating Activities
     We generated $21.9 million in cash from operating activities in the six months ended June 30, 2005 as compared to $19.3 in the same period of 2004. The major components of operating cash flow were the $27.1 million in net income, the change in accounts payable, and the add back of non-cash expenses such as depreciation and amortization. These items were partially offset by, among other items, the $8.0 million in non-cash benefit relating to stock compensation and the increase in accounts receivable.
     Investing and Financing Activities
     We used $32.8 million in cash in our investing activities in the six months ended June 30, 2005 as compared to $9.3 in the same period of 2004. This use of cash resulted from our purchases, net of the sale and maturity, of short term investments. Financing activities in the six months ended June 30, 2005 consisted of cash inflow of $5.6 million principally from the proceeds from the exercise of stock options.

     Debt and Lease Obligations
     In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bore interest at prime plus 0.25% and required monthly payments through its maturity of October 1, 2004. This loan was repaid in full in 2004.
     During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bore interest at 5% and required monthly payments through its maturity in February 2005. During the three-months ended March 31, 2005, this remaining balance on this loan was repaid in full. During the period ended March 31, 2004, we entered into an agreement to extend this debt facility by way of a revolving line of credit with an availability of up to $10.0 million, and an equipment line of credit of up to $3.0 million. Borrowings under the revolving line are limited to the lesser of $10.0 million or 80% of eligible accounts receivable as defined in the loan agreement and bore interest at either prime plus 0.25% or LIBOR plus 2.75%, at our option. This revolving line of credit expired in May 2005 and was not renewed.
     In January 2005, we acquired certain capital equipment under a debt arrangement and as of June 30, 2005, the future debt obligations under this arrangement were approximately $80,000.
     Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at June 30, 2005 are as follows (in thousands):

	Payments due in
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$337	$220	$117	$—	$—
Operating lease obligations (1)	8,179	2,305	2,807	2,942	125
Inventory purchase obligations	8,808	8,808	—	—	—

Total contractual obligations	$17,324	$11,333	$2,924	$2,942	$125

(1)	Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.
     Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenue, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

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
     The revenue and income potential of our business and the markets we serve are early in their lifecycle and are difficult to predict. The Digital Visual Interface (DVI) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of consumer electronics and storage IC products in mid-to-late 2001. The preliminary serial ATA specification was first published in August 2001. The High Definition Multimedia Interface (HDMI) specification was first released in December 2002. Our SteelVine storage architecture was released in September 2004. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively effected.
We have a history of losses and may not become profitable.
     For the three and six months ended June 30, 2005, we generated net income of $10.5 and $27.1 million. However, prior to this quarter, we have incurred net losses in each fiscal year since our inception. We incurred losses of $0.3 million and $12.8 million for the years ended December 31, 2004 and 2003, respectively.
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
     Part of our business strategy is to license certain of our Company’s technology to companies that address markets in which we do not want to directly participate. We signed our first license contract in December 2001 and have limited experience marketing and selling our technology on a licensing basis. There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because they are heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict. Because of their high margin content, licensing revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology, and other factors. In addition, in any period, our expectation of licensing revenue is or may be dependent on one or a few licenses being completed. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from licensing transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

We face intense competition in our markets, which may lead to reduce revenue from sales of our products and increased losses.
     The PC, CE and storage markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. We expect competition for many of our products to increase, as industry standards become widely adopted and as new competitors enter our markets.
     Our products face competition from companies selling similar discrete products, and from companies selling products such as chipsets with integrated functionality. Our competitors include semiconductor companies that focus on the display, CE or storage markets, as well as major diversified semiconductor companies, and we expect that new competitors will enter our markets. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, including solutions that integrate the functionality of our products into their solutions. In addition, potential OEM customers may have internal semiconductor capabilities, and may develop their own solutions for use in their products rather than purchasing them from companies such as us. Some of our competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor and Texas Instruments, and consumer electronics manufacturers, such as Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba, may compete against us in the future. Some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in, and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.
Our success depends in part on demand for our new SteelVine products.
     Our growth depends in part on market acceptance of our new product offerings based on our SteelVine architecture. These products may not achieve the desired level of market acceptance in the anticipated timeframes. We anticipate that the products based upon our SteelVine architecture will be sold into markets where we have limited experience. Furthermore, there is no established market for these products. There can be no assurance that we will be able to successfully market and sell the products based upon the SteelVine architecture and failure to do so would adversely affect our business.
Our success depends in part on the success of our new integrated HDMI DTV products
     Our future growth depends on the success of our highly integrated DTV SOC solutions currently sampling in the market and which may or may not contribute significantly to our overall CE revenue. These products are subject to significant competition from established companies that have been selling these kinds of products for longer periods of time than Silicon Image.

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
Our success depends in part on strategic relationships.
     We have entered into strategic partnerships with third parties. For example, we have entered into a relationship with Sunplus which includes licensing and development agreements. Under these agreements, Sunplus licenses our technology and we and Sunplus jointly develop products.
     While these strategic partnerships are designed to drive revenue growth and adoption of our technologies and industry standards promulgated by us and also reduce our research and development expenses, there is no guarantee that these strategic partnerships will be successful. Negotiating and performing under these strategic partnerships involves significant time and expense; we may not realize anticipated increases in revenue, standards adoption or cost savings; and these strategic partnerships may make it easier for the third parties to compete with us; any of which may have a negative effect our business and results of operations.

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
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three and six months ended June 30, 2005, shipments to World Peace International, an Asian distributor, generated 19% and 19% of our revenue and shipments to Microtek, a distributor, generated 10% and 10% of our revenue. For the year ended December 31, 2004, shipments to World Peace International, generated 15% of our revenue, and shipments to Microtek generated 12% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:
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
     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 50% and 49% of our revenue for the three and six months ended June 30, 2005, 45% of our revenue for the year ended December 31, 2004, and 42% of our revenue for the year ended December 31,2003. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:
•	manage a more complex supply chain;

•	monitor and manage the level of inventory of our products at each distributor;

•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

•	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States, and the majority of which are not publicly traded;

•	Since we have limited ability to forecast inventory levels at our end customers, it is possible that there may be significant build-up of inventories in the retail channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. This could adversely impact our revenue and profits.
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
     The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new storage products for the consumer and small to medium business markets and we expect to introduce new consumer electronics, storage and PC products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:
•	accurate prediction of market requirements and evolving standards, including enhancements or modifications to existing standards such as DVI, HDCP, SATA I and SATA II, and HDMI;

•	identification of customer needs where we can apply our innovation and skills to create new standards or areas for product differentiation that improve our overall competitiveness either in an existing market or in a new market;

•	development of advanced technologies and capabilities, and new products that satisfy customer requirements;

•	competitors’ and customers’ integration of the functionality of our products into their products, which puts pressure on us to continue to develop and introduce new products with new functionality;

•	timely completion and introduction of new product designs;

•	management of product life cycles;

•	use of leading-edge foundry processes and achievement of high manufacturing yields and low cost testing; and

•	market acceptance of new products; and

•	market acceptance of new architectures like SteelVine.
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
     The semiconductor industry is characterized by significant downturns and wide fluctuations in supply and demand. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third-party suppliers. Production capacity for fabricated semiconductors is subject to allocation, whereby not all of our production requirements would be met. This may impact our ability to meet demand and could also increase our production costs. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions.
We depend on third-party sub-contractors to manufacture, assemble and test nearly all of our products, which reduce our control over the production process.
     We do not own or operate a semiconductor fabrication facility. We rely on third party semiconductor manufacturing companies overseas to produce the vast majority all of our semiconductor products. We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:
•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply;

•	lack of availability of, or delayed access to, next-generation or key process technologies; and

•	our ability to transition to alternate sources if services are unavailable from primary suppliers.
     In addition, our semiconductor products are assembled and tested by several independent subcontractors. We do not have a long-term supply agreement with all of our subcontractors, and instead obtain production services on a purchase order basis. Our outside sub-contractors have no obligation to supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries, assembly and test facilities and our sub-contractors may reallocate capacity to other customers even during periods of high demand for our products. These foundries may allocate or move production of our products to different foundries under their control, even in different locations, which may be time consuming, costly, and difficult, have an adverse affect on quality, yields, and costs, and require us and/or our customers to re-qualify the products, which could open up design wins to competition and result in the loss of design wins and design-ins. If our subcontractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs, and in a timely manner, our business will be substantially harmed. As a result, we would have to identify and qualify substitute contractors, which would be time-consuming, costly and difficult. This qualification process may also require significant effort by our customers, and may lead to re-qualification of parts, opening up design wins to competition, and loss of design wins and design-ins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.
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
     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the three and six months ended June 30, 2005, 71% and 71% of our revenue, and for the years ended December 31, 2004 and 2003, 72% and 74% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:
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
     In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for consumer electronics products. Version 1.0 of the specification was published for adoption on December 9, 2002. The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image’s patented underlying TMDS(R) technology, optionally, along with Intel’s HDCP as the basis for the interface. The founders of the working group have signed a founder’s agreement in which each commits to license certain intellectual property to each other, and to adopters of the specification.
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
     Intel has a dominant role in many of the markets in which we compete, such as PCs and storage, and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:
•	Intel has been an investor of ours;

•	Intel and we have been parties to business cooperation agreements;

•	Intel and we are parties to a patent cross-license;

•	Intel and we worked together to develop HDCP;

•	an Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;

•	Intel and we were two of the promoters of the Digital Display Working Group (DDWG);

•	Intel is a promoter of the serial ATA working group, of which we are a contributor;

•	Intel is a supplier to us and a customer for our products;

•	we believe that Intel has the market presence to drive adoption of serial ATA by making them widely available in its chipsets and motherboards, which could affect demand for our products;

•	we believe that Intel has the market presence to affect adoption of HDMI by either endorsing complementary technology or promulgating a competing standard, which could affect demand for our products;

•	Intel may potentially integrate the functionality of our products, including Fibre Channel, Serial ATA, DVI, or HDMI into its own chips and chipsets, thereby displacing demand for some of our products;

•	Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;

•	Intel’s technology, including its 845G chipset, may lower barriers to entry for other parties who may enter the market and compete with us; and

•	Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.
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
     We entered into a patent cross-license agreement with Intel in which each of us granted the other a license to use the patents filed by the grantor prior to a specified date, except for identified types of products. We believe that the scope of our license to Intel excludes our current products and anticipated future products. Intel could, however, exercise its rights under this agreement to use our patents to develop and market other products that compete with ours, without payment to us. Additionally, Intel’s rights to our patents could reduce the value of our patents to any third-party who otherwise might be interested in acquiring rights to use our patents in such products. Finally, Intel could endorse competing products, including a competing digital interface, or develop its own proprietary digital interface. Any of these actions could substantially harm our business and results of operations.
We are and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.
     Securities class action suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if merit less, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated and has received preliminary approval by the Court. This settlement will not require Silicon Image to pay any settlement amounts nor issue any securities. In the event that the settlement is not granted final approval, we believe that these claims are without merit and we intend to defend vigorously against them. We and certain of our officers, together with certain investment banks and their current or former employees, were named as defendants in a securities class action suit filed against us on behalf of a putative class of shareholders who purchased stock from some or all of approximately 50 issuers whose public offerings were underwritten by Credit Suisse First Boston. The lawsuit alleges that Silicon Image and certain officers were part of a scheme by Credit Suisse First Boston to artificially inflate the price of Silicon Image’s stock through the dissemination of allegedly false analysts’ reports. The plaintiff in this matter has filed an amended complaint in which Silicon Image, and the named officers, was dropped as defendants. We believe that the settlement described above, if approved, would encompass the claims in this case. We believe that these claims were without merit and, if revived, and not subject to the settlement, we intend to defend vigorously against them.
     Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that Silicon Image and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiffs and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed an amended consolidated complaint. The amended complaint no longer names Mr. Gargus as an individual defendant, but adds David Lee as an individual defendant. By stipulation and order, the defendants’ deadline to file any motion to dismiss is September 26, 2005. Silicon Image intends to defend itself vigorously in this matter.
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
     On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the

Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made certain cash payments to the Court, it has not made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 26, 2004, the parties completed the filing of their respective appeal briefs. After a hearing, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the lower court’s order, which was based on the parties’ agreement to settle the case, was not “final” and appealable. The case was remanded by the Federal Circuit back to the lower court. The parties have negotiated a stipulation by which the lower court can issue a new final judgment. Under this stipulation, the Court will turn over funds deposited by Genesis to us. On July 19, 2005 the Court sent $6.8 million to Silicon Image, which we have deposited in a segregated account and will not use until Genesis has exhausted all of its appeals.
     To date, we have not received any unrestricted cash payments nor have we recognized any gain associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted the restrictions on the use of the cash payment will be lifted and additional cash amounts will be owed by Genesis to Silicon Image under the terms of the MOU. In addition, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, Genesis will be granted a royalty-bearing license for the right to use these claims as part of any HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI- related patent claims to the consumer electronics marketplace. We expect that an amended final, appealable order will be entered in the third quarter of 2005. We further expect that Genesis will refile its appeal. Through June 30, 2005, we have spent and expect to continue to incur significant legal costs until the matter is resolved.
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
     The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.
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
We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future.
     We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:
•	In April 2004, Steve Tirado moved from the position of president and Chief Operating Officer to division president of storage group, Jaime Garcia-Meza moved from the position of vice president of worldwide sales to vice president of sales and marketing for storage platforms, Rob Valiton was appointed as vice president of worldwide sales, and Chris Paisley was appointed to the board of directors

•	In August 2004, we announced that Robert C. Gargus planned to retire from the position of chief financial officer and Dale Brown, the controller, was appointed as chief accounting officer.

•	In September 2004, Parviz Khodi, the vice president, PC/display products, passed away unexpectedly and his duties were subsequently assumed by John LeMoncheck, the vice president, CE products and Patrick Reutens was appointed as chief legal officer.

•	In November 2004, David Lee resigned from the positions of chief executive officer and president, Steve Laub was appointed as chief executive officer and president and to the board of directors as well, and Andrew Rappaport and Douglas Spreng resigned from the board of directors.

•	In January 2005, Steve Laub resigned from the positions of chief executive officer and president and from the board of directors, Steve Tirado was appointed as chief executive officer and president and to the board as well, and Chris Paisley was appointed chairman of the board of directors.

•	In February 2005, Jaime Garcia-Meza was appointed as vice president of our storage business.

•	In April 2005, Robert C. Gargus retired from the position of chief financial officer and Darrel Slack was appointed as his successor.

•	In April 2005, four of our independent outside directors, David Courtney (Chairman of the Audit Committee), Keith McAuliffe, Chris Paisley (Chairman of the Board) and Richard Sanquini, resigned from our Board of Directors and Board committees.

•	In April 2005, Darrel Slack, our Chief Financial Officer, was elected to our Board of Directors.

•	In May 2005, Masood Jabbar and Peter Hanelt were elected to our board of directors.

•	In June 2005, David Lee did not stand for re-election at our annual meeting of stockholders, and accordingly, Dr. Lee resigned from our board of directors.

•	In June 2005, PricewaterhouseCoopers LLP, our independent accountant, resigned as our auditor. In July 2005, we appointed Deloitte & Touche LLP as our new independent auditor.
     Such past and future transitions may continue to result in disruptions in our operations and require additional costs.
We face potential delisting from Nasdaq, as a result of the resignation of independent outside directors.
     In April 2005, four of our independent outside directors resigned from our Board of Directors and Board committees. As a result of these resignations, we were not in compliance with the marketplace rules of the Nasdaq Stock Market requiring that a majority of our Board consist of independent outside directors and that our Audit Committee consist of three independent outside directors, one of whom has requisite financial sophistication, and Nasdaq requested that we provide it with information related to our compliance with its listing requirements. We are cooperating with Nasdaq’s requests, and believe that with the election of Masood Jabbar and Peter Hanelt to our board of directors and audit committee in May 2005, we are now in compliance with the marketplace rules of the Nasdaq Stock Market. However, we cannot predict whether the Nasdaq Stock Market will take any actions that would adversely affect the continued listing of our common stock on the Nasdaq National Market.
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

Item 4. Controls and Procedures
          (a) Evaluation of Controls and Procedures. For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule13a-15(e). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due solely to the assessment of the material weakness described below.
          (b) Changes in Internal Controls. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules13a-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter of our 2005 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
          On April 25, 2005, four of the five independent members of our board of directors resigned, leaving our audit committee with only one member, who was not a financial expert as defined by Nasdaq or an “audit committee financial expert” as defined by the rules of the SEC. Due to the vacancies on the board and its audit committee created by these resignations, we failed to comply with the Marketplace Rules of Nasdaq and rules of the Securities and Exchange Commission (“SEC”) requiring that the audit committee consist of three independent directors and that one of the three audit committee members meet the financial sophistication requirement of the Marketplace Rules and be a “audit committee financial expert”, as defined by the rules of the SEC. The fact that our Audit Committee consisted of only one member, who is not a financial expert as defined by Nasdaq or an “audit committee financial expert” as defined by the rules of the SEC, limited the ability of the audit committee to provide effective oversight over our internal control over financial reporting and the preparation of our financial statements for external purposes in accordance with Generally Accepted Accounting Principles (GAAP). Accordingly, management concluded that this control deficiency constituted a material weakness.
          Effective as of May 15, 2005, our board of directors elected Masood Jabbar as a new member of the board, and effective as of May 18, 2005, our board of directors elected Peter Hanelt as a new member of the board. Mr. Jabbar and Mr. Hanelt both became members of the audit committee, and Mr. Hanelt was appointed chairman of the audit committee. As a result, our audit committee now complies with the marketplace rules of the NASDAQ Stock Market, Inc. and rules of the Securities and Exchange Commission requiring that the audit committee consist of three independent directors and that one of the three audit committee members meet the financial sophistication requirement of the Marketplace Rules and be a “audit committee financial expert”, as defined by the rules of the SEC. We believe that remediation of this material weakness will be completed once sufficient time has elapsed for the board of directors to evaluate the effectiveness of our newly constituted audit committee.

Part II. Other Information
Item 1. Legal Proceedings
          On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court does not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made certain cash payments to the Court, it has not made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 26, 2004, the parties completed the filing of their respective appeal briefs. After a hearing, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the lower court’s order, which was based on the parties’ agreement to settle the case, was not “final” and appealable. The case was remanded by the Federal Circuit back to the lower court. The parties have negotiated a stipulation by which the lower court can issue a new final judgment. Under this stipulation, the Court will turn over funds deposited by Genesis to us. On July 19, 2005 the Court sent $6.8 million to Silicon Image, which we have deposited in a segregated account and will not use until Genesis has exhausted all of its appeals.
          To date, we have not received any unrestricted cash payments nor have we recognized any gain associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted the restrictions on the use of the cash payment will be lifted and additional cash amounts will be owed by Genesis to Silicon Image under the terms of the MOU. In addition, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, Genesis will be granted a royalty-bearing license for the right to use these claims as part of any HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI- related patent claims to the consumer electronics marketplace. We expect that an amended final, appealable order will be entered in the third quarter of 2005. We further expect that Genesis will refile its appeal. Through June 30, 2005, we have spent and expect to continue to incur significant legal costs until the matter is resolved.
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

          Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that Silicon Image and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated there under. On April 27, 2005, the Court issued an order appointing lead plaintiffs and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed an amended consolidated complaint. The amended complaint no longer names Mr. Gargus as an individual defendant, but adds David Lee as an individual defendant. By stipulation and order, the defendants’ deadline to file any motion to dismiss is September 26, 2005. Silicon Image intends to defend itself vigorously in this matter.
          On January 14, 2005, we received a notification that the Securities and Exchange Commission had commenced a formal, private investigation involving trading in securities of Silicon Image. We are fully cooperating with the investigation.
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
Item 2. Changes in Securities and Use of Proceeds
          Not applicable.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          (a) We held our 2005 Annual Meeting of Stockholders on June 15, 2005.
          (b) Our board of directors consists of five members and is divided into three classes, with each class serving staggered three-year terms. The term of the Class I directors, currently Darrel Slack and Peter Hanelt, will expire at the 2006 Annual Meeting of Stockholders, and the term of the Class II directors, who are currently David Hodges and Masood Jabbar, will expire at the 2007 Annual Meeting of Stockholders.
          (c) At the 2005 Annual Meeting of Stockholders, the only matter voted upon was the election of one Class III director to serve until the 2008 Annual Meeting of Stockholders. At the meeting, Steve Tirado was elected as a Class III director, in an uncontested election, by the following vote:

	Shares	Shares	Shares	Shares	Broker
Name	For	Against	Abstaining	Withheld	Non-Votes
Steve Tirado	50,796,627	—	—	20,359,357	—
Item 5. Other Information
          Not applicable.

Item 6. Exhibits
          (a) Exhibits
10.01*	Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant.

10.02*	Unified Display Interface Specification Promoters Agreement dated April 26, 2005 among Intel Corporation, National Semiconductor Corporation and the Registrant.

31.01	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Confidential treatment has been requested with respect to certain portions of this exhibit omitted portions have been filed separately with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2005	Silicon Image, Inc.
/s/ Darrel Slack
Darrel Slack
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
10.01*	Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant.

10.02*	Unified Display Interface Specification Promoters Agreement dated April 26, 2005 among Intel Corporation, National Semiconductor Corporation and the Registrant.

31.01	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Confidential treatment has been requested with respect to certain portions of this exhibit omitted portions have been filed separately with the Securities and Exchange Commission.