Form 10-Q
period 2005-09-30
SILICON IMAGE INC
filed 2005-11-09
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of October 31, 2005 was 80,372,185 shares.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Nine Months Ended
September 30, 2005

Part I. Financial Information
Item 1. Financial Statements
Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$28,659	$23,280
Short-term investments	105,459	70,240
Accounts receivable, net of allowances for doubtful accounts of $939 at September 30 and $745 at December 31	27,653	19,417
Inventories	13,436	13,926
Prepaid expenses and other current assets	3,284	3,073

Total current assets	178,491	129,936

Property and equipment, net	9,494	9,494
Goodwill	13,021	13,021
Intangible assets, net	860	1,683
Other assets (Notes 6 and 9)	7,588	774

Total assets	$209,454	$154,908

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,976	$6,833
Accrued liabilities	11,575	13,418
Deferred license revenue	4,704	2,127
Debt obligations and capital leases	364	489
Deferred margin on sales to distributors	11,230	9,962

Current liabilities	40,849	32,829

Other long term liabilities (Note 9)	6,811	—

Total liabilities	47,660	32,829

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value $0.001; shares authorized: 150,000,000;
shares issued and outstanding: 80,310,859 — September 30, 2005 and 78,131,604 — December 31, 2004	80	78
Additional paid-in capital	305,217	299,744
Unearned stock compensation	(7,066)	(7,632)
Accumulated deficit	(135,982)	(172,978)
Accumulated other comprehensive income (loss)	(455)	2,867

Total stockholders’ equity	161,794	122,079

Total liabilities and stockholders’ equity	$209,454	$154,908

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product	$50,443	$41,474	$138,574	$110,350
Development, licensing and royalties	5,559	6,394	12,469	16,737

Total revenue	56,002	47,868	151,043	127,087

Cost and operating expenses:
Cost of revenue (1)	20,868	18,204	57,360	50,414
Research and development (2)	12,309	12,180	32,334	45,223
Selling, general and administrative (3)	7,754	9,028	20,580	31,009
Amortization of intangible assets	274	357	822	1,070

Total cost and operating expenses	41,205	39,769	111,096	127,716

Income (loss) from operations	14,797	8,099	39,947	(629)
Interest income and other, net	908	211	2,167	399
Gain (loss) on investment security	—	(64)	1,263	926

Income before provision for income taxes	15,705	8,246	43,377	696
Provision for taxes	5,802	369	6,380	941

Net income (loss)	$9,903	$7,877	$36,997	$(245)

Net income (loss) per share:
Net income (loss) per share — basic	$0.12	$0.11	$0.47	$0.00

Net income (loss) per share — diluted	$0.11	$0.09	$0.42	$0.00

Weighted average shares — basic	79,736	74,976	79,077	73,797
Weighted average shares — diluted	86,869	85,890	87,081	73,797

(1) Includes stock compensation expense (benefit)	$(252)	$(110)	$(1,408)	$1,890
(2) Includes stock compensation expense (benefit)	(655)	595	(4,346)	11,584
(3) Includes stock compensation expense (benefit)	(540)	1,042	(3,719)	9,253
See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$36,997	$(245)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	4,611	3,631
Amortization of intangible assets	823	1,070
Provision for doubtful accounts receivable	194	75
Stock compensation expense (benefit)	(9,473)	22,727
Increase in additional paid in capital related to income tax provision (Note 11)	5,322	—
Gain on investment security	(1,263)	(926)
Realized loss on investments	45	—
Changes in assets and liabilities:
Accounts receivable	(8,430)	(9,623)
Inventories	490	(3,726)
Prepaid expenses and other assets	(214)	960
Accounts payable	6,143	5,410
Accrued liabilities and deferred license revenue	734	3,441
Deferred margin on sales to distributors	1,268	5,154

Cash provided by operating activities	37,247	27,948

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	57,193	21,807
Purchases of short-term investments	(94,560)	(20,641)
Net purchases of property and equipment	(4,612)	(4,782)

Cash used in investing activities	(41,979)	(3,616)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	10,236	15,531
Repayments of capital lease and debt obligations	(125)	(1,414)

Cash provided by financing activities	10,111	14,117

Net increase in cash and cash equivalents	5,379	38,449
Cash and cash equivalents — beginning of period	23,280	24,059

Cash and cash equivalents — end of period	$28,659	$62,508

Supplemental cash flow information:
Cash payment for income taxes	$306	$262

Supplemental non-cash investing and financing activities:
Unrealized gain on investment security, net of tax	$—	$4,173

Increase in restricted cash and related long-term liability associated with ongoing litigation (Notes 6 and 9)	$6,811	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(unaudited)
1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (“Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2004 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the consolidated financial position of Silicon Image and our subsidiaries at September 30, 2005 and the related consolidated results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2004. Certain comparative amounts have been reclassified to conform with the current presentation. These reclassifications have no impact on the reported results of operations for any period presented. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of future operating results.
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
     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes APB No. 20 (“APB 20”), “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of this standard had no impact on our financial position, results of operations, or cash flows.
3. Stock-Based Compensation
     Excluding certain repricings, we account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB 25. Under the intrinsic value method, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As detailed below, we recognize stock compensation expense (benefit) for certain options granted to employees, options granted to non-employees, option repricings, and options assumed in connection with acquisitions.
     Had we recorded compensation expense for our stock options based on the grant-date fair value as prescribed by SFAS No. 123 and SFAS No. 148, our net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) — as reported	$9,903	$7,877	$36,997	$(245)
Stock-based employee compensation expense (benefit) included in the determination of net income (loss) as reported, net of tax	(1,767)	(46)	(9,998)	16,133
Stock-based employee compensation expense determined using fair value method, net of tax	(5,379)	(5,639)	(16,217)	(16,009)

Pro forma net income (loss)	$2,757	$2,192	$10,781	$(121)

Net income (loss) per share — basic (as reported)	$0.12	$0.11	$0.47	$0.00
Net income (loss) per share — diluted (as reported)	$0.11	0.09	$0.42	$0.00
Pro forma net income (loss) per share — basic	0.03	0.03	0.14	$0.00
Pro forma net income (loss) per share — diluted	0.03	0.03	0.12	$0.00

The weighted average grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life (years)	5	5	5	5
Interest rate	4.2%	3.4%	4.1%	3.1%
Volatility	90%	90%	90%	90%
Dividend yield	—	—	—	—
Weighted average fair value	$7.37	$8.24	$9.33	$7.55
     The weighted average, grant-date fair value of stock purchase rights granted under our Employee Stock Purchase Plan and the assumptions used are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected life (years)	1.4	1.5	1.4	1.5
Interest rate	3.2%	1.2%	2.9%	1.2%
Dividend yield	—	—	—	—
Volatility	66%	65%	71%	70%
Weighted average grant date fair value	$4.55	$2.88	$4.30	$2.69
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
     The following table summarizes the components of our stock compensation expense (benefit) for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options granted to employees	$4	$855	$260	$906
Options granted to non-employees	625	1,454	2,249	4,220
Option repricings	(2,233)	(1,047)	(12,508)	16,609
Options assumed in connection with acquisitions	157	265	526	992

Stock compensation expense (benefit)	$(1,447)	$1,527	$(9,473)	$22,727

     In the table above, options granted to non-employees and option repricings are significantly impacted by changes in our stock prices. Increases in our stock price generally have the effect of increasing the associated expense. Decreases in our stock price have the effect of decreasing the associated expense or increasing the associated benefit.

4. Comprehensive income (loss)
     The components of comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$9,903	$7,877	$36,997	$(245)
Change in unrealized value on investments, net of tax	(198)	(726)	(3,322)	3,217

Total comprehensive income	$9,705	$7,151	$33,675	$2,972

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$9,903	$7,877	$36,997	$(245)

Weighted average shares	79,938	75,694	79,299	74,534
Unvested common shares subject to repurchase	(202)	(718)	(222)	(737)

Weighted average shares — basic	79,736	74,976	79,077	73,797

Weighted average shares — diluted	86,869	85,890	87,081	73,797

Net income (loss) per share — basic	$0.12	$0.11	$0.47	$(0.00)
Net income (loss) per share — diluted	$0.11	$0.09	$0.42	$(0.00)
     Had we generated net income for the nine months ended September 30, 2004, the number of weighted average securities outstanding that would have been added to weighted average shares for purposes of calculating diluted earnings per share would have been (in thousands):

Nine Months
Ended
September 30,
2004
Unvested common stock subject to repurchase	789
Stock options	10,113

Total	10,902

     As a result of our losses for the nine months ended September 30, 2004, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The weighted average securities that were anti-dilutive and excluded from our calculation of diluted net loss per share were approximately 1,794,000 for the three month period ended September 30, 2004, and approximately 20,227,000 for the nine month period ended September 30, 2004.

6. Balance Sheet Components

	September 30,	December 31,
	2005	2004
	(in thousands)
Inventories:
Raw materials	$2,356	$3,089
Work in process	3,906	2,372
Finished goods	7,174	8,465

Total inventories	$13,436	$13,926

Other assets:
Restricted cash	$6,811	$—
Deposits	305	255
Other	472	519

Total other assets	$7,588	$774

     In connection with an ongoing legal proceeding (described in Note 9), in July 2005 we received $6.8 million from the Federal Circuit Court. As stipulated in the court order, we deposited these funds in a segregated account and will not use these funds until the adverse party has exhausted all of its appeals. These funds were recorded as a long-term asset, identified as restricted cash, with a corresponding long-term liability. These funds will be recognized as other income once the adverse party has exhausted their appeals and the litigation is deemed final.

	September 30,	December 31,
	2005	2004
	(in thousands)
Accrued liabilities:
Accrued payroll and related expenses	$3,907	$3,351
Restructuring accrual	254	1,036
Accrued legal fees	616	910
Warranty accrual	355	351
Bonus accrual	1,606	3,122
Other accrued liabilities	4,837	4,648

Total accrued liabilities	$11,575	$13,418

     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Warranty accrual activity for the nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	2005	2004
Balance at January 1	$351	$271
Provision for warranties issued during the period	242	200
Cash and other settlements made during the period	(238)	(120)

Balance at September 30	$355	$351

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
     Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for the nine month periods ended September 30, 2005 and 2004 (in thousands):

	2005			2004
	Severance and	Leased		Severance and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$32	$1,004	$1,036	$37	$1,838	$1,875
Cash payments	—	(562)	(562)	(5)	(569)	(574)
Adjustment related to lease modification	—	(220)	(220)	—	—	—

Balance as of September 30	$32	$222	$254	$32	$1,269	$1,301

     In September 2005, we renegotiated a lease for a facility, which was identified in our restructuring program, that provided for an early termination. Accordingly, we recorded an adjustment of $220,000 to the restructuring accrual with an offsetting reduction to selling, general and administrative expense for the three months ended September 30, 2005 resulting from this lease modification.
8. Debt Facilities
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
     In January 2005, we acquired certain capital equipment under a debt arrangement and as of September 30, 2005, the future debt obligations under this arrangement were approximately $80,000.
9. Commitments and Contingencies
     Legal Proceedings
     On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court did not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made certain cash payments to the Court, it has not made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 26, 2004, the parties completed the filing of their respective appeal briefs. After a hearing, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the lower court’s order, which was based on the parties’ agreement to settle the case, was not “final” and appealable. The case was remanded by the Federal Circuit back to the lower court. The parties have negotiated a stipulation by which the lower court can issue a new final judgment. Under this stipulation, the Court was to turn over funds deposited by Genesis to us. On July 22, 2005, Silicon Image filed a certification with the Court stating that the funds had been received by Silicon Image. On the same day, the Court issued an order dismissing Silicon Image’s lawsuit. Genesis filed a notice of appeal on August 16, 2005 and filed its opening appeal brief on October 24, 2005. Silicon Image has 40 days to file its opposition brief and Genesis will have 14 days from the filing of Silicon Image’s opposition brief to file a reply brief. After the conclusion of the briefing, the Federal Circuit will set a date for oral arguments and will notify the parties of the date.
     To date, we have not received any unrestricted cash payments nor have we recognized any gain associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted the restrictions on the use of the cash payment will be lifted and additional cash amounts will be owed by Genesis to Silicon Image under the terms of the MOU. In addition, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, Genesis will be granted a royalty-bearing license for the right to use these claims as part of any HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI- related patent claims to the consumer electronics marketplace. Through September 30, 2005, we have spent and expect to continue to incur significant legal costs until the matter is resolved.
     On July 19, 2005 the Court sent $6.8 million to Silicon Image, which we have deposited in a segregated account, as required by court order, and will not use the funds until Genesis has exhausted all of its appeals. These funds were recorded as a long-term asset, identified as restricted cash, with a corresponding long-term liability. These funds will be recognized as other income once Genesis has exhausted their appeals and the litigation is deemed final.
     Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied motions to dismiss brought by the underwriters and certain issuers and ordered that the case may proceed against certain issuers including against Silicon Image. A proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is granted final approval, we do not expect it to have a material effect on our results of operations or financial position. This settlement will not require Silicon Image to pay any settlement amounts nor issue any securities. In the event that the settlement is not finally approved, we could not accurately predict the outcome of the litigation, but we intend to defend this matter vigorously.
     Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that Silicon Image and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiffs and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed an amended consolidated complaint. The amended complaint no longer names Mr. Gargus as an individual defendant, but adds David Lee as an individual defendant. In accordance with the court’s scheduling order, the defendants filed a motion to dismiss on September 26, 2005, which motion is scheduled to be heard on January 13, 2006. Silicon Image intends to defend itself vigorously in this matter.
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
     Guarantees
     Certain of our licensing agreements indemnify our customers for any expenses or liabilities resulting from claimed infringements of third party patents, trademarks or copyrights by our products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances, the maximum amount of potential future indemnification is not limited. To date, we have not paid any such claims or been required to defend any lawsuits with respect to any claim. However, there can be no assurance that such claims will not be filed in the future.
10. Customer and Geographic Information
     Revenue by geographic area was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Taiwan	$12,398	$10,742	$36,853	$33,717
Japan	14,359	10,096	30,410	25,468
United States	14,645	14,278	41,999	35,577
Hong Kong	1,854	1,633	4,973	4,413
Korea	5,942	1,770	14,159	5,343
Other	6,804	9,349	22,649	22,569

Total revenue	$56,002	$47,868	$151,043	$127,087

     Revenue by product line was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consumer Electronics	$34,127	$26,987	$82,162	$60,519
Storage	9,707	10,408	32,744	35,936
Personal Computer	12,168	10,473	36,137	30,632

Total revenue	$56,002	$47,868	$151,043	$127,087

     For the three months ended September 30, 2005, three customers each generated 15.2%, 12.2%, and 11.6% of our revenue respectively. For the nine months ended September 30, 2005, three customers each generated 17.3%, 10.9% and 10.2% of our revenue respectively. At September 30, 2005, one customer represented 15.9% of gross accounts receivable.
     For the three months ended September 30, 2004, two customers each generated 15.7% and 13.1% of our revenue respectively. For the nine months ended September 30, 2004, two customers generated 13.9% and 12.3% of our revenue respectively. At September 30, 2004, three customers represented 18.2%, 12.7% and 12.2% of gross accounts receivable.
     For each period presented, substantially all long-lived assets were located within the United States.
11. Provision for taxes
     For the three and nine month periods ended September 30, 2005, we recorded a provision for taxes of $5.8 million and $6.4 million, respectively. The effective tax rate was 36.9% for the three months ended September 30, 2005 due to the cumulative effective of an increase in the estimate of the annual effective tax rate from 2.9% to 14.7%. The change in the annual effective tax rate resulted from an increase in the Company’s estimated annual taxable income for 2005. The estimated effective tax rate also reflects the fact that a portion of the benefit of net operating loss carryforwards resulting from stock option transactions does not reduce the tax provision but rather is recorded as a credit to additional paid-in capital. During the three months ended September 30, 2005, additional paid-in capital increased by approximately $5.3 million as a result of the benefit from such net operating losses. The effective annual tax rate of 14.7% is comprised of 12.5% Federal, 1.8% State and .4% foreign. The effective Federal tax rate of 12.5% differs from the Federal statutory tax rate of 35% primarily due to the partial release of expected benefits from the utilization of net operating loss carryforwards.
     The Company provided a valuation allowance of $71.6 million as of December 31, 2004 on 100% of its net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. The Company continues to assess the recoverability of the deferred tax assets on an ongoing basis. If the Company subsequently concludes that it is more likely than not that the deferred tax assets will be recovered and, accordingly, reverses the valuation allowance, management expects that the effect of the reversal will principally be a credit to additional paid-in capital for the reasons described in the previous paragraph.

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
     During the quarter ended June 30, 2004, Leadis completed an initial public offering of its stock. In connection with the initial public offering, the preferred stock was converted into common stock on a 1:1 basis. As part of the original agreement, we were subject to a lock-up restriction that prevented us from selling or hedging any of the securities from our investment for a period of nine months ended December 2004. For the three and nine month periods ended September 30, 2004, we valued the warrant using the Black-Scholes model and recorded a gain of approximately $990,000.
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
     Products sold into the CE market have been increasing as a percentage of our total revenue and generated 55.8% and 50.3% of our total revenue for the three and nine month periods ended September 30, 2005, respectively, compared to 46.5% and 39.0% of our total revenue for three and nine month periods ended September 30, 2004. Our CE products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs, HDTVs, A/V receivers, set top boxes (STBs), and DVD players. Demand for our products will be driven primarily by the adoption rate of the HDMI standard within these product categories.
     In the storage market, Silicon Image has assumed a leadership role in SATA, a high-bandwidth, point-to-point interface that is replacing parallel ATA in desktop storage and making inroads in the enterprise arena. Silicon Image is a leading supplier of discrete SATA devices. Our SATALink(TM)-branded solutions offer advanced features and capabilities such as native command queuing, port multiplier capability and ATAPI support. Silicon Image also supplies high-performance, low-power fibre channel serializer/deserializers (SerDes) to leading switch manufacturers. Products sold into the storage market, as a percentage of our total revenue, generated 13.4% and 18.1% of our total revenue for the three and nine months ended September 30, 2005, respectively and 18.7% and 23.9% of our total revenue for the three and nine months ended September 30, 2004, respectively. In September 2004, Silicon Image introduced its first products based on its SteelVine(TM) storage architecture that is expected to serve the storage needs of the SMB and consumer electronics markets. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine(TM) architecture, and the extent to which SATA functionality is integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary where we have not already licensed our technology.
     Silicon Image is a leader in the global PC and digital display arena with its innovative PanelLink-branded digital interconnect technology, which enables an all-digital connection between PC host systems, such as PC motherboards, graphics add-in boards, notebook PCs and digital displays such as LCD monitors, plasma displays and projectors. Silicon Image’s PanelLink technology serves as the basis for both the DVI standard as well as for the popular HDMI standard. Together, Silicon Image’s PanelLink DVI and HDMI solutions have shipped more than 125.0 million units to date. Products sold into the PC market generated 20.9% and 23.4% of our total revenue for the three and nine months ended September 30, 2005, respectively and 21.5% and 23.9% of our revenue for the three and nine months ended September 30, 2004, respectively.
     We also pursue a strategy of licensing our intellectual property. This strategy is complementary to the sale of our products, further monetizes our valuable intellectual property and accelerates market adoption of our technologies. Most of our licenses include a field of use restriction that prevents most of our licensees from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development for licensees, licensing and royalties accounted for 9.9% and 8.25% of our total revenue for the three and nine months ended September 30, 2005, respectively and 13.4% and 13.2% of our total revenue for the three and nine months ended September 30, 2004, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgment. License revenue has been uneven and unpredictable over time, and is expected to continue to be uneven and unpredictable for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter.
Commitments, Contingencies and Concentrations
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 56.6% and 52.6% of our revenue for the three and nine months ended September 30, 2005, respectively, and 50.2% and 46.7% of our revenue for the three and nine months ended September 30, 2004, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. For the three and nine months ended September 30, 2005, 50.9% and 49.9%, respectively, of our revenue was generated through distributors, compared to 46.9% and 43.6%, respectively, for the comparable period of 2004. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.
     A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 69.1% and 66.9% of our revenue in the three and nine months ended September 30, 2005, and 67.0% and 68.0% for the three and nine month periods ended September 30, 2004. The reason for the geographical concentration in Asia is that most of our products are part of flat panel TV’s, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.
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

Results of Operations
REVENUE

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Product revenue	$50,443	$41,474	21.6%	$138,574	$110,350	25.6%
Development, licensing and royalty revenue	5,559	6,394	-13.1%	12,469	16,737	-25.5%

Total revenue	$56,002	$47,868	17.0%	$151,043	$127,087	18.9%

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Consumer Electronics	$34,127	$26,987	26.5%	$82,162	$60,519	35.8%
Storage	9,706	10,408	-6.7%	32,744	35,936	-8.9%
Personal Computers	12,169	10,473	16.2%	36,137	30,632	18.0%

Total revenue	$56,002	$47,868	17.0%	$151,043	$127,087	18.9%

     Total revenue was $56.0 million and $151.0 million for the three and nine month periods ended September 30, 2005, respectively, representing an increase of 17.0% and 18.9%, relative to comparable periods of 2004. Revenue in Consumer Electronics and Personal Computers was up for both periods and was partially offset by lower sales of Storage products. The increase in Consumer Electronics revenue was due to continued strong demand for our HDMI receivers for use in various devices including high definition plasma and LCD televisions, which were partially offset by decreases in licensing related to Consumer Electronics. The increase in Personal Computers revenue reflects strong demand for our receivers used in flat panel displays. The primary reason for the decrease in Storage revenue was a decrease in sales of our higher end SATA products and the continued phase out of PATA products partially offset by an increase in storage licenses. The decrease in development, licensing and royalty revenue was due to the inherently uneven nature of our licensing revenue.
STOCK BASED COMPENSATION EXPENSE (BENEFIT)
     The following table summarizes the components of our stock compensation expense (benefit) for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options granted to employees	$4	$855	$260	$906
Options granted to non-employees	625	1,454	2,249	4,220
Option repricings	(2,233)	(1,047)	(12,508)	16,609
Options assumed in connection with acquisitions	157	265	526	992

Stock compensation expense (benefit)	$(1,447)	$1,527	$(9,473)	$22,727

     In the table above, options granted to non-employees, and option repricings are significantly impacted by changes in our stock prices. Increases in our stock price generally have the effect of increasing the associated expense. Decreases in our stock price have the effect of decreasing the associated expense or increasing the associated benefit.

COST OF REVENUE AND GROSS PROFIT

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Cost of revenue (1)	$20,868	$18,204	$2,664	$57,360	$50,414	$6,946
Product gross profit (excluding licensing revenue)	29,575	23,270	6,305	81,214	59,936	21,278
Product gross profit margin	58.6%	56.1%		58.6%	54.3%
Total gross profit	$35,134	$29,664	$5,470	$93,683	$76,673	$17,010
Total gross profit margin	62.7%	62.0%		62.0%	60.3%

(1) Includes stock compensation expense (benefit)	$(252)	$(110)	$(1,408)	$1,890
     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other related overhead costs including stock compensation expense (benefit). Cost of revenue was $20.9 million and $18.2 million for the three months ended September 30, 2005 and 2004, respectively. The $2.7 million increase in the three months ended September 30, 2005 over the comparable period of 2004 was primarily due to the higher volume and mix of our revenue. Cost of revenue was $57.4 million and $50.4 million for the nine months ended September 30, 2005 and 2004, respectively. Stock compensation benefit was $1.4 million in the first nine months of 2005 compared to a stock compensation expense of $1.9 million in the first nine months of 2004. The combination of higher sales volumes and sales mix also contributed to the change in cost of revenue.
     Total gross profit was $35.1 million for the three months ended September 30, 2005 an increase of $5.5 million from $29.7 million in the same period of 2004. Gross profit margin was 62.7% for the three months ended September 30, 2005 compared to 62.0% in the same period of 2004. The primary reason for the increase in the gross profit margin was sales volume and mix skewed to slightly higher margin products, offset by lower licensing revenue. Total gross profit was $93.7 million for the nine months ended September 30, 2005 an increase of $17.0 million from $76.7 million in the same period of 2004. Gross profit margin was 62.0% for the nine months ended September 30, 2005 compared 60.3% in the same period of 2004. The increase in gross profit margin for the nine month period ended September 30, 2005 compared with the same period of the prior year was primarily due to lower stock compensation expense offset by a decrease in licensing revenue and erosion in our average selling prices and changes in sales mix.
OPERATING EXPENSES

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
	(dollars in thousands)
Research and development (1)	$12,309	$12,180	1.1%	$32,334	$45,223	-28.5%

Percentage of total revenue	22.0%	25.4%		21.4%	35.6%
Selling, general and administrative (2)	$7,754	$9,028	-14.1%	$20,580	$31,009	-33.6%

Percentage of total revenue	13.8%	18.9%		13.6%	24.4%
Amortization of intangible assets	$274	$357	-23.2%	$822	$1,070	-23.2%
Interest income and other, net	908	211	330.3%	2,167	399	443.1%
Gain (loss) on investment security	—	(64)	-100.0%	1,263	926	36.4%

(1) Includes stock compensation expense (benefit)	$(655)	$595	$(4,346)	$11,584
(2) Includes stock compensation expense (benefit)	(540)	1,042	(3,719)	9,253

     Research and Development. R&D expense consists primarily of employee compensation, including stock compensation expense (benefit), and other related costs, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense was $12.3 million and $12.2 million for the three months ended September 30, 2005 and 2004, respectively. R&D expense for the three months ended September 30, 2005 included a stock compensation benefit of $655,000 compared to a stock compensation expense of $595,000 for the same period in 2004. Offsetting the benefit from stock compensation in R&D expense for the three months ended September, 2005 were higher compensation expense resulting from increased staffing, and higher prototype expense reflecting increased R&D activity. R&D expense was $32.3 million and $45.2 million for the nine months ended September 30, 2005 and 2004, respectively. The stock compensation benefit was the key reason for the decrease in R&D expense when comparing the nine month periods, as a $4.3 million benefit was recorded in the 2005 period whereas there was a $11.6 million expense recorded in the 2004 period. Also included as R&D expense for the nine month period of 2005 was a benefit from a credit to expense of approximately $1.5 million related to engineering projects funded by an outside party, irrespective of the results of the projects. Additionally, compensation expense and prototype expenses were higher in the nine month period of 2005 reflecting increased headcount and R&D activity. R&D expense is expected to increase due to the development and introduction of new products.
     Selling, General and Administrative. SG&A expense consists primarily of employee compensation, including stock compensation expense (benefit), sales commissions, professional fees, and marketing and promotional expenses. SG&A expense was $7.8 million and $9.0 million for the three months ended September 30, 2005 and 2004, respectively. The stock compensation benefit of $540,000 in 2005 compared to a stock compensation expense of $1.0 million in 2004 was the primary reason for the decrease in overall SG&A expense when comparing the three month periods. SG&A expense was $20.6 million and $31.0 million for the nine months ended for the nine months ended September 30, 2005 and 2004, respectively. The primary reason for the decrease in the SG&A expense when comparing the nine month periods was also the stock compensation benefit of $3.7 million recorded for the nine month period of 2005 compared to the $9.3 million expense recorded in the 2004 period. Additional factors contributing to the change in SG&A expense for the nine months were higher compensation expense reflecting increased headcount, and higher commission expense resulting from higher sales. SG&A expense is expected to increase due to additional marketing and branding programs.
     Amortization of Intangible Assets. Amortization of intangible assets was $274,000 and $822,000 for the three and nine months ended September 30, 2005, compared to $357,000 and $1.1 million for the three and nine months ended September 30, 2004, respectively, pursuant to our acquisition of Transwarp Networks, Inc. during the second quarter of 2003.
     Restructuring. During the third quarter of 2001, we began a program to focus our business on products and technology, including those obtained through acquisitions, in which we have, or believe we can achieve, a market leadership position. As part of this program, we decided to cancel numerous products under development, to remove certain projects from our development plan, to phase out or de-emphasize certain existing products and to integrate the operations of two acquired companies—CMD Technology and Silicon Communication Lab.
     In connection with this program, during the third quarter of 2001 through the first quarter of 2003, we recorded restructuring expenses as a result of four workforce reductions by eliminating approximately 136 positions which consisted of both cash severance-related costs and non-cash severance-related costs representing the intrinsic value of modified stock options. In addition, restructuring expenses during this period were also a result of expected loss on leased facilities, fixed asset write-downs, impairment of goodwill, intangible assets and acquired technology offset by reversals of unearned compensation, a component of stockholders’ equity, for unvested stock options that were cancelled in connection with employee terminations.
     Severance and benefits payments are substantially complete. Lease payments will be made in the form of cash through the end of the related lease term of November 2005. The following table presents restructuring activity for the nine month periods ended September 30, 2005 and 2004 (in thousands):

	2005			2004
	Severance and	Leased		Severance and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$32	$1,004	$1,036	$37	$1,838	$1,875
Cash payments	—	(562)	(562)	(5)	(569)	(574)
Adjustment related to lease negotiation	—	(220)	(220)	—	—	—

Balance as of September 30	$32	$222	$254	$32	$1,269	$1,301

     In September 2005, we renegotiated a lease for a facility, which was identified in our restructuring program, that provided for an early termination. Accordingly, we recorded an adjustment of $220,000 to the restructuring accrual with an offsetting reduction to selling, general and administrative expense for the three months ended September 30, 2005 resulting from this lease modification.
     Interest Income and other, net. The net amount of interest income and other, which principally includes interest income and interest expense, was $908,000 and $2.2 million for the three and nine month periods ended September 30, 2005, respectively, compared to $211,000 and $399,000 for the three and nine month periods ended September 30, 2004, respectively. This increase was primarily due to higher interest income resulting from larger cash and investment balances and higher interest rates in the periods ended September 30, 2005 than in the comparable periods of 2004.
     Gain on investment security. During the nine months ended September 30, 2005, we recorded a net gain of $1.3 million from the mark to market and subsequent sale of our holdings in Leadis Technology, Inc (Leadis). These holdings related to equity we acquired in a transaction with Leadis in 2001. In the three months ended September 30, 2004, we recorded a $64,000 loss from this investment. In the nine months ended September 30, 2004, we recorded a gain from this investment of $926,000. We fully liquidated our investment in Leadis in the three months ended June 30, 2005.
     Provision for taxes. For the three and nine month periods ended September 30, 2005, we recorded a provision for taxes of $5.8 million and $6.4 million, respectively. The effective tax rate was 36.9% for the three months ended September 30, 2005 due to the cumulative effective of an increase in the estimate of the annual effective tax rate from 2.9% to 14.7%. The change in the annual effective tax rate resulted from an increase in the Company’s estimated annual taxable income for 2005. The estimated effective tax rate also reflects the fact that a portion of the benefit of net operating loss carryforwards resulting from stock option transactions does not reduce the tax provision but rather is recorded as a credit to additional paid-in capital. During the three months ended September 30, 2005, additional paid-in capital increased by approximately $5.3 million as a result of the benefit from such net operating losses. The effective annual tax rate of 14.7% is comprised of 12.5% Federal, 1.8% State and .4% foreign. The effective Federal tax rate of 12.5% differs from the Federal statutory tax rate of 35% primarily due to the partial release of expected benefits from the utilization of net operating loss carryforwards.
     The Company provided a valuation allowance of $71.6 million as of December 31, 2004 on 100% of its net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. The Company continues to assess the recoverability of the deferred tax assets on an ongoing basis. If the Company subsequently concludes that it is more likely than not that the deferred tax assets will be recovered and, accordingly, reverses the valuation allowance, management expects that the effect of the reversal will principally be a credit to additional paid-in capital for the reasons described in the previous paragraph. The Company does not believe that the effective tax rate and the provision for income taxes for 2005 are indicative of the amount of cash taxes the Company will actually pay.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	September 30,	September 30,
	2005	2004	Change
	(dollars in thousands)
Total cash, cash equivalents and short term investments	$134,118	$78,710	$55,408

Cash provided by operating activities	$37,247	$27,948	$9,254
Cash provided by (used in) investing activities	(41,979)	(3,616)	(38,318)
Cash provided by financing activities	10,111	14,117	(4,006)

Net increase (decrease) in cash and cash equivalents	$5,379	$38,449	$(33,070)

     Cash and Investments
     Cash, cash equivalents and short-term investments were $134.1 million at September 30, 2005, an increase of $55.4 million from $78.7 million at December 31, 2004.
     Operating Activities
     We generated $37.2 million in cash from operating activities in the nine months ended September 30, 2005 as compared to $27.9 in the same period of 2004. The major components of operating cash flow were the $37.0 million in net income, the change in accounts payable, and the add back of non-cash expenses such as depreciation and amortization. These items were partially offset by, among other items, the $9.5 million in non-cash benefit relating to stock compensation and the increase in accounts receivable.
     Investing and Financing Activities
     We used $42.0 million in cash in our investing activities in the nine months ended September 30, 2005 as compared to $3.6 million in the same period of 2004. This use of cash resulted from our purchases, net of the sale and maturity, of short term investments. Financing activities in the nine months ended September 30, 2005 consisted of cash inflow of $10.1 million principally from the proceeds from the exercise of stock options and proceeds from sales of shares under our employee stock purchase plan.

     Debt and Lease Obligations
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
     In January 2005, we acquired certain capital equipment under a debt arrangement and as of September 30, 2005, the future debt obligations under this arrangement were approximately $80,000.
     Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at September 30, 2005 are as follows (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and capital lease obligations	$364	$305	$59	$—	$—
Operating lease obligations (1)	8,834	2,190	3,848	2,796	—
Inventory purchase obligations	9,771	9,771	—	—	—

Total contractual obligations	$18,969	$12,266	$3,907	$2,796	$—

(1)	Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.
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
     The revenue and income potential of our business and the markets we serve are early in their lifecycle and are difficult to predict. The Digital Visual Interface (DVI) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of consumer electronics and storage IC products in mid-to-late 2001. The preliminary serial ATA specification was first published in August 2001. The High Definition Multimedia Interface (HDMI) specification was first released in December 2002. Our SteelVine storage architecture was first released in September 2004. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively effected.
We have a history of losses and may not sustain profitability.
     For the three and nine months ended September 30, 2005, we generated net income of $9.9 and $37.0 million. However, prior to 2005, we have incurred net losses in each fiscal year since our inception. We incurred losses of $324,000 and $12.8 million for the years ended December 31, 2004 and 2003, respectively.
Our quarterly operating results may fluctuate significantly and are difficult to predict.
     Our quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:
•	the growth, evolution and rate of adoption of industry standards for our key markets, including digital-ready PCs and displays, consumer electronics and storage devices and systems;

•	the fact that our licensing revenue is heavily dependent on a few key licensing transactions being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected, and our concentrated dependence on a few licensees in any period for substantial portions of our expected licensing revenue and profits;

•	the fact that our licensing revenue has been uneven and unpredictable over time, and is expected to continue to be uneven and unpredictable for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter;

•	competitive pressures, such as the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products, including integration into their products of functionality offered by our products, the prices set by competitors for their products, and the potential for alliances, combinations, mergers and acquisitions among our competitors;

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations regarding the timing and extent to which digital content must be made available to consumers;

•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components;

•	the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products;

•	fluctuations in the price of our common stock, which drive a substantial portion of our stock compensation expense; and

•	the nature and extent of litigation activities, particularly relating to our patent infringement suit against Genesis Microchip, and

•	any subsequent legal proceedings related to the matters raised in that suit; and class action lawsuits against us that were initiated in early 2005;
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
Our success depends in part on the success of our new integrated HDMI DTV products
     Our future growth depends in part on the success of our highly integrated Digital TV System On a Chip solutions currently sampling in the market and which may or may not contribute significantly to our overall CE revenue. These products are subject to significant competition from established companies that have been selling these kinds of products for longer periods of time than Silicon Image.

Demand for our consumer electronics products is dependent on the adoption and widespread use of the HDMI specification.
     Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (TMDS(R) ) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption in December 2002 and version 1.1 of the specification was published for adoption in May 2004. We cannot predict the rate at which manufacturers will adopt the HDMI specification. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.
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
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three and nine months ended September 30, 2005, shipments to World Peace International, an Asian distributor, generated 15.2% and 17.3% of our revenue and shipments to Microtek, a distributor, generated 12.2% and 10.9% of our revenue. For the year ended December 31, 2004, shipments to World Peace International, generated 15.0% of our revenue, and shipments to Microtek generated 12.0% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:
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
     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 50.9% and 49.9% of our revenue for the three and nine months ended September 30, 2005, 45% of our revenue for the year ended December 31, 2004, and 42% of our revenue for the year ended December 31,2003. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:
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
     We do not own or operate a semiconductor fabrication facility. We rely on third party semiconductor manufacturing companies overseas to produce the vast majority all of our semiconductor products. We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:
•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply;

•	lack of availability of, or delayed access to, next-generation or key process technologies; and

•	limitations on our ability to transition to alternate sources if services are unavailable from primary suppliers.
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
     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the three and nine months ended September 30, 2005, 73.9% and 72.2% of our revenue, and for the years ended December 31, 2004 and 2003, 72.0% and 74.0% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. Accordingly, we are subject to international risks, including, but not limited to:
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
     Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that Silicon Image and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiffs and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed an amended consolidated complaint. The amended complaint no longer names Mr. Gargus as an individual defendant, but adds David Lee as an individual defendant. In accordance with the court’s scheduling order, the defendants filed a motion to dismiss on September 26, 2005, which motion is scheduled to be heard on January 13, 2006. Silicon Image intends to defend itself vigorously in this matter.
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

     On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court did not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made certain cash payments to the Court, it has not made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 26, 2004, the parties completed the filing of their respective appeal briefs. After a hearing, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the lower court’s order, which was based on the parties’ agreement to settle the case, was not “final” and appealable. The case was remanded by the Federal Circuit back to the lower court. The parties have negotiated a stipulation by which the lower court can issue a new final judgment. Under this stipulation, the Court will turn over funds deposited by Genesis to us. On July 19, 2005 the Court sent $6.8 million to Silicon Image, which we have deposited in a segregated account and will not use until Genesis has exhausted all of its appeals. On July 22, 2005, Silicon Image filed a certification with the Court stating that the funds had been received by Silicon Image. On the same day, the Court issued an order dismissing Silicon Image’s lawsuit. Genesis filed a notice of appeal on August 16, 2005 and filed its opening appeal brief on October 24, 2005. Silicon Image has 40 days to file its opposition brief and Genesis will have 14 days from the filing of Silicon Image’s opposition brief to file a reply brief. After the conclusion of the briefing, the Federal Circuit will set a date for oral arguments and will notify the parties of the date.
     To date, we have not received any unrestricted cash payments nor have we recognized any gain associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted the restrictions on the use of the cash payment will be lifted and additional cash amounts will be owed by Genesis to Silicon Image under the terms of the MOU. In addition, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, Genesis will be granted a royalty-bearing license for the right to use these claims as part of any HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI- related patent claims to the consumer electronics marketplace. Through September 30, 2005, we have spent and expect to continue to incur significant legal costs until the matter is resolved.
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
     The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, a new accounting pronouncement, which comes into effect on January 1, 2006, will require us to record compensation expense for options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.
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
     We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:
•	In April 2004, Steve Tirado moved from the position of president and Chief Operating Officer to division president of storage group, Jaime Garcia-Meza moved from the position of vice president of worldwide sales to vice president of sales and marketing for storage platforms, Rob Valiton was appointed as vice president of worldwide sales, and Chris Paisley was appointed to the board of directors

•	In August 2004, we announced that Robert C. Gargus planned to retire from the position of chief financial officer and Dale Brown, the controller, was appointed as chief accounting officer.

•	In September 2004, Parviz Khodi, the vice president, PC/display products, passed away unexpectedly and his duties were subsequently assumed by John LeMoncheck, the vice president, CE products and Patrick Reutens was appointed as chief legal officer.

•	In November 2004, David Lee resigned from the positions of chief executive officer and president, Steve Laub was appointed as chief executive officer and president and to the board of directors as well, and Andrew Rappaport and Douglas Spreng resigned from the board of directors.

•	In January 2005, Steve Laub resigned from the positions of chief executive officer and president and from the board of directors, Steve Tirado was appointed as chief executive officer and president and to the board as well, and Chris Paisley was appointed chairman of the board of directors.

•	In February 2005, Jaime Garcia-Meza was appointed as vice president of our storage business.

•	In April 2005, Robert C. Gargus retired from the position of chief financial officer and Darrel Slack was appointed as his successor.

•	In April 2005, four of our independent outside directors, David Courtney (Chairman of the Audit Committee), Keith McAuliffe, Chris Paisley (Chairman of the Board) and Richard Sanquini, resigned from our Board of Directors and Board committees.

•	In April 2005, Darrel Slack, our chief financial officer, was elected to our Board of Directors.

•	In May 2005, Masood Jabbar and Peter Hanelt were elected to our Board of Directors.

•	In June 2005, David Lee did not stand for re-election at our annual meeting of stockholders, and accordingly, Dr. Lee resigned from our Board of Directors.

•	In June 2005, Pricewaterhouse Coopers LLP, our independent accountant, resigned as our auditor. In July 2005, we appointed Deloitte & Touche LLP as our new independent auditor.

•	In August 2005, Darrel Slack began a personal leave of absence.

•	In August 2005, Dale Brown resigned from the positions of chief accounting officer and corporate controller.

•	In August 2005, Robert Freeman was appointed as interim chief financial officer and chief accounting officer .

•	In September 2005, Darrel Slack resigned from the position of chief financial officer and from our Board of Directors and the Board of Directors of HDMI Licensing, LLC, our wholly-owned subsidiary.

•	In October 2005, William George was elected to our Board of Directors.

•	In October 2005, Robert Bagheri resigned from the position of executive vice president of operations.

•	In October 2005, Ahmad Ghaemmaghami was appointed as interim executive vice president of operations.

•	In October 2005, John LeMoncheck, vice president, consumer electronics and PC/display, left the company.

•	In October 2005, John Shin was appointed as interim vice president, consumer electronics and PC/display.

•	In November 2005, Robert Freeman’s position changed from interim chief financial officer to chief financial officer.
     Such past and future transitions may continue to result in disruptions in our operations and require additional costs.
Industry cycles may strain our management and resources.
     Cycles of growth and contraction in our industry may strain our management and resources. To manage these industry cycles effectively, we must:

•	improve operational and financial systems;

•	train and manage our employee base;

•	successfully integrate operations and employees of businesses we acquire or have acquired;

•	attract, develop, motivate and retain qualified personnel with relevant experience; and

•	adjust spending levels according to prevailing market conditions.
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
Item 4. Controls and Procedures
     (a) Evaluation of Controls and Procedures. For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective as of the end of the period covered by this report due solely to the assessment of the material weakness described below.
     (b) Changes in Internal Controls. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules13a-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter of our 2005 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
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
     Notwithstanding the existence of the material weakness in internal control over financial reporting described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the period presented.
     As of September 30, 2005, the Company did not maintain effective controls over the valuation and determination of its deferred tax assets and income tax provision. Specifically, the Company did not maintain effective controls to ensure that the valuation of deferred tax assets, including any associated valuation allowance, was determined based upon appropriate supporting documentation. Management has determined that this control deficiency represents a material weakness.
     The material weakness is the result of significant turnover in the financial management of the Company, including the resignations of the Company’s Chief Financial Officer and Chief Accounting Officer during the quarter ended September 30, 2005. The Company named Robert Freeman as Interim Chief Financial Officer August 22, 2005 and named him permanent Chief Financial Officer on November 8, 2005.
     The Company is in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness described above. These improvements include implementation of a new internal control process regarding the valuation of certain assets to support the Company’s valuation and determination of its deferred tax assets and income tax provision.
     Other than the foregoing, there were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On April 24, 2001, we filed suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (USDC E.D. Virginia Civil Action No.: CA-01-266-R) (the “Federal Suit”). On April 24, 2001, we also filed a complaint against Genesis with the International Trade Commission of the United States government (ITC) for unlawful trade practices related to the importation of articles infringing our patent (the “ITC investigation”). The actions sought injunctions to halt the importation, sale, manufacture and use of Genesis DVI receiver chips that infringe our patent, and monetary damages. We voluntarily moved to dismiss the ITC investigation, with notice that we would proceed directly in the Federal Suit. Our motion to dismiss was granted on February 7, 2002. We filed an amended complaint in the Federal Suit as of February 28, 2002, adding a claim for infringement of our U.S. patent number 5,974,464. In April 2002, Genesis answered and made counterclaims against us for non-infringement, license, patent invalidity, fraud, antitrust, unfair competition and patent misuse. Also in April 2002, we filed a motion to dismiss certain of Genesis’s counterclaims. In addition, we filed a motion to bifurcate trial of the counterclaims to the extent the court did not dismiss them. In May 2002, the Court granted our motion to dismiss certain of the counterclaims, with leave to amend. Genesis re-filed counterclaims against us for fraud and patent misuse. We filed another motion to dismiss these counterclaims, which the Court granted with prejudice on August 6, 2002. In December 2002, the parties entered into a memorandum of understanding (MOU) to settle the case. When the parties failed to reach agreement on a final, definitive agreement as required by the MOU, in January 2003, the parties filed motions with the Court to enforce their respective interpretations of the MOU. On July 15, 2003, the Court granted our motion to interpret the MOU in the manner we requested, and ruled that Genesis had engaged in efforts to avoid its obligations under the MOU. On August 6, 2003, the Court entered a final judgment based on its July 15, 2003 ruling. Under the final judgment order, Genesis was ordered to make a substantial cash payment, and to make royalty payments; although Genesis has made a cash payment to the Court, it has not made all the payments that are required under the final judgment order. We filed motions for reimbursement of some of our expenses, including some of our legal fees, and for modification and/or clarification of certain items of the judgment, and to hold Genesis in contempt of Court for breaching the protective order in the case by disclosing secret information to at least one of our competitors. On December 19, 2003, the Court granted our motions in part and denied them in part: the court issued an amended judgment, and held Genesis in contempt of Court for breaching the protective order. Under the amended judgment, Genesis was ordered to make a substantial cash payment, royalty payments, and interest; although Genesis has made certain cash payments to the Court, it has not made all the payments that are required under the amended judgment. On January 16, 2004, Genesis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 26, 2004, the parties completed the filing of their respective appeal briefs. After a hearing, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction. The Federal Circuit held that the lower court’s order, which was based on the parties’ agreement to settle the case, was not “final” and appealable. The case was remanded by the Federal Circuit back to the lower court. The parties have negotiated a stipulation by which the lower court can issue a new final judgment. Under this stipulation, the Court will turn over funds deposited by Genesis to us. On July 19, 2005 the Court sent $6.8 million to Silicon Image, which we have deposited in a segregated account and will not use until Genesis has exhausted all of its appeals. On July 22, 2005, Silicon Image filed a certification with the Court stating that the funds had been received by Silicon Image. On the same day, the Court issued an order dismissing Silicon Image’s lawsuit. Genesis filed a notice of appeal on August 16, 2005 and filed its opening appeal brief on October 24, 2005. Silicon Image has 40 days to file its opposition brief and Genesis will have 14 days from the filing of Silicon Image’s opposition brief to file a reply brief. After the conclusion of the briefing, the Federal Circuit will set a date for oral arguments and will notify the parties of the date.
     To date, we have not received any unrestricted cash payments nor have we recognized any gain associated with the matter. If the MOU is upheld in its present form after all appeals have been exhausted the restrictions on the use of the cash payment will be lifted and additional cash amounts will be owed by Genesis to Silicon Image under the terms of the MOU. In addition, Genesis will be granted a royalty-bearing license for the right to use certain non-necessary patent claims referred to in the DVI Adopters Agreement. In addition, Genesis will be granted a royalty-bearing license for the right to use these claims as part of any HDMI implementation. Genesis will also be granted a royalty-bearing license to expand use of certain DVI- related patent claims to the consumer electronics marketplace. Through September 30, 2005, we have spent and expect to continue to incur significant legal costs until the matter is resolved.
     Silicon Image, certain officers and directors, and Silicon Image’s underwriters have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following Silicon Image’s initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied motions to dismiss brought by the underwriters and certain issuers and ordered that the case may proceed against certain issuers including against Silicon Image. A proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is granted final approval, we do not expect it to have a material effect on our results of operations or financial position. In the event that the settlement is not finally approved, we could not accurately predict the outcome of the litigation, but we intend to defend this matter vigorously.
     Silicon Image and certain of its officers were named as defendants in a securities class action litigation captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus, No. C05 00456 MMC”, commenced on January 31, 2005 and pending in the United States District Court for the Northern District of California. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleges that Silicon Image and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiffs and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed an amended consolidated complaint. The amended complaint no longer names Mr. Gargus as an individual defendant, but adds David Lee as an individual defendant. In accordance with the court’s scheduling order, the defendants filed a motion to dismiss on September 26, 2005, which motion is scheduled to be heard on January 13, 2006. Silicon Image intends to defend itself vigorously in this matter.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

(a) Exhibits
10.01	Silicon Image, Inc. Bonus Plan for Fiscal Year 2005 (as amended) (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K (File No. 000-26887) filed July 25, 2005)

10.02	Employment Offer Letter between Robert Freeman and the Registrant dated August 18, 2005.

10.03	1999 Equity Incentive Plan, as amended through April 5, 2005.

31.01	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005	Silicon Image, Inc.

/s/ Robert R Freeman

Robert R Freeman
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.01	Silicon Image, Inc. Bonus Plan for Fiscal Year 2005 (as amended) (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K (File No. 000-26887) filed July 25, 2005)

10.02	Employment Offer Letter between Robert Freeman and the Registrant dated August 18, 2005.

10.03	1999 Equity Incentive Plan, as amended through April 5, 2005.

31.01	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.