Form 10-K
period 2005-12-31
SILICON IMAGE INC
filed 2006-03-16
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-26887

Silicon Image, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0396307
(State of incorporation)	(IRS employer identification number)

1060 East Arques Avenue
Sunnyvale, CA 94085
(Address of principal executive offices and zip code)

(Registrant’s telephone number, including area code)
(408) 616-4000

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $683,741,554 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding Common Stock (based upon Schedule 13G filings made prior to such date) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2006 was 81,145,950.

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 23, 2006, are incorporated by reference in Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Annual Report on Form 10-K entitled “Factors Affecting Future Results,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Annual Report on Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will”, “can”, “should”, “could”, “estimate”, based on”, “intended”, “would”, “projected”, “forecasted” and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any updates or revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission (SEC). Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1.	Business

Our mission is to be the market leader in the secure storage, distribution and presentation of high definition content in the consumer environment. To ensure that rich digital content is available across devices, whether consumer electronics (CE), personal computers and displays (PC) or storage devices, they must be architected for content compatibility and interoperability.

Our strategy entails establishing industry-standard, high-speed digital, secure interfaces and building market momentum and leadership through our first-to-market, standards-based semiconductor products. Further leveraging our IP portfolio, we broaden market adoption of the Digital Visual Interface (DVI), High-Definition Multimedia Interfacetm (HDMItm) and Serial ATA (SATA) interfaces by licensing our proven IP cores to companies interested in promoting products complementary to our own. Licensing, in addition to creating revenue and return on engineering investment in market segments we choose not to address, creates products complementary to our own that expand the markets for our products and help to improve industry wide interoperability.

We are a leader in the global PC and digital display arena with our innovative PanelLink branded digital interconnect technology, which enables an all-digital connection between PC host systems, such as PC motherboards, graphics add-in boards and notebook PCs and digital displays such as LCD monitors, plasma displays and projectors. Our PanelLink solutions are the most popular DVI implementations in their market, with more than 75 million units shipped to date.

Our CE products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs, HDTVs, A/V receivers, set-top boxes (STBs) and DVD players. Leveraging our core technology and standards-setting expertise, we are a leading force in advancing the adoption of HDMI, the digital audio and video interface standard for the CE market. Introduced in 2003 by founders Hitachi Ltd. (Hitachi), Matsushita Electric Industrial Co. (MEI or Panasonic), Philips Consumer Electronics International B.V. (Philips), Silicon Image, Sony Corporation (Sony), Thomson Multimedia, S.A. (Thomson or Thomson RCA) and Toshiba Corporation (Toshiba), HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically improves quality and simplifies cabling. Based on the same core technology used by the DVI standard, our HDMI technology is also marketed under the PanelLink brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by some Hollywood studios as the technology of choice for the secure distribution of premium content over uncompressed digital connections. We shipped the first HDMI-compliant silicon to the market and currently remain the market leader for HDMI functionality, with more than 35 million units shipped to date.

In the storage market, we have assumed a leadership role in SATA, the high-bandwidth, point-to-point interface that is replacing parallel ATA in desktop storage and making inroads in the enterprise arena due to its improved price/performance ratio. We are a leading supplier of discrete SATA devices with multiple motherboard and add-in-card design wins. Our SATALinktm branded solutions are fully SATA-compliant and offer advanced features and capabilities such as 3Gb/s support Native Command Queuing, port multiplier capability and ATAPI support. We continue to supply high-performance, low-power Fibre Channel Serializer/Deserializer (SerDes) to leading switch manufacturers. In 2004, we shipped our first products based on the SteelVinetm storage architecture that is expected to serve the storage needs of the home consumer and consumer electronics markets with a system- on-a-chip implementation that includes a high-speed switch, a custom designed dual instruction RISC (reduced instruction set computer) micro-processor, firmware and the SATA interface, among other features.

In 2004, we launched PanelLink Cinema Partnerstm, LLC, a wholly-owned subsidiary of ours which was formally changed to Simplay Labs, LLC (Simplay) in December 2005. Simplay operates and markets the Simplay HDtm Testing Program. This testing program is primarily designed for consumer electronics (CE) manufacturers, CE retailers and technology providers. Current members of the program include Hitachi, LG, Mitsubishi, Samsung, Sony, TTE, Tweeter and others. The Simplay HD Testing Program is open to all manufacturers of consumer electronics devices implementing HDMI/HDCP including HDTV’s, DTV’s, Set-Top Boxes (STB’s), DVD players, A/V receivers and cables. The program also maintains broad industry support from a variety of leading digital content providers including The Walt Disney Company, Fox, Universal and Warner Bros.

The Simplay HDtm Testing Program is designed to help consumers know that the digital entertainment devices that they purchase have been tested according to specifications aimed at maximizing the delivery of HD content. The program consists of testing, branding and awareness initiatives directed at retailers as well as consumers. At its core, the program is based on the Simplay HD Compatibility Test Specification (CTS) for device manufacturers. Testing encompasses HDCP functionality in conjunction with HDMI, as well as compatibility (“plug-testing”), between devices from different manufacturers. Products that pass have been verified to meet the Simplay HDtm Testing Program requirements and are licensed to use the Simplay HD logo, enabling consumers to purchase digital entertainment devices with the confidence that they will be able to receive and play the latest digital content with state of the art technology. Leveraging this branding component, the Simplay HDtm Testing Program will be providing education to retailers on the importance of Simplay HD verification.

Markets and Customers

We focus our sales and marketing efforts on achieving design wins with leading original equipment manufacturers (OEMs) of CE, PC, and storage products. In many cases, these OEMs outsource manufacturing functions to third parties. In these cases, once our product is designed into an OEM’s product, we typically work with the OEM’s third-party manufacturer to facilitate the design for production. After the design is complete, we sell our products to these third-party manufacturers either directly or indirectly through distributors.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 54%, 47%, and 41%, of our revenue in 2005, 2004 and 2003, respectively. The increase in 2005 from 2004 and 2003 levels can be attributed to the increased level of purchasing activities with these distributors. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. Our revenue, generated through distributors, was 52%, 45% and 42% of our total revenue in 2005, 2004 and 2003, respectively. World Peace Inc., comprised 17.2%, 15.0% and 13.6% of our revenue in 2005, 2004 and 2003 respectively. Microtek comprised 10.6%, 12.0% and 11.2% of our revenue in 2005, 2004 and 2003 respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors. A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Asia and for the years ended December 31, 2005, 2004, and 2003, 74%, 72%, and 74% of our revenue, respectively, was generated from customers and distributors located outside the United States, primarily in Asia.

Products

Our mission is to be the market leader in the secure storage, distribution and presentation of high definition content in the consumer environment. To ensure that rich digital content is available across devices, consumer electronics, PC and storage devices must be architected for content compatibility and interoperability. Our industry and the markets we serve are characterized by rapid technological advancement. We constantly strive for innovation in our product offerings. We introduce products to address markets or applications that we have not previously addressed, and to replace our existing products with products that are based on more advanced technology that incorporate new or enhanced features. We market products to the CE, PC/display, and storage markets. We expect to continue integrating more functionality into our existing products in order to enhance their performance and capabilities.

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

Our Transition Minimized Differential Signaling TMDS® technology serves as the basis for HDMI, as well as for the Digital Visual Interface (DVI) standard designed for PC applications.

Fully backward-compatible with products incorporating DVI (also pioneered by Silicon Image), HDMI offers additional consumer enhancements such as automatic format adjustment to match content to its preferred viewing format, and the ability to build in intelligence so one remote click can configure an entire HDMI-enabled system. HDMI has the support of major Hollywood studios and offers significant advantages over analog A/V interfaces, including the ability to transmit uncompressed, high-definition digital video and multi-channel digital audio over a single cable.

Silicon Image’s HDMI products are branded under the PanelLink product family and have been selected by many of the world’s leading CE companies.

PanelLink HDMI Transmitters.  Our PanelLink HDMI transmitter products reside on host systems, such as DVD players, DVD recorders, A/V receivers, STBs, PVRs and D-VHS players. PanelLink HDMI transmitters encrypt digital video and audio from a source device, combine it in a single, HDMI-compliant stream and transmit the secure content to a HDMI receiver in a display. Our PanelLink HDMI transmitter products include:

PanelLink HDMI Transmitters

	HDMI	Maximum	Maximum
Product	Outputs	Resolution	Bandwidth	Target Applications

SiI 9030	1	1080p	5 Gbps	DVD players, DVD recorders, A/V receivers, set-top boxes, PVRs, D-VHS players
SiI 9190	1	720p/1080i	2.58 Gbps	HDTV digital set-top boxes, DVD and D-VHS players, A/V receivers

PanelLink HDMI Receivers.  Our PanelLink HDMI receiver products reside in display systems, such as DTVs, HDTVs, plasma TVs, LCD TVs, rear-projection TVs and front projectors, as well as A/V receivers. PanelLink HDMI receivers decode and decrypt an incoming HDMI/HDCP stream and deliver YPbPr or analog RGB video along with digital audio. Our PanelLink HDMI receiver products include:

PanelLink HDMI Receivers

	HDMI	Maximum	Maximum
Product	Inputs	Resolution	Bandwidth	Target Applications

SiI 9011	1	1080p	5 Gbps	DTVs, plasma TVs, LCD TVs, projectors
SiI 9021	2	1080p	5 Gbps	DTVs, plasma TVs, LCD TVs, projectors
SiI 9023	2	1080p	5 Gbps	DTVs, plasma TVs, LCD TVs, projectors
SiI 9031	2	1080p	5 Gbps	A/V receivers, plasma TVs, LCD TVs, DTVs
SiI 9033	2	1080p	5 Gbps	A/V receivers, plasma TVs, LCD TVs, DTVs
SiI 9993	1	720p/1080i	2.58 Gbps	DTVs, plasma displays, LCD TVs, projectors

Digital Video Processors.  Our digital video processor products are high-quality, digital video format converters that convert any standard-definition interlaced video signal to a non-interlaced signal, resulting in higher-definition images. These products are suitable for DTVs, HD-ready TVs or monitors, LCD TV, LCD, or digital light processing projection DTVs, projectors, or progressive scan DVD players. We have recently introduced dual mode DVI/HDMI transmitters to the market to facilitate PC connections to advanced TV displays with HDMI connections. Our digital video processor products include:

Digital Video Processors

Product	Key Features	Target Applications

SiI 504	Horizontal scaler, 3-D motion adaptive deinterlacer, 2:2 & 3:2 inverse pull-down	Progressive scan DVD players, DTVs, LCD TVs, projectors

PCs and Displays

Pioneered by Silicon Image and introduced by the Digital Display Working Group (DDWG), DVI is the digital standard for connecting PCs to digital displays. DVI defines a robust, high-speed serial communication link between host systems and displays — enabling sharper, crystal-clear images and lower cost designs. Accommodating bandwidth in excess of 165 MHz, DVI provides UXGA support with a single-link interface.

Silicon Image’s DVI products are branded under the PanelLink product family with well over 75 million DVI-based units shipped into PC and digital display applications.

PanelLink DVI Transmitters.  Our PanelLink DVI transmitter products reside on host systems, such as PC motherboards, graphics add-in boards and notebook PCs. Transmitters take a stream of digital data from a graphics source, convert it to DVI-compliant digital output and transmit that output to a receiver in a display. Our PanelLink DVI and DVI/HDMI transmitter products include:

PanelLink DVI Transmitters

Maximum
Product	Maximum Resolution	Bandwidth	Target Applications

SiI 1362	UXGA (1600 × 1200 pixels)	5 Gbps	PC motherboards, notebook PCs
SiI 1364	UXGA (1600 × 1200 pixels)	5 Gbps	Intel SDVO ADD2 cards
SiI 1160	UXGA (1600 × 1200 pixels)	5 Gbps	Internal display interfaces, embedded/specialty applications
SiI 1172	QXGA (2048 × 1536 pixels)	6.8 Gbps	Desktop PC motherboards and add-inboards, notebook PCs
SiI 1162	UXGA (1600 × 1200 pixels)	5 Gbps	Desktop PC motherboards and add-in boards, notebook PCs
SiI 178	QXGA (dual link) (2048 × 1536 pixels)	10 Gbps	Desktop PC motherboards and add-in boards that support Dual-Link DVI
SiI 164	UXGA (1600 × 1200 pixels)	5 Gbps	Desktop PC motherboards and add-in boards, notebook PCs
SiI 1178	QXGA (dual link) (2048 × 1536 pixels)	10 Gbps	Desktop PC motherboards and add-in boards that support Dual-Link DVI
SiI 1390	UXGA (1600 × 1200 pixels)	5 Gbps	Desktop PC motherboards & notebook PCs that support HDMI and DVI using SDVO chipset
SiI 1930	UXGA (1600 × 1200 pixels)	5 Gbps	Desktop PC add-boards & notebook PCs that support HDMI and DVI using discrete GPU

PanelLink DVI Receivers.  Our PanelLink receiver products reside in display systems, such as flat panel displays and projectors. Receivers receive DVI-compliant digital input and restore the video data format. Our receivers also contain functionality that simplifies the design of digital displays. Our PanelLink DVI receiver products include:

PanelLink DVI Receivers

	Maximum	Maximum
Product	Resolution	Bandwidth	Target Applications

SiI 1169	UXGA (1600 × 1200 pixels)	5 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 1171	QXGA (2048 × 1536 pixels)	6.8 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 1161	UXGA (1600 × 1200 pixels)	5 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 1151	SXGA (1280 × 1024 pixels)	3.36 Gbps	LCD monitors, data, video and multimedia projectors, plasma displays
SiI 163B	QXGA (2048 × 1536 pixels)	10 Gbps	Desktop monitors that support Dual-Link DVI
SiI 141B	High-refresh XGA(1024 × 768 pixels)	2.58 Gbps	Flat panel displays, projectors, embedded/specialty/retail and industrial, LCD panels

PanelLink DVI Controllers.  Our PanelLink controller products are suitable for display systems such as flat panel displays and digital televisions. Our PanelLink controller products include:

PanelLink DVI Controllers

	Maximum	Maximum
Product	Resolution	Bandwidth	Key Features	Target Applications

SiI 863	SXGA+(1400 × 1050 pixels)	3.36 Gbps	LVDS Tx, scaling, on-screen display, power management, gamma correction, dithering	Flat panel displays, plasmas, projectors, embedded/ specialty/retail and industrial
SiI 861	SXGA+(1400 × 1050 pixels)	3.36 Gbps	HDCP, LVDS Tx, scaling on-screen display, power management, gamma correction, dithering	LCD and flat panel displays
SiI 859	SXGA+(1400 × 1050 pixels)	3.36 Gbps	HDCP, scaling, on- screen display, power management, gamma correction, dithering	LCD micro displays

Intelligent Panel Controllers.  Our Intelligent Panel Controller (IPC) products are programmable controllers with integrated timing controllers that reside on the LCD display module. These products receive digital input, restore the video data format and directly interface with the LCD module electronics. Our IPC products include:

Intelligent Panel Controllers

	Maximum	Maximum
Product	Resolution	Bandwidth	Key Features	Target Applications

SiI 1257	WUXGA	165 MHz	PanelLink receiver TTL LCD timing controller	LCDs for flat panel displays
SiI 263	UXGA	140 MHz	PanelLink receiver RSDSLCD timing controller	LCDs for flat panel displays
SiI 253	SXGA	140 MHz	PanelLink receiver TTL LCD timing controller	LCDs for flat panel displays
SiI 215A	WXGA (1280 × 768 pixels)	85 MHz	1 channel LVDS input interface, RSDS output	LCDs for notebook PCs and flat panel displays

Storage

Silicon Image sells a variety of storage products that facilitate today’s demanding storage applications. One of these products is our SteelVine product line, which is designed to integrate functionality typically associated with a redundant array of independent disks (RAID) into a single chip and significantly lower the cost of highly reliable storage solutions for the home consumer and for newly emerging CE applications like DVR and Media PC’s.

Silicon Image continues to introduce higher levels of SATA integration, driving higher SATA performance and functionality, and delivering a family of SATA system-on-a-chip solutions and systems for the consumer electronics environment.

Serial ATA offers a number of benefits over parallel ATA interfaces, including higher bandwidth, scalability, lower voltage and narrower cabling. As a result, SATA is expected to become the standard drive interface for desktop and notebook PCs and is expected to establish a significant presence in both enterprise storage and CE applications through external SATA (e-SATA) connections.

Silicon Image’s new SteelVine storage architecture enables a new class of storage systems solutions available to the home consumer and consumer electronics markets. SteelVine-based systems deliver enterprise-class features such as virtualization, RAID, hot-plug and hot spare, in appliance-like solutions that are simple, reliable, affordable and scalable. The first system implementation of the SteelVine architecture, the SV2000tm, is a reference design that leverages a standard SATA interface to provide a sophisticated RAID solution that does not require special OS drivers or RAID software to load or configure.

SteelVine Storage Reference Systems.  The products in our SteelVine storage reference systems family include a 5-drive SATA-II array as well as a 2-drive SATA-II array and a two and four external port host bus adapter that maximize the performance of the SV2000 and SV1000. Customers have the option of going to production directly with Silicon Image reference designs to achieve time to market objectives or have the option of purchasing SteelVine ICs. Our storage reference systems products and IC products include:

SteelVine Storage Reference Systems

	Key Features	Target Applications

SV2000	5-drive external SATA-II array with SteelVine processor with flexible storage virtualization capabilities	Video editing, consumer electronics and digital media storage in the home
SV1000	2-drive external SATA-II array with SteelVine processor with flexible storage virtualization capabilities	Home data storage, media data storage, SMB applications, video editing
SV-HBA-3124-2(4)	2 & 4-external port PCI-X-to-SATA-II host bus adapter	Video editing, consumer electronics and digital media storage in the home

SteelVine Storage ICs

	Key Features	Target Applications

Sil 4723	2-drive SteelVine IC with 3Gb/s Serial ATA host link and support for up to 2 SATA devices	Consumer storage applications for PC and CE markets.
Sil 4726	5-drive Steelvine IC with 3Gb/s Serial ATA host link and support for up to 5 SATA devices	Consumer storage applications for PC and CE markets.

Silicon Image’s proven multi-layer approach to providing robust, cost-effective, multi-gigabit semiconductor solutions on a single chip for high-bandwidth applications, lends itself well to SATA storage market applications.

Silicon Image has assumed a leadership role in driving SATA adoption across desktop and enterprise platforms. Silicon Image’s SATA semiconductor products are branded under the SATALink product family.

SATALink Serial ATA Host Controllers and Device Bridges.

The products in our SATALink family include six host controllers, and two bridge ICs that enable customers to begin to incorporate SATA while they transition from parallel ATA. Our SATA controller, and device bridge products are based on the SATA specifications published by the Serial ATA International Organization (SATA-IO) and include:

SATALink Serial ATA Controllers and Device Bridges

	Number of
Product	Ports	Key Features	Target Applications

SiI 3132	2	Single chip, dual-channel, PCI-Express-to-3Gb/s SATA-II host controller, SATARAIDtm software, 1st Party DMA, hot plug, ATAPI, port multiplier with FIS-based switching, variable output strengths for backplane support, Supports up to 3Gb/s per channel.	PC motherboards, server motherboards, add-in-cards, embedded applications

	Number of
Product	Ports	Key Features	Target Applications

SiI 3124-2	4	Single chip, quad-channel, PCI-X-to-3Gb/s SATA-II host controller, SATARAIDtm software, 1st Party DMA, hot plug, ATAPI support, port multiplier support with FIS-based switching, variable output strengths for backplane support, Supports up to 3Gb/s per channel.	Server motherboards, server add-in-cards, host bus adapters, RAID subsystems, embedded applications
SiI 3124-1	4	Single-chip, quad-channel, PCI-X-to-1.5Gb/s SATA-I host controller, SATARAIDtm software, 1st Party DMA, hot plug, ATAPI support, port multiplier support with FIS-based switching, variable output strengths for backplane support, Supports up to 1.5Gb/s per channel.	Server motherboards, server add-in-cards, host bus adapters, RAID subsystems, embedded applications
SiI 3114	4	Single-chip, quad-channel, PCI-to-1.5Gb/s SATA-I host controller, SATARAIDtm software, hot plug, ATAPI support, variable output strengths for backplane support	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded applications
SiI 3512E	2	Single-chip, dual-channel, low pin-count PCI-to-1.5Gb/s SATA-I host controller, SATARAIDtm software, hot plug	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded applications
SiI 3112	2	Single chip, dual-channel, PCI-to-1.5Gb/s SATA-I host controller, SATARAIDtm software, hot plug, ATAPI support	PC motherboards, RAID or non-RAID disk controller add-in cards, storage and embedded systems
SiI 3811	1	1.5Gb/s Serial ATA-to-Parallel ATA device bridge, ATAPI support	Notebook and PC motherboards, ATAPI devices
SiI 3611	1	1.5Gb/s Serial ATA-to-Parallel ATA device bridge, ATAPI support	Optical and hard disk drives, storage systems, add-in cards, ATAPI devices

Parallel ATA Controller.  Our parallel ATA controller serves products incorporating the parallel ATA interface such as motherboards, add-in cards and embedded systems. Our parallel ATA controller product is:

Parallel ATA Controllers

Product	Key Feature	Target Applications

SiI 0680	Ultra ATA/133 PCI-to-ATA host Controller	PC Motherboards, PC add-in-cards, server motherboards, host bus adapters, embedded applications

Fibre Channel SerDes.  Our Fibre Channel Serializer/Deserializer (SerDes) products are low-power, high-quality (low-jitter), cost-effective solutions for applications such as host bus adapters (HBAs) and switches that connect PCs and servers to large storage banks. Our Fibre Channel products include:

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

Promotion of Industry Standards

A key element of our business strategy is the development and promotion of industry standards in our target markets. Current standards efforts include:

High-Definition Multimedia Interface (HDMI)

We, together with Sony, Matsushita (Panasonic), Philips, Thomson (RCA), Hitachi and Toshiba, entered into a Founder’s Agreement and formed a working group to develop a specification for a next-generation digital interface for consumer electronics. In December 2002, the final specification for High-Definition Multimedia Interface (HDMItm) 1.0 was released. In May 2004, the HDMI specification was modified (HDMI 1.1) to include DVD audio-related capabilities. In August 2005, the HDMI specification was modified (HDMI 1.2) to include SACD audio-related capabilities, and to improve support for PC monitor resolutions.

The HDMI 1.2 specification is based on our TMDS® technology, the underlying technology for DVI 1.0, and has received strong support from Fox and Universal Studios (now NBC Universal), DirecTV and Echostar. Because of the number of devices and the dynamic nature of the consumer electronics market it is expected that the HDMI standard will evolve further over time. As an HDMI Founder, we have actively participated in the evolution of the HDMI specification. Additionally, the HDMI standard has been approved as a digital connection by the Federal Communications Commission (FCC) and DVD Forum for use in TVs and STBs and for use in DVD players. This is discussed in more detail below. In December 2005, the HDMI specification was modified (HDMI 1.2a) to include the full specification of CEC features and compliance tests as well as additional cable and connector testing requirements.

As of December 31, 2005, there were 313 companies that had signed HDMI Adopters Agreements, and are granted a standard license to the HDMI specification and necessary patents. We expect HDMI to proliferate and become the standard digital interface for consumer electronics products that carry digital audio and video signals.

As a requirement under the HDMI specification, manufacturers are required to test their first product in each of four product categories at an independent HDMI Authorized Testing Center (ATC). We operate several HDMI ATCs that tests manufacturer products for conformance to the HDMI specification. Our first HDMI ATC opened in August of 2003. We charge a per product fee for testing in the following categories: (i) source devices, such as DVD players, (ii) sink devices, such as televisions, (iii) repeater devices, such as AV receivers, and (iv) HDMI cables.

In the United States, the FCC issued its Plug and Play order in October 2003. In November 2003 and March 2004, these rules, known as the Plug & Play Final Rules (Plug & Play Rules), became effective. The Plug and Play Rules are relevant to DVI and HDMI with respect to high definition set-top boxes and the labeling of digital cable ready televisions.

Regarding high-definition set-top boxes, the FCC stated that, as of July 1, 2005, all high definition set-top boxes acquired by cable operators for distribution to subscribers would need to include either a Digital Visual Interface (DVI) or High-Definition Multimedia Interface (HDMI) with HDCP.

Regarding digital cable ready televisions, the FCC stated that a unidirectional digital cable television may not be labeled or marketed as digital cable ready unless it includes the following interfaces according to the following schedule:

(i) For 480p grade unidirectional digital cable televisions, either a DVI/HDCP, HDMI/HDCP, or 480p Y,Pb,Pr (analog) interface:

(A) Models with screen sizes 36 inches and above: 50% of a manufacturer’s or importer’s models manufactured or imported after July 1, 2004; 100% of such models manufactured; or

(B) Models with screen sizes 32 to 35 inches: 50% of a manufacturer’s or importer’s models manufactured or imported after July 1, 2005; 100% of such models manufactured or imported after July 1, 2006.

(ii) For 720p/1080i grade unidirectional digital cable televisions, either a DVI/HDCP or HDMI/HDCP interface:

(A) Models with screen sizes 36 inches and above: 50% of a manufacturer’s or importer’s models manufactured or imported after July 1, 2004; 100% of such models manufactured or imported after July  1, 2005;

(B) Models with screen sizes 25 to 35 inches: 50% of a manufacturer’s or importer’s models manufactured or imported after July 1, 2005; 100% of such models manufactured or imported after July 1, 2006; or

(C) Models with screen sizes 13 to 24 inches: 100% of a manufacturer’s or importer’s models manufactured or imported after July 1, 2007.

In the past, the FCC has made modifications to its rules and timetable for the digital television transition and it may do so in the future.

In January 2005, the European Industry Association for Information Systems, Communication Technologies and Consumer Electronics (EICTA) issued its “Conditions for High Definition Labeling of Display Devices” which requires all HDTVs using the “HD Ready” logo to have either an HDMI or DVI input with HDCP. In August 2005, EICTA issued its “Minimum Requirements for HD Television Receivers” which requires HD Receivers without an integrated display (e.g. HD STBs) utilizing the “HDTV” logo and intended for use with HD sources (e.g. television broadcasts), some of which require content protection in order to permit HD quality output, to have either a DVI or HDMI output with HDCP.

In August 2005, the Cable and Satellite Broadcasting Association of Asia (CASBAA) issued a series of recommendations in its “CASBAA Principles for Content Protection in the Asia-Pacific Pay-TV Industry” for handling digital output from future generations of set-top boxes for VOD, PPV, Pay-TV and other encrypted digital programming applications. These recommendations include the use of one or more HDMI with HDCP or DVI with HDCP digital outputs for set-top boxes capable of outputting uncompressed high-definition content.

High-bandwidth Digital Content Protection (HDCP)

In 2000, the High-bandwidth Digital Content Protection (HDCP) specification HDCP 1.0 was published by Intel, with contributions by Silicon Image, acknowledged in the specification. The specification was developed to provide a content-protected link from host devices, such as PCs, set-top boxes and DVD and D-VHS players, to displays such as computer monitors, HDTVs and digital TVs. This technology has support from certain members of the Motion Picture Industry Association and aims to prevent high-definition movie content from being copied when transmitted over a digital link. In 2003, the HDCP specification was modified and made available for use over HDMI interfaces.

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

As noted above, the FCC in the Plug & Play Rules included DVI/HDCP and HDMI/HDCP requirements for high-definition STBs acquired by cable operators for distribution to cable subscribers and for use of the “digital cable ready” label for televisions. In the past, the FCC has made modifications to its rules and timetables for digital television transition and may continue to do so in the future.

Serial ATA Working Group

During 2000, we acquired Zillion Technologies, a developer of high-speed transmission technology for data storage applications. Zillion contributed in drafting the preliminary SATA 1.0, published in 2001 which was being promoted as a successor to parallel bus technology. We were a contributor to the SATA working group, which includes, Dell, Intel, Maxtor, Seagate, and Vitesse among its promoters. In February 2002, we joined the SATA II Working Group, the successor to SATA working group, as a contributor. The SATA II working group released “Extensions to Serial ATA 1.0 Specifications” in October 2002 and “Extensions to Serial ATA 1.0a rev. 1.1” in November of 2003, to enhance the existing SATA 1.0 specification for the server and network storage markets. The SATA II working group has also released specifications for SATA port multipliers and SATA port selectors.

In 2004, the SATA II working group released specifications for the next-generation SATA speed of 3 Gb/s and external cabling for SATA.

In July 2004, a new organization, the Serial ATA International Organization, (SATA-IO), was formed as the successor to the SATA II working group. This organization provides the industry with guidance and support for implementing the SATA specification. We are a member of the SATA-IO, which has a current membership of over 100 companies including its current board members, Dell, Intel, Maxtor, Seagate and Vitesse. Under the SATA-IO committee, a revised 2.5 specification has been released. Silicon Image continues to be an active member in the Serial-IO group.

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

UDI Working Group

In May 2005, we entered into the Unified Display Interface Specification Promoters Agreement (UDI Promoters Agreement) with Intel and National Semiconductor, since joined by Apple Computer, LG Electronics, and Samsung Electronics, to develop and promote the Unified Display Interface specification that is intended to serve as the next-generation digital display interface standard for PCs and provide compatibility with Consumer Electronics devices. UDI is targeted to become the new display interface for desktop PCs, workstations, notebook PCs and PC monitors, replacing the aging VGA analog standard and providing guidelines to ensure backward compatibility with today’s DVI standard. Further, the UDI specification is planned to be fully compatible with HDMI and advanced CE displays. It is also intended that UDI will be able to use High-bandwidth Digital Content Protection (HDCP) technology

We intend to continue to be involved and actively participate in other standard setting initiatives.

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

The three layers of our Multi-layer Serial Link (MSL) architecture include the physical, coding and protocol layers. Serial link technology is the basis for the physical layer, which performs electrical signaling in several data communication protocols, including DVI 1.0, HDMI 1.2, Serial ATA and Fibre Channel. This technology converts parallel data into a serial stream that is transmitted sequentially at a constant rate and then reconstituted into its original form. Our high-speed serial link technology includes a number of proprietary elements designed to address the significant challenge of ensuring that data sent to a display or a storage device can be accurately recovered after it has been separated and transmitted in serial streams over multiple channels. In order to enable a display or a storage device to recognize data at the proper time and rate, our digital serial link technology uses a digital phase-locked loop combined with a unique phase detecting and tracking method to monitor the timing of the data.

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

PanelLink HDMI

Our PanelLink HDMI technology sends protected high-fidelity digital audio and high-definition video across the HDMI link for use in the consumer electronics market. Combining digital video and multi-channel digital audio transmissions in a single interconnect system simplifies and reduces the cost of the connection between consumer electronics devices, while maintaining high quality and content protection. PanelLink HDMI technology is fully compliant with the HDMI 1.2 specification.

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

Research and Development

Our research and development efforts continue to focus on developing higher bandwidth links and links with higher levels of integrated features and functions for use in various CE, PC, and storage applications. By utilizing our patented data coding technology and different clocking methodologies, we believe our high-speed link can scale with advances in semiconductor manufacturing process technology, simplify system design, and be combined with other functionality to provide new innovative solutions for our customers.

We have invested, and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses (including stock compensation expense of $3.9 million, $16.6 million, and $6.9 million for 2005, 2004 and 2003, respectively) were approximately $44.9 million, $61.5 million, and $43.4 million in 2005, 2004 and 2003, respectively.

Sales and Marketing

We sell our products to distributors and OEMs throughout the world using a direct sales force with field offices located in North America, Taiwan, Europe, Japan and Korea, and indirectly through a network of distributors and manufacturer’s representatives located throughout North America, Asia and Europe.

Our sales strategy for all products is to achieve design wins with key industry leaders in order to grow the markets in which we participate and to promote and accelerate the adoption rate for industry standards (such as DVI, HDMI and SATA) that we support or are developing. Our sales personnel and applications engineers provide a high-level of technical support to our customers. Our marketing efforts focus primarily on promoting adoption of the DVI, HDMI and SATA standards, participating in industry trade shows and forums, entering into branding relationships such as PanelLink for DVI, HDMI and SATALink for SATA to build awareness of our brands, and bringing new solutions to market.

Manufacturing

Wafer Fabrication

Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing our manufacturing requirements, we are able to avoid the high-cost of owning and operating a semiconductor wafer fabrication facility, take advantage of these suppliers’ high-volume economies of scale and it also gives us direct and timely access to advancing process technology. This allows us to focus our resources on the innovation or design and quality of our products. Our devices are currently fabricated using 0.35 micron, 0.25 micron and 0.18 micron processes. We have conducted research and development projects for our licensees that have involved 0.13 micron and 0.90 nm designs. We continuously evaluate the benefits, primarily improved performance and costs, and feasibility of migrating our products to smaller geometry process technologies. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC), an outside foundry, to produce all of our CE, PC, SATA and Fibre Channel products. We also rely on other outside foundries, such as Kawasaki and Atmel, to produce our parallel ATA products. We do not have long-term supply agreements with Kawasaki or Atmel and therefore cannot be assured of sufficient capacity availability or future prices. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly. We attempt to optimize wafer availability by continuing to use less advanced wafer geometries, such as 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron, for which foundries generally have more available capacity.

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

Quality Assurance

We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in-depth circuit simulation at temperature, voltage and processing extremes before being fabricated. We pre-qualify each of our subcontractors through an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer foundries and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yields. Our independent foundries, assembly and test subcontractors have achieved International Standards Organization (ISO) 9001 certification.

Intellectual Property

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements, licenses, and methods, to protect our proprietary technologies. As of December 31, 2005, we have been issued over 70 United States patents and have in excess of 55 United States patent applications pending. Our issued patents expire in 2014 or later, subject to our payment of periodic maintenance fees. We cannot assure you that any valid patent will be issued as a result of any applications or, if issued, that any claims allowed will be sufficiently broad to protect our technology, or that any patent will be upheld in the event of a dispute. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. We also generally control access to and distribution of our documentation and other proprietary information. Despite our precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, and the outcome often is not predictable, and the relief available may not compensate for the harm caused.

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

Pursuant to the UDI Promoters Agreement, we agreed, subject to conditions stipulated in such agreement, to license certain specific elements of our TMDS and panel interface logic intellectual property to adopters of the UDI specification on a reciprocal, royalty-free basis. We agreed to grant rights to the UDI Promoters and future adopters of the UDI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the adopters of the UDI specification from using certain specific elements of our intellectual property for certain purposes for free.

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

•	Analog Solutions. Display systems still predominantly employ an analog interface. Improvements to analog interface display solutions may slow the adoption of all-digital display systems. We compete with analog solution vendors such as Analog Devices, Genesis Microchip, MRT and a number of Taiwan-based companies.

•	DVI-Compliant Solutions. We believe that over time, the DVI specification will become widely adopted in the digital display industry and attract additional market entrants. We believe the following companies have developed or announced intentions to develop DVI-compliant solutions: Analog Devices, ATI Technologies, Broadcom, Chrontel, Conexant, Genesis Microchip, MRT, National Semiconductor, nVidia, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine.

•	Dual-Interface Solutions. The following companies have developed, or announced intentions to develop, products that connect to both analog and digital host systems, also known as a dual-interface solution: Genesis Microchip, Macronix, MRT, Philips Semiconductor, Pixelworks and a number of Taiwan-based companies.

•	Other Digital Interface Solutions. Texas Instruments, Thine, and National Semiconductor offer proprietary digital interface solutions based on LVDS, or low voltage differential signaling technology. LVDS technology has gained broad market acceptance in notebook PCs, and has gained some adoption with PC and display manufacturers for use outside of the notebook PC market.

The market for our intelligent panel controller products is also very competitive. Some of our intelligent panel controller products are designed to be functionally interchangeable with similar products sold by National Semiconductor, Texas Instruments, Samsung Semiconductor, Novatek and Thine.

In the consumer electronics market, our digital interface products are used to connect new cable set-top boxes, satellite set-top boxes and DVD players to digital televisions. These products incorporate DVI and HDCP, or HDMI with HDCP support. Companies that have announced or are shipping competing DVI-HDCP solutions include Analog Devices, Texas Instruments, Thine, Broadcom, Conexant, Mstar, and Genesis Microchip. In addition, our video processor products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis Microchip, Mediamatics, Micronas Semiconductor, Oplus, Philips Semiconductor, Pixelworks, ATI, and

Trident. We also compete in some instances against in-house processing solutions designed by large consumer electronics OEMs. While we have experienced only modest competition for HDMI products in 2004 and 2005, we expect increased competition for HDMI products beginning in 2006, from the other HDMI founders and adopters, including Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba as well as several other companies.

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

Our serial ATA products compete with similar products from Marvell Technology, VIA Technologies, Silicon Integrated Systems, J-Micron, Atmel and Promise Technology. In addition, other companies, such as APT, Intel, LSI Logic, ServerWorks and Vitesse, have developed or announced intentions to develop SATA products. We also are likely to compete against Intel, nVidia, VIA Technologies, Silicon Integrated Systems, ATI Technologies and other motherboard chip-set makers that have or have announced intentions to integrate SATA functionality into their chipsets.

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

Employees

As of December 31, 2005, we had a total of 384 employees, including 37 located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business will be seriously harmed.

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

Item 1A.  Risk Factors

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

The revenue and income potential of our business and the markets we serve are early in their lifecycle and are difficult to predict. The Digital Visual Interface (DVI) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of consumer electronics and storage IC products in mid-to-late 2001. The preliminary serial ATA specification was first published in August 2001. The High Definition Multimedia Interface (HDMI) specification was first released in December 2002. Our SteelVinetm storage architecture was first released in September 2004. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We have a history of losses and may not sustain profitability.

For the year ended December 31, 2005, we generated net income of $49.5 million. However, prior to 2005, we incurred net losses in each fiscal year since our inception, including net losses of $0.3 million and $12.8 million for the years ended December 31, 2004 and 2003, respectively. Accordingly, we may not sustain profitability.

Our annual and quarterly operating results may fluctuate significantly and are difficult to predict.

Our annual and quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

•	the growth, evolution and rate of adoption of industry standards for our key markets, including digital-ready PCs and displays, consumer electronics and storage devices and systems;

•	the fact that our licensing revenue is heavily dependent on a few key licensing transactions being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected, and our concentrated dependence on a few licensees in any period for substantial portions of our expected licensing revenue and profits;

•	the fact that our licensing revenue has been uneven and unpredictable over time, and is expected to continue to be uneven and unpredictable for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter;

•	competitive pressures, such as the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products, including integration into their products of functionality offered by our products, the prices set by competitors for their products, and the potential for alliances, combinations, mergers and acquisitions among our competitors;

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations regarding the timing and extent to which digital content must be made available to consumers;

•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components;

•	the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products;

•	fluctuations in the price of our common stock, which drive a substantial portion of our non-cash stock compensation expense; and

•	the nature and extent of litigation activities, particularly relating to our patent infringement suit against Genesis Microchip and any subsequent legal proceedings related to the matters raised in that suit, and a class action lawsuit against us that was initiated in early 2005.

Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our future annual and quarterly operating results are highly dependent upon how well we manage our business.

Our annual and quarterly operating results may fluctuate based on how well we manage our business. Some of these factors include the following:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels, and manage other matters necessary to enter new market segments;

•	our ability to successfully manage our business in multiple markets such as PC, storage and CE, which may involve additional research and development, marketing or other costs and expenses;

•	our ability to close licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;

•	our ability to engineer customer solutions that adhere to industry standards in a timely and cost-effective manner;

•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;

•	our ability to manage joint ventures and projects, design services, and our supply chain partners;

•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;

•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;

•	the success of the distribution and partner channels through which we choose to sell our products; and

•	our ability to manage expenses and inventory levels.

If we fail to effectively manage our business, this could adversely affect our results of operations.

The licensing component of our business strategy increases business risk and volatility.

Part of our business strategy is to license certain of our technology to companies that address markets in which we do not want to directly participate. We signed our first license contract in December 2001 and have limited experience marketing and selling our technology on a licensing basis. There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin content, licensing revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology, and other factors. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from licensing transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

We face intense competition in our markets, which may lead to reduced revenue from sales of our products and increased losses.

The CE, PC and storage markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. We expect competition for many of our products to increase, as industry standards become widely adopted and as new competitors enter our markets.

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

Our success depends in part on demand for our new SteelVine storage products.

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

Our success depends in part on the success of our new integrated HDMI DTV products.

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

Our success in the consumer electronics market is largely dependent upon the rapid and widespread adoption of the HDMI specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (TMDS®) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption in December 2002, Version 1.1 of the specification was published for adoption in May 2004, and Versions 1.2 and

1.2a were published for adoption in August and December 2005, respectively. We cannot predict the rate at which manufacturers will adopt the HDMI specification. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.

We believe that the adoption of our CE products may be affected in part by U.S. and international regulations relating to digital television, cable, satellite and over-the-air digital transmissions, specifically regulations relating to the transition from analog to digital television. The FCC has adopted rules governing the transition from analog to digital television, which include rules governing the requirements for television sets sold in the United States designed to speed the transition to digital television. The FCC has delayed such requirements and timetables for phasing in digital television in the past. We cannot predict whether the FCC will further delay its rules relating to the digital television requirements and timetables. In the event that additional regulatory activities, either in the United States or internationally, delay or postpone the transition to digital television beyond the anticipated time frame, that could reduce the demand for our CE products.

In addition, we believe that the rate of HDMI adoption may be accelerated by FCC rules and EICTA (Europe) and CASBAA (Asia) recommendations discussed in the “Promotion of Industry Standards” section above. However, in the case of the FCC, we cannot predict whether these rules will be amended prior to completion of the phase-in dates or that such phase-in dates will not be delayed. In addition, we cannot guarantee that the FCC will not in the future reverse these rules or adopt rules requiring or supporting different interface technologies, either of which would adversely affect our business. In the case of the EICTA and CASBAA recommendations, we cannot predict the rate at which manufacturers will implement the HDMI-related recommendations in their products.

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

Substantially all of our sales are made on the basis of purchase orders, rather than long-term agreements. In addition, our customers may unilaterally cancel or reschedule purchase orders. We purchase inventory components and build our products according to our estimates of customer demand. This process requires us to make multiple assumptions, including volume and timing of customer demand for each product, manufacturing yields and product quality. If we overestimate customer demand or product quality or under estimate manufacturing yields, we may build products that we may not be able to sell at an acceptable price, when we expect or at all. As a result, we would have excess inventory, which would increase our losses. As an example, we may be expected to purchase inventory components and contract for services for a unique product design for a customer that may not ever be put into production by that potential customer or may be put into production later or in smaller quantities than we anticipate. Additionally, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could forego revenue opportunities or incur significant costs for rapid increases in production, lose market share and damage our customer relationships.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2005, shipments to World Peace International, an Asian distributor, generated 17.2% of our revenue and shipments to Microtek, a distributor, generated 10.6% of our revenue. For the year ended December 31, 2004, shipments to World Peace International generated 15% of our revenue, and shipments to Microtek generated 12% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 52% of our revenue for the year ended December 31, 2005, 45% of our revenue for the year ended December 31, 2004, and 42% of our revenue for the year ended December 31, 2003. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions. In 2001, we completed the acquisitions of CMD and SCL. In April 2003, we acquired Transwarp Networks, Inc. (TWN). We may acquire additional companies or technologies. Acquisitions involve numerous risks, including, but not limited to, the following:

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia, and for the years ended December 31, 2005, 2004 and 2003, 74%, 72%, and 74% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia.

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

Intel has a dominant role in many of the markets in which we compete, such as PCs and storage, and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:

•	Intel and we have been parties to business cooperation agreements;

•	Intel and we are parties to a patent cross-license;

•	Intel and we worked together to develop HDCP;

•	an Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;

•	Intel and we were two of the promoters of the Digital Display Working Group (DDWG);

•	Intel and we are two of the promoters of the Unified Display Interface Working Group;

•	Intel is a promoter of the serial ATA working group, of which we are a contributor;

•	Intel is a supplier to us and a customer for our products;

•	we believe that Intel has the market presence to drive adoption of serial ATA by making them widely available in its chipsets and motherboards, which could affect demand for our products;

•	we believe that Intel has the market presence to affect adoption of HDMI by either endorsing complementary technology or promulgating a competing standard, which could affect demand for our products;

•	Intel may potentially integrate the functionality of our products, including Fibre Channel, serial ATA, DVI, or HDMI into its own chips and chipsets, thereby displacing demand for some of our products;

•	Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;

•	Intel’s technology, including its 845G chipset, may lower barriers to entry for other parties who may enter the market and compete with us; and

•	Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.

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

We have been and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. We and certain of our officers and directors, together with certain investment banks, have been named as defendants in a securities class action suit filed against us on behalf of purchasers of our securities between October 5, 1999 and December 6, 2000. It is alleged that the prospectus related to our initial public offering was misleading because it failed to disclose that the underwriters of our initial public offering had solicited and received excessive commissions from certain investors in exchange for agreements by investors to buy our shares in the aftermarket for predetermined prices. Due to inherent uncertainties in litigation, we cannot accurately predict the outcome of this litigation; however, a proposed settlement has been negotiated and has received preliminary approval by the Court. This settlement will not require Silicon Image to pay any settlement amounts nor issue any securities. In the event that the settlement is not granted final approval, we believe that these claims are without merit and we intend to defend vigorously against them.

We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24,

2005. The lawsuit alleged that we and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against us, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006 and that motion is currently scheduled to be heard on June 9, 2006.

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

In 2001, we filed a suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (Case No.: CA-01-266-R). In 2002, we added a claim for infringement of our U.S. patent number 5,974,464. In December 2002, the parties entered into an agreement that apparently settled the case. The agreement was reflected in a Memorandum of Understanding (MOU), which contemplated, among other things, the execution of a more detailed “definitive agreement” by December 31, 2002. Disputes arose, however, regarding the interpretation of certain terms of the MOU, and the parties were unable to conclude a definitive agreement. The parties’ disputes were brought before the court, and on July 15, 2003, the court held that the MOU constituted a binding settlement agreement, and that our interpretation of the MOU was correct. Thereafter, the court ordered Genesis to make certain payments described in the MOU to the Court’s escrow account, and on December 19, 2003, the court entered judgment based on its July 15, 2003 ruling.

Genesis appealed the judgment to the U.S. Court of Appeals for the Federal Circuit on January 16, 2004. On January 28, 2005, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction, holding that the judgment below was not final and appealable. Specifically, the Court of Appeals found that the parties’ agreement to settle the case, as embodied in the MOU, required that Genesis pay us, rather than the district court’s escrow account, certain of the payments described in the MOU.

The case was remanded to the district court, where the parties subsequently agreed to a stipulated order whereby the funds held by the district court were transferred to Silicon Image, under restrictions, until appeals are exhausted. On July 22, 2005, based on the stipulated order, the court dismissed the case with prejudice. Genesis filed a renewed appeal to the Federal Circuit, asserting among other things that the district court erred in its interpretation of the MOU, that the MOU (as interpreted by the court) constitutes patent misuse, and that the district court erred in construing certain claim terms in the asserted patents. A hearing on that appeal is scheduled for April 5, 2006, and a ruling is expected within two to three months thereafter.

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

The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, SFAS No. 123R, Share Based Payments, which comes into effect on January 1, 2006, will require us to record compensation expense for options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

We use contractors to provide services to us, which often involves contractual complexity, tax and employment law compliance, and being subject to audits and other governmental actions. We have been audited for our contracting policies in the past, and may be in the future. Burdening our ability to freely use contractors to provide services to us may increase the expense of obtaining such services, and/or require us to discontinue using contractors and attempt to find, interview, and hire employees to provide similar services. Such potential employees may not be available in a reasonable time, or at all, or may not be hired without undue cost.

We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future.

We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:

•	In January 2005, Steve Laub (who replaced David Lee in November 2004) resigned from the positions of chief executive officer and president and from the board of directors, Steve Tirado was appointed as chief executive officer and president and to the board as well, and Chris Paisley was appointed chairman of the board of directors.

•	In February 2005, Jaime Garcia-Meza was appointed as vice president of our storage business.

•	In April 2005, Robert C. Gargus retired from the position of chief financial officer and Darrel Slack was appointed as his successor.

•	In April 2005, four of our then independent outside directors, David Courtney (chairman of the audit committee), Keith McAuliffe, Chris Paisley (chairman of the board) and Richard Sanquini, resigned from our board of directors and board committees.

•	In April 2005, Darrel Slack, our then chief financial officer, was elected to our board of directors.

•	In May 2005, Masood Jabbar and Peter Hanelt were elected to our board of directors.

•	In June 2005, David Lee did not stand for re-election as a director at our annual meeting of stockholders, and accordingly, Dr. Lee resigned from our board of directors.

•	In June 2005, PricewaterhouseCoopers LLP resigned as our independent registered public accounting firm. In July 2005, we appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

•	In August 2005, Darrel Slack began a personal leave of absence.

•	In August 2005, Dale Brown resigned from the positions of chief accounting officer and corporate controller.

•	In August 2005, Robert Freeman was appointed as interim chief financial officer and chief accounting officer .

•	In September 2005, Darrel Slack resigned from the position of chief financial officer and from our board of directors and the board of directors of HDMI Licensing, LLC, our wholly-owned subsidiary.

•	In October 2005, William George was elected to our board of directors.

•	In October 2005, Robert Bagheri resigned from the position of executive vice president of operations.

•	In October 2005, Ahmad Ghaemmaghami was appointed as interim executive vice president of operations.

•	In October 2005, John LeMoncheck, then vice president, consumer electronics and PC/display, left Silicon Image.

•	In October 2005, John Shin was appointed as interim vice president, consumer electronics and PC/display and subsequently became VP of Worldwide Engineering consolidating all engineering within his organization.

•	In November 2005, Robert Freeman’s position changed from interim chief financial officer to chief financial officer.

•	In December 2005, William Raduchel was elected to our board of directors.

•	In January 2006, Peter Rado was appointed as vice president of worldwide operations and quality.

•	In January 2006, Dale Zimmerman was appointed as our vice president of worldwide marketing.

•	In February 2006, John Hodge was elected to our board of directors.

Such past and future transitions may continue to result in disruptions in our operations and require additional costs.

Industry cycles may strain our management and resources.

Cycles of growth and contraction in our industry may strain our management and resources. To manage these industry cycles effectively, we must:

•	improve operational and financial systems;

•	train and manage our employee base;

•	successfully integrate operations and employees of businesses we acquire or have acquired;

•	attract, develop, motivate and retain qualified personnel with relevant experience; and

•	adjust spending levels according to prevailing market conditions.

If we cannot manage industry cycles effectively, our business could be seriously harmed.

Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in areas susceptible to natural disasters.

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assembles and tests our semiconductor products, is also located in Taiwan. For the years ended December 31, 2005, 2004 and 2003 customers and distributors located in Taiwan generated 25%, 25% and 34% of our revenue, respectively, and customers and distributors located in Japan generated 22%, 20%, and 15% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

If we are unable to successfully address the material weakness in our internal controls as described in Item 9A in this Annual Report on Form 10-K, our ability to report our financial results on a timely and accurate basis may be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report is included in this Annual Report on Form 10-K under Item 9A.

As of December 31, 2005, management concluded that a material weakness exists as we did not maintain effective controls to correctly compute the excess tax benefit relating to stock options exercised, which resulted in us recording a material adjustment in the 2005 financial statements that affected the provision for income taxes and stockholders’ equity. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. Management has identified the steps necessary to address the material weaknesses described above, and has begun to execute remediation plans, as discussed in Item 9A of this Annual Report on Form 10-K. If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders and other third parties could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal operating facility, consisting of approximately 110,000 square feet of space in Sunnyvale, California, is leased through July 31, 2010. We also have approximately 29,000 square feet of space in Irvine, California, which is leased through November 2008. Until January 2006, we also leased approximately 8,000 square feet of space in Milpitas, California, which we did not occupy in 2005. In Taiwan, we lease office space consisting of approximately 6,500 square feet for a period of three years. We also lease office space in Japan, Korea, China and the United Kingdom. We believe that our facilities are adequate to meet our operational requirements at least through the end of 2006.

Item 3.	Legal Proceedings

In 2001, we filed a suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (Case No.: CA-01-266-R). In 2002, we added a claim for infringement of our U.S. patent number 5,974,464. In December 2002, the parties entered into an agreement that apparently settled the case. The agreement was reflected in a Memorandum of Understanding (MOU), which contemplated, among other things, the execution of a more detailed “definitive agreement” by December 31, 2002. Disputes arose, however, regarding the interpretation of certain terms of the MOU, and the parties were unable to conclude a definitive agreement. The parties’ disputes were brought before the court, and on July 15, 2003, the court held that the MOU constituted a binding settlement agreement, and that our interpretation of the MOU was correct. Thereafter, the court ordered Genesis to make certain payments described in the MOU to the Court’s escrow account, and on December 19, 2003, the court entered judgment based on its July 15, 2003 ruling.

Genesis appealed the judgment to the U.S. Court of Appeals for the Federal Circuit on January 16, 2004. On January 28, 2005, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction, holding that the judgment below was not final and appealable. Specifically, the Court of Appeals found that the parties’ agreement to settle the case, as embodied in the MOU, required that Genesis pay us, rather than the district court’s escrow account, certain of the payments described in the MOU.

The case was remanded to the district court, where the parties subsequently agreed to a stipulated order whereby the funds held by the district court were transferred to Silicon Image, under restrictions, until appeals are exhausted. On July 22, 2005, based on the stipulated order, the court dismissed the case with prejudice. Genesis filed a renewed appeal to the Federal Circuit, asserting among other things that the district court erred in its interpretation of the MOU, that the MOU (as interpreted by the court) constitutes patent misuse, and that the district court erred in construing certain claim terms in the asserted patents. A hearing on that appeal is scheduled for April 5, 2006, and a ruling is expected within two to three months thereafter.

We and certain of our officers and directors, together with our underwriters, have been named as defendants in a securities class action lawsuit captioned Gonzales v. Silicon Image, et al., No. 01 CV 10903 (SDNY 2001) pending in Federal District Court for the Southern District of New York. The lawsuit alleges that all defendants were part of a scheme to manipulate the price of Silicon Image’s stock in the aftermarket following our initial public offering in October 1999. Response to the complaint and discovery in this action on behalf of Silicon Image and individual defendants has been stayed by order of the court. The lawsuit is proceeding as part of a coordinated action of over 300 such cases brought by plaintiffs in the Southern District of New York. Pursuant to a tolling agreement, individual defendants have been dropped from the suit for the time being. In February 2003, the Court denied motions to dismiss brought by the underwriters and certain issuers and ordered that the case may proceed against certain issuers including against Silicon Image. A proposed settlement has been negotiated and has received preliminary approval by the Court. In the event that the settlement is granted final approval, we do not expect it to have a material effect on our results of operations or financial position. This settlement will not require Silicon Image to pay any settlement amounts nor issue any securities. In the event that the settlement is not finally approved, we cannot accurately predict the outcome of the litigation, but we intend to defend this matter vigorously.

We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006 and that motion is currently scheduled to be heard on June 9, 2006.

On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. We are fully cooperating with the SEC in this matter.

In addition, we have been named as defendants in a number of judicial and administrative proceedings incidental to our business and may be named again from time to time.

We intend to defend such matters vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares have been traded on the NASDAQ Stock Market since our initial public offering on October 6, 1999. Our common shares trade under the symbol “SIMG”. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low

2005
Fourth Quarter	$10.27	$7.06
Third Quarter	12.25	8.89
Second Quarter	12.40	9.50
First Quarter	16.55	9.26
2004
Fourth Quarter	$17.86	$12.00
Third Quarter	13.10	10.14
Second Quarter	14.00	9.44
First Quarter	12.45	7.51

As February 28, 2006, we had approximately 142 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends.

In December 2005, we repurchased 143,350 shares of restricted stock at an aggregate price of $573 from a former employee. These shares were originally issued in connection with our acquisition of Transwarp Networks, Inc. in April 2003.

Item 6.	Selected Financial Data

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except employees and per share data)

Statements of Operations Data:
Revenue	$212,399	$173,159	$103,525	$81,539	$51,966
Cost of revenue(1)	83,105	68,614	47,192	39,299	25,342

Gross margin	129,294	104,545	56,333	42,240	26,624
% of revenue	60.9%	60.4%	54.4%	51.8%	51.2%
Research and development(2)	$44,860	$61,459	$43,386	$40,205	$34,816
% of revenue	21.1%	35.5%	41.9%	49.3%	67.0%
Selling, general and administrative(3)	$31,984	$42,702	$23,095	$27,010	$23,382
% of revenue	15.1%	24.7%	22.3%	33.1%	45.0%
Income (loss) from operations	$51,572	$(961)	$(17,719)	$(40,850)	$(78,530)
Net income (loss)	$49,549	$(324)	$(12,810)	$(40,092)	$(76,108)
Net income (loss) per share:
Basic	$0.63	$—	$(0.18)	$(0.62)	$(1.32)
Weighted average shares — basic	79,254	75,081	69,412	64,283	57,790
Diluted	$0.59	$—	$(0.18)	$(0.62)	$(1.32)
Weighted average shares — diluted	83,957	75,081	69,412	64,283	57,790
Consolidated Balance Sheet and Other Data as of Year End:
Cash, cash equivalents and short-term investments	$151,562	$93,520	$37,254	$35,833	$41,218
Working capital	152,204	97,107	37,674	27,787	36,179
Total assets	233,021	154,908	87,742	77,616	90,162
Tangible assets	219,415	140,204	71,693	64,595	68,534
Long-term debt obligations	6,867	—	—	—	819
Total stockholders’ equity	176,546	122,079	62,393	48,170	67,324
Tangible net book value	$162,940	$107,375	$46,344	$35,149	$45,696
Regular full-time employees	384	337	250	249	266

(1) Includes stock compensation expense (benefit)	$(1,383)	$2,777	$583	$1,189	$279
(2) Includes stock compensation expense (benefit)	(3,851)	16,647	6,863	7,396	9,343
(3) Includes stock compensation expense (benefit)	(3,297)	13,359	2,542	2,522	2,768

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Prior to 2000, we focused most of our efforts on the sale and development of PanelLink DVI transmitters, receivers and controllers for the PC and display market. In 2000, in order to decrease our dependence on the PC business, we began focusing our resources on entering two new markets, CE and storage, which we believed would grow significantly and in which we could apply our technology and expertise in high-speed serial interfaces. During 2000, we acquired DVDO, a provider of digital video processing systems for the CE market and Zillion, a developer of high-speed transmission technology for data storage applications. In 2001, we focused on accelerating our entry into the CE and storage markets, leveraging our IP into licensing revenue, and restructuring the company to improve profitability. During 2001, we acquired CMD, a provider of storage subsystems and semiconductors designed for storage area networks, and SCL, a provider of mixed-signal and high-speed circuit designs. From 2002 through 2005, we focused on our diversification strategy and the continued expansion of our presence in the CE and storage markets, including the introduction of our first HDMI products for the CE market in 2003, as well as continuing to leverage our intellectual property to generate revenue. We also focused on improving our profitability and reducing our cash usage throughout this period.

From 2002 through 2004, we achieved solid revenue growth, resulting in revenue of $81.5 million, $103.5 million, and $173.2 million for the fiscal years ended December 31, 2002, 2003, and 2004, respectively. We were also able to successfully leverage our intellectual property to generate $6.7 million, $14.2 million, and $20.8 million of development, licensing and royalty revenue for the fiscal years ended December 31, 2002, 2003, and 2004, respectively. During 2005 we continued this strong performance, achieving $212.4 million of revenue (representing a 22.7% increase compared to 2004), $49.5 million of net income (compared to a net loss of $324,000 for 2004), an increase in cash and short-term investments of $58.0 million (compared to an increase of $56.3 million in 2004), and $18.5 million of development, licensing and royalty revenue (compared to $20.8 million of this type of revenue in 2004).

Products sold into the PC market have been declining as a percentage of our total revenues and generated 23.2% of our revenue in 2005, 23.8% of our revenue in 2004, and 32.0% of our revenues in 2003. If we include licensing revenues, these percentages would be 23.8%, 24.0%, and 34.9% for the years ended December 31, 2005, 2004, and 2003, respectively. In the PC market, during 2005, our business was favorably impacted by the continued market share growth of Intel’s PCI Express integrated graphic chipsets (IGCs). All desktop and notebook PC platforms based on Intel IGCs require the use of a discrete SDVO transmitter for supporting DVI or HDMI functionality, and we continue to maintain strong market share in the discrete DVI transmitter market. Our transmitter business was also positively impacted by increasing OEM demand for the DVI dual link feature in desktop and notebook PCs, a market where we are the only provider of discrete DVI dual link transmitters. Finally, our business in the PC market was favorably impacted by demand for our integrated panel controllers that are incorporated into LCD panels used in digital LCD monitors. This demand led to 19.4% sales growth in PC integrated circuits from 2004 to 2005. The PC market saw DVI adoption expand significantly. In addition, we generated licensing revenue in 2005 by licensing certain technology to companies for use in making products for the dual-mode interface market.

When Intel moved from PCI to PCI Express on the Grantsdale platform, it changed the interface for DVI transmitters and moved from the Digital Video Output (DVO) interface to the new Serial Digital Video Output (SDVO) interface. Our DVI transmitter was designed to work with Intel’s SDVO port in the Intel Grantsdale platform, and sales of this transmitter will continue to be driven by the success of the Grantsdale platform where DVI is offered. We expect DVI adoption rates to continue to expand over the next two years as the market moves away from analog and dual-mode (combination of analog and digital) solutions to all-digital, higher quality and lower-cost solutions. Correspondingly, we expect the prices of digital displays to continue to decrease and drive increased demand for digital only displays that incorporate DVI transmitters and panel controllers such as those sold by us. We continued to grow our next generation of integrated controller panel (IPC) product line in 2005 with the introduction of two customer specific IPCs.

Generally, our transmitter products continued to experience competitive pressure in 2005, primarily from integration by the graphics chip suppliers such as ATI Technologies and nVidia. Explore Technologies, Chrontel Thine Electronics and Texas Instruments also remain competitors. Because of this increased competition there were lower average selling prices for these products during 2005. We expect graphics card manufacturers to continue to integrate a transmitter into their graphics chip, thus eliminating the need for a discrete transmitter device in many host products. Solutions that utilize the integrated graphics supplied by the Intel chipset and that wish to connect to the LCD monitor via DVI will be the primary focus of our transmitter business. In addition, we generated licensing revenue by licensing certain technology to companies for use in making products for the dual mode monitor interface market.

Products sold into the CE market have been increasing as a percentage of our total revenues and generated 51.2%, 41.2% and 24.9% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. If we include licensing revenues, these numbers would be 55.8%, 48.8%, and 32.2% for the years ended December 31, 2005, 2004, and 2003, respectively. Demand for our products will be driven primarily by the adoption rate of the HDMI standard within these product categories.

Products sold into the storage market, as a percentage of our total revenues, generated 16.9%, 23.0%, and 29.4% of our revenue for the years ended December 31, 2005, 2004, and 2003, respectively. If we include storage related licensing revenues, these numbers were 20.4%, 27.1%, and 32.9%, for the years ended December 31, 2005, 2004, and 2003, respectively. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine architecture, and the extent to which SATA and Fibre Channel functionality are integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary. In 2006, we anticipate our legacy storage semiconductor business, Fibre Channel, and parallel ATA revenues to continue decreasing as our SteelVine revenues are projected to increase.

In the storage market, we had a number of new and advanced product offerings during 2005. We were able to achieve numerous design wins with our SATALink products. In particular, there was widespread market acceptance of the PCI-e to two-port SATA solutions for the PC market and a number of major manufacturers incorporated our products into their motherboards. We expect to leverage our storage expertise in the new and rapidly growing area for CE storage devices through our SteelVine architecture. We anticipate that many next-generation consumer devices such as set-top boxes, Personal Video Recorders (PVRs) and media PCs are likely to have one or more external SATA ports. Demand declined throughout 2005 for our parallel ATA products as the market continued to transition from these technologies to serial ATA. We expect demand for these legacy products to continue to decrease significantly throughout 2005 and beyond.

Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of our licenses include a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development for licensees, licensing and royalties accounted for 8.7%, 12.0% and 13.7% of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgments.

In 2004, we launched PanelLink Cinema Partnerstm, LLC a wholly-owned subsidiary of Silicon Image, Inc., which was formally changed to Simplay Labs, LLC (Simplay) in December 2005. Simplay operates and markets the Simplay HDtm Testing Program, a consumer electronics testing program designed for leading consumer electronics (CE) manufacturers and technology providers. Current members of the program include Hitachi, LG, Mitsubishi, Samsung, Sony, TTE and others. The Simplay HD Testing Program is open to all manufacturers of consumer electronics devices implementing HDMI/HDCP including HDTV’s, DTV’s, Set-Top Boxes (STB’s), DVD players, A/V receivers and cables. The program also maintains broad industry support from a variety of leading digital content providers including The Walt Disney Company, Fox, Universal and Warner Bros.

The Simplay HDtm Testing Program is designed to help consumers know that the digital entertainment devices that they purchase have been tested according to specifications aimed at maximizing the delivery HD content. The program consists of testing, branding and awareness initiatives directed at retailers as well as consumers. At its core, the program is based on the Simplay HD Compatibility Test Specification (CTS) for device manufacturers. Testing encompasses HDCP functionality in conjunction with HDMI, as well as compatibility (“plug-testing”) between devices from different manufacturers. Products that pass have been verified to meet the Simplay HD Testing Program requirements and are licensed to use the Simplay HD logo, enabling consumers to purchase digital entertainment devices with the confidence that they will be able to receive and play the latest digital content with state of the art technology. Leveraging this branding component, the Simplay HD Testing Program will be providing education to retailers on the importance of Simplay HD verification.

During 2005, we also focused on improving our profitability and cash flows. Our cash and short-term investments increased by $58.0 million in 2005, versus an increase of $56.3 million in 2004. Our net income for the year ended December 31, 2005, was $49.5 million compared to a net loss of $324,000 for the year ended December 31, 2004.

Commitments, Contingencies and Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 54%, 47%, and 41% of our revenue in 2005, 2004, and 2003, respectively. The increase in 2005 from 2004 and 2003 levels can be attributed to the geographical concentration of our revenue as these customers are primarily in Asia. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. In 2005, 52% of our revenue was generated through distributors, compared to 45% in 2004 and 42% in 2003. World Peace Inc., comprised 17.2%, 15.0% and 13.6% of our revenue in 2005, 2004 and 2003 respectively. Microtek comprised 10.6%, 12.0% and 11.2% of our revenue in 2005, 2004 and 2003 respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales (including licensing) to customers in Asia, including distributors, generated 74%, 67%, and 69% of our revenue in 2005, 2004, and 2003, respectively. The reason for our geographical concentration in Asia is that most of our products are part of flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

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

Revenue recognition

For products sold directly to end-users, or to distributors that do not receive price concessions and do not have rights of return, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns are estimated based primarily on historical experience and are provided at the time of shipment. The amount of sales returns and allowances has not been, and is not expected to be, material.

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

License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until either cash is received if collection is not reasonably assured at the time of delivery or, in the event that the arrangement includes undelivered elements for which the fair value cannot be determined, until the earlier of such time that the fair value can be determined or the elements are delivered. The fair value of undelivered elements is generally based upon the price charged when the elements are sold separately. A number of our license agreements require customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables and either payment has been received or is expected within 90 days of acceptance. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available, and rely upon estimates in lieu of actual royalty reports when we have a sufficient history of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. To date, such “true-up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty reports are received. Development revenue is recognized when a project is completed and accepted by the other party to the development agreement, and collection is reasonably assured. In certain instances, we recognize development revenue using the lesser of non-refundable cash received or the results of using a proportional performance measure, based on the achievement of project milestones. Our license revenue recognition depends upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances.

Allowance for Doubtful Accounts

We review collectibility of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Write-offs to date have not been material. At December 31, 2005, we had $30.6 million of gross accounts receivable and an allowance for doubtful accounts of $417,000. While we endeavor to accurately estimate the allowance, we may record unanticipated write-offs in the future.

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

Goodwill and intangible assets

We adopted the Statement of Financial Accounting Standard No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets on January 1, 2003. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgement to forecast future operating results, projected cash flows and current period market capitalization levels. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) on the date we perform the analysis. Based on our annual impairment test performed for 2005, we concluded that there was no impairment of goodwill. However, there can be no assurance that we will not incur charges for impairment of goodwill in the future, which could adversely affect our earnings.

Deferred Tax Assets

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. To date, as a result of our uncertainty regarding the realizability of our deferred tax assets, we have recorded a 100% valuation allowance. A significant element of our deferred tax assets are the benefits received from employee stock transactions for excess tax deductions. If these stock transactions are realized, such benefits will be recorded as a reduction of income taxes payable, with a corresponding increase in stockholders’ equity.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets, (SFAS No. 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (SFAS No. 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB No. 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123R will be effective for our fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards and the assumed award forfeiture rates. We have not determined the full impact of SFAS No. 123R, however we do anticipate that its adoption could have a material impact on our financial position and results of operations in 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement — An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we are required to adopt it starting with the quarter ending March 31, 2006. Although we continually evaluate accounting policies, we do not believe adoption of SFAS No. 154 will have a material impact on the our financial position, results of operations, or cash flows.

On March 29, 2005, the SEC issued SAB No. 107, which provides guidance on the interaction between SFAS No. 123R, and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of the SFAS No. 123R’s implementation challenges.

In November 2004, the FASB issued SFAS No. 151 (SFAS No. 151), Inventory Costs, an amendment of ARB No. 43 Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires those items to be excluded from the cost of inventory and expensed when incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on our financial position, results of operations, or cash flows.

Reclassifications

Patent assertion cost of $519,000 and $2,152,000 for the years ended December 31, 2004 and 2003, respectively, have been reclassified from a stand-alone caption in the accompanying Consolidated Statements of Operations, to selling, general and administrative expense to be consistent with the current year presentation. Patent assertion costs included within selling, general and administrative expense for the year ended December 31, 2005 totaled $326,000. The reclassifications had no effect on previously disclosed net loss, cash flow or stockholders’ equity.

Annual Results of Operations

REVENUE

	2005	Change	2004	Change	2003
	(Dollars in thousands)

Consumer Electronics	$108,712	52.3%	$71,377	177.1%	$25,762
Personal Computer	49,212	19.4%	41,223	24.3%	33,163
Storage Products	35,999	(9.4)%	39,750	30.7%	30,410

Total product revenue	$193,923	27.3%	$152,350	70.5%	$89,335

Percentage of total revenue	91.3%		88.0%		86.3%
Development, licensing and royalties	$18,476	(11.2)%	$20,809	46.6%	$14,190
Percentage of total revenue	8.7%		12.0%		13.7%

Total revenue	$212,399	22.7%	$173,159	67.3%	$103,525

REVENUE (with development, licensing and royalty revenues (collectively, “licensing revenue”), by product line)

	2005	Change	2004	Change	2003
	(Dollars in thousands)

Consumer Electronics	$118,578	40.2%	$84,604	153.9%	$33,326
Personal Computer	50,484	21.4%	41,585	15.2%	36,108
Storage Products	43,337	(7.7)%	46,970	37.8%	34,091

Total revenue	$212,399	22.7%	$173,159	67.3%	$103,525

Total revenue for 2005 was $212.4 million and represented a sequential growth of 22.7% over 2004. The increase in the CE product revenue was primarily due to strong sales volumes of HDMI receivers and transmitters reflecting the overall success and market acceptance of our technologies, and HDMI in particular. The growth in PC product revenue was driven primarily by our new PC transmitters that incorporate our DVI technology and our intelligent panel controllers, which are key components in LCD displays, partially offset by erosion in the average selling prices of products. The decrease in storage product revenue was due to the trend of declining sales of our legacy storage systems products and Fibre Channel SerDes, which are being phased out of customer applications, partially offset by contributions from our new SATA and Steelvine products. We license our technology in each of our areas of business, but usually limit the scope of the license to market areas that are complementary to our product sales and do not directly compete with our direct product offerings. The decrease in licensing revenues in 2005 relative to 2004, was attributable primarily to the deferral of revenue for certain development projects.

Total revenues for 2004 were $173.2 million and represented a sequential growth of 67.3% over 2003. During 2004, all elements of revenue grew, compared to 2003. The increases in the revenue for CE and storage products were attributable to our new product offerings at the time, adoption of our technologies, as well as the continued overall growth of these markets, resulting in increased volumes. The growth in revenue for PC products was driven primarily by the adoption of DVI and a slightly better than expected ramp in Intel’s Grantsdale platform, partially offset by lower average selling prices and the continued softness in the overall growth rate of the PC market in general. The increase in storage product revenue was due to new product offerings was offset by a trend of declining contributions from our legacy storage systems products, which are being phased out of customer applications over time. The increase in licensing revenues during 2004, relative to 2003, was attributable primarily to licensing revenues associated with HDMI.

COST OF REVENUE AND GROSS MARGIN

	2005	Change	2004	Change	2003
	(Dollars in thousands)

Cost of revenue(1)	$83,105	21.1%	$68,614	45.4%	$47,192
Gross margin	$129,294	23.7%	$104,545	85.6%	$56,333
Percentage of total revenue	60.9%		60.4%		54.4%

(1) Includes stock compensation expense (benefit)	$(1,383)		$2,777		$583

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue), as a percentage of revenue was 60.9%, 60.4%, and 54.4% for 2005, 2004 and 2003, respectively. The increase in gross margin from 2004 to 2005 was due to $4.2 million less in stock compensation expense partially offset by $2.3 million less in licensing revenue, which have a disproportionate impact on gross profit compared to product sales, erosion in the selling prices of our products, and higher overhead expenses. In 2006, we expect an increase in the erosion of our average selling prices as a result of increased competition. We plan to offset this average selling price erosion through cost savings and new product launches.

The increase in gross margin from 2003 to 2004 was attributable primarily to increased licensing revenues, manufacturing cost reductions, and improved mix whereby higher margin CE products represented a increased proportion of revenue relative to lower margin PC and storage products. These factors were offset by lower average product pricing, higher overhead costs related to increased headcount in operations areas and a $2.2 million increase in stock compensation expense.

OPERATING EXPENSES

	2005	Change	2004	Change	2003
	(Dollars in thousands)

Research and development(1)	$44,860	(27.0)%	$61,459	41.7%	$43,386
Percentage of total revenue	21.1%		35.5%		41.9%
Selling, general and administrative(2)	$31,984	(25.1)%	$42,702	84.9%	$23,095
Percentage of total revenue	15.1%		24.7%		22.3%
Total stock compensation expense (benefit) (incl. amount from COGS)	$(8,531)	(126.0)%	$32,783	228.2%	$9,988
Percentage of total revenue	(4.0)%		18.9%		9.6%
Amortization of intangible assets	$1,098	(18.4)%	$1,345	21.9%	$1,103
Restructuring expense (recovery)	(220)	(100.0)%	—	(100.0)%	986
In-process research and development	—	0.0%	—	(100.0)%	5,482
Gain on escrow settlement, net	—	0.0%	—	(100.0)%	4,618
Interest income and other, net	3,410	374.9%	718	146.7%	291
Gain on investment security	1,297	40.1%	926	100.0%	—

(1) Includes stock compensation expense (benefit)	(3,851)		16,647		6,863
(2) Includes stock compensation expense (benefit)	(3,297)		13,359		2,542

Research and Development.  R&D expense consists primarily of compensation and related costs for employees, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense, including non-cash stock compensation expense, was $44.9 million, or 21.1% of revenue, for 2005, compared to $61.5 million, or 35.5% of revenue, for 2004, and $43.4 million, or 41.9% of revenue, for 2003. The decrease in 2005 was primarily due to the $20.5 million decrease in stock compensation expense related to R&D functions as well as the benefit from a credit to expense of approximately $1.8 million related to three engineering projects that are being funded by outside parties, irrespective of the results of the projects. These items were partially offset by an increase in the number of R&D projects as well higher salaries and wages resulting from an increased number of engineers on staff. Additional costs are also attributable to the increasing level of complexity in our new products. The increase in 2004, relative to 2003, was primarily due to an increase in the number of R&D projects to support the multiple markets in which we operate, as well as additional personnel, including a full year of expense relating to personnel who joined Silicon Image from TransWarp. Non-cash stock compensation expense (benefit) for R&D activities was $(3.9) million for 2005, $16.6 million for 2004 and $6.9 million for 2003.

Selling, General and Administrative.  SG&A expense consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Including non-cash stock compensation expense, SG&A expense was $32.0 million, or 15.1% of revenue for 2005, $42.7 million, or 24.7% of revenue for 2004, and $23.1 million, or 22.3% of revenue for 2003. The decrease in SG&A expense for 2005 was due to the $16.7 million decrease in stock compensation expense and a significant decrease in legal costs relating to corporate governance issues. These items were partially offset by higher salaries and wages, higher fees for consulting and professional services, and higher commissions on higher sales. We expect selling, general and administrative expenses to increase in 2006 due to increased marketing activities and our expansion into international markets. The increase during 2004, as compared to 2003, primarily resulted from increased headcount to support our increased rate of growth, approximately $1.0 million incurred during the first half of 2004 relating to costs associated with the Audit Committee examination, and $1.2 million relating to our preparation for Sarbanes-Oxley Section 404. Non-cash stock compensation expense (benefit) for SG&A activities was $(3.3) million for 2005, $13.4 million for 2004 and $2.5 million for 2003.

Stock Compensation.  Total stock compensation expense (benefit) was $(8.5) million or (4.0)% of revenue for 2005, $32.8 million or 18.9% of revenue for 2004, and $10.0 million or 9.6% of revenue for 2003. The decrease in the stock compensation expense in 2005 as compared to 2004 is attributable primarily to a decrease in our stock price during 2005. The average stock price for 2005 was $10.58 as compared to $12.13 for 2004. The increase in total stock compensation expense from 2003 to 2004 can be attributed primarily to a increase in the price of our stock during stock during 2004. The change in fair value of our common stock affects our stock compensation expense (benefit) primarily because of the impact of variable accounting applied to certain option grants that were repriced in prior years. On December 22, 2000, we implemented an option exchange program to allow employees and certain consultants to exchange approximately 3,000,000 stock options with a weighted average exercise price of $25.39 for new options with an exercise price of $5.63 (the fair market value on that date). On April 4, 2001, this program was extended to executives at the December 22, 2000 price (which was greater than the fair market value of our stock on April 4, 2001). Under this program, new options vest over a four-year period and expire in six years. Compensation expense associated with the option exchange program will be recorded until the options are exercised or expire. The compensation expense or benefit for the increase or decrease, respectively, in the fair market value of our common stock in excess of the option’s exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options.

Amortization of Goodwill and Intangible Assets.  During 2005, we recorded $1.1 million of amortization of intangible assets, compared to $1.3 million and $1.1 million of expense for the amortization of intangible assets for 2004 and 2003, respectively. The amortization expense recorded related to intangible assets acquired in connection with the acquisition of Transwarp Networks. The decrease in 2005 was due to the portion of intangible assets related to assembled workforce, which was amortized over eighteen months, being fully amortized at the end of 2004.

In-process Research and Development.  In-process research and development represents technology that has not reached technological feasibility and that has no alternative future use as of the acquisition date.

Transwarp Networks, Inc. (TWN).  During the quarter ended June 30, 2003, we completed the acquisition of the assets of TWN and recorded a one-time expense of $5.5 million for in-process research and development. As of the acquisition date, there was one identified development project that met the necessary criteria — “Polaris”. The value of this project was determined by estimating the future cash flows from the time it was expected to be commercially feasible, discounting the net cash flows to present value, and applying a percentage of completion to the calculated values. The net cash flows from the identified project were based on estimates of revenue, cost of revenue, research and development expenses, selling, general and administrative expenses and applicable income taxes. The technology related to the Polaris project was incorporated into our Steelvine product line, which began generating revenue in 2004 and is expected to continue. We based our revenue projections on estimates of market size and growth, expected trends in technology and the expected timing of new product introductions by our competitors and us. The discount rate used for this project was 30%, which we believe was appropriate based on the risk associated with technology that was not yet commercially feasible. The percentage of completion for this project was based on research and development expenses incurred immediately prior to the acquisition as a percentage of the total estimated research and development expenses required to bring this project to technological feasibility. As of the date of the acquisition, we estimated that Polaris was 17% complete, with total projected costs of approximately $3.3 million. Shipments of this product commenced during 2004.

Impairment of Intangible Assets.  Based on our annual impairment test performed for 2005, in accordance with SFAS No. 142, we concluded that there was no impairment of our goodwill and intangible assets in fiscal 2005. The impairment analysis was based on our estimates of forecasted discounted cash flows as well as our market capitalization at that time.

Restructuring.  In March 2003, we reorganized parts of the marketing and product engineering activities of the Company into lines of business for personal computer (PC), consumer electronics (CE) and storage products to enable us to better manage our long-term growth potential. In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%.These reductions were primarily in engineering and operations functions. Because of this workforce reduction, we recorded restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.

Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. For those employees terminated in the three-month period ending March 31, 2003, the remaining service period from the communication date did not exceed 60 days.

Severance and benefits payments are substantially complete. The following table presents restructuring activity for 2003 through December 31, 2005 (in thousands):

	Severance	Leased
	and Benefits	Facilities	Total

Balance as of December 31, 2002	$138	$2,598	$2,736
2003 provision	986	—	986
Cash payments	(441)	(760)	(1,201)
Non-cash activity	(646)	—	(646)

Balance as of December 31, 2003	37	1,838	1,875
Cash payments	(5)	(834)	(839)

Balance as of December 31, 2004	32	1,004	1,036
Cash payments	—	(759)	(759)
Adjustment related to lease modification	—	(220)	(220)
Non-cash activity	(32)	—	(32)

Balance as of December 31, 2005	$—	$25	$25

Interest Income.  Interest income was $3.6 million, $945,000, and $498,000 for 2005, 2004 and 2003, respectively. The increases in interest income from 2004 to 2005, and from 2003 to 2004 were attributable primarily to the increased cash and investment balances and higher interest rates.

Interest Expense and Other Net.  Net interest expense and other was $195,000, $227,000, and $207,000 for 2005, 2004, and 2003, respectively.

Gain on investment security.  In 2005, we recorded a net gain of $1.3 million from the mark to market and subsequent sale of our holdings in Leadis Technology, Inc (“Leadis”). In 2004, we recorded a net gain of $926,000 related to this investment. These holdings related to equity we acquired in a transaction with Leadis. As of December 31, 2005 our investment in Leadis was fully liquidated. Our typical practice is not to hold equity shares for investment purposes.

Provision for Income Taxes.  For the year ended December 31, 2005, we recorded a provision of $6.7 million for income tax expense. This amount included a $5.4 million non-cash charge associated with stock option exercises. The remaining $1.3 million was primarily for taxes in certain foreign jurisdictions and estimated provision for U.S. alternative minimum taxes for the fiscal year ended December 31, 2005. The income tax provision of $1.0 million recorded in 2004 was primarily for foreign withholding taxes payable in connection with our licensing contracts, other foreign taxes where we recently commenced operations, and an estimated provision for U.S. alternative minimum taxes. Due to our loss in 2003, no provision for income taxes was recorded in that year.

At December 31, 2005, we had a net operating loss (NOL) carryforward for federal income tax purposes of approximately $67.6 million that expires through 2024. In the event of a cumulative ownership change greater than 50%, as defined, over a three year period, the availability of net operating losses to offset future taxable income may be limited.

Gain on escrow settlement, net.  During the quarter ended March 31, 2003, we recognized a net gain of $4.6 million associated with the settlement of an escrow claim against the selling shareholders of CMD. There were no similar transactions in 2005 or 2004.

Earnings per share.  In our press release dated February 16, 2006 announcing our financial position as of December 31, 2005 and our results of operations for the year then ended, we calculated our diluted earnings per share under the treasury stock method using our effective tax rate to determine the amount of tax benefits from the assumed exercise of stock options. Subsequent to the issuance of our press release and prior to the issuance of this Annual Report on Form 10-K we revised our calculation of diluted earnings per share by using our statutory tax rate instead of our effective tax rate to determine to amount of the tax benefits from the assumed exercise of stock options. As a result, our diluted earnings per share increased from $0.57 as previously reported in the press release to $0.59 as reported in this Annual Report on Form 10-K.

Liquidity and Capital Resources

	2005	Change	2004	Change	2003
	(Dollars in thousands)

Cash and cash equivalents	$77,877	$54,597	$23,280	$5,346	$17,934
Short term investments	73,685	3,445	70,240	50,920	19,320

Total cash, cash equivalents and short term investments	$151,562	$58,042	$93,520	$56,266	$37,254
Percentage of total assets	65.0%		60.4%		42.5%
Total current assets	$201,812	$71,876	$129,936	$66,913	$63,023
Total current liabilities	(49,608)	(16,779)	(32,829)	(7,480)	(25,349)

Working capital	$152,204	$55,097	$97,107	$59,433	$37,674

Cash provided by (used in) operating activities	$55,620	$19,174	$36,446	$39,339	$(2,893)
Cash used in investing activities	(12,189)	40,951	(53,140)	(49,793)	(3,347)
Cash provided by financing activities	11,166	(10,874)	22,040	12,779	9,261

Net increase in cash and cash equivalents	$54,597	$49,251	$5,346	$2,325	$3,021

Since our inception, we have financed our operations through a combination of private sales of convertible preferred stock, our initial public offering, lines of credit, capital lease financings, and operating cash flows. At December 31, 2005, we had $152.2 million of working capital and $151.6 million of cash, cash equivalents and short-term investments. If we are not able to generate cash from operating activities, we will liquidate short-term investments or, to the extent available, utilize credit arrangements to meet our cash needs.

Operating activities

Operating activities provided $55.6 million of cash during 2005. Increases in accounts receivable, inventories, accounts payable, accrued liabilities, deferred license revenue, and deferred margin on sales to distributors and decreases in prepaid assets and other current assets used $2.4 million in cash.

Net accounts receivable increased to $30.1 million at December 31, 2005 from $19.4 million at December 31, 2004. The increase was primarily due to increased sales volume and the days of sales outstanding (44 days at December 31, 2005, compared to 38 days at December 31, 2004).

Inventories increased to $17.1 million at December 31, 2005 from $13.9 million at December 31, 2004. The increase is attributable primarily to increased sales during the year 2005 and to support future projected sales activity. Our inventory turns increased to 6.0 at December 31, 2005 from 4.8 at December 31, 2004. Inventory turns are computed on an annualized basis, using the most recent quarter results, and are a measure of the number of times inventory is replenished during the year.

Accounts payable and accrued liabilities increased to $13.4 million and $14.0 million, respectively, at December 31, 2005 from $6.8 million and $13.4 million, respectively, at December 31, 2004. The increase in accounts payable was due to the timing of when certain accounts payables became due, and the increase in accrued liabilities was primarily due to various activities at the end of 2005.

Deferred margin on sales to distributors increased to $13.8 million at December 31, 2005 from $10.0 million at December 31, 2004. The increase is principally due to the effect of increased distributor related shipments at December 31, 2005 as compared to December 31, 2004.

We expect our sales through distributors to increase as a percentage of our total product sales. Accordingly, we expect our inventory and deferred margin on sales to distributors to increase as well.

Investing and financing activities

We used $12.2 million of cash in our investing activities in 2005. We used $6.2 million for the purchase of property and equipment and a net $8.2 million to purchase short-term investments, which were partially offset by the proceeds use from the sale of our investment in Leadis Technology, Inc. We expect capital spending to increase in 2006 as we invest in additional testing resources.

We generated $11.2 million from financing activities in 2005. This included $11.4 million in proceeds received from issuances of common stock from stock option exercises and ESPP purchases, offset by $259,000 for the repayment of debt.

Debt and Lease Obligations

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bore interest at prime plus 0.25% and required monthly payments through its maturity of October 1, 2004. This loan was repaid in full during fiscal 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment during fiscal 2004. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2004. As of December 31, 2004, $48,000 was outstanding under these term loans.

In November 2004, we leased certain capital equipment under a lease arrangement accounted for as a capital lease. The principal balance outstanding under this lease arrangement as of December 31, 2005 and 2004 was approximately $230,000 and $441,000, respectively.

In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility, including an additional 30,000 square feet of space in an adjacent building, that commenced in August 2003 and expires in July 2010. In June 2004, the lease terms were amended and we leased approximately 28,000 square feet of additional space (for a total leased area of approximately 109,803 square feet). The revised agreement provides for a rent free period for the additional space and thereafter initial base monthly rental payments of $107,607 and provides for annual increases of 3% thereafter. As a result of the lease modification we recorded an adjustment of $220,000 to the restructuring accrual with an offsetting reduction of our operating expense for the year ended December 31, 2005.

In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. We subleased parts of this facility to three separate third parties. These sublease agreements were co-terminous leases and expired in November 2005. These subleases collectively generated monthly sublease income of approximately $40,000 to offset our payments. Effective December 2005, the original lease was terminated and we entered into a new non-cancelable operating lease agreement. Under the terms of the new agreement, base monthly rental lease payments of $42,000 are required and increases annually 3% thereafter.

Additionally, in connection with our acquisition of SCL in July 2001, we acquired the lease of a facility in Milpitas, California with average monthly rental payments of approximately $18,000 per month which expires in January 2006. We do not occupy the Milpitas facility and therefore are accounting for the remaining monthly payments in the restructuring reserve as described in Note 3 to the Consolidated Financial Statements.

We also lease office space in China, Taiwan, Korea, United Kingdom and Japan.

Rent expense totaled $1.7 million, $1.8 million, and $1.9 million in 2005, 2004 and 2003, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.

Future minimum payments for our operating leases, capital lease obligations, inventory and other purchase commitments and minimum royalty obligations to a related party at December 31, 2005 are as follows (in thousands):

	Payments Due in
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Capital lease obligations	$260	$260	$—	$—	$—
Operating lease obligations	11,325	3,494	5,486	2,345	—
Inventory and other purchase commitments	19,462	19,462	—	—	—
Minimum royalty obligations to a related party	200	100	100	—	—

Total	$31,247	$23,316	$5,586	$2,345	$—

As of December 31, 2005, the future minimum rental payments on our capital leases was $260,000 which includes approximately $30,000 of interest and sales tax. The entire amount of capital lease obligations have been presented as current liabilities on the face of the consolidated balance sheet.

Based on our estimated cash flows for 2006, we believe our existing cash, cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the timing and extent of development, licensing and royalty revenues, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Fixed Income Investments

As of December 31, 2005, we had an investment portfolio of fixed income securities as reported in short-term investments, including those classified as cash equivalents of approximately $151.6 million. These securities are subject to interest rate fluctuations. Changes in interest rates could adversely affect the market value of our fixed income investments. A sensitivity analysis was performed on our investment portfolio as of December 31, 2005. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis (in thousands).

0.5%	1.0%	1.5%

$388	$776	$1,163

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation.

For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in internal control over financial reporting in the tax accounting area discussed below, our disclosure controls and procedures as of the end of the period covered by this report were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A “material weakness” is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Management is not permitted to conclude that our internal control over financial reporting is effective if there are one or more material weaknesses in internal control over financial reporting. As of December 31, 2005, management identified a material weakness in our internal control over financial reporting which resulted from the failure to maintain effective controls over the accounting for income taxes. Specifically, the controls we designed to correctly compute the excess tax benefit related to stock options exercised did not operate effectively. This also resulted in us recording a material adjustment in the 2005 financial statements that affected the provision for income taxes and stockholders’ equity. This control deficiency results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Management concluded that, as a result of the material weakness described above, our internal control over financial reporting was not effective as of December 31, 2005, based on the COSO criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our 2005 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that our Board of Directors determined that the material weakness we previously reported in our quarterly reports on Form 10-Q for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005 regarding the ineffective oversight of our internal control over financial reporting by the Audit Committee had been remediated as of December 31, 2005, given that enough time had elapsed to determine that the Audit Committee was providing effective oversight.

Management and the Audit Committee intend to remediate the material weakness concerning income taxes described above, and have begun to implement the following actions:

1. Perform an extensive reconciliation of our income tax accounts.

2. Utilize outside consultants to assist management in the analysis of complex tax accounting and disclosure matters.

3. Assess our staffing in the accounting and finance areas to ensure we have adequate technical tax expertise.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Silicon Image Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

•	The Company lacked appropriate controls related to accounting for income taxes. Specifically, the controls designed by the Company to correctly compute the excess tax benefit relating to stock options exercised did not operate effectively. This resulted in the Company recording a material adjustment in the 2005 financial statements that affected the provision for income taxes and stockholders’ equity.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows as of and for the year ended December 31, 2005 of the Company, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows as of and for the year ended December 31, 2005, of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 15, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item, which will be set forth under the captions “Proposal No. 1 Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” in Silicon Image’s Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item, which will be set forth under the captions “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in Silicon Image’s Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding ownership of Silicon Image’s securities, which will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Silicon Image’s Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference. The information required by this Item regarding Silicon Image’s equity compensation plans, which will be set forth under the caption “Equity Compensation Plans” in Silicon Image’s Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item, which will be set forth under the caption “Certain Relationships and Related Transactions” in Silicon Image’s Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item, which will be set forth under the caption “Audit and Related Fees” in Silicon Image’s Proxy Statement for its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form:

1. Financial Statements:

2. Financial Statement Schedules

Schedules not listed in Item 15(a)(1) above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits.

The exhibits listed in the Index to Exhibits are incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K.

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$77,877	$23,280
Short-term investments	73,685	70,240
Accounts receivable, net of allowances for doubtful accounts of $417 in 2005 and $745 in 2004	30,141	19,417
Inventories	17,072	13,926
Prepaid expenses and other current assets	3,037	3,073

Total current assets	201,812	129,936

Property and equipment, net	9,613	9,494
Goodwill	13,021	13,021
Intangible assets, net	585	1,683
Other assets	7,990	774

Total assets	$233,021	$154,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,372	$6,833
Accrued liabilities	13,952	13,418
Deferred license revenue	8,283	2,127
Debt obligations and capital leases	230	489
Deferred margin on sales to distributors	13,771	9,962

Total current liabilities	49,608	32,829

Other Long-term liabilities	6,867	—

Total liabilities	56,475	32,829

Commitments and contingencies (Notes 6 and 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 80,491,557 — 2005 and 78,131,604 — 2004	80	78
Additional paid-in capital	307,149	299,744
Unearned compensation	(6,742)	(7,632)
Accumulated deficit	(123,429)	(172,978)
Accumulated other comprehensive income (loss)	(512)	2,867

Total stockholders’ equity	176,546	122,079

Total liabilities and stockholders’ equity	$233,021	$154,908

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenue:
Product	$193,923	$152,350	$89,335
Development, licensing and royalties	18,476	20,809	14,190

Total revenue	$212,399	$173,159	$103,525
Cost of revenue and operating expenses:
Cost of revenue(1)	83,105	68,614	47,192
Research and development(2)	44,860	61,459	43,386
Selling, general and administrative(3)	31,984	42,702	23,095
Amortization of intangible assets	1,098	1,345	1,103
In-process research and development	—	—	5,482
Restructuring expense (recovery)	(220)	—	986

Total cost of revenue and operating expenses	160,827	174,120	121,244

Income (loss) from operations	51,572	(961)	(17,719)
Gain on escrow settlement, net	—	—	4,618
Interest income	3,605	945	498
Interest expense and other, net	(195)	(227)	(207)
Gain on investment security	1,297	926	—

Income (loss) before provision for income taxes	56,279	683	(12,810)
Provision for income taxes	6,730	1,007	—

Net income (loss)	$49,549	$(324)	$(12,810)

Net income (loss) per share — basic	$0.63	$(0.00)	$(0.18)

Net income (loss) per share — diluted	$0.59	$(0.00)	$(0.18)

Weighted average shares — basic	79,254	75,081	69,412

Weighted average shares — diluted	83,957	75,081	69,412

(1) Includes stock compensation expense (benefit)	$(1,383)	$2,777	$583
(2) Includes stock compensation expense (benefit)	(3,851)	16,647	6,863
(3) Includes stock compensation expense (benefit)	(3,297)	13,359	2,542

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes			Accumulated
			Additional	Receivable			Other
	Common Stock		Paid-In	from	Unearned	Accumulated	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Income (Loss)	Total

	(In thousands)

Balance at December 31, 2002	66,640	$67	$214,459	$(109)	$(6,403)	$(159,844)	$—	$48,170
Net loss	—	—		—	—	(12,810)	—	(12,810)
Net issuances of common stock	3,488	3	9,223	—	—	—	—	9,226
Common stock issued for ESPP	613	—	2,263	—	—	—	—	2,263
Common stock issued for acquisitions (Note 2)	2,576	2	9,491	—	—	—	—	9,493
Stock reacquired pursuant to settlement (Note 2)	(950)	—	(4,692)	—	—	—	—	(4,692)
Compensation expense for option modification	—	—	646	—	—	—	—	646
Repayments of note receivable	—	—	—	109	—	—	—	109
Unearned compensation	—	—	4,606	—	(4,606)	—	—	—
Stock compensation expense	—	—	7,175	—	2,813	—	—	9,988

Balance at December 31, 2003	72,367	72	243,171	—	(8,196)	(172,654)	—	62,393
Net loss	—	—	—	—	—	(324)	—	(324)
Unrealized net gain on available-for-sale investments	—	—	—	—	—	—	2,867	2,867

Total comprehensive income	—	—	—	—	—	—	—	2,543
Net issuances of common stock	5,140	5	20,998	—	—	—	—	21,003
Common stock issued for ESPP	616	1	2,720	—	—	—	—	2,721
Common stock issued for acquisitions	9	—	—	—	—	—	—	—
Compensation expense for option modification	—	—	1,527	—	—	—	—	1,527
Tax benefit from employee stock transactions	—	—	636	—	—	—	—	636
Stock compensation expense	—	—	30,692	—	564	—	—	31,256

Balance at December 31, 2004	78,132	78	299,744	—	(7,632)	(172,978)	2,867	122,079
Net income	—	—	—	—	—	49,549	—	49,549
Foreign currency translation adjustments	—	—	—	—	—	—	(22)	(22)
Unrealized net loss on available-for-sale investments	—	—	—	—	—	—	(3,357)	(3,357)

Total comprehensive income	—	—	—	—	—	—	—	46,170
Net issuances of common stock	1,787	2	7,584	—	—	—	—	7,586
Common stock issued for ESPP	716	—	3,840	—	—	—	—	3,840
Restricted common stock repurchased	(143)	—	(1)	—	—	—	—	(1)
Tax benefit from employee stock transactions	—	—	5,403	—	—	—	—	5,403
Stock compensation benefit	—	—	(9,421)	—	890	—	—	$(8,531)

Balance at December 31, 2005	80,492	$80	$307,149	$—	$(6,742)	$(123,429)	$(512)	$176,546

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$49,549	$(324)	$(12,810)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	6,108	4,903	4,734
Provision for doubtful accounts	194	75	151
Stock compensation expense (benefit)	(8,531)	32,783	9,988
Amortization of intangible assets	1,098	1,345	1,103
Amortization of investment premium	469	—	—
In-process research and development	—	—	5,482
Impairment of goodwill and intangible assets	—	—	—
Non-cash restructuring	—	—	646
Non-cash gain on escrow settlement, before cash costs	—	—	(4,692)
Gain on investment security	(1,297)	(926)	—
Tax benefit from employee stock transactions	5,403	636	—
Loss on sale of investments	45	—	—
Loss on disposal of property and equipment	148	—	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(10,918)	(6,738)	(1,316)
Inventories	(3,146)	(3,614)	(3,011)
Prepaid expenses and other assets	(313)	115	(851)
Accounts payable	6,539	391	(3,904)
Accrued liabilities and deferred license revenue	6,463	5,112	(1,554)
Deferred margin on sales to distributors	3,809	2,688	3,141

Cash provided by (used in) operating activities	55,620	36,446	(2,893)

Cash flows from investing activities:
Purchases of short-term investments	(94,561)	(75,109)	(23,000)
Proceeds from sales of short-term investments	86,349	27,932	24,600
Proceeds from sale of investment security	2,171	—	—
Purchases of property and equipment	(6,169)	(5,963)	(5,096)
Proceeds from sale of property and equipment	21	—	—
Cash acquired in business combination, net of acquisition costs	—	—	149

Cash used in investing activities	(12,189)	(53,140)	(3,347)

Cash flows from financing activities:
Proceeds from issuances of common stock	11,426	23,724	11,489
Net repayments of stockholders’ notes receivable	—	—	109
Repayments of debt and capital lease obligations	(259)	(1,684)	(2,467)
Repurchase of restricted stock	(1)	—	—
Refund of security deposits on leasing arrangements	—	—	130

Cash provided by financing activities	11,166	22,040	9,261

Net increase in cash and cash equivalents	54,597	5,346	3,021
Cash and cash equivalents — beginning of period	23,280	17,934	14,913

Cash and cash equivalents — end of period	$77,877	$23,280	$17,934

Supplemental cash flow information:
Acquisitions of property and equipment under capital lease arrangements	$—	$441	$383

Cash payments for interest	$34	$54	$140

Stock and options issued with the TransWarp acquisition	$—	$—	$14,371

Cash payments for taxes	$946	$310	$—

Unrealized net gain (loss) on available-for-sale securities	$(3,357)	$3,743	$—

Accrued property and equipment purchases	$227	$—	$—

Foreign currency translation adjustments	$(22)	$—	$—

Reimbursable tenant improvements	$—	$582	$—

Increase in restricted cash and related long-term liability associated with ongoing litigation	$6,867	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Silicon Image, Inc. (referred to herein as “We”, “Our”, “the Company”, or “Silicon Image”), a Delaware corporation, was incorporated June 11, 1999. The Company is a leading provider of multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. Silicon Image establishes industry-standard and high-speed digital interfaces for standards-based IC products.

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

Reclassifications

Patent assertion cost of $519,000 and $2,152,000 for the years ended December 31, 2004 and 2003, respectively, have been reclassified from a stand-alone caption in the accompanying Consolidated Statements of Operations, to selling, general and administrative expense to be consistent with the current year presentation. Patent assertion costs included within selling, general and administrative expense for the year ended December 31, 2005 totaled $326,000. The reclassifications had no effect on previously disclosed net loss, cash flows or stockholders’ equity.

Revenue recognition

For products sold directly to end-users, or to distributors that do not receive price concessions and do not have rights of return, we recognize revenue upon shipment and title transfer if we believe collection is reasonably assured. Reserves for sales returns are estimated based primarily on historical experience and are provided at the time of shipment.

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

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the distributor becomes fixed. Pursuant to our distributor agreements, older or end-of-life products are sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer if we believe collection is reasonable assured.

At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in “deferred margin on sales to distributors”, a component of current liabilities on our consolidated balance sheet. Deferred margin represents the estimated gross margin on the sale to the distributor; however, the amount of actual gross margin we recognize in future periods could be less than the deferred margin as a result of future price concessions. We do not reduce deferred margin by estimated future price concessions; instead, price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. The difference between deferred margin and the margin actually recognized has not been material in the past; however, since price concessions are highly dependent upon market conditions, there can be no assurance that the difference will not be material in the future. Price concessions are not granted for amounts in excess of the deferred margin.

License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until either cash is received if collection is not reasonably assured at the time of delivery or, in the event that the arrangement includes undelivered elements for which the fair value cannot be determined, until the earlier of such time that the fair value can be determined or the elements are delivered. The fair value of undelivered elements is generally based upon the price charged when the elements are sold separately. A number of our license agreements require customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables and either payment has been received or is expected within 90 days of acceptance. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available, and rely upon estimates in lieu of actual royalty reports when we have a sufficient history of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. To date, such “true-up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty reports are received. Development revenue is recognized when a project is completed and accepted by the other party to the development agreement, and collection is reasonably assured. In certain instances, we recognize development revenue using the lesser of non-refundable cash received or the results of using a proportional performance measure, based on the achievement of project milestones. Our license revenue recognition depends upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances.

Allowance for Doubtful Accounts

We review collectibility of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2004	2003
	In thousands

Balance at January 1	$745	$670	$519
Provision for doubtful accounts	194	75	151
Write offs	(522)	—	—

Balance at December 31	$417	$745	$670

Inventories

We record inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for standard cost variances. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products, and allocable indirect costs. We record differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statement of operations in order to state the inventories at actual costs on a FIFO basis. Standard costs are evaluated at least annually.

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

For certain long-lived assets, primarily fixed assets and intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We regularly compare the carrying value of long-lived assets to our projection of future undiscounted cash flows, attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

We assign the following useful lives to our fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to six years. As of December 31, 2005 and 2004, we had $23.2 million and $24.2 million, respectively in long-lived assets, substantially all of which are located in the United States. Depreciation and amortization expense was $6.1 million, $4.9 million, and $4.7 million. Amortization of intangibles, totaled $1.1 million, $1.3 million, and $1.1 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill and intangible assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

We adopted SFAS No. 142 effective January 1, 2003. We completed the first step of the transitional goodwill impairment test as of the beginning of fiscal 2003, and the results of that test indicated that our goodwill and intangible assets were not impaired at January 1, 2003. Based on the annual impairment test performed for 2005 and 2004 in accordance with SFAS No. 142, there was no impairment of goodwill or intangible assets at December 31, 2005 and December 31, 2004. The impairment analysis was based on our estimates of forecasted discounted cash flows as well as our market capitalization at that time.

Purchased intangible assets are carried at cost less accumulated amortization.

Components of intangible assets, were as follows (in thousands):

		December 31, 2005		December 31, 2004
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Acquired technology	36-48 months	$1,780	$(1,348)	$1,780	$(863)
Non-compete agreement	36 months	1,849	(1,696)	1,849	(1,083)

		$3,629	$(3,044)	$3,629	$(1,946)

Intangible assets not subject to amortization:
Goodwill		$13,021	$—	$13,021	$—

Estimated future amortization expense for our intangible assets is as follows for the fiscal years ending December 31 (in thousands):

2006	$508
2007	77

$585

Income taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. The tax benefit of the net operating loss carryforward resulting from stock option transactions, to the extent such tax benefits pertain to deductions for tax reporting purposes in excess of related amounts reported for financial reporting purposes, is recorded as a credit to additional paid-in capital when utilized. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent we do not believe it is more likely than not that we will generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)

Balance at January 1	$351	$271	$223
Provision for warranties issued during the period	273	300	630
Cash and other settlements made during the period	(242)	(220)	(582)

Balance at December 31	$382	$351	$271

Stock-based compensation

We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, and comply with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (an amendment to FASB Statement No. 123). Expense associated with stock-based compensation is amortized over the vesting period of the individual award using an accelerated method, as described in Financial Accounting Standards Board Interpretation No. 28.

We are required under SFAS No. 148 to disclose pro forma information regarding option grants made to employees based on specified valuation techniques that produce estimated compensation charges. We provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards made during fiscal 2005, 2004 and 2003, as if the fair-value-based method defined in SFAS No. 123 had been applied. The fair value of the stock-based awards was estimated using the Black-Scholes model.

We are required to determine the fair value of stock option grants to non-employees, and to record the amount as an expense over the period during which services are provided to us. The fair value of each non-employee stock option grant is remeasured at each period end until a commitment date is reached which is generally the vesting date. The Company accounts for employee and director stock option grants in accordance with APB 25 and complies with the disclosure provisions of SFAS No. 123. Management calculates the fair value of these stock option grants using the Black-Scholes model, which requires us to estimate the life of the stock option, the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sensitive to the expected life of the stock option and the volatility of our stock, both of which we estimate based primarily on historical experience.

Pro forma Net Income (Loss)

Had we recorded compensation cost for our options based on the grant-date fair value as prescribed by SFAS No. 123, our net income (loss) would have been as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net income (loss) — as reported	$49,549	$(324)	$(12,810)
Stock compensation cost (benefit) included in net income (loss) as reported, net of tax	(6,578)	27,218	7,078
Stock compensation expense determined using fair value method, net of tax	(15,117)	(22,769)	(21,019)

Pro forma net income (loss)	$27,854	$4,125	$(26,751)

Basic net income (loss) per share — pro forma	$0.35	$0.05	$(0.39)
Diluted net income (loss) per share — pro forma	$0.33	$0.05	$(0.39)
Basic net income (loss) per share — as reported	$0.63	$0.00	$(0.18)
Diluted net income (loss) per share — as reported	$0.59	$0.00	$(0.18)

Cash and cash equivalents and short-term investments

We consider all highly liquid investments maturing within three months from the date of purchase to be cash equivalents. All of our investments are categorized as available-for-sale at the consolidated balance sheet dates, and have been presented at fair value.

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2005:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Gain	Loss	Fair Value

Classified as current assets:
Cash	$7,929	$—	$—	$7,929
Cash equivalents:
Money market funds	11,399	—	—	11,399
Commercial paper	58,529	20	—	58,549

Total cash equivalents	69,928	20	—	69,948

Total cash and cash equivalents	77,857	20	—	77,877

Short-term investments:
Corporate notes and bonds	$32,095	$2	$(295)	$31,802
Asset-backed securities	26,154	—	(107)	26,047
United States government agencies	15,946	—	(110)	15,836

Total short-term investments	74,195	2	(512)	73,685

Total cash and cash equivalents and short-term investments	$152,052	$22	$(512)	$151,562

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2004:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Gain	Loss	Fair Value

Classified as current assets:
Cash	$9,592	$—	$—	$9,592
Cash equivalents:
Money market funds	6,201	—	—	6,201
Commercial paper	7,486	1	—	7,487

Total cash equivalents	13,687	1	—	13,688

Total cash and cash equivalents	23,279	1	—	23,280

Short-term investments:
Corporate notes and bonds	29,824	—	(106)	29,718
Asset-backed securities	5,250	—	(11)	5,239
United States government agencies	31,374	1	(79)	31,296
Marketable equity securities*	—	3,987	—	3,987

Total short-term investments	66,448	3,988	(196)	70,240

Total cash and cash equivalents and short-term investments	$89,727	$3,989	$(196)	$93,520

*	Unrealized gain on marketable equity security represents our investment in Leadis, Inc. as more fully described in Note 10. This unrealized gain includes approximately $926,000 that was recorded through the consolidated statement of operations as it relates to a derivative financial instrument, and the remainder in the amount of approximately $3.1 million is included in accumulated other comprehensive income as of December 31, 2004. See Note 10 regarding the sale of this investment.

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

Concentration of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments and accounts receivable. A majority of our cash and investments are maintained with two major financial institutions headquartered in the United States. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As of December 31, 2005, cash balances held in foreign countries were immaterial. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from investments held at these financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations and financial institutions of high credit standing. We do not believe there is significant risk related to non-performance

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by these counterparties because the amount of credit exposure to any one issuer (except US Government and agency securities) is limited to 5%.

We perform on-going credit evaluations of our customers’ financial condition and may require collateral, such as letters of credit, to secure accounts receivable if deemed necessary. We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectibility.

Advertising and Research and Development

Advertising and research and development costs are expensed as incurred. Advertising expense was insignificant in 2005, 2004, and 2003. During the year ended December 31, 2005, the Company recorded a reduction to research and development expense totaling approximately $1.8 million related to funding received from outside parties for three engineering projects. Such funding was provided irrespective of the results of the projects.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss of ($512,000) as of December 31, 2005, was comprised of net unrealized losses on available-for-sale securities of ($490,000) and foreign currency translation adjustments of ($22,000). Accumulated other comprehensive income of $2.9 million as of December 31, 2004 was comprised entirely of net unrealized gains on available-for-sale securities

Net income (loss) per share

Basic net income (loss) per share is based on weighted average common shares outstanding, excluding shares subject to repurchase, and diluted net income (loss) per share is based on weighted average common shares and dilutive equivalents outstanding, if any. The following tables set forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Numerator:
Net income (loss)	$49,549	$(324)	$(12,810)

Denominator:
Weighted average shares of common stock outstanding	79,466	75,733	70,042
Less: unvested common shares subject to repurchase	(212)	(652)	(630)

Weighted average shares — basic	79,254	75,081	69,412

Dilutive common stock options	4,491	—	—
Unvested common stock shares subject to repurchase	212	—	—

Weighted average shares — diluted	83,957	75,081	69,412

Net income (loss) per share — basic	0.63	(0.00)	(0.18)

Net income (loss) per share — diluted	0.59	(0.00)	(0.18)

The weighted average securities that were anti-dilutive and excluded from our net income per share calculation were approximately 6,488,000 for the year ended December 31, 2005. For the years ended December 31, 2004 and 2003, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The weighted average securities that were anti-dilutive and excluded from our calculation of net loss per share were approximately 20,257,000 and 20,028,000, for the years ended December 31, 2004 and 2003, respectively.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, (SFAS No. 153) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June  15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). SFAS No. 123R will be effective for our fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards and the assumed award forfeiture rates. We have not determined the full impact of SFAS No. 123R, however we do anticipate that its adoption could have a material impact on our results of operations in 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement — An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we are required to adopt it starting with the quarter ending March 31, 2006. Although we continually evaluate accounting policies, we do not believe adoption of SFAS No. 154 will have a material impact on the our financial position, results of operations, or cash flows.

NOTE 2 —	GAIN ON ESCROW SETTLEMENT

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

A certain number of shares were being held in escrow as our security for indemnification obligations of CMD’s shareholders. On August 7, 2002, we filed a demand for arbitration with the American Arbitration Association against the principal shareholders of CMD relating to shares held in escrow in connection with our acquisition of CMD. Pursuant to agreements by which we acquired CMD, a portion of the Silicon Image common stock issued to the principal stockholders of CMD was held in two separate escrow pools as collateral for the indemnification obligations of these shareholders. We previously made indemnification claims against these escrow pools for the release of escrow shares with a value of approximately $5.4 million, which claims were contested by the principal shareholders of CMD. On February 28, 2003, we and the principal shareholders of CMD entered into a settlement agreement and mutual release, pursuant to which our indemnification claims were resolved.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the settlement, we received 949,780 of the escrowed shares, valued at approximately $4.7 million, and recorded a net non-operating gain of $4.6 million for the year ended December 31, 2003.

NOTE 3 —	ASSET IMPAIRMENT AND RESTRUCTURING ACTIVITIES

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

Severance and benefits payments are substantially complete. The following table presents the changes to our restructuring reserves from 2003 through December 31, 2005 (in thousands):

	Severance	Leased
	and Benefits	Facilities	Total

Balance as of December 31, 2002	$138	$2,598	$2,736
2003 provision	986	—	986
Cash payments	(441)	(760)	(1,201)
Non-cash activity	(646)	—	(646)

Balance as of December 31, 2003	37	1,838	1,875
Cash payments	(5)	(834)	(839)

Balance as of December 31, 2004	32	1,004	1,036
Cash payments	—	(759)	(759)
Adjustment related to lease modification	—	(220)	(220)
Non-cash activity	(32)	—	(32)

Balance as of December 31, 2005	$—	$25	$25

Effective December 2005, we renegotiated a lease for our Irvine, California facility, which was identified in our restructuring activities in 2001, that provided for early termination. We recorded an expense recovery of $220,000 to the restructuring accrual with an offsetting reduction of our operating expenses for the year ended December 31, 2005, resulting from this lease modification.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	CONSOLIDATED BALANCE SHEET COMPONENTS

	December 31,
	2005	2004
	(In thousands)

Inventories:
Raw materials	$3,123	$3,089
Work in process	4,511	2,372
Finished goods	9,438	8,465

	$17,072	$13,926

Property and equipment:
Computers and software	$16,669	$14,641
Equipment	16,601	12,820
Furniture and fixtures	2,259	2,178

	35,529	29,639
Less: accumulated depreciation	(25,916)	(20,145)

	$9,613	$9,494

Property and equipment as of December 31, 2005 and 2004, includes approximately $582,000 relating to leasehold improvements that were reimbursable by the landlord. This amount was recorded with an offsetting credit to other accrued liabilities, which is amortized as a reduction of rent expense over the term of the lease agreement. Property and equipment as of December 31, 2005 and 2004, also include equipment acquired under a capital lease arrangement. As of December 31, 2005 and 2004, the principal payments outstanding on this capital lease was approximately $230,000 and $441,000, respectively. Amortization relating to assets acquired under capital lease arrangements is included in depreciation expense.

	December 31,
	2005	2004
	(In thousands)

Accrued liabilities:
Accrued payroll and related expenses	$4,738	$6,473
Restructuring accrual (see Note 3)	25	1,036
Accrued legal fees	490	910
Warranty accrual (see Note 1)	382	351
Bonus accrual	2,615	3,122
Other accrued liabilities	5,702	1,526

	$13,952	$13,418

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	INCOME TAXES

We recorded a provision for income taxes amounting to $6.7 million and $1.0 million for the years ended December 31, 2005 and 2004, respectively. No provision for income taxes was recorded for the year ended December 31, 2003 since we generated both book and tax losses.

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$701	$636	$—
State	13	—	—
Foreign	613	371	—

	1,327	1,007	—

Charge in lieu of taxes	5,403	—

Total provision for taxes	$6,730	$1,007	$—

The charge in lieu of taxes represents the tax benefit from deductions for employee stock transactions, in excess of related amounts reported for financial reporting purposes, that is recorded as a direct increase to additional paid-in capital instead of a reduction to the income tax provision.

Our effective tax rate differs from the federal statutory rate due to the following:

	Years Ended December 31,
	2005	2004	2003

Tax provision (benefit) at federal statutory rate	$19,751	$239	$(4,355)
Nondeductible expenses	70	471	3,690
Tax losses not utilized (utilized)	(19,821)	(710)	665
Changes in valuation allowance related to employee stock transactions	5,403	—	—
Alternative minimum taxes	701	636	—
State taxes	13	—	—
Foreign taxes	613	371	—

Tax provision	$6,730	$1,007	$—

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2005	2004

Net operating losses carryforward	$23,666	$35,099
Stock based compensation	4,888	13,386
Tax credits	16,898	11,482
Inventory valuation	1,285	2,833
Capitalized research and development	2,873	5,117
Other items not currently deductible	2,663	3,687

	52,273	71,604
Less: valuation allowance	(52,273)	(71,604)

	$—	$—

As of December 31, 2005, we had research credit carryforwards of approximately $7.3 million and $8.9 million for federal and state tax purposes, respectively. The federal credit carryforwards expire through 2024. The California credit carryforwards can be carried forward indefinitely.

At December 31, 2005, we had a net operating loss carryforward for federal income tax purposes of approximately $67.6 million that expires through 2025. Of such amount, approximately $43.1 million relates to excess deductions for tax purposes associated with stock option transactions and approximately $24.5 million is due to losses from operations. In the event of a cumulative change in ownership of greater than 50%, as defined, over a three year period, the availability of net operating losses to offset future taxable income may be limited.

Management believes that available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets, and therefore a full valuation allowance has been recorded to reduce the carrying value of such assets to zero. Objective evidence includes our history of losses, the highly-competitive industry in which we operate and the uncertainty regarding continued market acceptance of our products. We will continue to assess the realizability of deferred tax assets based on actual and forecasted operating results. If we subsequently conclude that it is more likely than not that the deferred tax assets will be recovered and, accordingly, reverse the valuation allowance, the portion of the reversal associated with the excess deductions for tax reporting purposes resulting from stock option transactions will be recorded as a credit to additional paid-in capital. As of December 31, 2005, the deferred tax assets of $52.3 million included $18.4 million of such excess deductions for tax reporting purposes.

NOTE 6 —	DEBT, LEASE AND OTHER OBLIGATIONS

In October 2002, we entered into a $3.6 million term loan to refinance $3.1 million of debt acquired in connection with our acquisition of CMD and $500,000 of other bank debt. This loan bore interest at prime plus 0.25% and required monthly payments through its maturity of October 1, 2004. This loan was repaid in full during fiscal 2004. During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment during fiscal 2004. This term loan bears interest at 5% and requires monthly payments through its maturity in February 2004. As of December 31, 2004, $48,000 was outstanding under these term loans. There were no amounts due under the these loans at December 31, 2005.

In November 2004, we leased certain capital equipment under a lease arrangement accounted for as a capital lease. The principal balance outstanding under this lease arrangement as of December 31, 2005 and 2004 were approximately $230,000 and $441,000, respectively.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility, including an additional 30,000 square feet of space in an adjacent building, that commenced in August 2003 and expires in July 2010. In June 2004, the lease terms were amended and we leased approximately 28,000 square feet of additional space (for a total leased area of approximately 109,803 square feet). The revised agreement provides for a rent free period for the additional space and thereafter initial base monthly rental payments of $107,607 and provides for annual increases of 3% thereafter. As a result of the lease modification, we recorded an adjustment of $220,000 to the restructuring accrual with an offsetting reduction to operating expenses for the year ended December 31, 2005.

In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. We subleased parts of this facility to three separate third parties. These sublease agreements were co-terminous leases and expired in November 2005. These subleases collectively generated monthly sublease income of approximately $40,000 to offset our payments. Effective December 2005, the original lease was terminated and we entered into a new non-cancelable operating lease agreement. Under the terms of the new agreement, base monthly rental lease payments of $42,000 are required and increases annually 3% thereafter.

Additionally, in connection with our acquisition of SCL in July 2001, we acquired the lease of a facility in Milpitas, California with average monthly rental payments of approximately $18,000 per month which expires in January 2006. We do not occupy the Milpitas facility and therefore are accounting for the remaining monthly rental payments in our restructuring reserve.

We also lease office space in China, Taiwan, Korea, United Kingdom and Japan.

Rent expense totaled $1.7 million, $1.8 million, and $1.9 million in 2005, 2004 and 2003, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.

Future minimum payments for our operating leases, and capital lease obligations and minimum royalty obligations to a related party (Note 11) at December 31, 2005 are as follows (in thousands):

	Payments Due in
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Capital lease obligations	$260	$260	$—	$—	$—
Operating lease obligations	11,325	3,494	5,486	2,345	—
Minimum royalty obligations due to a related party	200	100	100	—	—

Total	$11,785	$3,854	$5,586	$2,345	$—

As of December 31, 2005, the future minimum rental payments on our capital leases was $260,000 which includes approximately $30,000 of interest and sales tax. The entire amount of capital lease obligations have been presented as current liabilities on the face of the consolidated balance sheet.

NOTE 7 —	STOCKHOLDERS’ EQUITY

1999 Equity Incentive Plan (the “1999 Plan”)

In September 1995, the Board of Directors adopted the 1995 Equity Incentive Plan (the “1995 Plan”), which provides for the granting of incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, directors and consultants. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of our common stock on the date of grant for ISOs and NSOs, respectively. In

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. We have the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest.

In October 1999, the 1999 Plan became the successor to the 1995 Plan and was changed to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan will be increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the immediately preceding December 31.

In June and July 2001, in connection with the CMD and SCL acquisitions, we assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. In April 2004, in connection with the TransWarp acquisition, we assumed all outstanding options and options available for issuance under the TransWarp Stock Option Plan. The terms of these Plans are very similar to those of the 1999 Plan. Our assumption of the CMD, SCL and TransWarp Plans and the outstanding options did not require the approval of, and was not approved by, our stockholders.

Options granted under all Plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years. Some options provide for accelerated vesting if certain identified milestones are achieved.

Non-plan options

In 2004 and 2003, our Board of Directors granted non-plan options to purchase 1.7 million and 625,000 shares, respectively, of our common stock to three executives and an employee. There were no non-plan option grants in 2005. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years, except that the repriced options (discussed in detail under “Stock Option Exchange (Repricing)”) were priced above our stock’s fair market value on the date of the repricing and expire in six years. Our non-plan option grants did not require the approval of, and were not approved by, our stockholders.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Data

The following table summarizes information with respect to our stock option Plans, including options granted outside of the Plans (in thousands except per share data):

						Number of Option Shares Outstanding
										Weighted
	Options Available for Future Issuance						Non-Stockholder			Average
	1995 and	Non-Stockholder Approved Plans from Acquisitions				Stockholder	Approved			Exercise
	1999	CMD	SCL	TWN		Approved	Plans from	Non-		Price per
	Plans	Plan	Plan	Plan	Total	Plan	Acquisitions	Plan*	Total	Share

At December 31, 2002	1,186	268	77	—	1,531	12,084	5,913	1,904	19,901	$3.96
Authorized	3,332	—	—	—	3,332	—	—	—	—	—
Assumed	—	—	—	162	162	—	632	—	632	1.27
Granted	(3,596)	(787)	(167)	(64)	(4,614)	3,596	1,147	625	5,368	5.86
Canceled	1,058	670	239	—	1,967	(1,058)	(957)	(234)	(2,249)	3.73
Exercised	—	—	—	—	—	(1,399)	(1,752)	(340)	(3,491)	2.64

At December 31, 2003	1,980	151	149	98	2,378	13,223	4,983	1,955	20,161	4.63

Authorized	3,618	—	—	—	3,618	—	—	—	—	—
Granted	(5,264)	(189)	(264)	(43)	(5,760)	5,264	496	1,700	7,460	12.85
Canceled	1,145	124	169	—	1,438	(1,145)	(293)	—	(1,438)	5.67
Exercised	—		—	—	—	(3,255)	(1,162)	(719)	(5,136)	4.09

At December 31, 2004	1,479	86	54	55	1,674	14,087	4,024	2,936	21,047	7.61

Authorized	3,907	—	—	—	3,907	—	—	—	—	—
Granted	(4,587)	(152)	(68)	(36)	(4,843)	4,587	256	—	4,843	11.31
Canceled	1,576	93	30	18	1,717	(1,576)	(141)	(1,702)	(3,419)	12.40
Exercised	—	—	—	—	—	(962)	(501)	(324)	(1,787)	4.24

At December 31, 2005	2,375	27	16	37	2,455	16,136	3,638	910	20,684	$7.98

*	primarily used as inducements for new officers

At December 31, 2005, 10,839,000 options were vested and 12,000 unvested shares had been exercised and remain subject to our repurchase rights. Of the options outstanding at December 31, 2005, and in the absence of acceleration of vesting or cancellations, approximately 4,054,000 shares will vest in 2006, 3,052,000 in 2007, 2,013,000 in 2008, 660,000 in 2009, and 66,000 in 2010 and thereafter.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Ranges of Exercise Prices	Shares	Price	Contractual Life	Shares	Price
	(In thousands)		(In years)	(In thousands)

$ 0.06 - $ 1.80	2,239	$1.12	5.54	2,020	$1.12
$ 1.90 - $ 4.42	2,361	3.44	5.46	2,096	3.37
$ 4.44 - $ 5.63	3,218	5.21	3.90	2,363	5.42
$ 5.77 - $ 6.23	2,584	6.16	7.06	1,315	6.15
$ 6.26 - $ 9.15	2,479	7.96	8.82	818	7.84
$ 9.16 - $10.81	2,074	9.95	8.71	446	9.97
$10.85 - $12.86	2,268	12.11	8.65	681	12.19
$12.90 - $16.75	2,545	15.00	7.82	1,034	15.69
$16.79 - $17.86	916	17.02	8.90	258	17.01

	20,684	$7.98	6.94	11,031	$6.34

The weighted average grant-date fair value of options granted was $8.14, $9.29, and $4.23 per option during 2005, 2004, and 2003, respectively. The grant-date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended
	December 31,
	2005	2004	2003

Expected life (years)	5.00	5.00	5.00
Risk-free interest rate	4.23%	3.40%	3.30%
Dividend yield	—	—	—
Expected volatility	90%	90%	90%

Stock Option Exchange (Repricing)

On December 22, 2000, we implemented an option exchange program to allow employees and certain consultants to exchange approximately 3,000,000 stock options with a weighted average exercise price of $25.39 per share for new options with an exercise price of $5.63 per share (the fair market value on that date). On April 4, 2001, this program was extended to executives at the December 22, 2000 price (which was greater than the fair market value of our stock on April 4, 2001). Under this program, new options vest over a four-year period and expire in six years. Compensation expense associated with the option exchange program will be recorded until the options are exercised or expire and the expense or benefit for the increase or decrease, respectively, in the fair market value of our common stock in excess of the option’s exercise price is recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options. At December 31, 2005, there were 1.6 million repriced options outstanding of which all were fully vested. Management anticipates that the variable accounting associated with the repriced options will cease upon the adoption of SFAS No. 123R, effective January 1, 2006.

Employee Stock Purchase Plan

In October 1999, we adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. In 2005, 2004, and 2003, 716,000, 616,000, and 613,000 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $5.36, $4.43, and $3.69 per share, respectively. A total of 925,000 shares were reserved for future issuance at December 31, 2005. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.

The weighted average, grant-date fair value of stock purchase rights granted in 2005, 2004 and 2003 was $4.73, $2.69 and $2.60, respectively, per share. The grant date fair value was estimated using the Black-Scholes pricing model with the following assumptions:

	Year Ended
	December 31,
	2005	2004	2003

Expected life (years)	1.22	1.32	1.42
Risk-free interest rate	3.7%	1.2%	1.5%
Dividend yield	—	—	—
Expected volatility	59%	85%	90%

Option Grants to Non-employees

During 2005, 2004, and 2003, we granted non-employees options to purchase 121,000, 362,000, and 454,000 shares of our stock at weighted average exercise prices of $11.25, $10.09, and $5.28 per share, respectively, in return for engineering, administration and consultancy services. Total compensation expense recognized in 2005 for option grants to non-employees was $2.6 million.

The non-employee options are recorded at fair value and adjusted to market over the performance period. The fair value during 2005 was estimated using the Black-Scholes pricing model based on an expected life of five years for the expected life, a risk-free interest rate of 4.0%, expected volatility of 90%, and dividend yield of zero.

NOTE 8 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single industry segment (as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) encompassing the design, development and sale of solutions for applications that require high-bandwidth cost-effective solutions for high-speed data communications. Our chief operating decision maker is our Chief Executive Officer.

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Taiwan	$53,579	$42,715	$35,534
Japan	46,170	34,620	15,980
United States	54,593	48,391	27,259
Hong Kong	6,819	5,243	6,025
Korea	20,663	8,015	4,871
Other	30,575	34,175	13,856

	$212,399	$173,159	$103,525

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by product line was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Consumer Electronics	$108,712	$71,377	$25,762
Personal Computers	49,212	41,223	33,163
Storage products	35,999	39,750	30,410
Development, licensing and royalties	18,476	20,809	14,190

	$212,399	$173,159	$103,525

Revenue by product line, including development, licensing and royalties, was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Consumer Electronics	$118,578	$84,604	$33,326
Personal Computers	50,484	41,585	36,108
Storage products	43,337	46,970	34,091

	$212,399	$173,159	$103,525

For all periods presented, substantially all of our long-lived assets were located within the United States.

In 2005, two customers generated 17% and 11% of our total revenue and at December 31, 2005, one customer represented 13% of gross accounts receivable. In 2004, two customers generated 15% and 12% of our total revenue and at December 31, 2004 one customer represented 10% of gross accounts receivable. In 2003, one customer generated 15% of our total revenue and at December 31, 2003 three customers represented 17%, 12%, and 10% of gross accounts receivable. Our top five customers, including distributors, generated 54%, 47%, and 41% of our revenue in 2005, 2004 and 2003, respectively.

Cost of sales information by product line is not available. Accordingly, only revenue by product line is presented.

NOTE 9 —	LEGAL PROCEEDINGS

In 2001, we filed a suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our U.S. patent number 5,905,769 (Case No.: CA-01-266-R). In 2002, we added a claim for infringement of our U.S. patent number 5,974,464. In December 2002, the parties entered into an agreement that apparently settled the case. The agreement was reflected in a Memorandum of Understanding (MOU), which contemplated, among other things, the execution of a more detailed “definitive agreement” by December 31, 2002. Disputes arose, however, regarding the interpretation of certain terms of the MOU, and the parties were unable to conclude a definitive agreement. The parties’ disputes were brought before the court, and on July 15, 2003, the court held that the MOU constituted a binding settlement agreement, and that our interpretation of the MOU was correct. Thereafter, the court ordered Genesis to make certain payments described in the MOU to the Court’s escrow account, and on December 19, 2003, the court entered judgment based on its July 15, 2003 ruling.

Genesis appealed the judgment to the U.S. Court of Appeals for the Federal Circuit on January 16, 2004. On January 28, 2005, the Federal Circuit dismissed Genesis’ appeal for lack of jurisdiction, holding that the judgment below was not final and appealable. Specifically, the Court of Appeals found that the parties’ agreement to settle the case, as embodied in the MOU, required that Genesis pay us, rather than the district court’s escrow account, certain of the payments described in the MOU.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The case was remanded to the district court, where the parties subsequently agreed to a stipulated order whereby the funds held by the district court were transferred to Silicon Image, under restrictions, until appeals are exhausted. On July 19, 2005 the court sent $6.8 million to Silicon Image, which we have deposited in a segregated account, as required by court order, and will not use the funds until Genesis has exhausted all of its appeals. These restricted funds are included with other assets with a corresponding long-term liability, included in other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2005. These funds and the related interest earned of $0.1 million are restricted as of December 31, 2005, and will be recognized as other income once Genesis has exhausted their appeals and the litigation is deemed final. On July 22, 2005, based on the stipulated order, the court dismissed the case with prejudice. Genesis filed a renewed appeal to the Federal Circuit, asserting among other things that the district court erred in its interpretation of the MOU, that the MOU (as interpreted by the court) constitutes patent misuse, and that the district court erred in construing certain claim terms in the asserted patents. A hearing on that appeal is scheduled for April 5, 2006, and a ruling is expected within two to three months thereafter.

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

We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006 and that motion is currently scheduled to be heard on June 9, 2006.

On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. We are fully cooperating with the SEC in this matter.

In addition, we have been named as defendants in a number of judicial and administrative proceedings incidental to our business and may be named again from time to time.

We intend to defend such matters vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	GAIN ON EQUITY INVESTMENT

In October 2000, as consideration for the transfer of certain technology, we received from Leadis Technology Inc. (Leadis), a development stage privately controlled enterprise, 300,000 shares of preferred stock and a derivative warrant to purchase 75,000 shares of our common stock. Initially these shares were valued at zero due to the early stage of Leadis’ development and other uncertainties as to the realization of this investment. During the quarter ended June 30, 2004, Leadis completed an initial public offering of its stock. In connection with the initial public offering the preferred stock was converted into common stock on a 1:1 basis. In connection with the initial public offering, we were subject to a lock-up agreement whereby we were restricted from selling the stock and the common stock underlying the warrant for a period of six months ending December 2004, (for the duration of the lock-up period we were also restricted from engaging in hedging or other transactions which would result in or lead to the sale or disposition of the shares underlying the derivative warrant). For the three and six month periods ended June 30, 2004, we valued the warrant using the Black-Scholes model and recorded a gain of approximately $990,000. In September 2004, we net exercised the derivative warrant for equivalent shares of common stock (74,397 shares), and based on the price of the stock at that date, recorded a loss of $64,000 on these shares.

Our 374,397 Leadis common shares were marked to market (as an available for sale security), with any resulting gain/loss recorded as other comprehensive income (loss) until sold or considered impaired on other than a temporary basis. Our typical practice has been not to hold shares for investment purposes. The value of our common stock holding in Leadis was determined to be approximately $4.0 million as of December 31, 2004, based on Leadis’ closing market price ($10.65) at that date. This amount was classified as a short-term investment. In February 2005, we sold approximately 23,600 shares at a price range from $7.40 to $7.50. These shares related to the warrant shares and consequently in connection with this sale, we recorded a loss of approximately $120,000 for the three-month period ended March 31, 2005. During the three month period ended June 30, 2005, we sold the remainder of our holdings in Leadis at prices ranging from $5.38 to $6.06 per share, and recorded a net realized gain of approximately $1.4 million.

NOTE 11 —	RELATED PARTY TRANSACTIONS

On November 8, 2005, the Board of Directors of Silicon Image approved Dr. David Lee, Chairman of the Board of Directors of Simplay Labs, LLC, a wholly-owned subsidiary of Silicon Image, Inc., making an investment in and joining the Board of Directors of Synerchip Co., Ltd. a Mauritius company (“Synerchip”). On November 21, 2005, Dr. Lee was appointed to the Board of Directors of Synerchip, Dr. Lee made a personal investment in the amount of $10,000 directly in Synerchip, and a limited partnership he controls made an investment in the amount of $500,000 in Synerchip. Sunplus Technology Co., Ltd. (“Sunplus”), a long time customer and vendor of Silicon Image, also has Board representation and an investment in Synerchip. Because of Sunplus’ representation on the Board of Directors of Synerchip and investment in Synerchip, Synerchip may be deemed an affiliate of Sunplus.

In addition, there are other related party transactions with Sunplus and its related subsidiaries and affiliates as described below:

In 2005, we entered a three-year joint development, marketing and manufacturing agreement with Sunplus pursuant to which Sunplus licensed certain digital video processor technology to Silicon Image. In connection with this agreement, Silicon Image paid $350,000 to Sunplus in related license and prepaid royalty fees in 2005, of which $300,000 was included in other assets and $50,000 was included in prepaid expenses at December 31, 2005. In addition, Silicon Image is required to pay Sunplus minimum annual royalties of $100,000 for 2006 and 2007.

In 2005, Silicon Image paid $2,078,000 to Sunplus for purchases of integrated semiconductors which was included in inventory or, to the extent sold to customers, in cost of sales.

In 2005, Silicon Image paid $74,000 to Synerchip Technology, a Taiwanese Company (“Synerchip Technology”) for purchases of integrated semiconductors which was included in inventory or, to the extent sold to customers, in cost of sales.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2005, Silicon Image entered into a cost-reimbursement arrangement with Synerchip Technology for a joint development in certain transmitter technology and paid $150,000 for related research and development expenses. In connection with this arrangement, Silicon Image and Synerchip Technology entered into two Technology License Agreements for software and firmware licenses so that Synerchip may use our intellectual property for such development.

In September 2005, Silicon Image entered into a three-year Authorized Testing Center Operations Agreement with Worldplus Technology Co., Ltd., a wholly-owned subsidiary of Sunplus, to test products in accordance with compliance testing specifications. In 2005, no testing activities were performed.

In June 2003, Silicon Image and Sunplus entered into a three year Strategic Relationship Agreement for joint manufacturing, marketing, selling and distribution of certain integrated semiconductors. In connection with this agreement, Sunplus paid annual subscription fees to Silicon Image in the amount of $200,000 in 2005, which was recorded in development, licensing and royalty revenue.

In March 2002, Silicon Image and Sunplus entered into a five-year Technology License Agreement pursuant to which Sunplus licensed certain LVDS receiver technology from Silicon Image. In connection with this agreement, Sunplus has paid $291,000 to Silicon Image in related royalties fees in 2005, which was included in development, licensing, and royalty revenue.

NOTE 12 – SUBSEQUENT EVENT

On March 15, 2006, we entered into a consulting agreement with Dr. Lee. Under this agreement, on March 24, 2006 (the effective date of the agreement), Dr. Lee will resign as an employee of Silicon Image and its related subsidiary Simplay Labs and his existing severance agreement will be terminated. The agreement then provides for Dr. Lee to serve as a consultant for Silicon Image, for a term of one year. The agreement contemplates that Dr. Lee will spend at least 80% of his work time performing consulting services for Silicon Image, and provides for payment of fees to Dr. Lee of $40,000 per month, as well as an aggregate of $500,000 that is payable upon achievement of specified milestones. Finally, the agreement provides that options to purchase Silicon Image common stock that are held by Dr. Lee will continue to vest during the consulting period, and will be exercisable for a period of nine months after termination of services under the agreement (three months in the case of termination for violation of certain non-competition obligations under the agreement). We have also agreed to reimburse Dr. Lee for health insurance premiums paid by him for a period of 18 months following the effective date of the agreement.

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2005. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share amounts)

2005
Total revenue	$44,320	$50,721	$56,002	$61,356
Gross margin(1)	28,815	29,734	35,134	35,611
Income from operations(2)	16,466	8,684	14,797	11,625
Net income	16,633	10,460	9,903	12,553
Net income per share — basic	$0.21	$0.13	$0.12	$0.16
Net income per share — diluted	$0.19	$0.12	$0.11	$0.15
Weighted average shares — basic	78,307	78,981	79,736	80,315
Weighted average shares — diluted	83,963	83,928	84,051	84,042

2004
Total revenue	$35,858	$43,361	$47,868	$46,072
Gross margin(3)	21,343	25,666	29,664	27,872
Income (loss) from operations(4)	(7,627)	(1,101)	8,099	(332)
Net income (loss)	(7,860)	(262)	7,877	(79)
Net income (loss) per share — basic	$(0.11)	$—	$0.11	$—
Net income (loss) per share — diluted	$(0.11)	$—	$0.09	$—
Weighted average shares — basic	72,328	73,352	74,976	76,774
Weighted average shares — diluted	72,328	73,352	85,890	76,774

(1) Includes stock compensation expense (benefit)	$(1,196)	$41	$(252)	$24

(2) Includes stock compensation expense (benefit)	$(9,327)	$1,302	$(1,447)	$941

(3) Includes stock compensation expense (benefit)	$1,152	$849	$(110)	$886

(4) Includes stock compensation expense	$12,068	$9,132	$1,527	$10,056

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited the accompanying consolidated balance sheet of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Silicon Image, Inc and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
March 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.

By:	/s/ STEVE TIRADO
Steve Tirado
Chief Executive Officer
(Principal Executive Officer)

Dated: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Tirado Steve Tirado	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ Robert R. Freeman Robert R. Freeman	Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ William George William George	Director	March 16, 2006

/s/ Peter Hanelt Peter Hanelt	Director	March 16, 2006

/s/ John Hodge John Hodge	Director	March 16, 2006

/s/ David A. Hodges David A. Hodges	Director	March 16, 2006

/s/ Masood Jabbar Masood Jabbar	Director	March 16, 2006

/s/ William Raduchel William Raduchel	Director	March 16, 2006

INDEX TO EXHIBITS

Number		Title

3.01		Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.03 of the Registrant’s Registration Statement on Form S-1 (File No. 333-83665), as amended, declared effective by the Securities and Exchange Commission on October 5, 1999 (the “Form S-1”)).
3.02		Restated Bylaws of the Registrant (Incorporated by reference from Exhibit 3.01 of the Form 8-K filed by the Registrant on February 4, 2005).
3.03		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.04 of the Form 10-Q filed by Registrant on August 14, 2001).
4.01		Form of Specimen Certificate for Registrant’s common stock (Incorporated by reference from Exhibit 4.01 of the Form S-1).
4.02		Third Amended and Restated Investors Rights Agreement dated July 29, 1998, as amended October 15, 1999 (Incorporated by reference from Exhibit 4.04 of the Form S-1).
10	.01**	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and officers. (Incorporated by reference from Exhibit 10.01 of the Form 10-K filed by the Registrant on March 15, 2004).
10	.02**	1995 Equity Incentive Plan, as amended through July 20, 1999, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.02 of the Form S-1).
10	.03**	1999 Equity Incentive Plan, as amended (including Sub-Plan for UK employees), and related forms of notice of grant of stock options, stock option agreement, stock option exercise notice and joint election (for UK employees).
10	.04**	1999 Employee Stock Purchase Plan (including Sub-Plan for UK employees) and related enrollment forms, subscription agreements, notice of suspension, notice of withdrawal and joint election (for UK employees).
10	.05**	Amended and Restated Severance Agreement with David Lee dated August 15, 1997 (Incorporated by reference from Exhibit 10.07 of the Form S-1).
10	.06*	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998 (Incorporated by reference from Exhibit 10.12 of the Form S-1).
10	.07*	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.13 of the Form S-1).
10.08		Digital Visual Interface Specification Revision 1.0 Promoter’s Agreement dated January 8, 1999 (Incorporated by reference from Exhibit 10.14 of the Form S-1).
10	.09**	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers (Incorporated by reference from Exhibit 10.21 of the Form S-1).
10	.10**	Amendment No. 1 to Amended and Restated Severance Agreement with David Lee dated January 23, 2000 (Incorporated by reference from Exhibit 10.26 of the Form 10-K filed by the Registrant on March 30, 2000).
10	.11**	Amendment No. 2 to Amended and Restated Severance Agreement with David Lee dated March 29, 2001 (Incorporated by reference from Exhibit 10.31 of the Form 10-Q filed by the Registrant on May 15, 2001).
10	.12**	Non-Plan Stock Option Agreement between Jaime Garcia-Meza and the Registrant dated April 5, 2001 (Incorporated by reference from Exhibit 10.34 of the Form 10-Q filed by the Registrant on May 15, 2001).
10	.13**	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement (Incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on June 26, 2001).

Number		Title

10	.14**	CMD Technology Inc. 1999 Stock Incentive Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10	.15**	Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10	.16**	Non-Plan Stock Option Agreement between Hyun Jong Shin and the Registrant dated November 6, 2001. (Incorporated by reference from Exhibit 10.42 of the Form 10-K filed by the Registrant on March 29, 2002).
10.17		Lease Agreement dated April 20, 2000 between LBA-VF III, LLC and CMD Technology (Incorporated by reference from Exhibit 10.43 of the Form 10-Q filed by the Registrant on May 15, 2002).
10.18		Lease Agreement dated December 12, 2002 between iSTAR Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.44 of the Form 10-K filed by the Registrant on March 27, 2003)
10	.19**	TransWarp Networks, Inc. 2002 Stock Option/Stock Issuance Plan (Incorporated by reference from Exhibit 4.06 of the Form S-8 filed by the Registrant on May 23, 2003).
10	.20**	Employment Offer Letter between J. Duane Northcutt and the Registrant dated February 19, 2002. (Incorporated by reference from Exhibit 10.27 of the Form 10-K filed by the Registrant on March 15, 2005).
10	.21**	Employment Offer Letter between Robert Valiton and the Registrant dated April 17, 2004 (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on August 9, 2004).
10	.22**	Employment Offer Letter between Patrick Reutens and the Registrant dated September 20, 2004 (Incorporated by reference from Exhibit 10.2 of the Form 10-Q filed by the Registrant on November 8, 2004).
10	.23**	Employment Offer Letter between Steve Tirado and the Registrant dated January 24, 2005 (Incorporated by reference from Exhibit 10.36 of the Form 10-K filed by the Registrant on March 15, 2005).
10	.24**	Employment Offer Letter between Darrel Slack and the Registrant dated April 19, 2005 (Incorporated by reference from Exhibit 10.01 of the Form 8-K filed by the Registrant on April 25, 2005).
10	.25**	Employment Offer Letter between Jaime Garcia-Meza and the Registrant dated February 8, 2005 (Incorporated by reference from Exhibit 10.37 of the Form 10-K filed by the Registrant on March 15, 2005).
10	.26**	Director Compensation Plan (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on May 10, 2005).
10	.27**	Letter Agreement between Dale Brown and the Registrant dated April 22, 2005 (Incorporated by reference from Exhibit 10.02 of the Form 10-Q filed by the Registrant on May 10, 2005).
10	.28*	Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on August 9, 2005).
10	.29*	Unified Display Interface Specification Promoters Agreement dated April 26, 2005 among Intel Corporation, National Semiconductor Company and the Registrant (Incorporated by reference from Exhibit 10.02 of the Form 10-Q filed by the Registrant on August 9, 2005).
10	.30**	Silicon Image, Inc. Bonus Plan for Fiscal Year 2005, as amended (Incorporated by reference from Exhibit 10.01 of the Form 8-K filed by the Registrant on July 25, 2005).
10	.31**	Silicon Image, Inc. Sales Incentive Plan for Vice President of Worldwide Sales for Fiscal Year 2005 (Incorporated by reference from Exhibit 10.02 of the Form 8-K filed by the Registrant on May 4, 2005).
10	.32**	Employment Offer Letter between Robert Freeman and the Registrant dated November 8, 2005 (Incorporated by reference from Exhibit 10.01 of the Form 8-K filed by the Registrant on November 14, 2005).

Number		Title

10	.33**	Silicon Image, Inc. Bonus Plan for Fiscal Year 2006 (Incorporated by reference from Exhibit 10.01 of the Form 8-K filed by the Registrant on February 17, 2006).
10	.34**	Silicon Image, Inc. Sales Incentive Plan for Vice President of Worldwide Sales for Fiscal Year 2006 (Incorporated by reference from Exhibit 10.02 of the Form 8-K filed by the Registrant on February 17, 2006).
10	.35*/**	Consulting Agreement between David Lee and the Registrant dated March 15, 2006.
21.01		Subsidiaries of the Registrant.
23.01		Consent of Deloitte & Touche LLP.
23.02		Consent of PricewaterhouseCoopers LLP.
24.01		Power of Attorney (included on signature page).
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This exhibit is a management contract or compensatory plan or arrangement.

***	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.