Form 10-Q
period 2006-03-31
SILICON IMAGE INC
filed 2006-05-09
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2006, there were 81,488,401 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three Months Ended
March 31, 2006

Part I. Financial Information
Item 1. Financial Statements
Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$71,093	$77,877
Short-term investments	96,397	73,685
Accounts receivable, net of allowances for doubtful accounts of $216 at March 31, 2006 and $417 at December 31, 2005	37,339	30,141
Inventories	18,039	17,072
Prepaid expenses and other current assets	3,065	3,037

Total current assets	225,933	201,812

Property and equipment, net	9,518	9,613
Goodwill	13,021	13,021
Intangible assets, net	311	585
Other assets	7,900	7,990

Total assets	$256,683	$233,021

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,029	$13,372
Accrued liabilities	11,826	13,952
Deferred license revenue	9,915	8,283
Debt obligations and capital leases	174	230
Deferred margin on sales to distributors	19,026	13,771

Current liabilities	56,970	49,608

Other long-term liabilities	6,927	6,867

Total liabilities	63,897	56,475

Commitments and contingencies (See Note 8)
Stockholders’ Equity:
Common stock, par value $0.001; shares authorized: 150,000,000; shares issued and outstanding: 81,437,980 – March 31, 2006 and 80,491,557 – December 31, 2005	81	80
Additional paid-in capital	314,429	307,149
Unearned stock compensation	—	(6,742)
Accumulated deficit	(121,077)	(123,429)
Accumulated other comprehensive loss	(647)	(512)

Total stockholders’ equity	192,786	176,546

Total liabilities and stockholders’ equity	$256,683	$233,021

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product	$53,280	$40,808
Development, licensing and royalties	5,819	3,512

Total revenue	59,099	44,320

Cost of revenue and operating expenses:
Cost of revenue (1)	25,348	15,505
Research and development (2)	15,566	8,122
Selling, general and administrative (3)	15,461	3,953
Amortization of intangible assets	274	274

Total cost of revenue and operating expenses	56,649	27,854

Income from operations	2,450	16,466
Interest income and other, net	1,538	498

Income before provision for income taxes	3,988	16,964
Provision for income taxes	1,636	331

Net income	$2,352	$16,633

Net income per share — basic	$0.03	$0.21

Net income per share — diluted	$0.03	$0.19

Weighted average shares — basic	80,986	78,307
Weighted average shares — diluted	85,398	83,963

(1) Includes stock compensation expense (benefit)	$628	$(1,196)

(2) Includes stock compensation expense (benefit)	2,812	(4,438)

(3) Includes stock compensation expense (benefit)	3,843	(3,693)
See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,352	$16,633
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,620	1,524
Amortization of intangible assets	274	274
Stock compensation expense (benefit)	7,283	(9,327)
Excess tax benefits from employee stock transactions	(1,356)	—
Amortization of investment premium	83	—
Changes in assets and liabilities:
Accounts receivable	(7,198)	(2,663)
Inventories	(967)	1,782
Prepaid expenses and other assets	123	(304)
Accounts payable	2,657	385
Accrued liabilities and deferred license revenue	861	(2,724)
Deferred margin on sales to distributors	5,256	70

Cash provided by operating activities	10,988	5,650
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	12,052	67
Purchases of short-term investments	(34,983)	(16,541)
Purchases of property and equipment	(1,525)	(1,138)

Cash used in investing activities	(24,456)	(17,612)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,384	4,235
Excess tax benefit from employee stock transactions	1,356	—
Repayments of debt and capital lease obligations	(56)	(54)

Cash provided by financing activities	6,684	4,181

Net decrease in cash and cash equivalents	(6,784)	(7,781)
Cash and cash equivalents — beginning of period	77,877	23,280

Cash and cash equivalents — end of period	$71,093	$15,499

Supplemental cash flow information:
Cash payment for interest	$4	$2

Unrealized loss on investment security	$(135)	$(1,807)

Increase in restricted cash and related long-term liability associated with ongoing litigation	$61	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(unaudited)
1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2005 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of March 31, 2006 and the related consolidated statements of income and cash flows for the three months ended March 31, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results of income for the three months ended March 31, 2006 are not necessarily indicative of future operating results.
2. Recent Accounting Pronouncements
          In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS No. 154) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement — An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Accordingly, we adopted SFAS No. 154 in the quarter ending March 31, 2006. Adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations, or cash flows.
          In September 2005, the Emerging Issues Task Force reached consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (Issue No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under Issue No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. Issue No. 04-13 will be effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. The Company’s adoption of the provisions of Issue No. 04-13 is not expected to impact its financial condition or results of operations.
          In February of 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments—An Amendment of FASB Statements No. 133 and No. 144 (SFAS No. 155). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Furthermore, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and it amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Company’s adoption of the provisions of SFAS No. 155 is not expected to impact its financial condition or results of operations.
3. Stock-Based Compensation
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
          Options granted under all Plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years and generally vest 25% annually. Some options provide for accelerated vesting if certain identified milestones are achieved.
          Under our stock plans, we may grant options to purchase up to 5.3 millions shares of common stock.
Non-plan options
          There were no non-plan options granted during the three months ended March 31, 2006. All non-plan options generally have exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years. Our non-plan option grants did not require the approval of, and were not approved by, our stockholders.
          Our Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. At March 31, 2006, there were 1.9 million shares of our common stock reserved for future issuance under the ESPP.
Adoption of SFAS No. 123(R)
          Prior to 2006, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations and provided the required pro forma disclosures as required by SFAS No. 123 (SFAS 123) Accounting for Stock-based Compensation. The ESPP qualified as a non-compensatory plan under APB 25, therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.
          Effective January 1, 2006, we adopted the fair value recognition provisions of the SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), the ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards.
          Had we not adopted SFAS 123(R), our income before income taxes would have increased by $5.2 million and net income would have increased by $3.1 million for the three months ended March 31, 2006, respectively. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.07 and $0.06, respectively. Cash provided by operating activities would have increased by $1.4 million and cash provided by financing activities would have decreased by $1.4 million related to excess tax benefits from employee stock transactions during the period had we not adopted SFAS 123R.

Determining Fair Value
          Valuation and amortization method—We estimate the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
          Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
          Expected Volatility—Our computation of expected volatility for the quarter ended March 31, 2006 is based on historical volatility.
          Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.
          Expected Dividend—The dividend yield reflects that we have not paid any dividends and have no intention to pay dividends in the foreseeable future.
          In connection with the adoption of SFAS No. 123(R), we reassessed the valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005
Employee stock option plans:
Expected life in years	5.0	5.0
Expected volatility	90.0%	90.0%
Risk-free interest rate	4.6%	4.3%
Expected dividends	none	none
Weighted average fair value	$7.31	$10.28

Employee Stock Purchase Plan:
Expected life in years	1.3	1.7
Expected volatility	57.0%	85.0%
Risk-free interest rate	4.7%	3.8%
Expected dividends	none	none
Weighted average fair value	$4.75	$4.75
          The expected stock price volatility assumption was determined using the historical volatility of our common stock.
Stock Compensation Expense
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2006 (in thousands):

Cost of sales	$628
Research and development	2,812
Selling, general and administrative	3,843
Income tax effect	(2,986)

$4,297

     There was no stock-based compensation cost capitalized as part of inventory during the first quarter of 2006. As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
     At March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $60.2 million, after estimated forfeitures. This cost will be recognized on a straight-line basis over an estimated weighted-average period of approximately 2.78 years and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.
     At March 31, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $1.5 million. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.25 years.
     Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of the tax deductions from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three months ended March 31, 2006, we recorded $1.4 million of excess tax benefits as a financing cash inflow.
Stock Options and Awards Activity
     The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts):

			Weighted Average
			Remaining
		Weighted Average	Contractual	Aggregate Intrinsic
	Number of Shares	Exercise Price	Term in Years	Value
Outstanding at December 31, 2005	20,684	$7.98
Granted	1,381	10.15
Exercised	(740)	4.59
Forfeitures and cancellations	(217)	10.07

Outstanding at March 31, 2006	21,108	$8.21	6.95	$66,264

Vested and expected to vest at March 31, 2006	20,149	$8.11	0.61	$65,085

Exercisable at March 31, 2006	11,183	$6.74	5.60	$49,426

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 14.8 million options that were in-the-money at March 31, 2006. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $3.6 million, determined as of the date of option exercise during the three months ended March 31, 2006.
     The Company settles employee stock option exercises with newly issued common shares.
Pro-forma Disclosures
     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended March 31, 2005 (in thousands, except per share amounts):

Net income — as reported	$16,633
Stock-based employee compensation benefit included in the determination of net income as reported	(10,266)
Stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(6,655)

Pro forma net loss	$(288)

Earnings per share:
Basic — as reported	$0.21
Basic — pro forma	$0.00
Diluted — as reported	$0.19
Diluted — pro forma	$0.00
For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.
4. Comprehensive income
     The components of comprehensive income, net of related taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$2,352	$16,633
Change in unrealized gain or loss on investments	(135)	(1,807)

Total comprehensive income	$2,217	$14,826

5. Net Income Per Share
     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase, and diluted net income per share is computed using the weighted-average number of common shares and diluted equivalents outstanding during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income	$2,352	$16,633

Weighted average shares	80,988	78,560
Unvested common shares subject to repurchase	(2)	(253)

Weighted average shares — basic	80,986	78,307

Weighted average shares — diluted	85,398	83,963

Net income per share — basic	$0.03	$0.21
Net income per share — diluted	$0.03	$0.19
The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per shares (in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted-average common shares for basic net income per share	80,986	78,307
Weighted-average dilutive stock options outstanding under the treasury stock method	4,409	5,392
Unvested common shares subject to repurchase	3	264

Total	85,398	83,963

6. Balance Sheet Components
	March 31,	December 31,
	2006	2005
	(in thousands)
Inventories:
Raw materials	$3,752	$3,123
Work in process	3,434	4,511
Finished goods	10,853	9,438

Total inventories	$18,039	$17,072

Property and equipment
Computers and software	$17,114	$16,669
Equipment	17,438	16,601
Furniture and fixtures	2,407	2,259

	36,959	35,529

Less: accumulated depreciation	(27,441)	(25,916)

Total property and equipment, net	$9,518	$9,613

Accrued liabilities:
Accrued payroll and related expenses	$3,475	$4,738
Restructuring accrual	—	25
Accrued legal fees	720	490
Warranty accrual	391	382
Bonus accrual	1,189	2,615
Other accrued liabilities	6,051	5,702

Total accrued liabilities	$11,826	$13,952

At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Warranty accrual activity was as follows (in thousands):

	March 31,	December 31,
	2006	2005
Balance at January 1	$382	$351
Provision for warranties issued during the period	14	273
Cash and other settlements made during the period	(5)	(242)

Balance	$391	$382

7. Asset impairment and restructuring activities
     In March 2003, we reorganized parts of the marketing and product engineering activities of the Company into lines of business for personal computer (PC), consumer electronics (CE) and storage products to enable us to better manage our long-term growth potential. In connection with this reorganization, we reduced our workforce by 27 people, or approximately 10%. These reductions were primarily in engineering and operations functions. Because of this workforce reduction, we recorded restructuring expense of $1.0 million in the first quarter of 2003, consisting of cash severance-related costs of $340,000 and non-cash severance-related costs of $646,000, representing the intrinsic value of modified stock options.
     Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. For those employees terminated in the three-month period ending March 31, 2003, the remaining service period from the communication date did not exceed 60 days.
     Severance and benefits payments are complete. The following table presents the changes to our restructuring reserves for the three months ended March 31, 2006 and 2005 (in thousands):

	2006			2005
	Severance and	Leased		Severance and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$—	$25	$25	$32	$1,004	$1,036
Cash payments	—	(25)	(25)	—	(201)	(201)
Adjustment related to lease negotiation	—	—	—	—	—	—

Balance as of March 31	$—	$—	$—	$32	$803	$835

     Effective December 2005, we renegotiated a lease for our Irvine, California facility, which was identified in our restructuring activities in 2001, that provided for early termination. We recorded an expense recovery of $220,000 to the restructuring accrual with an offsetting reduction of our operating expenses for the year ended December 31, 2005, resulting from this lease modification.
8. Commitments and Contingencies
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
     The case was remanded to the district court, where the parties subsequently agreed to a stipulated order whereby the funds held by the district court were transferred to Silicon Image, under restrictions, until appeals are exhausted. On July 19, 2005 the court sent $6.8 million to Silicon Image, which we have deposited in a segregated account, as required by court order. These restricted funds are included with long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2005 and March 31, 2006. These funds and the related interest earned of $0.1 million were restricted as of March 31, 2006. Pursuant to the district court’s order, the Company shall not be entitled to withdraw, encumber or take control of the funds until ten business days after issuance of a mandate from the Federal Circuit. On July 22, 2005, based on the stipulated order, the court dismissed the case with prejudice. Genesis filed a renewed appeal to the Federal Circuit, asserting among other things that the district court erred in its interpretation of the MOU, that the MOU (as interpreted by the court) constitutes patent misuse, and that the district court erred in construing certain claim terms in the asserted patents. After a full briefing by the parties, oral argument was heard at the Federal Circuit on April 5, 2006 and on April 6, 2006 the Federal Circuit issued a per curiam ruling, affirming the district court’s decision in all regards. Genesis did not seek a rehearing by the Federal Circuit, and the Federal Circuit’s mandate issued on April 27, 2006. Genesis may still petition the United States Supreme Court to accept this case for review, but the Company believes that it is unlikely such a petition, if filed, would be granted.
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
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006 and that motion is currently scheduled to be heard on June 9, 2006.
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

9. Customer and Geographic Information
     Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Taiwan	$14,741	$11,368
Japan	14,768	7,541
United States	12,816	12,158
Korea	5,420	4,694
Hong Kong	2,045	1,218
Other	9,309	7,341

Total revenue	$59,099	$44,320

     Revenue by product line was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Consumer Electronics(1)	$35,392	$21,232
Personal Computer(1)	13,306	11,105
Storage(1)	10,401	11,983

Total revenue	$59,099	$44,320

(1) Includes development, licensing and royalty revenue
     For the three months ended March 31, 2006, three customers each generated 18.6%, 16.2%, and 10.2% of our revenue respectively. At March 31, 2006, one customer represented 25.3% of gross accounts receivable.
     For the three months ended March 31, 2005, two customers each generated 18.2% and 10.3% of our revenue respectively. At March 31, 2005, two customers represented 12.9% and 11.5% of gross accounts receivable.
     For each period presented, substantially all long-lived assets were located within the United States.
     Cost of sales information by product line is not available. Accordingly, only revenue by product line is presented.
10. Provision for taxes
     For the three months ended March 31, 2006, we recorded a provision for income taxes of $1.6 million. The effective tax rate for the three months ended March 31, 2006 is 41% and is based on our projected taxable income for 2006. The effective tax rate takes into account the fact that a portion of the expected benefit due to net operating loss carryforwards are the result of stock option transactions and therefore do not reduce the tax provision as this amount will be recorded as a credit to additional paid-in capital. The effective tax rate for the three months ended March 31, 2006 of 41.00% is comprised of 32.5% Federal, 5.0% State and 3.5% foreign.
     We provided a valuation allowance of $52.3 million as of December 31, 2005 on 100% of the net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that the deferred tax assets will be recovered and, accordingly, reverse the valuation allowance, we expect that the effect of the reversal will principally be a credit to additional paid-in capital.
11. Gain on investment security
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

     In June 2004, Leadis completed an initial public offering of its stock. In connection with the initial public offering, the preferred stock was converted into common stock on a 1:1 basis.
     In February 2005, we sold approximately 23,600 shares of our investment in Leadis at prices ranging from $7.40 to $7.50. These shares related to the warrant shares and consequently in connection with this sale, we recorded a loss of approximately $119,000 for the three-month period ended March 31, 2005. During the three month period ended June 30, 2005, we sold the remainder of our holding in Leadis at prices ranging from $5.38 to $6.06, and recorded a net realized gain of approximately $1.4 million.
12. Subsequent event
     On April 6, 2006, the Court of Appeals for the Federal Circuit issued a decision in our favor in our lawsuit against Genesis Microchip (See Note 8). In this decision, the Federal Circuit upheld the District Court’s findings of fact and conclusions of law in every respect, including the District Court’s conclusion that Genesis should pay a lump sum monetary settlement and royalties on all Genesis products that comply with the Digital Visual Interface (DVI) and High-Definition Multimedia InterfaceTM (HDMI) standards. Genesis had until April 20, 2006 to petition the Federal Circuit to reconsider its April 6, 2006 decision, but did not file such a petition. Genesis did not seek a rehearing by the Federal Circuit, and the Federal Circuit’s mandate issued on April 27, 2006. Genesis may still petition the United States Supreme Court to accept this case for review, but the Company believes that it is unlikely such a petition, if filed, would be granted.
     While the case was on appeal, Genesis was ordered to pay certain sums due to us into a segregated interest bearing account. By order of the trial court, our ability to take control of and use these funds was tied to the outcome of the appellate process. In light of the Federal Circuit’s mandate, we may now take control of the funds as early as May 11, 2006.
13. Related party transactions
     On November 8, 2005, the Board of Directors of Silicon Image approved David Lee, Chairman of the Board of Directors of Simplay Labs, LLC, a wholly-owned subsidiary of Silicon Image, Inc., making an investment in and joining the Board of Directors of Synerchip Co., Ltd. (“Synerchip”). On November 21, 2005, Dr. Lee was appointed to the Board of Directors of Synerchip. Dr. Lee made a personal investment in the amount of $10,000 directly in Synerchip, and a limited partnership he controls made an investment in the amount of $500,000 in Synerchip. Sunplus Technology Co., Ltd. (“Sunplus”), a long-time customer and vendor of Silicon Image also has Board representation and an investment in Synerchip. Because of Sunplus’ representation on the Board of Directors of Synerchip and investment in Synerchip, Synerchip may be deemed an affiliate of Sunplus. On March 24, 2006, Dr. Lee resigned as an employee of Silicon Image and its related subsidiary Simplay Labs; therefore, Sunplus and Synerchip ceased as related parties to Silicon Image as of such date.
     The related party transactions with Sunplus and Synerchip and its related subsidiaries and affiliates through March 24, 2006 are described below:
     Silicon Image paid $363,000 and $160,000 to Sunplus for purchases of integrated semiconductors for the period ended March 24, 2006 and March 31, 2005, respectively.
     Silicon Image paid $221,000 and $0 to Synerchip for purchases of integrated semiconductors for the period ended March 24, 2006 and March 31, 2005, respectively.
     In March 2002, Silicon Image and Sunplus entered into a five-year Technology License Agreement pursuant to which Sunplus licensed certain LVDS receiver technology from Silicon Image. In connection with this agreement, Sunplus has paid $132,000 and $64,000 to Silicon Image in related royalty fees for the period ended March 24, 2006 and March 31, 2005, respectively.
     In June 2003, Silicon Image and Sunplus entered into a three-year Strategic Relationship Agreement for joint manufacturing, marketing, selling and distribution of certain semiconductors. In connection with this agreement, Sunplus paid annual subscription fees to Silicon Image in the amounts of $50,000 for the period ended March 24, 2006 and March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q entitled “Factors Affecting Future Results,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “may,” “will” and variations of such words and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by Silicon Image, Inc. in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.
Overview
     We are a leader in multi-gigabit semiconductor solutions for the secure transmission, storage and display of rich digital media. Our mission is to be the market leader in the secure storage, distribution and presentation of high definition content in the consumer environment. To ensure that rich digital content is available across devices, whether consumer electronics (CE), personal computers and displays (PC) or storage devices, they must be architected for content compatibility and interoperability. Our strategy entails establishing industry-standard, high-speed digital, secure interfaces and building market momentum and leadership through our first-to-market, standards-based semiconductor products.
In the CE market, our CE products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs, HDTVs, A/V receivers, set-top boxes (STBs) and DVD players. Leveraging our core technology and standards-setting expertise, we are a leading force in advancing the adoption of HDMI, the digital audio and video interface standard for the CE market. Introduced in 2003 by Silicon Image and several other leading CE companies, HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically improves quality and simplifies cabling. Our HDMI technology is marketed under the PanelLink brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by some Hollywood studios as the technology of choice for the secure distribution of premium content over uncompressed digital connections. In addition, our wholly-owned subsidiary Simplay Labs, LLC operates and markets the the Simplay HD tm Testing Program, which is designed to educate retailers and consumers on the benefits of having the digital entertainment devices they sell and purchase tested for compliance with HD content delivery specifications including HDMI and HDCP. We shipped the first HDMI-compliant silicon to the market and currently remain the market leader for HDMI functionality, with more than 42 million units shipped to date. Products sold into the CE market have been increasing as a percentage of our total revenue and generated 54.0% of our total revenue for the three months ended March 31, 2006 compared to 43.9% of our total revenue for the three months ended March 31, 2005. Demand for our CE products will be driven primarily by the adoption rate of the HDMI standard within these product categories.
     In the global PC market, we are a leader with our innovative PanelLink branded digital interconnect technology, which enables an all-digital connection between PC host systems, such as PC motherboards, graphics add-in boards and notebook PCs and digital displays such as LCD monitors, plasma displays and projectors. Products sold into the PC market generated 21.7% of our total revenue for the three months ended March 31, 2006 and 24.6% of our revenue for the three months ended March 31, 2005. Our PC business continues to see growth potential for DVI and HDMI on new PC systems. HDMI has been announced on several new notebooks, media PCs and graphics cards.
     In the storage market, we have assumed a leadership role in Serial Advanced Technology Attachment (SATA), the high-bandwidth, point-to-point interface that is replacing Parallel ATA in desktop storage and making inroads in the enterprise arena. We are a leading supplier of discrete SATA devices. Our SATALink™-branded solutions offer advanced features and capabilities such as native command queuing, port multiplier capability and Advanced Technology Attachment Packet Interface (ATAPI) support. We continue to supply high-performance, low-power fibre channel serializer/deserializers (SerDes) to leading switch manufacturers. In 2004, we shipped our first products based on the SteelVine™ storage architecture that is expected to serve the storage needs of the of the home consumer and CE markets with a system- on-a-chip implementation that includes a high-speed switch, a custom designed dual instruction RISC (reduced instruction set computer) micro-processor, firmware and the SATA interface, among other features.

Products sold into the storage market, as a percentage of our total revenue, generated 14.4% of our total revenue for the three months ended March 31, 2006 and 23.5% of our total revenue for the three months ended March 31, 2005. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine™ architecture, and the extent to which SATA functionality is integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary where we have not already licensed our technology.
     Further leveraging our IP portfolio, we broaden market adoption of the HDMI, DVI and SATA interfaces by licensing our proven IP cores to companies interested in promoting products complementary to our own. Licensing, in addition to creating revenue and return on engineering investment in market segments we choose not to address, creates products complementary to our own that expand the markets for our products and help to improve industry wide interoperability. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgment. Revenue from development for licensees, licensing and royalties accounted for 9.8% of our total revenue for the three months ended March 31, 2006 and 7.9% of our total revenue for the three months ended March 31, 2005. License revenue has been uneven and unpredictable over time, and is expected to continue to be uneven and unpredictable for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter.
Commitments, Contingencies and Concentrations
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 58.4% of our revenue for the three months ended March 31, 2006 and 49.2% of our revenue for the three months ended March 31, 2005. Additionally, the percentage of revenue generated through distributors tends to be significant, since many original equipment manufacturers (OEM’s) rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. For the three months ended March 31, 2006, 59.0% of our revenue was generated through distributors, compared to 48.1% for the comparable period of 2005. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.
     A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 71.7% of our revenue in the three months ended March 31, 2006, and 68.4% for the three months ended March 31, 2005. The reason for the geographical concentration in Asia is that most of our products are part of flat panel TV’s, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) allowance for doubtful accounts receivable, (3) inventories, (4) goodwill and intangible assets, (5) deferred tax assets, (6) accrued liabilities, (7) stock-based compensation expense, and (8) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations
REVENUE

	Three months ended March 31,
	2006	2005	Change
	(dollars in thousands)
Product revenue	$53,280	$40,808	30.6%
Development, licensing and royalty revenue	5,819	3,512	65.7%

Total revenue	$59,099	$44,320	33.3%

	Three months ended March 31,
	2006	2005	Change
	(dollars in thousands)
Consumer Electronics (1)	$35,392	$21,232	66.7%
Personal Computers (1)	13,306	11,105	19.8%
Storage (1)	10,401	11,983	-13.2%

Total revenue	$59,099	$44,320	33.3%

(1) Includes development, licensing and royalty revenue
     Total revenue was $59.1 million for the three months ended March 31, 2006, representing an increase of 33.3% relative to the comparable period of 2005. The increased revenue in Consumer Electronics and Personal Computers was partially offset by lower sales of our Storage products. The increase in Consumer Electronics revenue was due to continued strong demand for our HDMI receivers for use in various devices including high definition plasma and LCD televisions as well as an increase in our transmitters used in DVD, AV receivers and STB's. The increase in Personal Computers revenue reflects strong demand for our transmitters used in PC motherboard as well as our receivers used in flat panel displays. The primary reason for the decrease in Storage revenue was a decrease in sales of our SATA products and the continued phase out of Parallel ATA products partially offset by an increase in storage licenses. Development, licensing and royalty revenues increased as a result of higher royalty revenues and higher licensing fees when compared to the prior year quarter. Our development, licensing and royalty revenues are subject fluctuations due to timing of development and licensing deliverables, as well as fluctuations in the shipments of royalty based products by our customers.
COST OF REVENUE AND GROSS PROFIT

	Three months ended March 31,
	2006	2005	Change
	(dollars in thousands)
Cost of revenue (1)	$25,348	$15,505	$9,843
Product gross profit (excluding licensing revenue)	27,932	25,303	2,629
Product gross profit margin	52.4%	62.0%
Total gross profit	$33,751	$28,815	$4,936
Total gross profit margin	57.1%	65.0%

(1) Includes stock compensation expense (benefit)	$628	$(1,196)
     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other related overhead costs including stock compensation expense (benefit). Cost of revenue was $25.3 million for the three months ended March 31, 2006. Cost of revenue was $15.5 million for the three months ended March 31, 2005. The $9.8 million increase in the three months ended March 31, 2006 over the comparable period of 2005 was primarily due to the product mix of our revenue. Stock compensation benefit was $628,000 in the first three months of 2006 compared to a stock compensation (benefit) of $(1.2) million in the first three months of 2005.

     Total gross profit was $33.8 million for the three months ended March 31, 2006 an increase of $4.9 million from $28.8 million in the same period of 2005. Gross profit margin was 57.1% for the three months ended March 31, 2006 compared to 65.0% in the same period of 2005. The primary reason for the decrease in the gross profit margin was the mix of products sold which were slightly lower margin products than in the first quarter of 2005. Furthermore, the $1.8 million increase in stock compensation expense was also a contributing factor to the reduction in the gross profit margin.
OPERATING EXPENSES

	Three months ended March 31,
	2006	2005	Change
	(dollars in thousands)
Research and development (1)	$15,566	$8,122	91.7%
Percentage of total revenue	26.3%	18.3%
Selling, general and administrative (2)	$15,461	$3,953	291.1%
Percentage of total revenue	26.2%	8.9%
Amortization of intangible assets	$274	$274	0.0%
Interest income and other, net	1,538	498	208.8%

(1) Includes stock compensation expense (benefit)	$2,812	$(4,438)

(2) Includes stock compensation expense (benefit)	3,843	(3,693)
     Research and Development (R&D). R&D expense consists primarily of employee compensation, including stock compensation expense (benefit), and other related costs, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense was $15.6 million and $8.1 million for the three months ended March 31, 2006 and 2005, respectively. R&D expense for the three months ended March 31, 2006, included a stock compensation expense of $2.8 million compared to a stock compensation (benefit) of $(4.4) million for the same period in 2005. Offsetting the benefit from stock compensation in R&D expense for the three months ended March 2005 was higher compensation expense resulting from increased staffing, and higher prototype expense reflecting increased R&D activity.
     Selling, General and Administrative (SG&A). SG&A expense consists primarily of employee compensation, including stock compensation expense (benefit), sales commissions, professional fees, and marketing and promotional expenses. SG&A expense was $15.5 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. The increase in SG&A expense for the three months ended March 31, 2006, resulted primarily from stock compensation expense of $3.8 million compared to a stock compensation benefit of $(3.7) million for the same period in 2005 and an increase in headcount and outside consultants.
     Amortization of Intangible Assets. Amortization of intangible assets was $274,000 for the three months ended March 31, 2006 and 2005 pursuant to our acquisition of Transwarp Networks, Inc. during the second quarter of 2003.
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
     Severance and benefits payments are substantially complete. Furthermore, in December 2005 we renegotiated a lease for our Irvine, California facility, which was identified in our restructuring activities. This renegotiation provided for early termination. Accordingly, we recorded an expense recovery to the restructuring accrual with an offsetting reduction of our our operating expenses for the year ended December 31, 2005. The following table presents restructuring activity for the three months ended March 31, 2006 and 2005 (in thousands):

	2006			2005
	Severance and	Leased		Severance and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$—	$25	$25	$32	$1,004	$1,036
Cash payments	—	(25)	(25)	—	(201)	(201)
Adjustment related to lease negotiation	—	—	—	—	—	—

Balance as of March 31	$—	$—	$—	$32	$803	$835

     Interest Income and other, net. The net amount of interest income and other, which principally includes interest income and interest expense, was $1.5 million for the three months ended March 31, 2006 compared to $498,000 for the three months ended March 31, 2005. This increase was primarily due to higher interest income resulting from larger cash and investment balances and higher interest rates in the periods ended March 31, 2006 than in the comparable period of 2005.
     Loss on investment security. During the three months ended March 31, 2005, we recorded a net loss of $119,000 from the partial sale our holdings in Leadis Technology, Inc (Leadis). These holdings related to equity we acquired in a transaction with Leadis in 2001. As of June 30, 2005, we no longer had an equity interest in Leadis.
     Provision for taxes.
     For the three months ended March 31, 2006, we recorded a provision for income taxes of $1.6 million. The effective tax rate for the three months ended March 31, 2006 is 41% and is based on our projected taxable income for 2006. The effective tax rate takes into account the fact that a portion of the expected benefit due to net operating loss carryforwards are the result of stock option transactions and therefore do not reduce the tax provision as this amount will be recorded as a credit to additional paid-in capital. The effective tax rate for the three months ended March 31, 2006 of 41.00% is comprised of 32.5% Federal, 5.0% State and 3.5% foreign.
     We provided a valuation allowance of $52.3 million as of December 31, 2005 on 100% of the net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that the deferred tax assets will be recovered and, accordingly, reverse the valuation allowance, we expect that the effect of the reversal will principally be a credit to additional paid-in capital.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	March 31,	March 31,
	2006	2005	Change
	(dollars in thousands)
Total cash, cash equivalents and short term investments	$167,490	$100,407	$67,083

Cash provided by operating activities	$10,988	$5,650	$5,338
Cash provided by used in investing activities	(24,456)	(17,612)	(6,844)
Cash provided by financing activities	6,684	4,181	2,503

Net increase (decrease) in cash and cash equivalents	$(6,784)	$(7,781)	$997

     Cash, Cash Equivalents and Investments
     Cash, cash equivalents and short-term investments were $167.5 million at March 31, 2006, an increase of $67.1 million from $100.4 million at March 31, 2005.

     Operating Activities
     We generated $11.0 million in cash from operating activities in the three months ended March 31, 2006 as compared to $5.7 million in the same period of 2005. The major components of operating cash flow were the increased deferred margin on distributor sales, and the non-cash expenses such as depreciation, amortization and stock compensation expense, partially offset by the increase in accounts receivable and the decrease in accrued expenses.
     Investing and Financing Activities
     We used $24.5 million in cash in our investing activities in the three months ended March 31, 2006 as compared to $17.6 million used in the same period of 2005. This use of cash resulted primarily from our purchases, net of the sale and maturity, of short term investments and our investment in property and equipment. We generated $ 6.7 million in our financing activities in the three months ended March 31, 2006 principally from the proceeds from the exercise of stock options, proceeds from sales of shares under our employee stock purchase plan, and the tax benefit related to employee stock transactions. We generated $4.2 million from financing activities in the first three months of 2005, primarily due to the issuance of common stock. We expect to continue to invest in property and equipment in the ordinary course of business.
     Debt and Lease Obligations
     During the three months ended March 31, 2003, we borrowed $383,000 to finance certain capital equipment. This term loan bore interest at 5% and required monthly payments through its maturity in February 2005. During the three-months ended March 31, 2005, this remaining balance on this loan was repaid in full.
     In January 2005, we acquired certain capital equipment under a debt arrangement which was paid in full as of March 31, 2006.
     Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at March 31, 2006 are as follows (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$174	$174	$—	$—	$—
Operating lease obligations	10,408	3,432	4,995	1,981	—
Inventory purchase obligations	17,852	17,852	—	—	—
Minimum royalty obligation	175	100	75	—	—

Total contractual obligations	$28,609	$21,558	$5,070	$1,981	$—

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting during the first quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined under Rule 13a-15(f) of the Exchange Act), except as set forth below.
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
     Management and the Audit Committee intend to remediate the material weakness concerning income taxes described above, and have begun to implement the following actions during the first quarter of our 2006 fiscal year:
1.	Perform an extensive reconciliation of our income tax accounts.

2.	Utilize outside consultants to assist management in the analysis of complex tax accounting and disclosure matters.

3.	Assess our staffing in the accounting and finance areas to ensure we have adequate technical tax expertise.

Part II. Other Information
Item 1. Legal Proceedings
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
     The case was remanded to the district court, where the parties subsequently agreed to a stipulated order whereby the funds held by the district court were transferred to Silicon Image, under restrictions, until appeals are exhausted. On July 19, 2005 the court sent $6.8 million to Silicon Image, which we have deposited in a segregated account, as required by court order. These restricted funds are included with long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2005 and March 31, 2006. These funds and the related interest earned of $0.1 million were restricted as of March 31, 2006. Pursuant to the district court’s order, the Company shall not be entitled to withdraw, encumber or take control of the funds until ten business days after issuance of a mandate from the Federal Circuit. On July 22, 2005, based on the stipulated order, the court dismissed the case with prejudice. Genesis filed a renewed appeal to the Federal Circuit, asserting among other things that the district court erred in its interpretation of the MOU, that the MOU (as interpreted by the court) constitutes patent misuse, and that the district court erred in construing certain claim terms in the asserted patents. After a full briefing by the parties, oral argument was heard at the Federal Circuit on April 5, 2006 and on April 6, 2006 the Federal Circuit issued a per curiam ruling, affirming the district court’s decision in all regards. Genesis did not seek a rehearing by the Federal Circuit, and the Federal Circuit’s mandate issued on April 27, 2006. Genesis may still petition the United States Supreme Court to accept this case for review, but the Company believes that it is unlikely such a petition, if filed, would be granted.
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that we and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against us, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006 and that motion is currently scheduled to be heard on June 9, 2006.
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
Item 1A. Risk Factors
     You should carefully consider the following risk factors, in addition to those identified in our Annual Report on Form 10-K for the year ended December 31, 2005, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.
     We operate in rapidly evolving markets, which makes it difficult to evaluate our future prospects.
     The revenue and income potential of our business and the markets we serve are early in their lifecycle and are difficult to predict. The DVI specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of CE and storage IC products in mid-to-late 2001. The preliminary SATA specification was first published in August 2001. The HDMI specification was first released in December 2002. Our SteelVineTM storage architecture was first released in September 2004. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.
     We have a history of losses and may not sustain profitability.
     For the three months ended March 31, 2006, we had net income of $2.4 million. For the year ended December 31, 2005, we generated net income of $49.5 million. However, prior to 2005, we incurred net losses in each fiscal year since our inception, including net losses of $0.3 million and $12.8 million for the years ended December 31, 2004 and 2003, respectively. Accordingly, we may not sustain profitability.
     Our annual and quarterly operating results may fluctuate significantly and are difficult to predict.
     Our annual and quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:
     • the growth, evolution and rate of adoption of industry standards for our key markets, including digital-ready PCs and displays, CE and storage devices and systems;
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
     Our products face competition from companies selling similar discrete products, and from companies selling products such as chipsets with integrated functionality. Our competitors include semiconductor companies that focus on the display, CE or storage markets, as well as major diversified semiconductor companies, and we expect that new competitors will enter our markets. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, including solutions that integrate the functionality of our products into their solutions. In addition, potential OEM customers may have internal semiconductor capabilities, and may develop their own solutions for use in their products rather than purchasing them from companies such as us. Some of our competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and, as a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor and Texas Instruments, and CE manufacturers, such as Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba, may compete against us in the future. Some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in, and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.
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
 Demand for our CE products is dependent on the adoption and widespread use of the HDMI specification.
     Our success in the CE market is largely dependent upon the rapid and widespread adoption of the HDMI specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (TMDS ®) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption in December 2002, Version 1.1 of the specification was published for adoption in May 2004, and Versions 1.2 and 1.2a were published for adoption in August and December 2005, respectively. We cannot predict the rate at which manufacturers will adopt the HDMI specification. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.
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
     In addition, we believe that the rate of HDMI adoption may be accelerated by FCC rules and European Information Communications and Consumer Electronics Technology Industry Associations (EICTA) and Cable & Satellite Broadcasting Association of Asia (CASBAA) recommendations discussed in the “Promotion of Industry Standards” section above. However, in the case of the FCC, we cannot predict whether these rules will be amended prior to completion of the phase-in dates or that such phase-in dates will not be delayed. In addition, we cannot guarantee that the FCC will not in the future reverse these rules or adopt rules requiring or supporting different interface technologies, either of which would adversely affect our business. In the case of the EICTA and CASBAA recommendations, we cannot predict the rate at which manufacturers will implement the HDMI-related recommendations in their products.
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
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended March 31, 2006, shipments to World Peace International, Microtek, and Weikeng Industrial, all of whom are distributors, generated 18.6%, 16.2% and 10.2% of our revenue. For the three months ended March 31, 2005, shipments to World Peace International generated 18.2% of our revenue, and shipments to Microtek generated 10.3% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:
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
     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 59.0% and 48.1% of our revenue for the three months ended March 31, 2006 and March 31, 2005, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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
     The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new storage products for the consumer and small to medium-sized business markets and we expect to introduce new CE, storage and PC products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:
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
     • market acceptance of new products; and
     • market acceptance of new architectures like SteelVineTM.
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
     We do not own or operate a semiconductor fabrication facility. We rely on third party semiconductor manufacturing companies overseas to produce the vast majority of our semiconductor products. We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:
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
     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. 78.3% and 72.6% of our revenue were generated for the three months ended March 31, 2006 and March 31, 2005, respectively, from customers and distributors located outside of the United States, primarily in Asia.
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
     In April 2002, together with Sony, Philips, Thomson, Toshiba, Matsushita and Hitachi, we announced the formation of a working group to define the next-generation digital interface specification for CE products. Version 1.0 of the specification was published for adoption on December 9, 2002. The HDMI specification combines high-definition video and multi-channel audio in one digital interface and uses Silicon Image’s patented underlying TMDS® technology, optionally, along with Intel’s HDCP as the basis for the interface. The founders of the working group have signed a founder’s agreement in which each commits to license certain intellectual property to each other, and to adopters of the specification.
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
     Intel has a dominant role in many of the markets in which we compete, such as PCs and storage, and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:
     • Intel and Silicon Image have been parties to business cooperation agreements;
     • Intel and Silicon Image are parties to a patent cross-license;
     • Intel and Silicon Image worked together to develop HDCP;
     • an Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;
     • Intel and Silicon Image were two of the promoters of the DDWG;
     • Intel and Silicon Image are two of the promoters of the Unified Display Interface Working Group;
     • Intel is a promoter of the SATA working group, of which we are a contributor;
     • Intel is a supplier to us and a customer for our products;
     • we believe that Intel has the market presence to drive adoption of SATA by making them widely available in its chipsets and motherboards, which could affect demand for our products;

     • we believe that Intel has the market presence to affect adoption of HDMI by either endorsing complementary technology or promulgating a competing standard, which could affect demand for our products;
     • Intel may potentially integrate the functionality of our products, including Fibre Channel, SATA, DVI, or HDMI into its own chips and chipsets, thereby displacing demand for some of our products;
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
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that we and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against us, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D.

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
     The case was remanded to the district court, where the parties subsequently agreed to a stipulated order whereby the funds held by the district court were transferred to Silicon Image, under restrictions, until appeals are exhausted. On July 19, 2005 the court sent $6.8 million to Silicon Image, which we have deposited in a segregated account, as required by court order. These restricted funds are included with long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2005 and March 31, 2006. These funds and the related interest earned of $0.1 million were restricted as of March 31, 2006. Pursuant to the district court’s order, the Company shall not be entitled to withdraw, encumber or take control of the funds until ten business days after issuance of a mandate from the Federal Circuit. On July 22, 2005, based on the stipulated order, the court dismissed the case with prejudice. Genesis filed a renewed appeal to the Federal Circuit, asserting among other things that the district court erred in its interpretation of the MOU, that the MOU (as interpreted by the court) constitutes patent misuse, and that the district court erred in construing certain claim terms in the asserted patents. After a full briefing by the parties, oral argument was heard at the Federal Circuit on April 5, 2006 and on April 6, 2006 the Federal Circuit issued a per curiam ruling, affirming the district court’s decision in all regards. Genesis did not seek a rehearing by the Federal Circuit, and the Federal Circuit’s mandate issued on April 27, 2006. Genesis may still petition the United States Supreme Court to accept this case for review, but the Company believes that it is unlikely such a petition, if filed, would be granted.
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
     The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, SFAS No. 123R, Share Based Payments, requires us to record compensation expense for options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.
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
     We have experienced transitions in our management team, our board of directors and our registered public accounting firm in the past and may continue to do so in the future.
     We have experienced a number of transitions with respect to our board of directors, executive officers and our independent registered public accounting firm in recent quarters, including the following:

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
     • In October 2005, John LeMoncheck, then vice president, consumer electronics and PC/display, left Silicon Image.
     • In October 2005, John Shin was appointed as interim vice president, consumer electronics and PC/display businesses and served in that position until February 2006. Mr Shin serves as vice president of engineering, and has held that position since October 2003.
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
     Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the three months ended March 31, 2006 and March 31, 2005, customers and distributors located in Taiwan generated 25% and 25% of our revenue, respectively. For the three months ended March 31, 2006 and March 31, 2005, customers and distributors located in Japan generated 25% and 17% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.
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
     If we are unable to successfully address the material weakness in our internal controls as described in Item 9A of our Annual Report on Form 10-K, our ability to report our financial results on a timely and accurate basis may be adversely affected.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required to furnish in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 a report by our management in our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report was included in the Annual Report on Form 10-K under Item 9A.
     As of December 31, 2005, management concluded that a material weakness exists as we did not maintain effective controls to correctly compute the excess tax benefit relating to stock options exercised, which resulted in us recording a material adjustment in the 2005 financial statements that affected the provision for income taxes and stockholders’ equity. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. Management has identified the steps necessary to address the material weaknesses described above, and has begun to execute remediation plans, as discussed in Item 9A of the Annual Report on Form 10-K. If we are unable to successfully address the material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders and other third parties could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
(a) Exhibits

10.01	Silicon Image, Inc. Bonus Plan for Fiscal Year 2006 (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K, filed February 17, 2006)

10.02	Silicon Image, Inc. Sales Incentive Plan for Vice President of Worldwide Sales for Fiscal Year 2006 (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed February 7, 2006)

10.03*	Consulting Agreement between Dr. David D. Lee and the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K filed March 16, 2006)

31.01	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2006	Silicon Image, Inc.

/s/ Robert R Freeman

Robert R Freeman
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.01	Silicon Image, Inc. Bonus Plan for Fiscal Year 2006 (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K, filed February 17, 2006)

10.02	Silicon Image, Inc. Sales Incentive Plan for Vice President of Worldwide Sales for Fiscal Year 2006 (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K filed February 7, 2006)

10.03*	Consulting Agreement between Dr. David D. Lee and the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K filed March 16, 2006)

31.01	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.