Form 10-Q
period 2006-06-30
SILICON IMAGE INC
filed 2006-08-07
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, there were 82,201,784 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Six Months Ended
June 30, 2006

Part I. Financial Information
Item 1. Financial Statements
Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$44,537	$77,877
Short-term investments	144,493	73,685
Accounts receivable	38,219	30,141
Inventories	18,944	17,072
Prepaid and other current assets	3,684	3,037

Total current assets	249,877	201,812

Property and equipment, net	11,982	9,613
Goodwill	13,021	13,021
Intangible assets, net	234	585
Other assets	1,422	7,990

Total assets	$276,536	$233,021

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,477	$13,372
Accrued liabilities	17,994	13,952
Deferred license revenue	8,102	8,283
Debt and capital lease obligations	117	230
Deferred margin on sales to distributors	16,894	13,771
Deferred patent infringement proceeds	6,966	—

Current liabilities	63,550	49,608

Other liabilities	1,057	6,867

Total liabilities	64,607	56,475

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Common stock	83	80
Additional paid-in capital	327,922	307,149
Unearned stock compensation	—	(6,742)
Accumulated deficit	(115,279)	(123,429)
Accumulated other comprehensive loss	(797)	(512)

Total stockholders’ equity	211,929	176,546

Total liabilities and stockholders’ equity	$276,536	$233,021

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product	$61,667	$47,323	$114,947	$88,131
Development, licensing and royalties	8,912	3,398	14,731	6,910

Total revenue	70,579	50,721	129,678	95,041

Cost of revenue and operating expenses:
Cost of revenue (1)	29,785	20,987	55,133	36,492
Research and development (2)	15,179	11,903	30,745	20,025
Selling, general and administrative (3)	16,563	8,873	32,025	12,826
Amortization of intangible assets	78	274	351	548

Total cost of revenue and operating expenses	61,605	42,037	118,254	69,891

Income from operations	8,974	8,684	11,424	25,150
Interest income and other, net	2,020	641	3,558	1,259
Gain from investment security	—	1,382	—	1,263

Income before provision for income taxes	10,994	10,707	14,982	27,672
Provision for income taxes	5,196	247	6,832	578

Net income	$5,798	$10,460	$8,150	$27,094

Net income per share — basic	$0.07	$0.13	$0.10	$0.34

Net income per share — diluted	$0.07	$0.12	$0.10	$0.32

Weighted average shares — basic	81,562	78,981	81,019	78,723
Weighted average shares — diluted	85,628	83,928	85,246	83,469

(1) Includes stock compensation expense (benefit)	$554	$41	$1,182	$(1,156)
(2) Includes stock compensation expense (benefit)	2,800	747	5,612	(3,691)
(3) Includes stock compensation expense (benefit)	3,197	514	7,040	(3,178)
See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,150	$27,094
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,217	3,153
Amortization of intangible assets	351	548
Provision for doubtful accounts	37	61
Stock compensation expense (benefit)	13,834	(8,025)
Tax benefit from employee stock transactions	(7,289)	—
Amortization of investment premium	(7)	—
Gain on investment security	—	(1,263)
Loss on disposal of property and equipment	10	—
Changes in assets and liabilities:
Accounts receivable	(8,115)	(5,871)
Inventories	(1,872)	1,072
Prepaid expenses and other assets	488	(463)
Accounts payable	79	5,853
Accrued liabilities and deferred license revenue	8,262	(325)
Deferred margin on sales to distributors	3,124	23

Cash provided by operating activities	20,269	21,857
Cash flows from investing activities:

Proceeds from sales and maturities of short-term investments	28,771	32,930
Purchases of short-term investments	(99,858)	(63,454)
Purchases of property and equipment	(3,059)	(2,243)

Release of restriction on cash received in conjunction with resolution of litigation (see Note 7)	6,966	—

Cash used in investing activities	(67,180)	(32,767)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	6,395	5,681
Excess tax benefits from employee stock transactions	7,289	—
Repayments of debt and capital lease obligations	(113)	(71)

Cash provided by financing activities	13,571	5,610

Net decrease in cash and cash equivalents	(33,340)	(5,300)
Cash and cash equivalents — beginning of period	77,877	23,280

Cash and cash equivalents — end of period	$44,537	$17,980

Supplemental cash flow information:
Cash payment for interest	$7	$—

Cash payment for income taxes	$450	$296

Unrealized net gain on investment security	$10	$—

Property and equipment purchased but not paid for	$2,537	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(unaudited)
1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2005 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of June 30, 2006, the related consolidated statements of income for the three and six months ended June 30, 2006 and 2005, and the related consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 are not necessarily indicative of future operating results.
2. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. We will decide on a policy for interest and penalty classification by the end of 2006 and adopt the Interpretation beginning with our fiscal year 2007. We do not expect the Interpretation to have a material effect on our financial position or results of operations.
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
     In October 1999, the 1999 Plan became the successor to the 1995 Plan and was changed to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan is increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the immediately preceding December 31.
     In June and July 2001, in connection with our acquisitions of CMD Technology Inc. (CMD) and Silicon Communication Lab, Inc. (SCL), we assumed all outstanding options and options available for future issuance under the CMD 1999 Stock Incentive Plan and the SCL 1999 Stock Option Plan. In April 2004, in connection with our acquisition of TransWarp Networks, Inc. (TransWarp), we assumed all outstanding options and options available for future issuance under the TransWarp Stock Option Plan. The terms of such plans are very similar to those of the 1999 Plan. Our assumption of the CMD, SCL and TransWarp plans and the outstanding options did not require the approval of, and was not approved by, our stockholders.
     Options granted under all stock option plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years and generally vest annually as to 25% of the shares subject to the options. Some options provide for accelerated vesting if certain identified milestones are achieved.
     Under our stock plans, we may grant options to purchase up to 5.1 million shares of common stock.

     Non-plan options
     There were no non-plan options granted during the six months ended June 30, 2006. All non-plan options generally have exercise prices equal to the fair market value on the date of grant, have vesting periods ranging from four to five years, and expire in ten years. Our non-plan option grants did not require the approval of, and were not approved by, our stockholders.
     Our Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of each two-year offering period (which two-year offering period consists of four six-month “purchase periods”) or on the last day of the applicable six-month offering purchase period. At June 30, 2006, there were 1.9 million shares of our common stock reserved for future issuance under the ESPP.
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
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123(R)), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), the ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards.
     Had we not adopted SFAS 123(R), our income before income taxes for the three and six months ended June 30, 2006 would have increased by $5.5 million and $10.4 million and our net income would have increased by $3.3 million and $6.2 million, respectively. Basic net income per share for the three and six months ended June 30, 2006 would have increased by $0.04 and $0.08, and diluted net income per share would have increased by $0.04 and $0.07, respectively. For the six months ended June 30, 2006, cash provided by operating activities would have increased by $7.3 million and cash provided by financing activities would have decreased by $7.3 million related to excess tax benefits from employee stock transactions during the period had we not adopted SFAS 123R.
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
     Expected Volatility—Our computation of expected volatility for the three and six month periods ended June 30, 2006 is based on historical volatility.
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

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Employee stock option plans:
Expected life in years	5.0	5.0	5.0	5.0
Expected volatility	85%	90%	89%	90%
Risk-free interest rate	5.0%	3.7%	4.7%	3.7%
Expected dividends	none	none	none	none
Weighted average fair value	$7.05	$7.51	$7.25	$9.36

Employee Stock Purchase Plan:
Expected life in years	1.3	1.9	1.3	1.7
Expected volatility	57%	77%	57%	77%
Risk-free interest rate	4.7%	3.80%	4.7%	3.8%
Expected dividends	none	none	none	none
Weighted average fair value	$4.75	$5.26	$4.75	$4.47
     The expected stock price volatility assumption was determined using the historical volatility of our common stock.
Stock Compensation Expense
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 (in thousands):

	Three Months	Six Months
	Ended June 30, 2006	Ended June 30, 2006
Cost of sales	$554	$1,182
Research and development	2,800	5,612
Selling, general and administrative	3,197	7,040
Income tax effect	(2,666)	(5,630)

	$3,885	$8,204

     There was no stock-based compensation cost capitalized as part of inventory in 2006. As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
     At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $57.4 million, after estimated forfeitures. This cost will be recognized on a straight-line basis over an estimated weighted-average period of approximately 2.7 years and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.
     At June 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $1.5 million. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.3 years.
     Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of the tax deductions from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the six months ended June 30, 2006, we recorded $7.3 million of excess tax benefits as a financing cash inflow.
Stock Options and Awards Activity
     The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts):

			Weighted Average
			Remaining
		Weighted Average	Contractual Term in	Aggregate Intrinsic
	Number of Shares	Exercise Price	Years	Value
Outstanding at December 31, 2005	20,684	$7.98
Granted	1,833	10.14
Exercised	(969)	4.55
Forfeitures and cancellations	(502)	10.90

Outstanding at June 30, 2006	21,046	$8.25	6.74	$71,927

Vested and expected to vest at June 30, 2006	20,208	$8.16	0.53	$70,755

Exercisable at June 30, 2006	11,954	$6.95	5.54	$55,087

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 15.1 million options that were in-the-money at June 30, 2006. The aggregate intrinsic value of options exercised under our stock option plans was $1.1 million and $4.7 million, determined as of the date of option exercise during the three and six months ended June 30, 2006, respectively.
     Upon exercise of a stock option, the Company provides the optionee with newly issued shares of the Company’s common stock representing the number of shares subject to the option that were purchased.
Pro-forma Disclosures
     The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30, 2005	Ended June 30, 2005
Net income, as reported	$10,460	$27,094
Stock-based employee compensation expense (benefit) included in the determination of net income as reported	560	(9,705)
Stock-based employee compensation benefit determined under fair value based method for all awards, net of income taxes	(6,175)	(12,765)

Pro forma net income	$4,845	$4,624

Earnings per share:
Basic — as reported	$0.13	$0.34
Basic — pro forma	$0.06	$0.06
Diluted — as reported	$0.12	$0.32
Diluted — pro forma	$0.06	$0.06
     For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.

4. Comprehensive income
     The components of comprehensive income, net of related taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$5,798	$10,460	$8,150	$27,094
Change in unrealized value on investments	145	(1,317)	10	(3,124)

Total comprehensive income	$5,943	$9,143	$8,160	$23,970

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$5,798	$10,460	$8,150	$27,094

Weighted average shares	81,562	79,214	81,019	78,956
Unvested common shares subject to repurchase	—	(233)	—	(233)

Weighted average shares — basic	81,562	78,981	81,019	78,723

Weighted average shares — diluted	85,628	83,928	85,246	83,469

Net income per share — basic	$0.07	$0.13	$0.10	$0.34
Net income per share — diluted	$0.07	$0.12	$0.10	$0.32
     The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average common shares for basic net income per share	81,562	78,981	81,019	78,723
Weighted-average dilutive stock options outstanding under the treasury stock method	4,066	4,714	4,227	4,491
Unvested common shares subject to repurchase	—	233	—	255

Total	85,628	83,928	85,246	83,469

6. Balance Sheet Components

	June 30,	December 31,
	2006	2005
	(in thousands)
Inventories:
Raw materials	$2,547	$3,123
Work in process	4,202	4,511
Finished goods	12,195	9,438

Total inventories	$18,944	$17,072

Property and equipment
Computers and software	$18,283	$16,669
Equipment	20,252	16,601
Furniture and fixtures	2,478	2,259

	41,013	35,529

Less: accumulated depreciation	(29,031)	(25,916)

Total property and equipment, net	$11,982	$9,613

Accrued payroll and related expenses	$5,673	$4,738
Restructuring accrual	—	25
Accrued legal fees	659	490
Warranty accrual	371	382
Bonus accrual	3,747	2,615
Other accrued liabilities	7,544	5,702

Total accrued liabilities	$17,994	$13,952

     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Warranty accrual activity was as follows (in thousands):

2006
Balance at January 1	$382
Provision for warranties issued during the period	14
Cash and other settlements made during the period	(25)

Balance at June 30	$371

7. Commitments and Contingencies
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
     The case was remanded to the district court, where the parties subsequently agreed to a stipulated order whereby the funds held by the district court were transferred to Silicon Image, under restrictions, until appeals are exhausted. On July 19, 2005 the court sent $6.8 million to Silicon Image, which was deposited in a segregated account, as required by court order. The funds were recorded as restricted funds and included with long-term liabilities in our consolidated balance sheet as of December 31, 2005. These funds and the related interest earned of $0.3 million were no longer restricted and were included with current liabilities in the accompanying consolidated balance sheet as of June 30, 2006. Pursuant to the district court’s order, the Company was not entitled to withdraw, encumber or take control of the funds until ten business days after issuance of a mandate from the Federal Circuit. On July 22, 2005, based on the stipulated order, the court dismissed the case with prejudice. Genesis filed a renewed appeal to the Federal Circuit, asserting among other things that the district court erred in its interpretation of the MOU, that the MOU (as interpreted by the court) constitutes patent misuse, and that the district court erred in construing certain claim terms in the asserted patents. After a full briefing by the parties, oral argument was heard at the Federal Circuit on April 5, 2006 and on April 6, 2006 the Federal Circuit issued a per curiam ruling, affirming the district court’s decision in all regards. Genesis did not seek a rehearing by the Federal Circuit, and the Federal Circuit’s mandate issued on April 27, 2006. Genesis declined to petition the United States Supreme Court for review, and the legal action is now terminated. The parties are discussing resolution of various related issues, and recognition of the funds received in the settlement is deferred pending these discussions.
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
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint by the court established deadline of July 21, 2006. Defendants’ response to that complaint is currently due to be filed on or before September 1, 2006.
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
8. Customer and Geographic Information
     Revenue by geographic area, including development, licensing and royalty revenue was as follows (in thousands) :

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Taiwan	$14,551	$13,087	$29,292	$24,455
Japan	24,665	8,510	39,433	16,051
United States	13,263	15,197	26,079	27,355
Korea	5,946	3,521	11,366	8,215
Hong Kong	2,429	1,901	4,474	3,119
Other	9,725	8,505	19,034	15,846

Total revenue	$70,579	$50,721	$129,678	$95,041

     Revenue by product line, including development, licensing and royalty revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consumer Electronics	$48,217	$26,802	$83,609	$48,034
Personal Computer	10,201	12,864	23,507	23,970
Storage	12,161	11,055	22,562	23,037

Total revenue	$70,579	$50,721	$129,678	$95,041

     For the three months ended June 30, 2006, four customers each generated 18.2%, 14.2%, 11.3% and 10.6% of our revenue respectively. For the six months ended June 30, 2006, four customers each generated 17.3%, 14.7%, 10.8% and 10.4% of our revenue respectively. At June 30, 2006, three customers each represented 14.2%, 12.4%, and 10.0% of gross accounts receivable.
     For the three months ended June 30, 2005, two customers generated 18.8% and 10.0% of our revenue, respectively. For the six months ended June 30, 2005, two customers generated 18.6% and 10.1% of our revenue respectively. At June 30, 2005, three customers represented 13.0%, 11.6% and 10.0% of gross accounts receivable.
     For each period presented, substantially all long-lived assets were located within the United States.
     Cost of sales information by product line is not available. Accordingly, only revenue by product line is presented above.
9. Provision for income taxes
     For the three and six months ended June 30, 2006, we recorded a provision for income taxes of $5.2 million and $6.8 million, respectively. The effective tax rate for the three and six months ended June 30, 2006 was 47.3% and 45.6% and was based on our projected taxable income for 2006. The effective tax rate takes into account the fact that a portion of the expected benefit due to the use of net operating loss and research credit carryforwards relates to stock option transactions, the benefit of which will not reduce the income tax provision and instead will be recorded as a credit to additional paid-in capital when recognized.
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
10. Gain on investment security
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
     In February 2005, we sold approximately 23,600 shares of our investment in Leadis at prices ranging from $7.40 to $7.50. These shares related to the warrant shares and consequently in connection with this sale, we recorded a loss of approximately $119,000 for the three month period ended March 31, 2005. During the three months ended June 30, 2005, we sold the remainder of our holding in Leadis at prices ranging from $5.38 to $6.06 and recorded a net realized gain of approximately $1.4 million, which resulted in a net gain of approximately $1.3 million for the six month period ended June 30, 2005.
11. Related Party Transaction
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
     The related party transactions with Sunplus and Synerchip and its related subsidiaries and affiliates through the six month period ending June 30, 2006 and June 30, 2005 (which in the case of the six month period ending June 30, 2006 consist of transactions occurring this year on or before March 24, 2006) are described below:
     Silicon Image paid $363,000 and $160,000 to Sunplus for purchases of integrated semiconductors for the six month period ended June 30, 2006 and June 30, 2005, respectively.
     Silicon Image paid $221,000 and $0 to Synerchip for purchases of integrated semiconductors for the six month period ended June 30, 2006 and June 30, 2005, respectively.
     In March 2002, Silicon Image and Sunplus entered into a five-year Technology License Agreement pursuant to which Sunplus licensed certain LVDS receiver technology from Silicon Image. In connection with this agreement, Sunplus has paid $132,000 and $64,000 to Silicon Image in related royalty fees for the six month period ended June 30, 2006 and June 30, 2005, respectively.
     In June 2003, Silicon Image and Sunplus entered into a three-year Strategic Relationship Agreement for joint manufacturing, marketing, selling and distribution of certain semiconductors. In connection with this agreement, Sunplus paid annual subscription fees to Silicon Image in the amounts of $50,000 for the six month period ended June 30, 2006 and June 30, 2005.
12. Subsequent Events
     On July 25, 2006, we received approximately $4.2 million which reflected the remainder of the fixed payments specified under the Memorandum of Understanding, plus interest, plus an amount that according to Genesis represented royalties on product sales prior to March 31, 2006.
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
Overview
     Silicon Image, Inc. is a leader in driving the architecture and semiconductor implementations for the secure storage, distribution and presentation of high-definition content. Silicon Image offers robust, high-bandwidth semiconductors in the global PC/display, consumer electronics and storage arenas based on its innovative digital interconnect technology.
     Silicon Image creates and drives industry standards for digital content delivery such as Digital Visual Interface (DVI), High-Definition Multimedia Interface (HDMI), Unified Display Interface (UDI) and Serial ATA (SATA), leveraging strategic partnerships with global leaders in consumer electronics and personal computing.
     Silicon Image’s strategy entails establishing industry-standard, high-speed digital interfaces and building market momentum and leadership through its first-to-market, standards-based integrated circuit (IC) products. The company broadens market adoption of the DVI, HDMI, UDI and SATA interfaces by licensing its proven intellectual property (IP) cores to companies providing advanced system-on-a-chip (SoC) solutions that incorporate these interfaces.
     In the consumer electronics (CE) market, our VastLane™ HDMI and DVI products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs, HDTVs, A/V receivers, set-top boxes (STBs) and DVD players. Leveraging our core technology and standards-setting expertise, we are a leading force in advancing the adoption of HDMI, the digital audio and video interface standard for the CE market. Introduced in 2003 by Silicon Image and several other leading CE companies, HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically improves quality and simplifies cabling. Our HDMI technology is marketed under the VastLane brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by some Hollywood studios as the technology of choice for the secure distribution of premium content over uncompressed digital connections. In addition, our wholly-owned subsidiary Simplay Labs, LLC operates and markets the Simplay HD TM Testing Program, which is designed to educate retailers and consumers on the benefits of having the digital entertainment devices they sell and purchase tested for compliance with HD content delivery specifications including HDMI and HDCP. We shipped the first HDMI-compliant silicon to the market and currently remain the market leader for HDMI functionality, with more than 38 million units shipped to date. Products sold into the CE market have been increasing as a percentage of our total revenue and generated 59.3% and 56.9% of our total revenue for the three and six months ended June 30, 2006, respectively, compared to 52.8% and 50.5% of our total revenue for the same periods in 2005. Demand for our CE products will be driven primarily by the adoption rate of the HDMI standard within these product categories.
     On June 22, 2006, the seven HDMI Founder companies (Hitachi, Ltd., Matsushita Electric Industrial Co., Ltd. (Panasonic), Royal Philips Electronics, Silicon Image, Inc., Sony Corp., Thomson, Inc. and Toshiba Corp.) released HDMI 1.3, a major enhancement of the HDMI specification, the de facto standard digital interface for high definition consumer electronics. We anticipate that HDMI 1.3 will enable the next generation of HDTVs, PCs and DVD players to transmit and display content in billions of colors with unprecedented vividness and accuracy.
     The HDMI 1.3 specification more than doubles HDMI’s bandwidth and adds support for “Deep Color” technology, a broader color space, new digital audio formats, automatic audio/video synching capability (“lip sync”), and an optional smaller connector for use with personal photo and video devices. The update reflects the determination of the HDMI founders to ensure that HDMI continues evolving ahead of future consumer demands.
     HDMI 1.3 was released at a time of strong momentum for the HDMI standard. HDMI Licensing, LLC, our wholly-owned subsidiary recently announced that more than 400 makers of consumer electronics and PC products worldwide have adopted HDMI. Market researcher In-Stat announced that it expects 60 million devices featuring HDMI to ship in 2006.
     In the global PC market, we are a leader with our innovative PanelLink branded digital interconnect technology, which enables an all-digital connection between PC host systems, such as PC motherboards, graphics add-in boards and notebook PCs and digital displays such as LCD monitors, plasma displays and projectors. Products sold into the PC market generated 13.7% and 17.3% of our total revenue for the three and six months ended June 30, 2006, respectively, compared to 25.4% and 25.2% of our total revenue for the same periods of 2005. Our PC business continues to see growth potential for DVI and HDMI on new PC systems. HDMI has been announced on several new notebooks, media PCs and graphics cards.
     In the storage market, we have assumed a leadership role in Serial Advanced Technology Attachment (SATA), the high-bandwidth, point-to-point interface that is replacing Parallel ATA in desktop storage and making inroads in the enterprise arena. We are a leading supplier of discrete SATA devices. Our SATALink-branded solutions offer advanced features and capabilities such as native command queuing, port multiplier capability and Advanced Technology Attachment Packet Interface (ATAPI) support. We continue to supply high-performance, low-power fibre channel serializer/deserializers (SerDes) to leading switch manufacturers. In 2004, we shipped our first products based on the SteelVine™ storage architecture that is expected to serve the storage needs of the of the home consumer and CE markets with a system- on-a-chip implementation that includes a high-speed switch, a custom designed dual instruction RISC (reduced instruction set computer) micro-processor, firmware and the SATA interface, among other features. Products sold into the storage market, as a percentage of our total revenue, generated 14.4% and 14.4% of our total revenue for the three and six months ended June 30, 2006, respectively, compared to 21.8% and 24.2% of our total revenue for the same periods of 2005, respectively. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine architecture, and the extent to which SATA functionality is integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary where we have not already licensed our technology.
     Further leveraging our IP portfolio, we broaden market adoption of the HDMI, DVI and SATA interfaces by licensing our proven IP cores to companies interested in promoting products complementary to our own. Licensing, in addition to creating revenue and return on engineering investment in market segments we choose not to address, creates products complementary to our own that expand the markets for our products and help to improve industry wide interoperability. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgment. Revenue from development for licensees, licensing and royalties accounted for 12.6% and 11.4% of our total revenue in the three and six months ended June 30, 2006 compared to 6.7% and 7.3% of our total revenue for the same periods in 2005, respectively. License revenue has been uneven and unpredictable over time, and is expected to continue to be uneven and unpredictable for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter.
Commitments, Contingencies and Concentrations
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 60.3% and 58.6% of our total revenue for the three and six months ended June 30, 2006, respectively, compared to 51.5% and 50.3% of our total revenue for the same periods of 2005, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many original equipment manufacturers (OEM’s) rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. For the three and six months ended June 30, 2006, 54.6% and 56.6% of our total revenue, respectively, was generated through distributors, compared to 50.3% and 49.3% in the comparable periods of 2005, respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.
     A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 75.2% and 73.6% of our total revenue in the three and six months ended June 30, 2006, respectively, compared to 63.2% and 65.6% for the same periods of 2005, respectively. The reason for the geographical concentration in Asia is that most of our products are part of flat panel TV’s, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.
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

Results of Operations
REVENUE

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$61,667	$47,323	30.3%	$114,947	$88,131	30.4%
Development, licensing and royalty revenue	8,912	3,398	162.3%	14,731	6,910	113.2%

Total revenue	$70,579	$50,721	39.2%	$129,678	$95,041	36.4%

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics (1)	$48,217	$26,802	79.9%	$83,609	$48,034	74.1%
Personal Computers (1)	$10,201	12,864	-20.7%	$23,507	23,970	-1.9%
Storage (1)	$12,161	11,055	10.0%	$22,562	23,037	-2.1%

Total revenue	$70,579	$50,721	39.2%	$129,678	$95,041	36.4%

1)	Includes development, licensing and royalty revenue
     As noted in the table above, total revenue for the three months ended June 30, 2006, increased primarily as a result of increased CE and Storage revenues, which were partially offset by lower sales of our PC products. The increase in CE revenue was due to continued strong demand for our HDMI receivers for use in various devices including high definition plasma and LCD televisions as well as an increase in our transmitters used in DVD, AV receivers and STB’s. The primary reason for the increase in Storage revenue was stronger shipments of our SATA products which were partially offset by the phase out of our Parallel ATA products. The decrease in PC revenue reflects lagging demand for our transmitters used in PC motherboards as well as our receivers (integrated panel controllers) used in flat panel displays, compounded by product mix and deterioration in selling prices due to increased competition. Development, licensing and royalty revenues increased as a result of higher royalty revenues and higher licensing fees for our CE -related technology. Our development, licensing and royalty revenues are subject fluctuations due to timing of development and licensing deliverables, as well as fluctuations in the shipments of royalty based products by our customers.
     For the six month period ended June 30, 2006, the increase in total revenue was attributable to increased revenue in CE slightly offset by lower sales of our PC and storage products. The increase in CE revenue was due to continued strong demand for our HDMI receivers for use in various devices including high definition plasma and LCD televisions as well as an increase in our transmitters used in DVD, AV receivers and STB’s. The primary reason for the decrease in Storage revenue was weaker demand of our SATA products, particularly in the first quarter of 2006, and the phase out of our Parallel ATA products as the market moves from PATA to SATA based hard disk drives. The decrease in PC revenue reflects lagging demand for our transmitters used in PC motherboard as well as our receivers used in flat panel displays, both of which were compounded by product mix downward pressure on selling prices of our PC products. Development, licensing and royalty revenues increased as a result of higher royalty revenues and higher licensing fees when compared to the prior year quarter.
COST OF REVENUE AND GROSS PROFIT

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue (1)	$29,785	$20,987	$8,798	$55,133	$36,492	$18,641
Total gross profit	$40,794	$29,734	$11,060	$74,545	$58,549	$15,996
Gross profit margin	57.8%	58.6%		57.5%	61.6%

(1) Includes stock compensation expense (benefit)	$554	$41		$1,182	$(1,156)

     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, license development costs, as well as other related overhead costs including stock compensation expense (benefit). The $8.8 million increase in cost of revenue for three months ended June 30, 2006 over the comparable period of 2005 was primarily due to changes to the product mix of our revenue. Stock compensation expense was $554,000 and $1.2 million in the three and six months ended June 30, 2006, respectively, compared to a stock compensation expense (benefit) of $41,000 and $(1.2) million for the same periods of 2005, respectively. Additionally, overhead expenses were higher in the three and six month periods ended June 30, 2006 relative to the comparable periods of 2005 as we increased staffing in production related areas and incurred higher subcontracting costs for certain products.
     Our gross profit margin of 57.8% for the three months ended June 30, 2006 decreased from 58.6% for the same period of 2005 primarily as a result of an increase in the mix of products with lower margins sold in the second quarter of 2006. In addition, the gross profit margins declined in the second quarter of 2006 as the results included $513,000 of additional stock compensation expense. For the six month period, the primary reason for the decrease in gross profit margin was the mix of products sold in the first half of 2006 which were slightly lower margin products than in the first half of 2005. Furthermore, the $2.3 million increase in stock compensation expense in the six months ended June 30, 2006 was also a contributing factor to the reduction in the gross profit margin.
OPERATING EXPENSES

	Three months ended June 30,			Six months ended June 30,
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$15,179	$11,903	27.5%	$30,745	$20,025	53.5%
Percentage of total revenue	21.5%	23.5%		23.7%	21.1%
Selling, general and administrative (2)	$16,563	$8,873	86.7%	$32,025	$12,826	149.7%
Percentage of total revenue	23.5%	17.5%		24.7%	13.5%
Amortization of intangible assets	$78	$274	-71.5%	$351	$548	-35.9%
Interest income and other, net	2,020	641	215.1%	3,558	1,259	182.6%
Gain from investment security	—	1,382	-100.0%	—	1,263	-100.0%

(1) Includes stock compensation expense (benefit)	$2,800	$747		$5,612	$(3,691)
(2) Includes stock compensation expense (benefit)	3,197	514		7,040	(3,178)
     Research and Development (R&D). R&D expense consists primarily of employee compensation, including stock compensation expense (benefit), and other related costs, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. Compounding the impact from the increased stock compensation expense for the three and six month periods ended June 2006 was higher compensation expense resulting from increased staffing. In addition, the R&D increased due to higher prototype expense reflecting increased R&D activity. In each of the quarters ended June 30, 2006 and 2005, we recorded a credit to R&D expense for $1.0 million and $0.9 million, respectively, for reimbursements received from customers related to non-recurring engineering contracts.
     Selling, General and Administrative (SG&A). SG&A expense consists primarily of employee compensation, including stock compensation expense (benefit), sales commissions, professional fees, and marketing and promotional expenses. The increase in SG&A expense for the three months ended June 30, 2006, resulted primarily from stock compensation expense of $3.2 million compared to $514,000 for the same period in 2005. The increase in SG&A expense for the six months ended June 30, 2006, resulted primarily from stock compensation expense of $7.0 million compared to a stock compensation benefit of $3.7 million for the same period in 2005. Further increasing the SG&A expense were personnel expenses related to increased headcount and consulting payments made to outside consultants.
     Amortization of Intangible Assets. Amortization of intangible assets was $78,000 and $351,000 for the three and six months ended June 30, 2006, respectively, pursuant to our acquisition of Transwarp Networks, Inc. (TransWarp) during the second quarter of 2003. These amounts were less than the $274,000 and $548,000 recorded in the comparable periods of 2005 as a large portion of the intangible assets became fully amortized in the first quarter of 2006.
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
     Severance related costs were determined based on the amount of pay people received that was not for services performed and by measuring the intrinsic value of stock options that were modified to the benefit of terminated employees. For those employees terminated in the three and six month periods ending June 30, 2003, the remaining service period from the communication date did not exceed 60 days.
     Severance and benefits payments are substantially complete. Furthermore, in December 2005 we renegotiated a lease for our Irvine, California facility, which was identified in our restructuring activities. This renegotiation provided for early termination. Accordingly, we recorded an expense recovery to the restructuring accrual with an offsetting reduction of our operating expenses for the year ended December 31, 2005. The following table presents restructuring activity for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	2006			2005
	Severance and	Leased		Severance and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$—	$25	$25	$32	$1,004	$1,036
Cash payments	—	(25)	(25)	—	(381)	(381)
Adjustment related to lease negotiation	—	—	—	—	—	—

Balance as of June 30	$—	$—	$—	$32	$623	$655

     Interest Income and other, net. The net amount of interest income and other, which principally includes interest income and interest expense, was $2.0 million and $3.6 million for the three and six month ended June 30, 2006, respectively, compared to $641,000 and $1.3 million for the same periods of 2005. This increase was primarily due to higher interest income resulting from higher average cash and investment balances and higher interest rates in the periods ended June 30, 2006 than in the comparable periods of 2005.
     Gain from investment security. During the three and six month periods ended June 30, 2005, we recorded a net gain of $1.4 million and a net gain of $1.3 million, respectively, for the six month period from the sale our holdings in Leadis Technology, Inc (Leadis). These holdings related to equity we acquired in a transaction with Leadis in 2001. As of June 30, 2005, we no longer had an equity interest in Leadis.
     Provision for income taxes.
     For the three and six month periods ended June 30, 2006, we recorded a provision for income taxes of $5.2 million and $6.8 million, respectively, compared to $247,000 and $578,000 for the same periods of 2005, respectively. The effective tax rate for the three and six month ended June 30, 2006 was 47.3% and 45.6%, respectively, and was based on our projected taxable income for 2006. The effective tax rate takes into account the fact that a portion of the expected benefit due to the use of net operating loss and research credit carryforwards relates to stock option transactions, the benefit of which will not reduce the income tax provision and instead will be recorded as a credit to additional paid-in capital when recognized.
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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	June 30,	June 30,
	2006	2005	Change
		(dollars in thousands)
Total cash, cash equivalents and short term investments	$189,030	$116,838	$72,192

Cash provided by operating activities	$20,269	$21,857	$(1,588)
Cash provided by (used in) investing activities	(67,180)	(32,767)	(34,413)
Cash provided by financing activities	13,571	5,610	7,961

Net increase (decrease) in cash and cash equivalents	$(33,340)	$(5,300)	$(28,040)

     Cash, Cash Equivalents and Investments
     Cash, cash equivalents and short-term investments were $189.0 million at June 30, 2006, an increase of $72.2 million from $116.8 million at June 30, 2005 primarily as a result of increased sales generating activities, and the $7.0 million in unrestricted proceeds from the Genesis patent litigation settlement.
     Operating Activities
     We generated $20.3 million in cash from operating activities in the six months ended June 30, 2006 as compared to $21.9 million in the same period of 2005. The major components of operating cash flow were the increased deferred margin on distributor sales, and the non-cash expenses such as depreciation, amortization and stock compensation expense, partially offset by the increase in accounts receivable and the decrease in accrued expenses.
     Investing and Financing Activities
     We used $67.2 million in cash in our investing activities in the six month period ended June 30, 2006 as compared to $32.8 million used in the same period of 2005. This use of cash resulted primarily from our purchases, net of the sale and maturity, of short term investments and our investment in property and equipment, partially offset by the $7.0 million of unrestricted proceeds from the Genesis patent litigation settlement. We generated $13.6 million in our financing activities in the six months ended June 30, 2006 principally from the proceeds from the exercise of stock options, proceeds from sales of shares under our employee stock purchase plan, and the tax benefit related to employee stock transactions. We generated $5.6 million from financing activities in the six month periods of 2005, primarily due to the issuance of common stock. We expect to continue to invest in property and equipment in the ordinary course of business.
     Debt and other Obligations
     The following table represents our future minimum payments under our operating leases, debt, inventory purchase and minimum royalty obligations outstanding at June 30, 2006 are as follows (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$117	$117	$—	$—	$—
Operating lease obligations	20,432	5,505	9,269	5,658	—
Inventory purchase obligations	$35,985	$35,098	887	—	—
Minimum royalty obligation	150	100	50	—	—

Total contractual obligations	$56,684	$40,820	$10,206	$5,658	$—

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
     For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in internal control over financial reporting in the tax accounting area discussed below, our disclosure controls and procedures as of the end of the period covered by this report as it relates to our financial report in the tax accounting area were not effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting during the second quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined under Rule 13a-15(f) of the Exchange Act), except as set forth below.
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
     Management and the Audit Committee intend to remediate the material weakness concerning income taxes described above, and have begun to implement the following actions during the first and second quarters of our 2006 fiscal year:
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
     The case was remanded to the district court, where the parties subsequently agreed to a stipulated order whereby the funds held by the district court were transferred to Silicon Image, under restrictions, until appeals are exhausted. On July 19, 2005 the court sent $6.8 million to Silicon Image, which was deposited in a segregated account, as required by court order. The funds were recorded as restricted funds included with long-term liabilities in our consolidated balance sheet as of December 31, 2005. These funds and the related interested earned of $0.3 million were no longer restricted and were included with current liabilities in the accompanying consolidated balance sheet as of June 30, 2006. Pursuant to the district court’s order, the Company was not entitled to withdraw, encumber or take control of the funds until ten business days after issuance of a mandate from the Federal Circuit. On July 22, 2005, based on the stipulated order, the court dismissed the case with prejudice. Genesis filed a renewed appeal to the Federal Circuit, asserting among other things that the district court erred in its interpretation of the MOU, that the MOU (as interpreted by the court) constitutes patent misuse, and that the district court erred in construing certain claim terms in the asserted patents. After a full briefing by the parties, oral argument was heard at the Federal Circuit on April 5, 2006 and on April 6, 2006 the Federal Circuit issued a per curiam ruling, affirming the district court’s decision in all regards. Genesis did not seek a rehearing by the Federal Circuit, and the Federal Circuit’s mandate issued on April 27, 2006. Genesis declined to petition the United States Supreme Court for review, and the legal action is now terminated. The parties are discussing resolution of various related issues, and recognition of the funds received in the settlement is deferred pending these discussions.
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that we and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against us, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006, the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint by the court established deadline of July 21, 2006. Defendants’ response to that complaint is currently due to be filed on or before September 1, 2006.
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
     For the three and six months ended June 30, 2006, we had net income of $5.8 million and $8.2 million, respectively. For the year ended December 31, 2005, we generated net income of $49.5 million. Accordingly, we may not sustain profitability.
     Our annual and quarterly operating results may fluctuate significantly and are difficult to predict.
     Our annual and quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:
     • the growth, evolution and rate of adoption of industry standards for our key markets, including CE products, digital-ready PCs and displays and storage devices and systems;
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
     Our success in the CE market is largely dependent upon the rapid and widespread adoption of the HDMI specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition minimized differential signaling (TMDS(R)) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption in December 2002, Version 1.1 of the specification was published for adoption in May 2004, and Versions 1.2 and 1.2a were published for adoption in August and December 2005, respectively. We cannot predict the rate at which manufacturers will adopt the HDMI specification. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.
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
     In addition, we believe that the rate of HDMI adoption may be accelerated by FCC rules and European Information Communications and Consumer Electronics Technology Industry Associations (EICTA) and Cable & Satellite Broadcasting Association of Asia (CASBAA) recommendations described below.
     In the United States, the FCC issued its Plug and Play order in October 2003. In November 2003 and March 2004, these rules, known as the Plug & Play Final Rules (Plug & Play Rules), became effective. The Plug and Play Rules are relevant to DVI and HDMI with respect to high definition set-top boxes and the labeling of digital cable ready televisions. Regarding high-definition set-top boxes, the FCC stated that, as of July 1, 2005, all high definition set-top boxes acquired by cable operators for distribution to subscribers would need to include either a Digital Visual Interface (DVI) or High-Definition Multimedia Interface (HDMI) with HDCP. Regarding digital cable ready televisions, the FCC stated that a unidirectional digital cable television may not be labeled or marketed as digital cable ready unless it includes the following interfaces according to a phase-in timetable. In the past, the FCC has made modifications to its rules and timetable for the digital television transition and it may do so in the future. We cannot predict whether these FCC rules will be amended prior to completion of the phase-in dates or that such phase-in dates will not be delayed. In addition, we cannot guarantee that the FCC will not in the future reverse these rules or adopt rules requiring or supporting different interface technologies, either of which would adversely affect our business.
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
     With respect to the EICTA and CASBAA recommendations, we cannot predict the rate at which manufacturers will implement the HDMI-related recommendations in their products.
     Transmission of audio and video from source devices (such as a DVD player or set-top box (STB)) to sink devices (such as an HDTV) over HDMI with HDCP represents a combination of new technologies working in concert. Cable and satellite system operators are just beginning to require transmissions of digital video with HDCP between source and sink devices in consumer homes, and DVD players incorporating this technology have only recently come to market. Complexities with these technologies and the variability in implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Also, the user experience associated with audiovisual transmissions over HDMI with HDCP is unproven, and users may reject products incorporating these technologies or they may require more customer support than expected. Delays or difficulties in integration of these technologies into products or failure of products incorporating this technology to achieve market acceptance could have an adverse effect on our business.

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
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended June 30, 2006, shipments to Microtek, Innotech, World Peace and Weikeng Industrial, all of whom are distributors, generated 18.2%, 14.2%, 11.3% and 10.6% of our revenue. For the six months ended June 30, 2006, shipments to Microtek, World Peace, Innotech and Weikeng Industrial, all of whom are distributors, generated 17.3%, 14.7%, 10.8% and 10.4% of our revenue. For the three months ended June 30, 2005, shipments to World Peace International generated 19.0% of our revenue, and shipments to Microtek generated 10.0% of our revenue. For the six months ended June 30, 2005, shipments to World Peace International generated 19.0% of our revenue, and shipments to Microtek generated 10.0% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:
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
     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 54.6% and 56.6% of our revenue for the three and six months ended June 30, 2006, respectively. Distributors generated 50.0% and 49.0% of our revenue for the three and six months ended June 30, 2005, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:
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
     Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions. In 2001, we completed the acquisitions of CMD Technology Inc (CMD) and Silicon Communiciation Lab, Inc (SCL). In April 2003, we acquired Transwarp Networks, Inc. (TransWarp). We may acquire additional companies or technologies. Acquisitions involve numerous risks, including, but not limited to, the following:
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
     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. In the three and six months ended June 30 2006, approximately 75.2% and 73.6%, respectively, of our total revenue were generated from customers and distributors located outside of the United States, primarily in Asia. In the three and six months ended June 30 2005, approximately 71.0% and 71.0%, respectively, of our total revenue were generated from customers and distributors located outside of the United States, primarily in Asia.
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

     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that we and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against us, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint by the court established deadline of July 21, 2006. Defendants’ response to that complaint is currently due to be filed on or before September 1, 2006.
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
     The case was remanded to the district court, where the parties subsequently agreed to a stipulated order whereby the funds held by the district court were transferred to Silicon Image, under restrictions, until appeals are exhausted. On July 19, 2005 the court sent $6.8 million to Silicon Image, which was deposited in a segregated account, as required by court order. The funds were recorded as restricted funds included with long-term liabilities in our consolidated balance sheet as of December 31, 2005. These funds and the related interest earned of $0.3 million were no longer restricted and were included with current liabilities in the accompanying consolidated balance sheet as of June 30, 2006. Pursuant to the district court’s order, the Company was not entitled to withdraw, encumber or take control of the funds until ten business days after issuance of a mandate from the Federal Circuit. On July 22, 2005, based on the stipulated order, the court dismissed the case with prejudice. Genesis filed a renewed appeal to the Federal Circuit, asserting among other things that the district court erred in its interpretation of the MOU, that the MOU (as interpreted by the court) constitutes patent misuse, and that the district court erred in construing certain claim terms in the asserted patents. After a full briefing by the parties, oral argument was heard at the Federal Circuit on April 5, 2006 and on April 6, 2006 the Federal Circuit issued a per curiam ruling, affirming the district court’s decision in all regards. Genesis did not seek a rehearing by the Federal Circuit, and the Federal Circuit’s mandate issued on April 27, 2006. Genesis declined to petition the United States Supreme Court for review, and the legal action is now terminated. The parties are discussing resolution of various related issues, and recognition of the funds received in the settlement is deferred pending these discussions.
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
     Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the three and six months ended June 30, 2006, customers and distributors located in Taiwan generated 20.6% and 22.6% of our revenue, respectively. For the three and six months ended June 30, 2005, customers and distributors located in Taiwan generated 25.8% and 25.7% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2006 Annual Meeting of Stockholders on May 23, 2006. The first matter voted upon at the meeting was the election of two Class I directors to serve until the 2009 Annual Meeting of Stockholders. At the meeting, Peter Hanelt and William George were elected as Class I directors, in an uncontested election, by the following vote:

	Shares	Shares	Shares	Shares	Broker
Name	For	Against	Abstaining	Withheld	Non-Votes
Peter Hanelt	71,767,559	—	—	1,123,431	—
William George	71,773,069			1,117,921

     Our board of directors consists of seven members and is divided into three classes, with each class serving staggered three-year terms. The term of the Class II directors, currently David Hodges, Massood Jabbar and John Hodge, will expire at the 2007 Annual Meeting of Stockholders, and the term of the Class III directors, who are currently Steve Tirado and William Raduchel, will expire at the 2008 Annual Meeting of Stockholders.
     The second matter voted upon at the meeting was the ratification of the appointment of Deloitte & Touche LLP as Silicon Image’s independent registered public accounting firm for the fiscal year ending December 31, 2006. At the meeting, the appointment of Deloitte & Touche LLP as independent accountants was ratified by the following vote:

	Shares	Shares	Shares	Broker
Shares For	Against	Abstaining	Withheld	Non-Votes
72,765,307	74,249	51,434	—	—
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
(a) Exhibits

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2006	Silicon Image, Inc.
/s/ Robert R Freeman
Robert R Freeman
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.