Form 10-Q
period 2006-09-30
SILICON IMAGE INC
filed 2006-11-14
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large Accelerated Filer ☐                      Accelerated Filer ☑                      Non-Accelerated ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, there were 85,400,454 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Nine Months Ended
September 30, 2006

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$40,322	$77,877
Short-term investments	195,468	73,685
Accounts receivable, net of allowances for doubtful accounts of $214 in 2006 and $417 in 2005	32,004	30,141
Inventories, net	19,619	17,072
Prepaid expenses and other current assets	4,365	3,037

Total current assets	291,778	201,812

Property and equipment, net	16,265	9,613
Goodwill	13,021	13,021
Intangible assets, net	171	585
Other assets	1,216	7,990

Total assets	$322,451	$233,021

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,085	$13,372
Accrued liabilities	19,351	13,952
Deferred license revenue	5,026	8,283
Debt obligations and capital leases	59	230
Deferred margin on sales to distributors	18,944	13,771
Deferred patent infringement proceeds (See Note 7)	11,182	—

Current liabilities	70,647	49,608

Other long-term liabilities	1,066	6,867

Total liabilities	71,713	56,475

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Common stock	86	80
Additional paid-in capital	358,145	307,149
Unearned stock compensation	—	(6,742)
Accumulated deficit	(107,237)	(123,429)
Accumulated other comprehensive loss	(256)	(512)

Total stockholders’ equity	250,738	176,546

Total liabilities and stockholders’ equity	$322,451	$233,021

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product	$69,149	$50,443	$184,096	$138,574
Development, licensing and royalties	9,178	5,559	23,909	12,469

Total revenue	78,327	56,002	208,005	151,043

Cost of revenue and operating expenses:
Cost of revenue (1)	32,721	20,868	87,854	57,360
Research and development (2)	16,866	12,309	47,611	32,334
Selling, general and administrative (3)	17,472	7,754	49,496	20,580
Amortization of intangible assets	78	274	430	822

Total cost of revenue and operating expenses	67,137	41,205	185,391	111,096

Income from operations	11,190	14,797	22,614	39,947
Interest income and other, net	2,623	908	6,181	2,167
Gain on investment security	—	—	—	1,263

Income before provision for income taxes	13,813	15,705	28,795	43,377
Provision for income taxes	5,771	5,802	12,603	6,380

Net income	$8,042	$9,903	$16,192	$36,997

Net income per share — basic	$0.10	$0.12	$0.19	$0.47

Net income per share — diluted	$0.09	$0.12	$0.18	$0.44

Weighted average shares — basic	83,439	79,736	83,424	79,211
Weighted average shares — diluted	87,433	84,051	87,577	84,984

(1) Includes stock compensation expense (benefit)	$772	$(252)	$1,954	$(1,408)
(2) Includes stock compensation expense (benefit)	3,781	(655)	9,393	(4,346)
(3) Includes stock compensation expense (benefit)	4,073	(540)	11,113	(3,719)

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$16,192	$36,997
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,045	4,611
Amortization of intangible assets	429	823
Provision for doubtful accounts	(2)	194
Stock compensation expense (benefit)	22,460	(9,473)
Tax benefits from equity-based compensation plans	12,866	5,322
Excess tax benefits from equity-based compensation plans	(8,556)	—
Amortization of investment premium	(322)	—
Gain on investment security	—	(1,263)
Realized loss on investments	7	45
Loss on disposal of property and equipment	10
Changes in assets and liabilities:
Accounts receivable	(1,861)	(8,430)
Inventories	(2,547)	490
Prepaid expenses and other assets	13	(214)
Accounts payable	786	6,143
Accrued liabilities and deferred license revenue	(2,063)	734
Patent infringement proceeds (see Note 7)	4,216	—
Deferred margin on sales to distributors	5,174	1,268

Cash provided by operating activities	51,847	37,247
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	65,280	57,193
Purchases of short-term investments	(186,493)	(94,560)
Purchases of property and equipment	(5,958)	(4,612)
Release of restriction on cash received in conjunction with resolution of litigation (see Note 7)	6,966	—

Cash used in investing activities	(120,205)	(41,979)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	22,418	10,236
Excess tax benefits from equity-based compensation plans	8,556	—
Repayments of debt and capital lease obligations	(171)	(125)

Cash provided by financing activities	30,803	10,111

Net increase (decrease) in cash and cash equivalents	(37,555)	5,379
Cash and cash equivalents — beginning of period	77,877	23,280

Cash and cash equivalents — end of period	$40,322	$28,659

Supplemental cash flow information:
Cash payment for interest	$9	$—

Cash payment for income taxes	927	306

Unrealized gain/(loss) on investment security	551	—

Property and equipment purchased but not paid for	3,213	—

Intangibles purchased not paid for	15	—

Increase in restricted cash and related long-term liability associated with ongoing litigation	$—	$6,811

     See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(unaudited)
1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. and its subsidiaries (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2005 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of September 30, 2006, the related consolidated statements of income for the three and nine months ended September 30, 2006 and 2005, and the related consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 are not necessarily indicative of future operating results to be expected for the fiscal year ended December 31, 2006.
2. Recent Accounting Pronouncements
     In September, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement also requires expanded disclosures on the inputs used to measure fair value, and for recurring fair value measurements using unobservable inputs, which affects the earnings for the period. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. The Company is currently assessing the impact of adopting this Statement but does not expect that it will have a material effect on our consolidated financial position or results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. We will decide on a policy for interest and penalty classification by the end of 2006 and adopt the Interpretation beginning with our fiscal year 2007. The Company is currently assessing the impact of adopting FIN 48.

3. Stock-Based Compensation
     In September 1995, our Board of Directors adopted the 1995 Equity Incentive Plan (the “1995 Plan”), which provides for the granting of incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, directors and consultants. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of our common stock on the date of grant for ISOs and NSOs, respectively. In September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. We have the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest.
     In July 1999, our Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”). In October 1999, the 1999 Plan became the successor to the 1995 Plan and was changed to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan is increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the immediately preceding December 31, until the expiration of the 1999 plan.
     In June and July 2001, in connection with our acquisitions of CMD Technology Inc. (CMD) and Silicon Communication Lab, Inc. (SCL), we assumed all outstanding options and options available for future issuance under the CMD 1999 Stock Incentive Plan and the SCL 1999 Stock Option Plan. In April 2004, in connection with our acquisition of TransWarp Networks, Inc. (TransWarp), we assumed all outstanding options and options available for future issuance under the TransWarp Stock Option Plan. The terms of such plans are very similar to those of the 1999 Plan. Our assumption of the CMD, SCL and TransWarp plans and the outstanding options under such plans did not require the approval of, and was not approved by, our stockholders.
     Options granted under all stock option plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years and generally vest annually as to 25% of the shares subject to the options, although stock option grants to members of our Board of Directors vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved.
     Under our stock plans, we may grant options to purchase up to 5.3 million shares of common stock.
     Non-plan options
     There were no non-plan options granted during the nine months ended September 30, 2006. All non-plan options generally have exercise prices equal to the fair market value on the date of grant, have vesting periods ranging from four to five years, and expire in ten years. Our non-plan option grants did not require the approval of, and were not approved by, our stockholders.
     1999 Employee Stock Purchase Plan
     Our 1999 Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of each two-year offering period (which two-year offering period consists of four six-month purchase periods) or on the last day of the applicable six-month offering purchase period. At September 30, 2006, there were 1.7 million shares of our common stock reserved for future issuance under the ESPP.
Adoption of SFAS No. 123R
     Prior to 2006, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations and provided the pro forma disclosures as required by SFAS No. 123 (SFAS 123) Accounting for Stock-based Compensation. The ESPP qualified as a non-compensatory plan under APB 25, therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123, Share-Based Payment, (SFAS No. 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, the ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards . Had we not adopted SFAS 123R, our income before income taxes for the three and nine months ended September 30, 2006 would have increased by $6.3 million and $16.7 million, respectively, and our net income would have increased by $3.7 million and $9.9 million, respectively. Basic net income per share for the three and nine months ended September 30, 2006 would have increased by $0.04 and $0.12, and diluted net income per share would have increased by $0.04 and $0.11, respectively. For the nine months ended September 30, 2006, cash provided by operating activities would have increased by $8.6 million and cash provided by financing activities would have decreased by $8.6 million related to excess tax benefits from equity-based compensation plans during the period had we not adopted SFAS 123R.
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
     Expected Volatility—Our computation of expected volatility for the three and nine month periods ended September 30, 2006 is based on historical volatility.
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
     In connection with the adoption of SFAS No. 123R, we reassessed the valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123R, SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Employee stock option plans:
Expected life in years	5.0	5.0	5.0	5.0
Expected volatility	84%	90%	88%	90%
Risk-free interest rate	4.7%	4.2%	4.7%	4.1%
Expected dividends	none	none	none	none
Weighted average fair value	$7.65	$7.37	$7.31	$9.33

Employee Stock Purchase Plan:
Expected life in years	1.3	1.4	1.3	1.4
Expected volatility	59%	66%	58%	71%
Risk-free interest rate	5.1%	3.2%	4.9%	2.9%
Expected dividends	none	none	none	none
Weighted average fair value	$4.18	$4.55	$4.41	$4.30

Stock Compensation Expense
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of sales	$772	$1,954
Research and development	3,781	9,393
Selling, general and administrative	4,073	11,113
Income tax effect	(189)	(235)

	$8,437	$22,225

     There was no stock-based compensation cost capitalized as part of inventory in 2006. As required by SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
     At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $52.5 million, after estimated forfeitures. This cost will generally be recognized on a straight-line basis over an estimated weighted-average period of approximately 2.5 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.
     At September 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $2.1 million. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.3 years.
     Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS No. 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of the tax deductions from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. For the nine months ended September 30 2006, we recorded $8.6 million of excess tax benefits from equity-based compensation plans as a financing cash inflow.
Stock Options and Awards Activity
     The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts):

			Weighted Average
			Remaining
		Weighted Average	Contractual Term in	Aggregate Intrinsic
	Number of Shares	Exercise Price	Years	Value
Outstanding at December 31, 2005	20,684	$7.98
Granted	2,193	10.29
Exercised	(3,716)	4.98
Forfeitures and cancellations	(1,056)	11.32

Outstanding at September 30, 2006	18,105	$8.68	6.92	$82,119

Vested and expected to vest at September 30, 2006	17,398	$8.60	0.52	$80,250

Exercisable at September 30, 2006	10,026	$7.56	5.87	$56,880

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock that were in-the-money at September 30, 2006. The aggregate intrinsic value of options exercised under our stock option plans was $15.9 million and $20.6 million, determined as of the date of option exercise during the three and nine months ended September 30, 2006, respectively.

Pro-forma Disclosures
     Prior to the adoption of SFAS 123R, as required by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, the following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income — as reported	$9,903	$36,997
Stock-based employee compensation benefit included in the determination of net income as reported, net of taxes	(1,767)	(9,998)
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(5,379)	(16,217)

Pro forma net income	$2,757	$10,782

Earnings per share:
Basic — as reported	$0.12	$0.47
Basic — pro forma	$0.03	0.14
Diluted — as reported	0.12	0.44
Diluted — pro forma	0.03	0.13
For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.
4. Comprehensive income
     The components of comprehensive income, net of related taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$8,042	$9,903	$16,192	$36,997
Change in unrealized value on investments	321	(198)	327	(3,322)

Total comprehensive income	$8,363	$9,705	$16,519	$33,675

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$8,042	$9,903	$16,192	$36,997

Weighted average shares	83,439	79,938	83,424	79,433
Unvested common shares subject to repurchase	—	(202)	—	(222)

Weighted average shares — basic	83,439	79,736	83,424	79,211

Weighted average shares — diluted	87,433	84,051	87,577	84,984

Net income per share — basic	$0.10	$0.12	$0.19	$0.47
Net income per share — diluted	$0.09	$0.12	$0.18	$0.44

     The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average common shares for basic net income per share	83,439	79,736	83,424	79,211
Weighted-average dilutive stock options outstanding under the treasury stock method	3,994	4,113	4,153	5,551
Unvested common shares subject to repurchase	—	202	—	222

Total	87,433	84,051	87,577	84,984

6. Balance Sheet Components

	September 30,	December 31,
	2006	2005
	(in thousands)
Inventories:
Raw materials	$1,970	$3,123
Work in process	3,458	4,511
Finished goods	14,191	9,438

Total inventories	$19,619	$17,072

Property and equipment
Computers and software	$21,029	$16,669
Equipment	23,185	16,601
Furniture and fixtures	2,893	2,259

	47,107	35,529

Less: accumulated depreciation	(30,842)	(25,916)

Total property and equipment, net	$16,265	$9,613

Accrued liabilities:
Accrued payroll and related expenses	$4,701	$4,738
Restructuring accrual	—	25
Accrued legal fees	744	490
Warranty accrual	366	382
Bonus accrual	5,099	2,615
Other accrued liabilities	8,441	5,702

Total accrued liabilities	$19,351	$13,952

     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Warranty accrual activity was as follows (in thousands):

2006
Balance at January 1	$382
Provision for warranties issued during the period	17
Cash and other settlements made during the period	(33)

Balance at September 30	$366

7. Commitments and Contingencies
     In 2001, we filed a suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our patents. In December 2002, the parties entered into an agreement that apparently settled the case. The agreement was reflected in a Memorandum of Understanding (MOU), which contemplated, among other things, the execution of a more detailed “definitive agreement” by December 31, 2002. Disputes arose, however, regarding the interpretation of certain terms of the MOU, and the parties were unable to conclude a definitive agreement. The parties’ disputes were brought before the court, and after further court proceedings, on April 6, 2006 the Federal Circuit issued a per curiam ruling affirming the district court’s decision that the MOU constituted a binding settlement agreement, and that our interpretation of the MOU was correct. The legal action is now terminated. The parties are discussing resolution of various related issues, and recognition of the funds received in the settlement is deferred pending these discussions. On July 19, 2005 we received, as part of the settlement, $7.0 million. These funds were restricted by the court at the time of receipt and were included with long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2005. This restriction was lifted as of the second quarter 2006 and the amount is disclosed as a current liability in the accompanying condensed consolidated balance sheet as of September 30, 2006. Subsequently on July 25, 2006, we received approximately $4.2 million which reflected the remainder of the fixed payments specified under the MOU, plus interest, and royalties on product sales through March 31, 2006. The total amount received through September 30, 2006 of $11.2 million is disclosed as a current liability in the accompanying condensed consolidated balance sheet as of that date.
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
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and plaintiffs filed an opposition to that motion on November 1, 2006. Defendants’ reply to plaintiffs’ opposition is due to be filed on or before December 1, 2006. The motion to dismiss is currently scheduled to be heard on January 5, 2007.
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
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table represents our future minimum payments under our operating leases, debt, inventory purchase and minimum royalty obligations outstanding at September 30, 2006 (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$40	$40	$—	$—	$—
Operating lease obligations	14,429	4,720	6,022	3,687	—
Inventory purchase obligations	10,964	10,964	—	—	—
Minimum royalty obligation	125	100	25	—	—

Total contractual obligations	$25,558	$15,824	$6,047	$3,687	$—

8. Customer and Geographic Information
     Revenue by geographic area, including development, licensing and royalty revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Taiwan	$14,895	$12,398	$44,187	$36,853
Japan	30,294	14,359	69,727	30,410
United States	14,371	14,645	40,450	41,999
Korea	6,744	5,942	18,110	14,159
Hong Kong	3,042	1,854	7,516	4,973
Other	8,981	6,804	28,015	22,649

Total revenue	$78,327	$56,002	$208,005	$151,043

     Revenue by product line, including development, licensing and royalty revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consumer Electronics	$54,265	$34,127	$137,874	$82,162
Personal Computer	14,462	12,168	37,968	36,137
Storage	9,600	9,707	32,163	32,744

Total revenue	$78,327	$56,002	$208,005	$151,043

     For the three months ended September 30, 2006, three customers each generated 18.2%, 16.9% and 10.2% of our revenue, respectively. For the nine months ended September 30, 2006, three customers each generated 17.2%, 13.6% and 13.0% of our revenue, respectively. At September 30, 2006, three customers each represented 21.9%, 13.7%, and 11.3% of gross accounts receivable respectively.
     For the three months ended September 30, 2005, three customers generated 15.2%, 12.2% and 11.6% of our revenue, respectively. For the nine months ended September 30, 2005, three customers generated 17.3%, 10.9% and 10.2% of our revenue respectively. At September 30, 2005, one customer represented 15.9% of gross accounts receivable.
     For each period presented, substantially all long-lived assets were located within the United States.
     We operate in a single segment and do not track cost of sales information by product line. Accordingly, only revenue by product line is presented above.
9. Provision for income taxes
     For the three and nine months ended September 30, 2006, we recorded a provision for income taxes of $5.8 million and $12.6 million, respectively. The effective tax rate for the three and nine months ended September 30, 2006 was 41.8% and 43.8% respectively. The effective tax rate is based on projected taxable income for 2006, plus certain discrete expenses for foreign withholding taxes paid, less discrete benefits associated with certain stock option transactions in the relevant periods. The effective tax rate takes into account the fact that a portion of the expected benefit associated with the use of net operating loss and research credit carryforwards relates to stock option transactions and other discrete items in the tax provision, the benefit of which will not reduce the income tax provision and instead will be recorded as a credit to additional paid-in capital when recognized.
     We provided a valuation allowance of $52.3 million as of December 31, 2005 on 100% of the net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. We continue to maintain a full valuation allowance at September 30, 2006 due principally to the uncertainty regarding future taxable income. We also continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that the deferred tax assets will be recovered and, accordingly, reverse the valuation allowance, we expect that the effect of the reversal will principally be a credit to additional paid-in capital.
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
     In February 2005, we sold approximately 23,600 shares of our investment in Leadis at prices ranging from $7.40 to $7.50. These shares related to the warrant shares and consequently in connection with this sale, we recorded a loss of approximately $120,000 for the three-month period ended March 31, 2005. During the three month period ended June 30, 2005, we sold the remainder of our holding in Leadis at prices ranging from $5.38 to $6.06, and recorded a net realized gain of approximately $1.4 million, which resulted in a net gain of approximately $1.3 million for the nine month period ended September 30, 2005.
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

     The related party transactions with Sunplus and Synerchip and its related subsidiaries and affiliates through the nine month periods ended September 30, 2006 and September 30, 2005 (which in the case of the nine month period ended September 30, 2006 consist of transactions occurring this year on or before March 24, 2006) are described below:
     Silicon Image paid $363,000 and $1.6 million to Sunplus for purchases of integrated semiconductors for the nine month period ended September 30, 2006 and September 30, 2005, respectively.
     Silicon Image paid $221,000 and $0 to Synerchip for purchases of integrated semiconductors for the nine month period ended September 30, 2006 and September 30, 2005, respectively.
     In March 2002, Silicon Image and Sunplus entered into a five-year Technology License Agreement pursuant to which Sunplus licensed certain LVDS receiver technology from Silicon Image. In connection with this agreement, Sunplus has paid $132,000 and $180,000 to Silicon Image in related royalty fees for the nine month period ended September 30, 2006 and September 30, 2005, respectively.
     In June 2003, Silicon Image and Sunplus entered into a three-year Strategic Relationship Agreement for joint manufacturing, marketing, selling and distribution of certain semiconductors. In connection with this agreement, Sunplus paid annual subscription fees to Silicon Image in the amounts of $50,000 and $150,000 for the nine month period ended September 30, 2006 and September 30, 2005 respectively.
12. Subsequent Events
     We announced on October 31, 2006, that we had previously initiated a voluntary internal review of our historical stock option compensation practices. The Audit Committee of our Board of Directors is currently overseeing the internal review. Subsequent to our initiation of this review, we received written notice from the SEC that it is conducting an informal inquiry into the Company’s option-granting practices during the period January 1, 2004 through October 31, 2006. We intend to cooperate fully with the SEC.
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
Overview
     Silicon Image, Inc. is a leader in driving the architecture and semiconductor implementations for the secure storage, distribution and presentation of high-definition content. Silicon Image offers robust, high-bandwidth semiconductors in the global personal computer/display, consumer electronics and storage markets based on its innovative digital interconnect technology.
     Silicon Image creates and drives industry standards for digital content delivery such as Digital Visual Interface (DVI), High-Definition Multimedia Interface ™ (HDMI ™ ), Unified Display Interface (UDI) and Serial Advanced Technology Attachment (SATA), leveraging strategic partnerships with global leaders in consumer electronics and personal computing.
     Silicon Image’s strategy entails establishing industry-standard, high-speed digital interfaces and building market momentum and leadership through its first-to-market, standards-based integrated circuit (IC) products. The Company broadens market adoption of the

DVI, HDMI, UDI and SATA interfaces through a variety of activities including licensing its proven intellectual property (IP) cores to companies providing advanced system-on-a-chip (SoC) solutions that incorporate these interfaces.
     In the consumer electronics (CE) market, our VastLane ™ HDMI and DVI products offer a secure interface for transmission of digital video and audio to consumer devices, such as digital TVs, HDTVs, A/V receivers, set-top boxes (STBs) and DVD players. Leveraging our core technology and standards-setting expertise, we are a leading force in advancing the adoption of HDMI, the digital audio and video interface standard for the CE market. Introduced in 2003 by Silicon Image and several other leading CE companies, HDMI enables the distribution of uncompressed, high-definition video and multi-channel audio in a single, all-digital interface that dramatically improves quality and simplifies cabling. Our HDMI technology is marketed under the VastLane brand and includes High-bandwidth Digital Content Protection (HDCP), which is supported by some Hollywood studios as the technology of choice for the secure distribution of premium content over uncompressed digital connections. In addition, our wholly-owned subsidiary Simplay Labs, LLC operates and markets the Simplay HD ™ Testing Program, which is designed to educate retailers and consumers on the benefits of having the digital entertainment devices they sell and purchase tested for compliance with HD content delivery specifications including HDMI and HDCP. We shipped the first HDMI-compliant silicon to the market and currently remain the market leader for HDMI functionality, with more than 51 million units shipped to date, including shipment of the industry’s first version 1.3 compliant integrated circuit. Products sold into the CE market have been increasing as a percentage of our total revenue and generated 61.0% and 58.5% of our total revenue for the three and nine months ended September 30, 2006, respectively, compared to 55.8% and 50.3% of our total revenue for the same periods in 2005, respectively. Demand for our CE products will be driven primarily by the adoption rate of the HDMI standard by CE manufacturers, and to a lesser extent by PC manufacturers.
     On June 22, 2006, the seven HDMI Founder companies (Hitachi, Ltd., Matsushita Electric Industrial Co., Ltd. (Panasonic), Royal Philips Electronics, Silicon Image, Inc., Sony Corp., Thomson, Inc. and Toshiba Corp.) released HDMI 1.3, a major enhancement of the HDMI specification, the de facto standard digital interface for high definition consumer electronics. We anticipate that HDMI 1.3 will enable the next generation of HDTVs, personal computers (PCs) and DVD players to transmit and display content with unprecedented vividness and accuracy.
     The HDMI 1.3 specification more than doubles HDMI’s bandwidth and adds support for a broader color space technology, “Deep Color”, new digital audio formats, automatic audio/video synching capability (“lip sync”), and an optional smaller connector for use with personal photo and video devices. The update reflects the determination of the HDMI founders to ensure that HDMI continues evolving ahead of future consumer demands.
     HDMI 1.3 was released at a time of strong momentum for the HDMI standard. Over 450 makers of CE and PC products worldwide have adopted HDMI. According to market researcher In-Stat, approximately 60 million devices featuring HDMI are expected to ship in 2006. During the third quarter 2006, Silicon Image introduced and is shipping the industry’s first HDMI version 1.3 integrated circuits.
     In the global PC market, we are a leader with our innovative digital interconnect technology, which enables an all-digital connection between PC host systems, such as PC motherboards, graphics add-in boards and notebook PCs and digital displays such as LCD monitors, plasma displays and projectors. Products sold into the PC market generated 17.8% and 17.5% of our total revenue for the three and nine months ended September 30, 2006, respectively, compared to 20.9% and 23.4% of our total revenue for the same periods of 2005. Our PC business continues to see growth potential for DVI and HDMI on new PC systems. HDMI has been announced on several new notebooks, media PCs and graphics cards.
     In the storage market, we have assumed a leading market share in SATA, the high-bandwidth, point-to-point interface that is replacing Parallel Advanced Technology Attachment (PATA). We are a leading supplier of discrete SATA devices. Our SATALink-branded solutions offer advanced features and capabilities such as native command queuing, port multiplier capability and Advanced Technology Attachment Packet Interface (ATAPI) support. We continue to supply high-performance, low-power fibre channel serializer/deserializers (SerDes) to leading switch manufacturers. In 2004, we shipped our first products based on the SteelVine™ storage architecture that is expected to serve the storage needs of the of the home consumer and CE markets with a system- on-a-chip implementation that includes a high-speed switch, a custom designed dual instruction RISC (reduced instruction set computer) micro-processor, firmware and the SATA interface, among other features. During the third quarter of 2006, we also announced our family of next generation SteelVine™ storage processors. These processors are targeted for PC motherboards, home external storage enclosures and Personal Video Recorders external storage. Key features include our patent-pending hot-plug and storage cascading as well as support for the USB 2.0 host interface advanced data protection with drive locking and single button backup. Products sold into the storage market, as a percentage of our total revenue, generated 9.5% and 12.5% of our total revenue for the three and nine months ended September 30, 2006, respectively, compared to 13.4% and 18.1% of our total revenue for the same periods of 2005, respectively. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine architecture, and the extent to which SATA functionality is integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary.
     Further, leveraging our IP portfolio, we broaden market adoption of the HDMI, DVI and SATA interfaces by licensing our proven IP cores to companies interested in promoting products complementary to our own. Licensing, in addition to creating revenue and return on engineering investment in market segments we choose not to address, creates products complementary to our own that expand the markets for our products and help to improve industry wide interoperability. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgment. Revenue from development for licensees, licensing and royalties accounted for 11.7% and 11.5% of our total revenue in the three and nine months ended September 30, 2006 compared to 9.9% and 8.3% of our total revenue for the same periods in 2005, respectively. License revenue has been uneven and unpredictable over time, and is expected to continue to be uneven and unpredictable for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter.
Concentrations, Commitments and Contingencies
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 59.5% and 58.4% of our total revenue for the three and nine months ended September 30, 2006, respectively, compared to 56.6% and 52.6% of our total revenue for the same periods of 2005, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many original equipment manufacturers (OEM’s) rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. For the three and nine months ended September 30, 2006, 46.6% and 52.8% of our total revenue, respectively, was generated through distributors, compared to 50.9% and 49.9% in the comparable periods of 2005, respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.
     A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 75.0% and 74.1% of our total revenue in the three and nine months ended September 30, 2006, respectively, compared to 69.1% and 66.9% for the same periods of 2005, respectively. The reason for the geographical concentration in Asia is that most of our products are part of flat panel TVs, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.
     Our commitments and contingencies at September 30, 2006, are presented in Note 7 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

Results of Operations
REVENUE

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$69,149	$50,443	37.1%	$184,096	$138,574	32.9%
Development, licensing and royalty revenue	9,178	5,559	65.1%	23,909	12,469	91.7%

Total revenue	$78,327	$56,002	39.9%	$208,005	$151,043	37.7%

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics (1)	$54,265	$34,127	59.0%	$137,874	$82,162	67.8%
Personal Computers (1)	$14,462	12,169	18.8%	$37,968	36,137	5.1%
Storage (1)	$9,600	9,706	-1.1%	$32,163	32,744	-1.8%

Total revenue	$78,327	$56,002	39.9%	$208,005	$151,043	37.7%

(1) Includes development, licensing and royalty revenue
     As noted in the table above, total revenue for the three months ended September 30, 2006, increased primarily as a result of increased CE and PC revenues, which were partially offset by lower sales of our storage products. The increase in CE revenue was due to continued strong demand for our HDMI receivers for use in various devices including high definition plasma and LCD televisions as well as an increase in our transmitters used in DVD, AV receivers and STBs offset by a slight decline in average selling prices. The increase in PC revenue was due to growing DVI and HDMI adoption in the PC market, offset by a slight decline in average selling prices. The decrease in storage revenue is primarily the result of changes in product mix as we shifted from SATA to a newer generation of product mix. Development, licensing and royalty revenues increased as a result of the timing of recognition of revenue development and licensing arrangements and increased HDMI fees.
     For the nine month period ended September 30, 2006, the increase in total revenue was attributable to increased CE and PC revenue slightly offset by lower sales of our storage products. The increase in CE revenue was due to continued strong demand for our HDMI receivers for use in various devices including high definition plasma and LCD televisions as well as an increase in our transmitters used in DVD, AV receivers, STBs and game consoles. The increase in PC revenue was due to growing DVI and HDMI adoption in the PC market. The primary reason for the decrease in storage revenue was weaker demand of our SATA products as they reached end of life as anticipated, particularly in the first quarter of 2006 and the phase out of our PATA products as the market moves from PATA to SATA based hard disk drives. Development, licensing and royalty revenues increased as a result of the timing of revenue recognition on certain development and licensing arrangements and increased HDMI fees.

COST OF REVENUE AND GROSS PROFIT

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue (1)	$32,721	$20,868	$11,853	$87,854	$57,360	$30,494
Total gross profit	$45,606	$35,134	$10,472	$120,151	$93,683	$26,468
Gross profit margin	58.2%	62.7%		57.8%	62.0%

(1) Includes stock compensation expense (benefit)	$772	$(252)		$1,954	$(1,408)
     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, license development costs, as well as other related overhead costs relating to the aforementioned costs including stock compensation expense (benefit). The $11.9 million and $30.5 million increase in cost of revenue for three months and nine months ended September 30, 2006 respectively, over the comparable period of 2005 was primarily due to increased unit volume associated with higher product revenue and associated overhead expense including higher compensation expense resulting from increased staffing and higher depreciation expense as a result of the addition of production and testing equipment. Stock compensation expense was $772,000 and $2.0 million in the three and nine months ended September 30, 2006, respectively, compared to a stock compensation benefit of ($252,000) and ($1.4) million for the same periods of 2005, respectively.
     Our gross profit margin of 58.2% for the three months ended September 30, 2006 decreased from 62.7% for the same period of 2005 primarily as a result of changes in product mix and decline in average selling prices in the third quarter of 2006. The decline is also the result of increase in stock compensation expense by $1.02 million. For the nine month period, the primary reason for the decrease in gross profit margin was the change in the product mix and lower average selling prices in the first nine months of 2006 compared to the same period in 2005. Furthermore, the $3.4.million increase in stock compensation expense in the nine months ended September 30, 2006 was a contributing factor to the reduction in the gross profit margin.
OPERATING EXPENSES

	Three months ended September 30,			Nine months ended September 30,
	2006	2005	Change	2006	2005	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$16,866	$12,309	37.0%	$47,611	$32,334	47.2%
Percentage of total revenue	21.5%	22.0%		22.9%	21.4%
Selling, general and administrative (2)	$17,472	$7,754	125.3%	$49,496	$20,580	140.5%
Percentage of total revenue	22.3%	13.8%		23.8%	13.6%
Amortization of intangible assets	$78	$274	-71.5%	$430	$822	-47.7%
Interest income and other, net	$2,623	$908	188.9%	$6,181	$2,167	185.2%
Gain from investment security	—	—		—	$1,263	-100.0%

(1) Includes stock compensation expense (benefit)	$3,781	$(655)		$9,393	$(4,346)
(2) Includes stock compensation expense (benefit)	$4,073	$(540)		$11,113	$(3,719)
     Research and Development (R&D). R&D expense consists primarily of employee compensation, including stock compensation expense (benefit), and other related costs, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expenses increased due to higher prototype expenses, higher compensation expense resulting from increased staffing and higher consulting payments made to outside consultants and contractors. In addition, R&D expenses increased due to increased stock compensation expense; of $3.8 million and $9.4 million, for the three and nine month periods ended September 30, 2006 respectively, compared to a stock compensation benefit of $0.7 million and $4.3 million for the three and nine month periods ended September 30, 2005 respectively. In each of the quarters ended September 30, 2006 and 2005, we recorded a credit to R&D expense for $0 and $1.5 million, respectively, for reimbursements received from customers related to non-recurring engineering contracts.
     Selling, General and Administrative (SG&A). SG&A expense consists primarily of employee compensation, including stock compensation expense (benefit), sales commissions, professional fees, marketing and promotional expenses. The increase in SG&A expense for the three months ended September 30, 2006, is primarily due to the stock compensation expense of $4.1 million compared to a benefit of $540,000 for the same period in 2005 and increased compensation expense resulting from increased staffing as well as consulting payments made to outside consultants and contractors. The increase in SG&A expense for the nine months ended September 30, 2006, is primarily due to stock compensation expense of $11.1 million compared to a stock compensation benefit of $3.7 million for the same period in 2005. In addition, the increased SG&A expenses were due to personnel expenses related to increased headcount and consulting payments made to outside consultants, as well as foreign expansion activities.
     Amortization of Intangible Assets. Amortization of intangible assets was $78,000 and $430,000, respectively, for the three and nine months ended September 30, 2006, respectively, pursuant to our acquisition of TransWarp Networks, Inc. (TransWarp) during the second quarter of 2003. These amounts were less than the $274,000 and $822,000 recorded in the comparable periods of 2005 as a large portion of the intangible assets became fully amortized in the first quarter of 2006.
     Restructuring. In March 2003, we reorganized parts of the marketing and product engineering activities of the Company into lines of business for PC, CE and storage products to enable us to better manage our long-term growth potential. The restructuring related severance and benefits payments are substantially complete. In December 2005, we renegotiated a lease for our Irvine, California facility, which was identified in our restructuring activities. This renegotiation provided for early termination. Accordingly, we recorded an expense recovery to the restructuring accrual with an offsetting reduction of our operating expenses for the year ended December 31, 2005. The following table presents restructuring activity for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	2006			2005
	Severance and	Leased		Severance and	Leased
	Benefits	Facilities	Total	Benefits	Facilities	Total
Balance as of January 1	$—	$25	$25	$32	$1,004	$1,036
Cash payments	—	(25)	(25)	—	(562)	(562)
Adjustment related to lease negotiation	—	—	—	—	(220)	(220)

Balance as of September 30	$—	$—	$—	$32	$222	$254

     Interest Income and other, net. The net amount of interest income and other, which principally includes interest income and interest expense, was $2.6 million and $6.2 million for the three and nine month ended September 30, 2006, respectively, compared to $908,000 and $2.2 million for the same periods of 2005. This increase was primarily due to higher interest income resulting from increase in average cash and investment balances and increase in interest rates in the periods ended September 30, 2006 than in the comparable periods of 2005.
     Gain from investment security. During the nine month period ended September 30, 2005, we recorded a net gain of $1.3 million, from the sale our holdings in Leadis Technology, Inc (Leadis). These holdings related to equity we acquired in a transaction with Leadis in 2001. As of June 30, 2005, we no longer had an equity interest in Leadis.
     Provision for income taxes.
     For the three and nine month periods ended September 30, 2006, we recorded a provision for income taxes of $5.8 million and $12.6 million, respectively, compared to $5.8 million and $6.4 million for the same periods of 2005, respectively. The effective tax rate for the three and nine month ended September 30, 2006 was 41.8% and 43.8%, respectively. The effective tax rate is based on projected taxable income for 2006, plus certain discrete expenses for foreign withholding taxes paid, less discrete benefits associated with certain stock option transactions in the relevant periods. The effective tax rate takes into account the fact that a portion of the expected benefit associated with the use of net operating loss and research credit carryforwards relates to stock option transactions and other discrete items in the tax provision, the benefit of which will not reduce the income tax provision but instead will be recorded as a credit to additional paid-in capital when recognized.
     We provided a valuation allowance of $52.3 million as of December 31, 2005 on 100% of the net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. We continue to maintain a full valuation allowance at September 30, 2006 due principally to the uncertainty regarding future taxable income. We continue to assess the recoverability of the deferred tax assets on an ongoing basis. If we subsequently conclude that it is more likely than not that the deferred tax assets will be recovered and, accordingly, reverse the valuation allowance, we expect that the effect of the reversal will principally be a credit to additional paid-in capital.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	September 30,	September 30,
	2006	2005	Change
	(dollars in thousands)

Total cash, cash equivalents and short-term investments	$235,790	$134,118	$101,672

Cash provided by operating activities	$51,847	$37,247	$14,600
Cash used in investing activities	(120,205)	(41,979)	(78,226)
Cash provided by financing activities	30,803	10,111	20,692

Net increase (decrease) in cash and cash equivalents	$(37,555)	$5,379	$(42,934)

     Cash, Cash Equivalents and Short-Term Investments
     Cash, cash equivalents and short-term investments were $235.8 million at September 30, 2006, an increase of $101.7 million from $134.1 million at September 30, 2005 primarily as a result of increased sales activities, $22.4 million proceeds in connection with funds received on the exercise of stock options and for purchases of stock by employees under the ESPP and $4.2 million in unrestricted proceeds from the Genesis patent litigation settlement.
     Operating Activities
     We generated $51.8 million in cash from operating activities in the nine months ended September 30, 2006 as compared to $37.2 million in the same period of 2005. The major components of operating cash flow were the stock compensation expense, increased deferred margin on distributor sales, receipt of $4.2 million in proceeds from Genesis in connection with the Genesis patent litigation settlement, and non-cash expenses such as depreciation, amortization, and increase in accrued expenses partially offset by the increases in accounts receivable, inventory and decreases in deferred revenue.
     Investing and Financing Activities
     We used $120.2 million in cash in our investing activities in the nine month period ended September 30, 2006 as compared to $42.0 million used in the same period of 2005. This use of cash resulted primarily from our purchases, net of the sale and maturity of short term investments of $121.2 million and our investment in property and equipment of $6 million, partially offset by the $7.0 million of unrestricted proceeds from the Genesis patent litigation settlement. We generated $30.8 million in our financing activities in the nine months from the exercise of stock options, proceeds from sales of shares under our employee stock purchase plan, and the increase in excess tax benefits from equity-based compensation plans. We generated $10.1 million from financing activities for the nine months ended September 30, 2005, primarily due to funds received on the exercise of stock options and for purchases of stock by employees under the ESPP.
     Contractual Obligations and Off Balance Sheet Arrangements
     Our contractual obligations and off balance sheet arrangements at September 30, 2006, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years is presented in Note 7 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
     Long —term liquidity
     Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next twelve months. We expect to continue to invest in property and equipment in the ordinary course of business. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenue, investments in inventory, property, plant and equipment and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available when we need them, or if available, we may not be able to obtain them on terms favorable to us.

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
Foreign Currency Exchange Risk
     All of our sales are denominated in U.S. dollars, and substantially all of our expenses are incurred in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. We currently do not enter into forward exchange contracts to hedge exposures denominated in foreign currencies and do not use derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in foreign currency exchange rates may impact our future operating results or cash flows as any such increases in our currency exchange rate may result in increased wafer, packaging, assembly or testing costs as well as ongoing operating activities in our foreign operations.
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
     For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in internal control over financial reporting in the tax accounting area discussed below, our disclosure controls and procedures, as of the end of the period covered by this report were not effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting during the third quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined under Rule 13a-15(f) of the Exchange Act), except as set forth below.
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

     Management and the Audit Committee intend to remediate the material weakness concerning income taxes described above, and have implemented the following actions during the first, second and third quarters of our 2006 fiscal year:
     1. Perform an extensive reconciliation of our income tax accounts.
     2. Utilize outside consultants to assist management in the analysis of complex tax accounting and disclosure matters.
     3. Address our staffing needs in the accounting and finance areas to ensure we have adequate technical tax expertise.
     We believe we are taking the steps necessary to remediate this material weakness relating to our accounting for income taxes processes, procedures and controls. However, certain of the corrective processes, procedures and controls relate to annual controls that cannot be tested until the preparation of our 2006 annual tax provision. Accordingly, we will continue to vigorously monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines are necessary.
Part II. Other Information
Item 1. Legal Proceedings
     In 2001, we filed a suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our patents. In December 2002, the parties entered into an agreement that apparently settled the case. The agreement was reflected in a Memorandum of Understanding (MOU), which contemplated, among other things, the execution of a more detailed “definitive agreement” by December 31, 2002. Disputes arose, however, regarding the interpretation of certain terms of the MOU, and the parties were unable to conclude a definitive agreement. The parties’ disputes were brought before the court, and after further court proceedings, on April 6, 2006 the Federal Circuit issued a per curiam ruling affirming the district court’s decision that the MOU constituted a binding settlement agreement, and that our interpretation of the MOU was correct. The legal action is now terminated. The parties are discussing resolution of various related issues, and recognition of the funds received in the settlement is deferred pending these discussions. On July 19, 2005 we received, as part of the settlement, $7.0 million. These funds were restricted by the court at the time of receipt and were included with long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2005. This restriction was lifted as of the second quarter 2006 and the amount is disclosed as a current liability in the accompanying condensed consolidated balance sheet as of September 30, 2006. Subsequently on July 25, 2006, we received approximately $4.2 million which reflected the remainder of the fixed payments specified under the MOU, plus interest, and royalties on product sales through March 31, 2006. The total amount received through September 30, 2006 of $11.2 million is disclosed as a current liability in the accompanying condensed consolidated balance sheet as of that date.
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
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and plaintiffs filed an opposition to that motion on November 1, 2006. Defendants’ reply to plaintiffs’ opposition is due to be filed on or before December 1, 2006. The motion to dismiss is currently scheduled to be heard on January 5, 2007.
     On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. We are fully cooperating with the SEC in this matter.
     We announced on October 31, 2006 that we had previously initiated a voluntary internal review of our historical stock option compensation practices. The Audit Committee of our Board of Directors is currently overseeing the internal review. Subsequent to our initiation of this review, we received written notice from the SEC that it is conducting an informal inquiry into the Company’s option-granting practices during the period January 1, 2004 through October 31, 2006. We intend to cooperate fully with the SEC.
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
Item 1A. Risk Factors
     A description of the risk factors associated with our business is set forth below. You should carefully consider the following risk factors, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. There have been no material changes in the following risk factors from the description previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than our addition of the risk factor marked with an asterisk (*) below.
     We operate in rapidly evolving markets, which makes it difficult to evaluate our future prospects.
     The revenue and income potential of our business and the markets we serve are early in their lifecycle and are difficult to predict. The DVI specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of CE and storage IC products in mid-to-late 2001. The preliminary SATA specification was first published in August 2001. The HDMI specification was first released in December 2002. Our SteelVine™ storage architecture was first released in September 2004. Moreover, there are standards such as DisplayPort in the market place which are competing with DVI and HDMI. DisplayPort is a new digital display interface standard being put forth by the VESA (Video Electronics Standards Association). It defines a new digital audio/video interconnect, intended to be used primarily between a computer and its display-monitor, or a computer and a home-theater system. Other new standards have been and in the future may be introduced from time to time which could impact our success. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.
     We have a history of losses and may not sustain profitability.
     For the three and nine months ended September 30, 2006, we had net income of $8.0 million and $16.2 million, respectively. For the year ended December 31, 2005, we generated net income of $49.5 million. However, prior to 2005, we incurred net losses in each fiscal year since our inception, including net losses of $0.3 million and $12.8 million for the years ended December 31, 2004 and 2003, respectively. Accordingly, we may not sustain profitability.

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
     • the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products; and
     • fluctuations in the price of our common stock, which drive a substantial portion of our non-cash stock compensation expense
     Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.
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
     • our ability to enter into licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;
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
     Our success in the CE market is largely dependent upon the rapid and widespread adoption of the HDMI specification, which combines high-definition video and multi-channel audio in one digital interface and uses our patented underlying transition-minimized differential signaling (TMDS®) technology, and optionally Intel’s HDCP technology, as the basis for the interface. Version 1.0 of the specification was published for adoption in December 2002, Version 1.1 of the specification was published for adoption in May 2004, and Versions 1.2 and 1.2a were published for adoption in August and December 2005, respectively. HDMI version 1.3 of the specification was published for adoption in June 22, 2006. We cannot predict the rate at which manufacturers will adopt the HDMI specification. Adoption of the HDMI specification may be affected by the availability of consumer products, such as DVD players and televisions, and of computer components that implement this new interface. Other competing specifications may also emerge that could adversely affect the acceptance of the HDMI specification. Delays in the widespread adoption of the HDMI specification could reduce acceptance of our products, limit or reduce our revenue growth and increase our losses.
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
     In the United States, the FCC issued its Plug and Play order in October 2003. In November 2003 and March 2004, these rules, known as the Plug & Play Final Rules (Plug & Play Rules), became effective. The Plug and Play Rules are relevant to DVI and HDMI with respect to high definition set-top boxes and the labeling of digital cable ready televisions. Regarding high-definition set-top boxes, the FCC stated that, as of July 1, 2005, all high definition set-top boxes acquired by cable operators for distribution to subscribers would need to include either a Digital Visual Interface (DVI) or High-Definition Multimedia Interface (HDMI) with HDCP. Regarding digital cable ready televisions, the FCC stated that a 720p or 1080i unidirectional digital cable television may not be labeled or marketed as digital cable ready unless it includes the following interfaces DVI or HDMI with HDCP according to a phase-in timetable. In the past, the FCC has made modifications to its rules and timetable for the digital television transition and it may do so in the future. We cannot predict whether these FCC rules will be amended prior to completion of the phase-in dates or that such phase-in dates will not be delayed. In addition, we cannot guarantee that the FCC will not in the future reverse these rules or adopt rules requiring or supporting different interface technologies, either of which would adversely affect our business.
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
     In addition, the HDMI founders recently decided to reduce the annual license fee payable by HDMI adopters from $15,000 to $10,000 per year effective on November 1, 2006 for new customers after that date in order to encourage more widespread adoption of HDMI. The annual license fees collected by our subsidiary HDMI Licensing, LLC are recognized as revenues by us. Accordingly, if there are not sufficient new adopters of HDMI to offset the reduction in the annual license fee payable per adopter, our revenues will be negatively impacted.
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
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended September 30, 2006, shipments to Innotech, Microtek, and World Peace, all of whom are distributors, generated 18.2%, 17.0% and 10.2%, respectively, of our revenue. For the nine months ended September 30, 2006, shipments to Microtek, Innotech and World Peace, all of whom are distributors, generated 17.2%, 13.6% and 13.0%, respectively, of our revenue. For the three months ended September 30, 2005, shipments to World Peace International generated 15.2% of our revenue, and shipments to Microtek generated 12.2% of our revenue. For the nine months ended September 30, 2005, shipments to World Peace International generated 17.3% of our revenue, and shipments to Microtek generated 10.9% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:
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
     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 46.6% and 52.8% of our revenue for the three and nine months ended September 30, 2006, respectively. Distributors generated 50.9% and 49.9% of our revenue for the three and nine months ended September 30, 2005, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:
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
     Since we have limited ability to forecast inventory levels at our end customers, it is possible that there may be significant build-up of inventories in the retail channel, with the OEM or the OEMs contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. This could adversely impact our revenues and profits.
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
     Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we develop new products and enter new markets is through acquisitions. In 2001, we completed the acquisitions of CMD Technology Inc. (CMD) and Silicon Communication Lab, Inc (SCL). In April 2003, we acquired Transwarp Networks, Inc. (TransWarp). We may acquire additional companies or technologies. Acquisitions involve numerous risks, including, but not limited to, the following:
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
     The semiconductor industry is characterized by significant downturns and wide fluctuations in supply and demand. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third-party suppliers. Production capacity for fabricated semiconductors is subject to allocation, whereby not all of our production requirements would be met. This may impact our ability to meet demand and could also increase our production costs. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions. Our financial performance has been and may in the future be, negatively impacted by downturns in the semiconductor industry. In a downturn situation, we may incur substantial losses if there is excess production capacity or excess inventory levels in the distribution channel.

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
     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. In the three and nine months ended September 30 2006, approximately 75.0% and 74.1%, respectively, of our total revenue were generated from customers and distributors located primarily in Asia. In the three and nine months ended September 30 2005, approximately 73.9% and 72.2%, respectively, of our total revenue were generated from customers and distributors located primarily in Asia.
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
     • susceptibility to interruptions of travel, including those due to international tensions (including the war in and presence of coalition troops in Iraq), medical issues such as the severe acute respiratory syndrome (SARS) and Avian Flu epidemics (particularly affecting the Asian markets we serve), and the financial instability and bankruptcy of major air carriers;
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
     Our participation in working groups for the development and promotion of industry standards in our target markets, including the Digital Visual Interface, HDMI, and UDI specifications, requires us to license some of our intellectual property, which may make it easier for others to compete with us in such markets.
     A key element of our business strategy includes participation in working groups to establish industry standards in our target markets, promote and enhance specifications, and develop and market products based on such specifications and future enhancements.
     We are a promoter of the Digital Display Working Group (DDWG), which published and promotes the DVI specification, a founder in the working group that develops and promotes the HDMI specification, and a promoter in the working group that develops and promotes the UDI specification. In connection with our participation in such working groups:
     • we must license for free specific elements of our intellectual property to others for use in implementing the DVI specification and we may license additional intellectual property for free as the DDWG promotes enhancements to the DVI specification;
     • we must license specific elements of our intellectual property to others for use in implementing the HDMI specification and we may license additional intellectual property as the HDMI founders group promotes enhancements to the HDMI specification; and
     • we have agreed to license specific elements of our intellectual property to other UDI promoters and third parties who execute an adopters agreement.
     Accordingly, certain companies that implement the DVI, HDMI and/or UDI specifications in their products can use specific elements of our intellectual property to compete with us, in certain cases for free. Although in the case of the HDMI specification, there are annual fees and royalties associated with the adopters agreements, there can be no assurance that such annual fees and royalties will adequately compensate us for having to license our intellectual property. Fees and royalties received during the early years of adoption of HDMI will be used to cover costs we incur to promote the HDMI standard and to develop and perform interoperability tests; in addition, after an initial period, the HDMI founders may reallocate the royalties amongst themselves to reflect each founder’s relative contribution of intellectual property to the HDMI specification.
     We intend to continue to be involved and actively participate in other standard setting initiatives. Accordingly, we may license additional elements of our intellectual property to others for use in implementing, developing, promoting or adopting standards in our target markets, in certain circumstances at little or no cost, which may make it easier for others to compete with us in such markets. In addition, even if we receive license fees and/or royalties in connection with the licensing of our intellectual property, there can be no assurance that such license fees and/or royalties will adequately compensate us for having to license our intellectual property.
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

     • Intel and Silicon Image are two of the promoters of the DDWG;
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

     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that we and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005, plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against us, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and plaintiffs filed an opposition to that motion on November 1, 2006. Defendants’ reply to plaintiffs’ opposition is due to be filed on or before December 1, 2006. The motion to dismiss is currently scheduled to be heard on January 5, 2007.
     We may become engaged in intellectual property litigation that could be time-consuming, may be expensive to prosecute or defend, and could adversely affect our ability to sell our product.
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
     In 2001, we filed a suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for infringement of our patents. In December 2002, the parties entered into an agreement that apparently settled the case. The agreement was reflected in a Memorandum of Understanding (MOU), which contemplated, among other things, the execution of a more detailed “definitive agreement” by December 31, 2002. Disputes arose, however, regarding the interpretation of certain terms of the MOU, and the parties were unable to conclude a definitive agreement. The parties’ disputes were brought before the court, and after further court proceedings, on April 6, 2006 the Federal Circuit issued a per curiam ruling affirming the district court’s decision that the MOU constituted a binding settlement agreement, and that our interpretation of the MOU was correct. The legal action is now terminated. The parties are discussing resolution of various related issues, and recognition of the funds received in the settlement is deferred pending these discussions.
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
     We have entered into, and may again be required to enter into patent or other intellectual property cross-licenses.
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
     We have commenced a voluntarily-initiated internal review of our historical stock option compensation practices and the SEC is conducting an informal inquiry into our option-granting practices. These reviews may not be resolved favorably and may require a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, financial condition, results of operations and cash flows.*
     We announced on October 31, 2006 that we had previously initiated a voluntary internal review of our historical stock option compensation practices. The Audit Committee of our Board of Directors is currently overseeing the internal review. Subsequent to our initiation of this review, we received written notice from the SEC that it is conducting an informal inquiry into the Company’s option-granting practices during the period January 1, 2004 through October 31, 2006. We intend to cooperate fully with the SEC.
     We cannot predict the outcome of the internal review or the informal inquiry by the SEC, when the internal review and informal inquiry will be completed or whether the review will result in accounting adjustments or other negative implications. The review of our historical stock option granting practices could require us to incur substantial expenses for legal, accounting and other professional services and divert our management’s attention from our business and could adversely affect our business, financial condition, results of operations and cash flows.
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
     • In August 2005, Robert Freeman was appointed as interim chief financial officer and chief accounting officer.
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
     • In October 2005, John LeMoncheck, then vice president, consumer electronics and PC/display, left Silicon Image.

     • In October 2005, John Shin was appointed as interim vice president, consumer electronics and PC/display businesses and served in that position until February 2006. Mr. Shin serves as vice president of engineering, and has held that position since October 2003.
     • In November 2005, Robert Freeman’s position changed from interim chief financial officer to chief financial officer.
     • In December 2005, William Raduchel was elected to our board of directors.
     • In January 2006, Dale Zimmerman was appointed as our vice president of worldwide marketing.
     • In February 2006, John Hodge was elected to our board of directors.
     • In September 2006, Patrick Reutens resigned from the position of chief legal officer.
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
     Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the three and nine months ended September 30, 2006, customers and distributors located in Taiwan generated 19.0% and 21.2% of our revenue, respectively. For the three and nine months ended September 30, 2005, customers and distributors located in Taiwan generated 22.14% and 25.0% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.
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
     The United States has taken, and continues to take, military action against terrorism and has engaged in war with Iraq and currently has coalition troops stationed there and in Afghanistan. In addition, the current nuclear arms crises in North Korea and Iran could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEMs products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a) Exhibits

10.01	Consulting Agreement between Patrick Reutens and the Registrant dated September 18, 2006 (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed September 20, 2006)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2006	Silicon Image, Inc.
/s/ Robert R Freeman
Robert R Freeman
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.01	Consulting Agreement between Patrick Reutens and the Registrant dated September 18, 2006 (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed September 20, 2006)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.