Form 10-K/A
period 2005-12-31
SILICON IMAGE INC
filed 2006-12-15
CIK 1003214

_ _

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Form 10-K/A. Portions of the Proxy Statement for the 2006 Annual Meeting of stockholders are incorporated by reference in Part III of the Form 10-K filed on March 16, 2006.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, in order to file a revised redacted version of Exhibit 10.35. We are filing herewith currently dated certifications of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, we are furnishing new certifications of our chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 32.01 and 32.02.

This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the filing of new versions of Exhibits 10.35, 31.01 and 31.02 and the furnishing of new versions of Exhibits 32.01 and 32.02, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.

By:	/s/ STEVE TIRADO
Steve Tirado
Chief Executive Officer
(Principal Executive Officer)

Dated: December 15, 2006

INDEX TO EXHIBITS

Number		Title

10	.35*/**	Consulting Agreement between David Lee and the Registrant dated March 15, 2006.
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This exhibit is a management contract or compensatory plan or arrangement.

***	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.