Form 10-K
period 2006-12-31
SILICON IMAGE INC
filed 2007-03-01
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission file number 000-26887

Silicon Image, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0396307
(State of incorporation)	(IRS employer identification number)

1060 East Arques Avenue
Sunnyvale, CA 94085
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code
(408) 616-4000

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value per share

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

Large accelerated filer ☑  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $877,529,051 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of January 31, 2007 was 86,798,058.

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission in April 2007, pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III of this Form 10-K.

		Page

PART I
Item 1	Business	3
Item 1A	Risk Factors	20
Item 1B	Unresolved Staff Comments	38
Item 2	Properties	38
Item 3	Legal Proceedings	38
Item 4	Submission of Matters to a Vote of Securities Holders	40

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41
Item 6	Selected Financial Data	42
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8	Financial Statements and Supplementary Data	57
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A	Controls and Procedures	57
Item 9B	Other Information	61

PART III
Item 10	Directors, Executive Officers and Corporate Governance	61
Item 11	Executive Compensation	61
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13	Certain Relationships and Related Transactions, and Director Independence	61
Item 14	Principal Accountant Fees and Services	61

PART IV
Item 15	Exhibits and Financial Statement Schedules	62
Signatures		94
Index to Exhibits Filed Together with this Annual Report		95
EXHIBIT 10.04
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.23
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 23.02
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

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

Our vision is to promote the use of digital content everywhere. We are dedicated to the promotion of technologies, standards and products that facilitate the movement of digital content between and among digital devices across the consumer electronics, PC and storage markets.

Our mission is to be the leader in the design, development and implementation of Semiconductors for the secure storage, distribution and presentation of high-definition content in the home and mobile environments.

We place an emphasis on understanding and having strategic relationships within the eco-system of companies that provide the content and products that drive digital content creation and consumption. To that end, we have developed strategic relationships with Hollywood studios such as Universal, Warner Brothers, Disney and Fox and major consumer electronics companies such as Sony, Hitachi, Toshiba, Matsushita, Phillips and Thomson. Through these relationships we have formed a strong understanding of the requirements for storing, distributing and viewing high quality digital video and audio in the home and mobile environments, especially in the area of High Definition (HD) content. We have also developed a substantial intellectual property base for building the standards and products necessary to promote opportunities for our products.

Through the creation and development of the High Definition Multimedia Interface or HDMItm standard along with Sony, Hitachi, Toshiba, Matsushita, Phillip and Thomson we helped drive a worldwide standard for digital connectivity that has resulted in an installed base of over 85 million devices by the end of 2006, according to market-research firm In-Stat. In-Stat projects that over 325 million devices will ship in 2010 and this means that the installed base for HDMI devices will reach almost 1 billion units by 2010.

Finally, we believe a world of digital devices requires a robust testing regimen to ensure rock-solid plug and play interoperability. Today we operate several HDMI Authorized testing centers around the world that do this vital testing. However, we saw a need to develop a much more comprehensive test suite in 2005 and launched a new licensing entity called Simplay Labs, LLC (Simplay).

Simplay has created the Simplay HD branding program to offer the industry what we believe to be the most comprehensive method for ensuring product interoperability. It also provides consumers with a way of identifying products that have had rigorous testing and are “best in class” tested for broad plug and play trouble free usage.

Note- Silicon Image and Simplay HD are trademarks, registered trademarks or service marks of Silicon Image, Inc. in the United States and other countries. HDMItm and High-Definition Multimedia Interface are trademarks or registered trademarks of HDMI Licensing, LLC in the United States and other countries, and are used under license from HDMI Licensing, LLC. All other trademarks and registered trademarks are the property of their respective owners.

Standards Innovation

The rate of innovation within the HDMI standard has been rapid, with 6 revisions of the standard over the last 4 years. These releases have brought greater benefits to the consumer in terms of digital video and audio quality and increased functionality. Silicon Image believes that it can obtain a competitive advantage due to its founding member status and its drive for introducing new innovations in quality and connectivity that get incorporated into the standard.

New Initiatives

At the beginning of 2007 Silicon Image completed two important transactions. These transactions enhance our ability to offer higher levels of integration and greater price/performance value to our customers.

In February 2007, we entered into an intellectual property (“IP”) license from Sunplus Technology Co. The IP licensed to us in this transaction represents approximately 60 blocks of market-tested IP in the area of DTV and DVD system on chip (SOC) implementations. These IP blocks represent fundamental building blocks in the DTV market that are expected to advance our connectivity solutions for the home and mobile environment as well as allow us to offer greater value to our customers. We anticipate that our first generation of products based on this IP will start shipping in the second half of 2007 and will include new integrated front-end TV input processors and fully-integrated system-on-a-chip (SoC) DTV products that we believe will advance a new architecture for premium HD content access throughout the home and mobile environment.

The other transaction, our acquisition of sci-worx GmbH, was completed in January 2007 and provided a combination of additional IP, especially in the areas of multi-format decoders and a highly skilled labor pool of engineers who will increase our capacity to absorb the Sunplus IP and put it to use in new more integrated products over the next several years.

These acquisitions were important steps in our efforts to support the growth we have seen over the last several years. They allow us to complement our digital connectivity innovations with more value as we integrate many of the processing blocks required by our customers.

Future Technology Directions

Our view of tomorrow includes the consumer’s ability to purchase digital content from any source (cable, satellite, terrestrial broadcast or the internet) and the ability to securely store it, move it and display it on any device they own. This will require the advancement of home connectivity in the area of protocols and content protection. These two areas represent key core competencies in Silicon Image. We believe we now have the IP, talent and vision to implement compelling products, technologies and standards that will address our vision of digital content everywhere.

Business Development Background

We have been at the forefront of the development and promotion of several industry-standard, high-speed, digital, secure interfaces, including the Digital Visual Interface specification (DVI), HDMI and the Serial Advanced Technology Attachment specification (SATA).

DVI, a video-only standard pioneered by Silicon Image and designed for PC applications, enables PCs to send video data between a computer and a digital display. By defining a robust, high-speed serial communication link between host systems and displays, DVI enables sharper, crystal-clear images and lower cost designs. Accommodating bandwidth in excess of 165 MHz, DVI provides UXGA support with a single-link interface. In many applications DVI is being replaced by the more feature-rich HDMI.

HDMI is a high-bandwidth, all-digital, interconnect technology used in both CE and PC applications to provide high quality uncompressed video and audio. Based on IP developed by Silicon Image and other HDMI

Founders (Sony, Matsushita Electric Industrial Co. (MEI or Panasonic), Philips, Thomson, Hitachi and Toshiba), HDMI was first introduced in 2002, and has emerged as the de facto connectivity standard for high definition CE devices. Our Transition Minimized Differential Signaling (TMDS®) technology that served as the basis for DVI also serves as the basis for HDMI. TMDS enables large amounts of data to be transmitted reliably over a twisted-pair cable. Fully backward-compatible with products incorporating DVI, HDMI offers additional consumer enhancements such as automatic format adjustment to match content to its preferred viewing format and the ability to build in intelligence, so one remote click can configure an entire HDMI-enabled system.

Our HDMI interconnect technology is used in many high-definition products, including both source and receiver devices. Source devices include DVD players, high definition (HD) and Blu-ray DVD recorders, audio/video (A/V) receivers, set-top boxes (STBs), game consoles, digital cameras and high definition camcorders, and receiver devices include digital TVs.

According to the market research firm In-Stat, an estimated over 63 million HDMI-enabled devices were shipped worldwide in 2006, including nearly 61 million CE devices. In-Stat projects that approximately 130 million devices, including approximately 115 million CE devices, will be shipped worldwide in 2007.

The market acceptance and adoption of HDMI has been a significant factor in our growth over the last several years, driving both our product and licensing revenues. As of December 31, 2006, more than 500 companies had licensed HDMI from HDMI Licensing, LLC, our wholly-owned subsidiary and the agent responsible for the licensing of HDMI. HDMI has the support of major Hollywood studios as part of their ongoing efforts in the areas of digital rights management and content protection, since HDMI offers significant advantages over analog A/V interfaces, including the ability to transmit uncompressed, high-definition digital video and multi-channel digital audio over a single cable.

HDMI Licensing, LLC issued its fifth HDMI version (HDMI 1.3) in June 2006 and its sixth version (HDMI 1.3a) in November 2006. We introduced the industry’s first HDMI 1.3 products around the same time, providing a time-to-market advantage to our customers. By the end of December 31, 2006, a number of top-tier CE manufacturers had announced products using our HDMI products, led by Sony (Playstation3) and Samsung Electronics (BD-P1200 Blu-ray Disc player and its new plasma, liquid crystal display (LCD) and Digital Light Processing (DLP) High Definition Televisions (HDTVs)).

We shipped the first HDMI-compliant silicon to the market, and we remain a market leader for HDMI functionality, with more than 97 million units shipped to date. We recently expanded our HDMI product line with the introduction of the industry’s first HDMI 1.3-compliant discrete receiver and transmitter discrete chips, a new switch product family and a new family of integrated input processors designed to help manufacturers offer cutting-edge HDMI 1.3 functionality. We expect to begin sampling an integrated SoC supporting HDMI 1.3 during 2007.

A key element of our growth in CE product sales during the past several years has been our ability to work closely with top-tier CE original equipment manufacturers (OEMs) in developing new capabilities and features to incorporate into the HDMI standard. We also work closely with our customers to develop a broad line of products to meet their various needs for particular market segments (e.g., semiconductors with advanced features for high-end products, and lower-priced semiconductor solutions for mid-range, mass- market products). Our leadership in the HDMI marketplace has been based on our ability to introduce first-to-market semiconductor solutions. As we did with each prior version of HDMI, we introduced the industry’s first HDMI 1.3 products, providing a time-to-market advantage to our customers.

For CE manufacturers, HDMI is a lower-cost, standardized means of interconnecting their devices, which enables these manufacturers to build feature-rich products that deliver a true home theatre entertainment experience. For consumers, HDMI provides a simpler way to connect and use devices which provide the higher-quality entertainment experience available with digital content.

For PC and monitor manufacturers, HDMI enables PCs to connect to digital TVs and monitors DTVs with HD quality video signals. More than 50 HDMI PC products were available at the end of 2006 or expected to come to market in early 2007, including HDMI products available from major original equipment manufacturers (OEMs) for desktop media-center PCs and notebook PCs, as well as add-in graphics cards, motherboards and LCD monitors.

The introduction of Microsoft’s new operating system in January 2007, Vista, with its digital content rights management requirements, has generated increased interest in HDMI connectivity by PC manufacturers.

In the storage market, we have assumed a leadership role in SATA. SATA, based on serial signaling technology, is a computer bus technology for connecting hard disk drives and other devices that is faster than traditional Parallel Advance Technology Attachment specification (PATA) or USB connectors. SATA is replacing parallel PATA in desktop storage and making inroads in the enterprise arena due to its improved price/performance ratio. The market for external SATA (eSATA) has grown significantly since mid-2005. eSATA connectors enable faster transmission of data than traditional PATA or USB connectors. We are a leading supplier of discrete SATA solutions for motherboard and add-in-card manufacturers.

With the advent of MP3 players and other similar devices, consumers are downloading and storing an increasing array of digital content, including video, photos, and music, which we believe is creating a growing awareness and need for low-cost, simple, secure and reliable CE storage. In late 2006, we introduced our second generation SteelVinetm storage processor to address this anticipated market demand. Our storage processor solutions are fully SATA-compliant and offer SoC implementations that include a high-speed switch, a custom-designed dual-instruction RISC (reduced instruction set computing) microprocessor, firmware, SATA interface, as well as advanced features and capabilities such as 3 Giga bits per second (Gb/s) support Native Command Queuing, hot plug, port multiplier capability and ATAPI support.

Simplay Labs, LLC (Simplay) (formerly named PanelLink Cinema, LLC), a wholly-owned subsidiary of Silicon Image, is a leading provider of testing services for the high-definition CE industry. Simplay markets and sells its services to CE manufacturers through direct sales and a variety of industry events that focus on the HD marketplace. In 2006, we introduced the Simplay HDtm Testing Program to address the issue of compliance to industry standards and interoperability across multiple devices, an issue of growing importance to retailers and consumers. The Simplay HD Testing Program is open to all manufacturers of consumer electronics devices implementing HDMI and High-bandwidth Digital Content Protections (HDCP), including HDTVs, STBs, DVD players, A/V receivers and cables. More than 125 products had been Simplay HD-verified, conferring upon those products a higher level of consumer trust that the products are HDMI compliant and fully interoperable with other HDMI-compliant products.

Simplay operates testing centers in China, North America and, beginning in January 2007, Europe. These centers provide manufacturers with advanced compatibility testing facilities to ensure they are delivering industry-compatible high-definition products to consumers. We believe that Simplay has further enhanced our reputation for quality, reliable products and leadership in the HDMI market.

Markets and Customers

We focus our sales and marketing efforts on achieving design wins with leading OEMs of CE, PC and storage products. In many cases, OEMs outsource the manufacturing of their products to third-party, contract manufacturers. In these cases, once our product is designed into an OEM’s product, we typically work with the OEM’s contract manufacturer to facilitate the design for production. After the design is complete, we sell our products to these third-party, contract manufacturers either directly or indirectly through distributors.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 57%, 54%, and 47%, of our revenue in 2006, 2005 and 2004, respectively. The increase in 2006 from 2005 and in 2005 from 2004 can be attributed to the increased level of purchasing activities with these distributors. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. Our revenue generated through distributors, was 50%, 52% and 45% of our total revenue in 2006, 2005 and 2004, respectively. Microtek Corporation, a distributor, comprised 16%, 11%, and 12% of our revenue in 2006, 2005 and 2004, respectively. Innotech Corporation, a distributor, comprised 16%, 9%, and 5% of our revenue in 2006, 2005 and 2004, respectively. World Peace Industrial, a distributor, comprised 12%, 17% and 15% of our revenue in 2006, 2005 and 2004, respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors. A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Asia, and for the years ended December 31, 2006, 2005, and 2004, approximately 79%, 74%, and 72%, of our revenue, respectively, was generated from customers and distributors located outside the United States, primarily in Asia. Please refer to the risk factor section for a discussion about the risks associated with the sell-through arrangement with our distributors.

Products

We market products to the CE, PC/display and storage markets. To ensure that rich digital content is available across devices, consumer electronics, PC and storage devices must be architected for content compatibility and interoperability. Our industry and the markets we serve are characterized by rapid technological advancement and we constantly strive for innovation in our product offerings. We introduce products to address markets or applications that we have not previously addressed, and to replace our existing products with products that are based on more advanced technology that incorporates new or enhanced features.

Consumer Electronics

Our CE semiconductor products are used in a growing number of devices, including DTVs, DVD players, STBs, A/V receivers, game consoles, camcorders and digital still cameras. Our engineering resources are working on developing further enhancements to HDMI to better support mobile devices, such as cameras, phones, and personal media players. We are actively developing advanced, integrated DTV-processor SoCs, which we expect to sample in 2007. Our engineering resources are also focused on broadening HDMI from a point-to-point device connectivity standard to include networking functionality throughout the home.

Silicon Image’s HDMI products are branded under the VastLaneTM product family and have been selected by many of the world’s leading CE companies.

VastLane HDMI Transmitters.  Our VastLane HDMI transmitter products reside in personal computers and consumer electronics products, such as DVD players, DVD recorders, game consoles, STBs, digital camcorders, A/V receivers, and digital video recorders (DVRs). VastLane HDMI transmitters convert digital video and audio into a multi-gigabit per second (Gbps) encrypted serialized stream and transmit the secure content to an HDMI receiver that is built into televisions and A/V receivers.

VastLane HDMI Receivers.  Our VastLane HDMI receiver products reside in display systems, such as HDTVs, plasma TVs, LCD TVs, rear-projection TVs, front projectors, PC monitors as well as A/V receivers. VastLane HDMI receivers convert an incoming encrypted serialized stream to digital video and audio, which is then processed by a television or PC monitor for display.

Some of our products targeting the CE market are listed below:

		HDMI	Maximum	Maximum	Maximum
Product	Type	Ports	Resolution	Color Depth	Bandwidth	Target Applications

SiI9011	VastLane HDMI Receiver	1	1080p	24 bits/pixel	5 Gbps	LCD TVs, plasma TVs, projection TVs
SiI9023	VastLane HDMI Receiver	2	1080p	24 bits/pixel	5 Gbps	LCD TVs, plasma TVs, projection TVs
SiI9133	VastLane HDMI Receiver	2	1080p	36 bits/pixel	6.75 Gbps	DVD players, STB’s
SiI9993	VastLane HDMI Receiver	1	720p/1080i	24 bits/pixel	2.58 Gbps	LCD TVs, plasma TVs, projection TVs
SiI9030	VastLane HDMI Transmitter	1	1080p	24 bits/pixel	5 Gbps	DVD players/recorders, STBs
SiI9132	VastLane HDMI Transmitter	1	1080p	36 bits/pixel	6.75 Gbps	game consoles
SiI9134	VastLane HDMI Transmitter	1	1080p	36 bits/pixel	6.75 Gbps	DVD players/recorders, STBs

PCs and Displays

Pioneered by Silicon Image and introduced by the Digital Display Working Group (DDWG), DVI is the predominate digital standard for connecting PCs to digital displays. DVI defines a robust, high-speed serial communication link between host systems and displays — enabling sharper, crystal-clear images and lower-cost designs. Accommodating bandwidth in excess of 165 MHz, DVI provides UXGA support with a single-link interface.

Silicon Image continues to be a leader in the DVI market, having shipped over 84 million components to date. Our DVI products are marketed under our VastLane product family. Market researcher In-Stat estimated that 92 million DVI-enabled PC devices were shipped by industry participants in 2006. Although DVI is being replaced by the more feature-rich HDMI in many applications, In-Stat projects that approximately 92 million DVI-enabled PC devices will ship in 2007.

During the past year, we have seen a rapid penetration of HDMI into the PC market with more than 50 HDMI PC products currently, or expected be, available by early 2007 including, nearly two dozen desktop and notebook PCs, families of HDMI PC monitors from major manufacturers, and a broad range of motherboards and graphics cards with HDMI outputs. The introduction of Microsoft’s new Vista operating system in January 2007 is accelerating the adoption of HDMI in the consumer PC market. Vista contains rich multimedia functions and the ability to access and play-back premium high-definition content from a variety of sources including Advanced Television Systems Committee (ATSC) tuners, digital cable tuners, HD-DVD, and Blu-ray Discs.

By the end of 2006, In-Stat estimated that there were approximately 50 million digital TVs that potentially could be connected to PCs with HDMI outputs. In-Stat projects that this number will grow to approximately 105 million digital TVs with HDMI inputs by the end of the 2007, allowing PC users to play games, watch high-definition DVDs and view photos on their monitors or large screen TVs. Because HDMI is backwards compatible with the DVI standard, HDMI-enabled PCs can also connect directly to the enormous installed base of PC monitors with DVI inputs, which In-Stat estimates at approximately 106 million shipped to date since 2002. In addition, major producers of PC monitors are starting to introduce low-cost HDMI monitors to respond to the recent surge of PCs with HDMI outputs.

Silicon Image offers a broad line of receivers and transmitters for the PC marketplace, including the following:

Product	Type	Target Applications	Other Features

SiI164	VastLane DVI Transmitter	Desktop PCs (motherboards, add-in boards) Notebook PCs	• I2C interface • 3.3V or 1.0-1.8V interface • De-skewing option
SiI1162	VastLane DVI Transmitter	PC motherboards, graphic boards, notebook PCs	• I2C interface • 3.0-3.6V or 1.0-1.9V interface • De-skewing option • BIOS and driver compatible with SiI 164
SiI1169	VastLane DVI Receiver	LCD monitors, video and multimedia projectors, plasma displays	• 3.3V interface • HDCP • Dual-link sync • 12C interface • Programmable Equalization for long cable support • Pin compatible with SiI161B, SiI1161, SiI169 and SiI163B
SiI1362	VastLane DVI Transmitter	Desktop PC motherboards and add-inboards, notebook PCs	VGA-UXGA Transmitter, 48 Pin
SiI1362A	VastLane DVI Transmitter	PC motherboards, notebook PCs	• I2C interface • Supports Intel SDVO technology • Cable distance support greater than 10 meters
SiI1390/2	VastLane DVI Transmitter	Notebook and Desktop PCs (motherboards, add-in boards)	• SDVO interface• HDMI 1.2 output• HDCP
SiI1930/2	VastLane DVI Transmitter	Notebook and Desktop PCs (motherboards, add-in boards)	• TMDS interface • HDMI 1.2 output • HDCP

Storage

In the storage market, we have assumed a leadership role in SATA, a standard that is replacing PATA in desktop storage and making inroads in the enterprise arena due to its improved price/performance ratio. Silicon Image remains focused on continuing to introduce higher levels of SATA integration, driving higher SATA performance and functionality, and delivering a family of SATA SoC solutions and systems for the consumer electronics environment.

SATA offers a number of benefits over PATA interfaces, including higher bandwidth, scalability, lower voltage and narrower cabling. As a result, SATA is expected to become the standard drive interface for desktop and notebook PCs and is expected to establish a significant presence in both enterprise storage and CE applications through external SATA (e-SATA) connections.

External SATA (eSATA) extends the SATA connection outside the device enclosure providing a storage interface that is six times faster than Universal Serial Bus (USB) 2.0 and three times faster than IEEE 1394. The latest generation of digital video recorders (DVRs) from Scientific Atlanta, Motorola and TiVo, as well as PC motherboards from ASUS, MSI, ECS, Foxconn, ASRock and iWill are equipped with eSATA ports.

We introduced our SteelVine architecture in 2004. SteelVine integrates the capabilities of a complex redundant array of independent disks (RAID) controller into a single-chip architecture.

Our storage products fall into three categories: controllers, bridges and storage processors, each of which is branded under the SteelVinetm product family.

SteelVine Storage Controllers — We provide a full line of SATA controllers used in PC, DVR, and NAS (network attached storage) applications. The current generation of SteelVine controllers provides the latest SATA Gen II features including eSATA signal levels, 3.0 Gb/s, NCQ, hot-plug, and port multiplier support.

SteelVine Bridges — Our bridge products such as the SiI3811 provide PC OEMs with a solution that connects legacy PATA optical drives to the current generation of motherboard chip sets, and are used primarily in desktop and laptop PC applications.

SteelVine Storage Processors — Our SteelVine storage processors represent a completely new product category that enables a new class of storage solutions for the PC, CE and external storage markets. SteelVine storage processors deliver enterprise-class features such as virtualization, RAID, hot-plug and hot spare, in a single very low cost SoC. These unique SoCs allow system builders to produce appliance-like solutions that are simple, reliable, affordable and scalable without the need for host software. Storage processors are currently shipping in PC motherboard as well as external storage solutions.

We believe that Silicon Image’s multi-layer approach to providing robust, cost-effective, multi-gigabit semiconductor solutions on a single chip for high-bandwidth applications, lends itself well to SATA storage market applications. We intend to continue to introduce higher levels of SATA integration, driving higher SATA performance and functionality, and delivering a family of SATA SoC solutions for the PC and consumer electronics environment.

Our storage products include the following:

Product	Categories	Key Features	Target Applications

SiI5723, 5733, 5743, 5744, 3726 4723, 4726	eSATA Storage Processors.	2-drive SteelVine IC with 3Gb/s Serial ATA and USB 2.0 host link and support for up to 2 SATA devices. Also supports drive cascading, RAID 0, 1 and drive spanning.	Consumer storage applications for PC and CE markets.

SiI3124A	SATA Controllers	Single chip, quad-channel, PCI/PCI-X-to-3Gb/s SATA- Gen II host controller, SATARAIDtm software, 1st Party DMA, hot plug, ATAPI support, port multiplier support with FIS-based switching, variable output strengths for backplane support, Supports up to 3Gb/s per channel.	Server motherboards, server add-in-cards, host bus adapters, RAID subsystems, embedded applications

SiI3112, 3512, 3114	SATA Controllers	Single-chip, PCI-to-1.5Gb/s SATA-Gen I host controller, SATARAIDtm software, hot plug, ATAPI support, variable output strengths for backplane support	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded applications

Product	Categories	Key Features	Target Applications

SiI3132, 3531	SATA Controllers	Single-chip, PCI Express-to-3.0Gb/s SATA Gen-II host controller, SATARAIDtm software, hot plug, ATAPI support, port multiplier with FIS based switching, variable output strengths for backplane support	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded applications

SiI3811	SATA Device Bridge	1.5Gb/s SATA-to-PATA device bridge, ATAPI support	Notebook and PC motherboards, ATAPI devices

SiI0680	PATA Controller	Ultra ATA/133 PCI-to-ATA host Controller	PC Motherboards, PC add-in-cards, server motherboards, host bus adapters, embedded applications

Promotion of Industry Standards

A key element of our business strategy is to grow the available market for our products and technologies through the development and promotion of industry standards. In some cases, this involves participation in existing industry standards bodies such as the Consumer Electronics Association. In other cases, this involves forming new industry organizations to create, promote and manage new industry specifications, such as HDMI. Though we are active in existing industry standards bodies, it is our formation of, and participation in new industry organizations that have had the greatest impact on our business. We are currently directly involved in the following standards efforts:

High-Definition Multimedia Interface (HDMI)

Silicon Image, together with Sony, Matsushita Electric Industrial Co. (Panasonic), Philips, Thomson, Hitachi and Toshiba, entered into a Founder’s Agreement under which we formed a working group to develop a specification for a next-generation, uncompressed, digital interface for consumer electronics. In December 2002, the specification for HDMI 1.0 was released. The HDMI specification revision history to date is as follows:

Revision	Date Issued	Key Features

HDMI 1.0	December 2002	Uncompressed digital audio/video interface
HDMI 1.1	May 2004	DVD-Audio support
HDMI 1.2	August 2005	Super Audio CD support removed restrictions on use of PC video format timings
HDMI 1.2a	December 2005	Full definition of CEC functionality and compliance test. Additional cable and connector testing requirements.
HDMI 1.3	June 2006	Single link bandwidth doubled to 10.2 Gb/s (340 MHz) Deep Color xvYCC color gamut Lossless High Bit Rate audio support Mini connector Lip Sync correction
HDMI 1.3a	November 2006	Compliance Testing requirements for HDMI 1.3 features, required testing

The HDMI specification is based on our proven TMDS technology, the same technology underlying HDMI’s predecessor, DVI. Because of the dynamic nature of the CE market and the number of CE devices, we anticipate that the HDMI standard will continue to evolve over time. As an HDMI Founder, we have actively participated in the evolution of the HDMI specification, and we expect our involvement to continue.

In 2002, Silicon Image established a wholly-owned subsidiary, HDMI Licensing, LLC, to perform the duties of licensing agent for the HDMI specification, a role previously performed by Silicon Image under the terms of the Founders’ Agreement. As of December 31, 2006, there were more than 500 HDMI Adopters (not including the 7 founding members) that have been licensed to implement the HDMI specification in their products.

Under the HDMI Adopter Agreement, a manufacturer implementing HDMI in its products is required to test its first product in each of four categories at an independent HDMI Authorized Testing Center (ATC). The four categories are sinks (display devices), sources, repeaters and cables. Our wholly-owned subsidiary, Simplay, operates HDMI ATCs that test manufacturer products for conformance to the HDMI specification. Two other HDMI Founders (Panasonic and Philips) also operate ATCs.

The adoption of and demand for products incorporating HDMI has been driven, in part, by the actions of other standards setting bodies and, in some cases, government regulation requiring or authorizing the use of HDMI technology.

DVD Copy Control Association.  The DVD Copy Control Association, responsible for licensing CSS (Content Scramble System) to manufacturers of DVD hardware, media and related products, has approved HDMI with HDCP as an authorized digital output of DVD players for CSS protected content.

Federal Communications Commission.  The FCC issued its Plug and Play order in October 2003. In November 2003 and March 2004, these rules, known as the Plug & Play Final Rules (Plug & Play Rules), became effective. According to the Plug & Play Rules, as of July 1, 2005, all high definition set-top boxes acquired by cable operators for distribution to subscribers would need to include either a DVI or HDMI output with HDCP.

Moreover, under the Plug & Play Rules, a unidirectional digital cable television may not be labeled or marketed as digital cable ready unless it includes the following interfaces according to the following schedule:

(i) For 480p grade unidirectional digital cable televisions, either a DVI/HDCP, HDMI/HDCP, or 480p Y, Pb, Pr (analog) interface:

100% of models manufactured or imported in the U.S. with screen sizes 36 inches and above after July 1, 2005; 100% of models manufactured or imported in the U.S. with screen sizes 32 to 35 inches after July 1, 2006.

(ii) For 720p/1080i grade unidirectional digital cable televisions, either a DVI/HDCP or HDMI/HDCP interface:

100% of models manufactured or imported in the U.S. with screen sizes 36 inches and above as of July 1, 2005; 100% of models manufactured or imported in the U.S. with screen sizes 32 to 35 inches as of July 1, 2006; 100% of models manufactured or imported in the U.S. with screen sizes larger than 13 inches after July 1, 2007.

In the past, the FCC has made modifications to its rules and timetable for the DTV transition and it may do so in the future.

EICTA In January 2005, the European Industry Association for Information Systems, Communication Technologies and Consumer Electronics (EICTA) issued its “Conditions for High Definition Labeling of Display Devices”, which requires all HDTVs using the “HD Ready” logo to have either an HDMI or DVI input with HDCP. In August 2005, EICTA issued its “Minimum Requirements for HD Television Receivers”, which requires HD Receivers without an integrated display (e.g. HD STBs) utilizing the “HDTV” logo and intended for use with HD sources (e.g. television broadcasts), some of which require content protection in order to permit HD quality output, to have either a DVI or HDMI output with HDCP.

CASBAA In August 2005, the Cable and Satellite Broadcasting Association of Asia (CASBAA) issued a series of recommendations in its “CASBAA Principles for Content Protection in the Asia-Pacific Pay-TV Industry” for handling digital output from future generations of set-top boxes for video on demand (VOD), Pay-per-view (PPV), Pay-TV and other encrypted digital programming applications. These recommendations include the use of one or more of HDMI with HDCP or DVI with HDCP digital outputs for set-top boxes capable of outputting uncompressed high-definition content.

CVIA — In July 2006, Silicon Image and China Video Industry Association (CVIA) signed an agreement and agreed to work together to promote HDMI adoption among domestic Chinese electronics manufacturers, co-develop new technology applicable to HDMI, and collaborate on establishing testing and interoperability certification labs that complement the capabilities of the HDMI Authorized Testing Centers established by Silicon Image. In addition, Silicon Image agreed to support the China Digital Interface Industry Alliance (CDIA), an industry alliance consisting of major Chinese electronics manufacturers that CVIA established. CDIA would work to promote the use of HDMI in consumer electronic products, promote communications among manufacturers in China and abroad, and strengthen coordination between hardware manufacturers and content providers.

Digital Visual Interface (DVI)

In 1998, Silicon Image, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, announced the formation of the Digital Display Working Group (DDWG). Subsequently, members of the DDWG entered into a Promoter’s Agreement in which they agreed to:

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

In 1999, the DDWG published the DVI 1.0 specification, which defines a high-speed serial data communication link between computers and digital displays. The DVI 1.0 standard remains in effect, and has not changed from its release in 1999. Over 100 companies, including systems manufacturers, graphics semiconductor companies and monitor manufacturers have participated in DDWG activities, and many are developing hardware and software products designed to be compliant with the DVI specification. Market researcher In-Stat estimated that 92 million DVI-enabled PC devices were shipped by industry participants in 2006.

High-bandwidth Digital Content Protection (HDCP)

In 2000, the HDCP specification HDCP 1.0 was published by Intel, with contributions from Silicon Image acknowledged in the specification. The specification was developed to add content protection to DVI in order to prevent unauthorized copying of content when transmitted between source and display over a DVI link. In 2003, the HDCP specification was updated to revision level 1.1 and made available for use with HDMI. This technology has been widely adopted in consumer electronics products, initially in combination with DVI, and more recently and more prevalently in combination with HDMI. In 2006, the HDCP specification was again revised in version 1.2 to clarify certain technical ambiguities and consolidate errata. The HDCP Compliance Test Specification VI.1 was also released in 2006.

Serial ATA Working Group

During 2000, we acquired Zillion Technologies, a developer of high-speed transmission technology for data storage applications. Zillion contributed to the drafting of the preliminary SATA 1.0 specification, eventually published in 2001 and promoted as a successor to PATA bus technology. We were a contributor to the SATA working group, which includes Dell, Intel, Maxtor, Seagate, and Vitesse, among its promoters. In February 2002, we joined the SATA II Working Group, the successor to the SATA working group, as a contributor. The SATA II working group released “Extensions to Serial ATA 1.0 Specifications” in October 2002 and “Extensions to Serial ATA 1.0a rev. 1.1” in November of 2003, to enhance the SATA 1.0 specification for the server and network storage markets. The SATA II working group has also released specifications for SATA port multipliers and SATA port selectors.

In 2004, the SATA II working group released specifications to increase SATA’s speed to 3 Gb/s, as well as defining external cabling for SATA.

In July 2004, a new organization, the Serial ATA International Organization, (SATA-IO), was formed as the successor to the SATA II working group. This organization provides the industry with guidance and support for implementing the SATA specification. We are a member of SATA-IO, which has a current membership of over 100 companies including its current board members, Dell, Intel, Seagate and Vitesse. Under the SATA-IO committee, a revised 2.5 specification, which integrates all previous SATA specifications into a single document, has been released. Silicon Image continues to be an active member in the SATA-IO group.

Incits T-13 Committee

In 2003, Silicon Image joined the Incits T13 technical committee (T13 Committee) as a contributor. The T13 Committee is responsible for publishing the ATA specification and is currently working to make improvements to the ATA specification, including the incorporation of advanced SATA-IO features into their next revision of the ATA specification, ATA-8. Members of the T13 Committee include Hitachi, Intel, Seagate, Phoenix Technologies, Microsoft, Fujitsu, Western Digital and nVidia among others.

We intend to continue to be involved and actively participate in other standard setting initiatives.

Silicon Image Technology

Multi-Layer Systems Approach to Solving High-Speed Interconnect Problems

We invented the technology upon which the DVI and HDMI specifications are based, and have substantial experience in the design, manufacture and deployment of semiconductor products incorporating this high-speed data communications technology. The advanced nature of our high-speed digital design allows us to integrate significant functionality with multiple high-speed communication channels using industry-standard, low-cost complementary metal oxide semiconductor (CMOS) manufacturing processes. At the core of our innovation is a multi-layered approach to providing multi-gigabit semiconductor solutions.

The three layers of our Multi-layer Serial Link (MSL) architecture include the physical, coding and protocol layers. Serial link technology is the basis for the physical layer, which performs electrical signaling in several data communication protocols, including DVI 1.0, HDMI 1.3 and SATA. This technology converts parallel data into a serial stream that is transmitted sequentially at a constant rate and then reconstituted into its original form. Our high-speed serial link technology includes a number of proprietary elements designed to address the significant challenge of ensuring that data sent to a display or a storage device can be accurately recovered after it has been separated and transmitted in serial streams over multiple channels. In order to enable a display or a storage device to recognize data at the proper time and rate, our digital serial link technology uses a digital phase-locked loop combined with a unique phase detecting and tracking method to monitor the timing of the data.

At the coding layer, we have developed substantial intellectual property in data coding technology for high-speed serial communication. Our TMDS coding technology simplifies the protocol for high-speed serial communication and allows tradeoffs to be made in physical implementation of the link, which in turn reduces the cost of bandwidth and simplifies the overall system design. In addition, we have ensured direct current, balanced transmission and the ability to use TMDS to keep electromagnetic emissions low and to enable connection to fiber optic interconnects without use of additional components.

VastLane HDMI

Our VastLane HDMI technology sends protected high-fidelity digital audio and high-definition video across the HDMI link for use in the consumer electronics market. Combining digital video and multi-channel digital audio transmissions in a single interconnect system simplifies and reduces the cost of the connection between consumer electronics devices, while maintaining high quality and content protection.

From our inception until 1998, our internal research and development efforts focused primarily on the development of our core VastLane (formerly called PanelLink) technology, our initial transmitter and receiver products, and our first intelligent panel controller product. The TMDS technology developed by Silicon Image became the key technology in the DVI standard completed in 1999. During 1999, we introduced the first DVI products using the VastLane architecture. Subsequent improvements to the core VastLane technology enabled higher display interface resolutions higher, and helped drive growth in the flat-panel display market. In 2000, we focused our internal research and development efforts on integrating our VastLane technology with additional functionality, such as digital audio and HDCP, for the consumer electronics industry. These developments led to the adoption of DVI-HDCP by major television manufacturers and created new opportunities for us in consumer electronics. We formed the HDMI Working Group with six other major consumer electronics manufacturers, and we developed key new technologies for the HDMI standard. The original VastLane technology was the basis for HDMI, and an improved VastLane architecture is the backbone of the HDMI 1.3 standard.

Research and Development

Our research and development efforts continue to focus on developing innovative technologies and standards, higher-bandwidth, lower-power links, as well as efficient algorithms, architectures, and feature-rich functions for higher-level integrated products or SoCs, for use in CE (including DTV), PC, mobile, and storage applications. By utilizing our patented technologies and optimized architectures, we believe our VastLane, and SteelVine products can scale with advances in semiconductor manufacturing process technology, simplify system design, and provide new innovative solutions for our customers.

We have invested, and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses were approximately $63.6 million, $44.9 million, and $61.5 million, in 2006, 2005 and 2004, respectively (including stock-based compensation expense (benefit) of $11.1 million, $(3.9) million, and $16.6 million, for 2006, 2005 and 2004, respectively).

We have assembled a team of engineers and technologists with extensive experience in the areas of high-speed interconnect architecture, circuit design, digital A/V processor architecture, storage architecture, logic design/verification, firmware/software, flat panel displays, digital video/audio systems, and storage systems. Our engineering team includes a group of consultants in Asia that focuses primarily on advanced technology development. As of December 31, 2006, our engineering organizations were based in the United States, China, and the U.K. In January 2007, we purchased sci-worx GmbH (sci-worx), from Infineon Technologies AG (Infineon). Sci-worx was Infineon’s wholly-owned subsidiary prior to the acquisition. We purchased all of the outstanding shares of capital stock of sci-worx and paid sci-worx’s intercompany debt to another Infineon subsidiary. The purchase price for the acquisition was $13.6 million in cash for sci-worx’ capital stock and its intercompany debt (net of its cash balances at closing). Sci-worx (now called Silicon Image Germany) is an intellectual property and design service provider specializing in multimedia, communications, and networking applications. Silicon Image Germany has approximately 172 employees. The acquisition brings Silicon Image core competencies in more than 50 IP products in the area of video/image processing, wireline communications, security and bus interfaces.

On February 2007, we entered into a Video Processor Design License Agreement with Sunplus. Under the terms of the license agreement, we will receive a license to use and further develop advanced video processor technology. The license agreement provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. We paid Sunplus $10.0 million of the consideration for the licensed technology and related deliverables in February 2007, and are required to pay the remaining $25.0 million upon delivery and completion of certain milestones. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. The license agreement also provides for the grant to Sunplus of a license to certain of our intellectual property, for which Sunplus has agreed to pay us $5.0 million upon delivery and acceptance of such intellectual property. We believe that the intellectual property licensed from Sunplus, along with the engineering talent and intellectual property recently acquired in the sci-worx acquisition, will enhance and accelerate our ability to develop and offer a broader array of consumer product offerings, ranging from discrete HDMI chips to new integrated front-end DTV input processors and fully-integrated SoC DTV products.

Sales and Marketing

We sell our products to distributors and OEMs throughout the world directly using a direct sales force with field offices located in North America, Taiwan, Europe, Japan and Korea and indirectly through a network of distributors and manufacturer’s representatives located throughout North America, Asia and Europe.

Our sales strategy for all products is to achieve design wins with key industry leaders in order to grow the markets in which we participate and to promote and accelerate the adoption of industry standards (such as DVI, HDMI and SATA) that we support or are developing. Our sales personnel and applications engineers provide a high-level of technical support to our customers. Our marketing efforts focus primarily on promoting adoption of the DVI, HDMI and SATA standards; participating in industry trade shows and forums; entering into branding relationships such as VastLane for DVI, HDMI and SteelVine for SATA to build awareness of our brands; and bringing new solutions to market.

Manufacturing

Wafer Fabrication

Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to fabricate our semiconductors. By outsourcing the manufacture of our products, we are able to avoid the high-cost of owning and operating a semiconductor wafer fabrication facility and to take advantage of these manufacturers’ high-volume economies of scale. Outsourcing our manufacturing also gives us direct and timely access to various process technologies. This allows us to focus our resources on the innovation or design and quality of our products. Our devices are currently fabricated using 0.35 micron, 0.25 micron and 0.18 micron processes. We have conducted research and development projects for our licensees, which have involved 0.13 micron and 0.90 nm designs. We continuously evaluate the benefits, primarily the improved performance, costs, and feasibility, of migrating our products to smaller geometry process technologies. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC) to produce all of our CE, PC and SATA products. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly. We attempt to optimize wafer availability by continuing to use less advanced wafer geometries, such as 0.5 micron, 0.35 micron, 0.25 micron and 0.18 micron and 0.13 micron for which foundries generally have more available capacity.

Assembly and Test

After wafer fabrication, die (semiconductor devices) are assembled into packages and the finished products are tested. Our products are designed to use low-cost standard packages and to be tested with widely available semiconductor test equipment. We outsource all of our packaging and the majority of our test requirements to Amkor Technology in Korea, Advanced Semiconductor Engineering in Taiwan and Malaysia and Siliconware Product International Limited (SPIL) in Taiwan. This enables us to take advantage of these subcontractors’ high-volume economies of scale and supply flexibility, and gives us direct and timely access to advanced packaging and test technologies. We test a small portion of our products in-house.

The high-speed nature of our products makes it difficult to test our products in a cost-effective manner prior to assembly. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled. Our operations personnel closely review the process and control and monitor information provided to us by our foundries. To ensure quality, we have established firm guidelines for rejecting wafers that we consider unacceptable. To date, not testing our products prior to assembly has not caused us to experience unacceptable failures or yields. However, lack of testing prior to assembly could have adverse effects if there are significant problems with wafer processing. Additionally, for newer products and products for which yield rates have not stabilized, we may conduct bench testing using our personnel and equipment, which is more expensive than fully automated testing.

In an effort to improve control, increase operational flexibility, and lower costs, we began, in 2006, to reduce our reliance on third party turnkey suppliers, to manage the relationships with our other third party subcontractors who handle our wafer assembly and test process. In addition, during 2006, we purchased and installed several pieces of equipment at test houses to ensure we receive priority on such equipment and to obtain lower test prices from these test houses.

Quality Assurance

We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in-depth circuit simulation at temperature, voltage and processing extremes before being fabricated. We pre-qualify each of our subcontractors through an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer foundries and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yields. Our independent foundries and assembly and test subcontractors have achieved International Standards Organization (ISO) 9001 certification.

Intellectual Property

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements, licenses and methods to protect our proprietary technologies. As of December 31, 2006, we had been issued over 80 United States patents and had in excess of 70 United States patent applications pending. Our U.S. issued patents expire in 2014 or later, subject to our payment of periodic maintenance fees. We cannot assure you that any valid patent will be issued as a result of any applications; or, if issued, that any claims allowed will be sufficiently broad to protect our technology; or that any patent will be upheld in the event of a dispute. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. We also generally control access to, and distribution of, our documentation and other proprietary information. Despite our precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization; develop similar technology independently; or design around our patents. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive, the outcome often is not predictable, and the relief available may not compensate for the harm caused.

Our participation as a founder of the HDMI specification requires that we grant others the right to use specific elements of our intellectual property in implementing the HDMI specification in their products in exchange for a license. This license bears an annual fee and royalties that are payable to HDMI Licensing, LLC, a wholly-owned subsidiary of ours. There can be no assurance that such license fees and royalties will adequately compensate us for having to license our intellectual property. The license, with restrictions, generally covers the patent claims necessary to implement the specification of an interface for CE devices and does not extend to the internal methods by which such performance is created. Although HDMI is an industry standard, we have developed proprietary methods of implementing the HDMI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary and includes our techniques to convert data to and from a serial stream; our signal recovery algorithms; our implementation of audio and visual data processing; and our circuits to reduce electromagnetic interference (EMI). Third parties may also develop intellectual property relating to HDMI implementations that would prevent us from developing or enhancing our HDMI specification in conflict with those rights. Third parties may also develop equivalent or superior implementations of the HDMI specification, and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed, or be infringing, our intellectual property rights or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement action may be greater than any benefit we would realize. In addition, third parties may not pay the prescribed license fees and royalties, in which case we may become involved in infringement or collection actions, or we may determine that the cost of pursuing such matters may be greater than any benefit we would realize. We agreed to grant rights to the HDMI Founders and adopters of the HDMI specification in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the HDMI

Founders and adopters of the HDMI specification from using certain specific elements of our intellectual property for certain purposes in exchange for a portion of the specified royalties.

Our participation in the DDWG requires that we grant others the right to use specific elements of our intellectual property in implementing the DVI specification in their products at no cost in exchange for an identical right to use specific elements of their intellectual property for this purpose. We agreed to grant rights to the DDWG members and other adopters of the DVI specification, in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the adopters of the DVI specification from using certain specific elements of our intellectual property for certain purposes for free. This reciprocal free license covers the connection between a computer and a digital display. It does not extend, however, to the internal methods by which such performance is created. Although the DVI specification is an open industry standard, we have developed proprietary methods of implementing the DVI specification. The intellectual property that we have agreed to license defines the logical structure of the interface, such as the number of signal wires, the signaling types, and the data encoding method for serial communication. Our implementation of this logical structure in integrated circuits remains proprietary, and includes our techniques to convert data to and from a serial stream, our signal recovery algorithms and our circuits to reduce EMI. Third parties may develop proprietary intellectual property relating to DVI implementations that would prevent us from developing or enhancing our DVI implementation in conflict with those rights. Third parties may also develop equivalent or superior implementations of the DVI specification, and we cannot guarantee that we will succeed in protecting our intellectual property rights in our proprietary implementation. Third parties may have infringed or be infringing our intellectual property rights or may do so in the future, and we may not discover that fact in a timely or cost-effective manner. Moreover, the cost of pursuing an intellectual property infringement action may be greater than any benefit we would realize.

We entered into a patent cross-license agreement with Intel, in which each of us granted the other a license to use certain of the grantor’s existing and future patents, including certain future patents, with specific exclusions related to the grantor’s current and anticipated future products and network devices. Products excluded include our digital receivers, discrete digital transmitters and discrete display controllers, and Intel’s processors, chipsets, graphics controllers and flash memory products. This cross-license does not require delivery of any masks, designs, software or any other item evidencing or embodying such patent rights, thus making “cloned” products no easier to create. The cross-license agreement expires when the last licensed patent expires, anticipated to be no earlier than 2016, subject to the right of either party to terminate the agreement earlier upon material breach by the other party, or a bankruptcy, insolvency or change of control of the other party. We have forfeited our ability to rely on intellectual property law to prevent Intel from using our patents within the scope of this license. To date, we are not aware of any use by Intel of our patent rights that negatively impacts our business.

Pursuant to the Unified Display Interface (UDI) Promoters Agreement, we agreed, subject to conditions stipulated in the agreement, to license certain specific elements of our TMDS and panel interface logic intellectual property to adopters of the UDI specification on a reciprocal, royalty-free basis. We agreed to grant rights to the UDI Promoters and future adopters of the UDI specification, in order to promote the adoption of our technology as an industry standard. We thereby limited our ability to rely on intellectual property law to prevent the adopters of the UDI specification from using certain specific elements of our intellectual property for certain purposes for free.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which can result in significant, protracted litigation. In December 2006, we settled our longstanding litigation with Genesis Microchip, Inc. (Genesis), and in January 2007, we filed an action against Analogix Semiconductor, Inc (Analogix) alleging copyright infringement, misappropriation of trade secrets, and unlawful, unfair and fraudulent business practices. For a more detailed description of the settlement agreement with Genesis and our lawsuit against Analogix, see Part I, Item 3 — Legal Proceedings.

Competition

The markets in which we participate are intensely competitive and are characterized by rapid technological change, evolving standards, short product life cycles and decreasing prices. We believe that some of the key factors affecting competition in our markets are levels of product integration, compliance with industry standards, time-to-market, cost, product capabilities, system design costs, intellectual property, customer support, quality and reputation.

In the consumer electronics market, our digital interface products are used to connect new cable set-top boxes, satellite set-top boxes, and DVD players to DTVs. These products incorporate, HDMI with HDCP or DVI and HDCP support. Companies competing for sales of DVI-HDCP solutions include Analog Devices, Texas Instruments, Thine, Broadcom, Conexant, Mstar, and Genesis. We compete for sales of HDMI products with companies such as Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba. In addition, our video processor products face competition from products sold by AV Science, Broadcom, Focus Enhancements, Genesis, Mediamatics, Micronas Semiconductor, Oplus, Philips Semiconductor, Pixelworks, ATI and Trident. We also compete, in some instances, against in-house processing solutions designed by large consumer electronics OEMs.

In the PC market, our products face competition from a number of sources. We offer a number of HDMI and DVI solutions to the PC market and we compete against several companies such as Analog Devices, Genesis, MRT, ATI Technologies, Broadcom, Chrontel, Conexant, National Semiconductor, nVidia, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine. DisplayPort is a new digital display interface standard being put forth by the VESA (Video Electronics Standards Association) that defines a digital audio/video interconnect, intended to be used primarily between a computer and its display monitor, or a computer and a home-theater system. Several companies have announced that they expect to introduce products based on the DisplayPort standard including AMD, Genesis, and nVidia, and these products may compete with our DVI and HDMI products.

Our SATA products compete with similar products from Marvell Technology, VIA Technologies, Silicon Integrated Systems, J-Micron, Atmel and Promise Technology. In addition, other companies, such as APT, Intel, LSI Logic, ServerWorks and Vitesse, have developed, or announced intentions to develop, SATA products. We also are likely to compete against Intel, nVidia, VIA Technologies, Silicon Integrated Systems, ATI Technologies, and other motherboard chip-set makers which have, or have announced intentions to integrate SATA functionality into their chipsets.

Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources, than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor and Texas Instruments, and consumer electronics manufacturers, such as Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba, may compete against us in the future. We cannot assure that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business.

Employees

As of December 31, 2006, we had a total of 442 employees, including 65 located outside of the United States. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We consider our relations with our employees to be good. In January, 2007 we purchased sci-worx GmbH from Infineon Technologies AG, and as a result of the acquisition, we added approximately 172 employees. For a more detailed discussion about the acquisition, please refer to Note 11- Subsequent Events of the notes to our Consolidated Financial Statements. We depend on the continued service of our key technical, sales and senior management personnel, and our ability to attract and retain additional qualified personnel. If we are unable to hire and retain qualified personnel, our business will be seriously harmed.

Available Information

Our Internet website address is www.siliconimage.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, the Annual Report on Form 10-K. We make available free of charge, through our Internet website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

To receive a free copy of this Form 10-K, please forward your written request to Silicon Image, Inc., Attn: Investor Relations, 1060 East Arques Avenue, Sunnyvale, California 94085.

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

The revenue and income potential of our business and the markets we serve are early in their lifecycle and are difficult to predict. The Digital Visual Interface (DVI) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of CE and storage IC products in mid-to-late 2001. The preliminary SATA specification was first published in August 2001. The HDMI specification was first released in December 2002. Our SteelVinetm storage architecture was first released in September 2004. Moreover, there are standards such as DisplayPort, in or expected to be in the market place which competes with DVI and HDMI. DisplayPort is a new digital display interface standard being put forth by the VESA (Video Electronics Standards Association). It defines a new digital audio/video interconnect, intended to be used primarily between a computer and its display-monitor, or a computer and a home-theater system. Other new standards have been and in the future may be introduced from time to time which could impact our success. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

Our annual and quarterly operating results may fluctuate significantly and are difficult to predict.

Our annual and quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

•	the growth, evolution and rate of adoption of industry standards for our key markets, including consumer electronics, digital-ready PCs and displays, and storage devices and systems;

•	the fact that our licensing revenue is heavily dependent on a few key licensing transactions being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected, and our concentrated dependence on a few licensees in any period for substantial portions of our expected licensing revenue and profits;

•	the fact that our licensing revenue has been uneven and unpredictable over time, and is expected to continue to be uneven and unpredictable for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter;

•	competitive pressures, such as the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products, including integration into their products of functionality offered by our products, the prices set by competitors for their products, and the potential for alliances, combinations, mergers and acquisitions among our competitors;

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations regarding the timing and extent to which digital content must be made available to consumers;

•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components; and

•	the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.

Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our future annual and quarterly operating results are highly dependent upon how well we manage our business.

Our annual and quarterly operating results may fluctuate based on how well we manage our business. Some of these factors include the following:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels, and manage other matters necessary to enter new market segments;

•	our ability to successfully manage our business in multiple markets such as CE, PC, and storage, which may involve additional research and development, marketing or other costs and expenses;

•	our ability to enter into licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;

•	our ability to engineer customer solutions that adhere to industry standards in a timely and cost-effective manner;

•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;

•	our ability to manage joint ventures and projects, design services, and our supply chain partners;

•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;

•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;

•	the success of the distribution and partner channels through which we choose to sell our products and

•	our ability to manage expenses and inventory levels; and

•	our ability to successfully implement our plans to transfer certain of our technology, sales administration and procurement functions offshore to be closer to customers and suppliers, lower our tax liability, and reduce certain costs.

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

Our products face competition from companies selling similar discrete products, and from companies selling products such as chipsets with integrated functionality. Our competitors include semiconductor companies that focus on the CE, display or storage markets, as well as major diversified semiconductor companies, and we expect that new competitors will enter our markets. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, including solutions that integrate the functionality of our products into their solutions. In addition, potential OEM customers may have internal semiconductor capabilities, and may develop their own solutions for use in their products rather than purchasing them from companies such as us. Some of our competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and as a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor and Texas Instruments, and CE manufacturers, such as Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba, may compete against us in the future. Some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in, and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

Our success depends in part on demand for our new products.

Our future growth depends in part on the success of our ability to develop and market highly integrated Digital TV SoC solutions and HDTV input processors which we have recently introduced into the market and which may or may not contribute significantly to our overall CE revenue. In the storage market, our growth depends in part on market acceptance of our product offerings based on our SteelVine architecture. These products may not achieve the desired level of market acceptance in the anticipated timeframes. These products are subject to significant competition from established companies that have been selling such products for longer periods of time than Silicon Image.

Demand for our consumer electronics products is dependent on continued adoption and widespread implementation of the HDMI specification.

Our success in the CE market is largely dependent upon the continued adoption and widespread implementation of the HDMI specification. Demand for our products may be inhibited by unanticipated unfavorable changes in or new regulations that delay or impede the transition to digital broadcast technologies in the U.S. or abroad. Demand for our consumer electronics products may also be inhibited in the event of negative consumer experience with HDMI technology as more consumers put it into service. Transmission of audio and video from “player devices” (such as a DVD player or set-top box) to intermediary devices (such as an audio-video receiver (AVR)) to displays (such as an HDTV) over HDMI with HDCP represents a combination of new technologies working in concert. Complexities with these technologies, the interactions between content protection technologies and HDMI with HDCP, and the variability in HDMI implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Such occurrences could negatively impact consumer acceptance of HDMI, which could inhibit demand for our consumer electronics products. In addition, we believe that the rate of HDMI adoption may be accelerated by FCC rules and European Information Communications and Consumer Electronics Technology Industry Associations (EICTA) and Cable & Satellite Broadcasting Association of Asia (CASBAA) recommendations described below.

In the United States, the FCC issued its Plug and Play order in October 2003. In November 2003 and March 2004, these rules, known as the Plug & Play Final Rules (Plug & Play Rules), became effective. The Plug and Play Rules are relevant to DVI and HDMI with respect to high definition set-top boxes and the labeling of digital cable ready televisions. Regarding high-definition set-top boxes, the FCC stated that, as of July 1, 2005, all high definition set-top boxes acquired by cable operators for distribution to subscribers would need to include either a Digital Visual Interface (DVI) or High-Definition Multimedia Interface (HDMI) with HDCP. Regarding digital cable ready televisions, the FCC stated that a 720p or 1080i unidirectional digital cable television may not be labeled or marketed as digital cable ready unless it includes the following interfaces DVI or HDMI with HDCP according to a phase-in timetable. In the past, the FCC has made modifications to its rules and timetable for the DTV transition and it may do so in the future. We cannot predict whether these FCC rules will be amended prior to completion of the phase-in dates or that such phase-in dates will not be delayed. In addition, we cannot guarantee that the FCC will not in the future reverse these rules or adopt rules requiring or supporting different interface technologies, either of which would adversely affect our business.

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

In addition, the HDMI founders decided to reduce the annual license fee payable by HDMI adopters from $15,000 to $10,000 per year effective on November  1, 2006 for all adopters after that date in order to encourage more widespread adoption of HDMI. The annual fees collected by our subsidiary HDMI Licensing, LLC are recognized as revenues by us. Accordingly, if there are not sufficient new adopters of HDMI to offset the reduction in the annual license fee payable per adopter, our revenues will be negatively impacted.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ product offerings are not commercially successful.

Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on equipment manufacturers to select our products to be designed into their products. Without these “design wins,” it becomes difficult to sell our products. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may be our competitors and, accordingly, may not supply this information to us on a timely basis, if at all. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an equipment manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful or that we will receive any revenue from that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers generally can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ equipment incorporating our products will ever be commercially successful.

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers generally need three months to over six months to test, evaluate and adopt our product and an additional three months to over nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we incur operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, anticipated sales could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that if we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

Our customer may not purchase anticipated levels of products, which can result in increased inventory levels

We generally do not obtain firm, long-term purchase commitments from our customers, and, in order to accommodate the requirements of certain customers, we may from time to time build inventory that is specific to that customer in advance of receiving firm purchase orders. The short-term nature of our customers’ commitments and the rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. Should the customer’s needs shift so that they no longer require such inventory, we may be left with excessive inventories, which could adversely affect our operating results.

We depend on a few key customers and the loss of any of them could significantly reduce our revenue.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2006, shipments to Microtek Corporation, a distributor, generated 16% of our revenue, shipments to Innotech Corporation, a distributor, generated 16% of our revenue and shipments to World Peace Industrial, a distributor, generated 12% of our revenue. For the year ended December 31, 2005, shipments to World Peace International generated 17% of our revenue and shipments to Microtek generated 11% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

•	one or more of our customers, including distributors, becomes insolvent or goes out of business;

•	one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or

•	one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

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

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 50% of our revenue for the year ended December 31, 2006, 52% of our revenue for the year ended December 31, 2005, and 45% of our revenue for the year ended December 31, 2004. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new storage products for the consumer and small to medium-sized business markets and we expect to introduce new CE, PC and storage products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•	accurate prediction of market requirements and evolving standards, including enhancements or modifications to existing standards such as HDMI, HDCP, DVI, SATA I and SATA II;

•	identification of customer needs where we can apply our innovation and skills to create new standards or areas for product differentiation that improve our overall competitiveness either in an existing market or in a new market;

•	development of advanced technologies and capabilities, and new products that satisfy customer requirements;

•	competitors’ and customers’ integration of the functionality of our products into their products, which puts pressure on us to continue to develop and introduce new products with new functionality;

•	timely completion and introduction of new product designs;

•	management of product life cycles;

•	use of leading-edge foundry processes and achievement of high manufacturing yields and low cost testing;

•	market acceptance of new products; and

•	market acceptance of new architectures like SteelVine.

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

There are risks to our global strategy

During 2006, we commenced the implementation of a global strategy that we believe will, in the long run, result in certain operational benefits as well as provide us with a lower overall tax rate. There can be no assurances that, when completed, the Company’s efforts will produce the anticipated operational benefits or provide an overall lower tax rate for the Company. The expected benefits will depend on a number of factors, including our future business results and profitability, and the effectiveness and timing of our implementation of our global strategy. The Company may experience continued unbenefited foreign losses and, as a result, higher tax rates until its global strategy is operational. As a result of undertaking these efforts, we anticipate an overall tax rate in 2007 that is materially higher than our combined federal, state and foreign statutory tax rate of approximately 41%. While we expect declines in our annual effective tax rate after 2007, we may continue to experience higher tax rates until our new global strategy is operational. We currently expect our global strategy to be operational by 2008. However, there can be no assurance that the strategy will be operational by that time.

We have made acquisitions in the past and may make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.

Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. Acquisitions of companies or intangible assets is a strategy we may use to develop new products and enter new markets. In January 2007, we completed the acquisition of sci-worx. We may acquire additional companies or technologies in the future. Acquisitions involve numerous risks, including, but not limited to, the following:

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

Our acquisition of sci-worx GmbH exposes us to a variety of risks.

We acquired sci-worx, a limited liability company based in Germany, in January 2007. In addition to the acquisition-related risks described in the risk factor above, this acquisition may expose us to complexities of operating in Germany, a country in which we have not previously had significant operations and whose regulatory framework with which we are unfamiliar, and of difficulties in managing and integrating approximately 172 employees based in Germany. In addition, the technologies acquired from sci-worx may require significant additional development before it can be marketed and may not generate sufficient revenue to offset expenses associated with the acquisition. Any of these problems or factors with respect to the acquisition of sci-worx could adversely affect our business, financial condition or results of operations.

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

The semiconductor industry is characterized by significant downturns and wide fluctuations in supply and demand. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third-party suppliers. Production capacity for fabricated semiconductors is subject to allocation, whereby not all of our production requirements would be met. This may impact our ability to meet demand and could also increase our production costs and inventory levels. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions. Our financial performance has been and may in the future be, negatively impacted by downturns in the semiconductor industry. In a downturn situation, we may incur substantial losses if there is excess production capacity or excess inventory levels in the distribution channel.

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

We do not own or operate a semiconductor fabrication facility. We rely on third party semiconductor manufacturing companies overseas to produce the vast majority of our semiconductor products. We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply, potentially resulting in higher inventory levels;

•	lack of availability of, or delayed access to, next-generation or key process technologies; and

•	limitations on our ability to transition to alternate sources if services are unavailable from primary suppliers.

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the years ended December 31, 2006, 2005 and 2004, approximately 79%, 74%, and 72% of our revenue respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and, with our recent acquisition of sci-worx GmbH, we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

•	political, social and economic instability;

•	exposure to different business practices and legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	nationalization of business and blocking of cash flows;

•	trade and travel restrictions

•	the imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in taxation and tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition;

•	expense and difficulties in protecting our intellectual property in foreign jurisdictions;

•	exposure to possible litigation or claims in foreign jurisdictions; and

•	potentially adverse tax consequences.

Any of the factors described above may have a material adverse effect on our ability to increase or maintain our foreign sales. In addition, original equipment manufacturers that design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products are denominated exclusively in United States dollars, relative increases in the value of the United States dollar will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace. This in turn could lead to a reduction in sales and profits.

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

Our participation in working groups for the development and promotion of industry standards in our target markets, including the Digital Visual Interface, HDMI, and UDI specifications, requires us to license some of our intellectual property for free or under specified terms and conditions, which may make it easier for others to compete with us in such markets.

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

Our success depends in part on our relationships with Sunplus and other strategic partners.

We have entered into strategic partnerships with third parties. In February 2007, the Company entered into a Video Processor Design License Agreement with Sunplus. Under the terms of the license agreement, we will receive a license to use and further develop advanced video processor technology. The license agreement provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. We paid Sunplus $10.0 million of the consideration for the licensed technology and related deliverables in February 2007, and are required to pay the remaining $25.0 million upon delivery and completion of certain milestones. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. The license agreement also provides for the grant to Sunplus of a license to certain of our intellectual property, for which Sunplus has agreed to pay us $5.0 million upon delivery and acceptance of such intellectual property. We believe that the intellectual property licensed under this license agreement will enhance our ability to develop DTV technology and other consumer product offerings. The success of the agreement depends upon our successful integration of the operations of sci-worx, which will be critical to our ability to develop products based on the licensed IP. The success of the agreement also depends upon the continued market acceptance of our HDTV and consumer products. The achievement of milestones upon which the payments to Sunplus are contingent may also not be achieved. We may not succeed in developing successful products based on the Sunplus intellectual property.

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

Intel has a dominant role in many of the markets in which we compete, such as PCs and storage, and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:

•	Intel and Silicon Image have been parties to business cooperation agreements;

•	Intel and Silicon Image are parties to a patent cross-license;

•	Intel and Silicon Image worked together to develop HDCP;

•	an Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;

•	Intel and Silicon Image were two of the promoters of the DDWG;

•	Intel and Silicon Image are two of the promoters of the Unified Display Interface Working Group;

•	Intel is a promoter of the SATA working group, of which we are a contributor;

•	Intel is a supplier to us and a customer for our products;

•	we believe that Intel has the market presence to drive adoption of SATA by making it widely available in its chipsets and motherboards, which could affect demand for our products;

•	we believe that Intel has the market presence to affect adoption of HDMI by either endorsing complementary technology or promulgating a competing standard, which could affect demand for our products;

•	Intel may potentially integrate the functionality of our products, including SATA, DVI, or HDMI into its own chips and chipsets, thereby displacing demand for some of our products;

•	Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;

•	Intel’s technology, including its 845G chipset, may lower barriers to entry for other parties who may enter the market and compete with us; and

•	Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.

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

On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”), a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets, and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of Silicon Image’s intellectual property rights, copied and used our proprietary register maps and semiconductor configuration software by gaining unauthorized access to Silicon Image’s proprietary and confidential information, illegally copied and modified Silicon Image’s semiconductor configuration software, and knowingly and unlawfully encouraged its existing and prospective customers to modify and use Silicon Image’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope, and in violation of, the rights granted under Silicon Image’s software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we are seeking an injunction barring Analogix from infringement of Silicon Image’s intellectual property rights.

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

The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, SFAS No. 123R, Share Based Payment, requires us to record compensation expense for options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future.

We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:

•	In January 2005, Steve Laub (who replaced David Lee in November 2004) resigned from the positions of chief executive officer and president and from the board of directors, Steve Tirado was appointed as chief executive officer and president and to the board as well, and Chris Paisley was appointed chairman of the board of directors.

•	In February 2005, Jaime Garcia-Meza was appointed as vice president of our storage business.

•	In April 2005, Robert C. Gargus retired from the position of chief financial officer and Darrel Slack was appointed as his successor.

•	In April 2005, four of our then independent outside directors, David Courtney (chairman of the audit committee), Keith McAuliffe, Chris Paisley (chairman of the board) and Richard Sanquini, resigned from our board of directors and board committees.

•	In April 2005, Darrel Slack, our then chief financial officer, was elected to our board of directors.

•	In May 2005, Masood Jabbar and Peter Hanelt were elected to our board of directors.

•	In June 2005, David Lee did not stand for re-election as a director at our annual meeting of stockholders, and accordingly, Dr. Lee resigned from our board of directors.

•	In June 2005, PricewaterhouseCoopers LLP resigned as our independent registered public accounting firm. In July 2005, we appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

•	In August 2005, Darrel Slack began a personal leave of absence.

•	In August 2005, Dale Brown resigned from the positions of chief accounting officer and corporate controller.

•	In August 2005, Robert Freeman was appointed as interim chief financial officer and chief accounting officer.

•	In September 2005, Darrel Slack resigned from the position of chief financial officer and from our board of directors and the board of directors of HDMI Licensing, LLC, our wholly-owned subsidiary.

•	In October 2005, William George was elected to our board of directors.

•	In October 2005, Robert Bagheri resigned from the position of executive vice president of operations.

•	In October 2005, John LeMoncheck, then vice president, consumer electronics and PC/display, left Silicon Image.

•	In October 2005, John Shin was appointed as interim vice president, consumer electronics and PC/display businesses and served in that position until February 2006. Mr. Shin serves as vice president of engineering, and has held that position since October 2003.

•	In November 2005, Robert Freeman’s position changed from interim chief financial officer to chief financial officer.

•	In December 2005, William Raduchel was elected to our board of directors.

•	In January 2006, Dale Zimmerman was appointed as our vice president of worldwide marketing.

•	In February 2006, John Hodge was elected to our board of directors.

•	In September 2006, Patrick Reutens resigned from the position of chief legal officer.

•	In January 2007, Edward Lopez was appointed as our chief legal officer.

•	In February 2007, David Hodges advised our board of directors that he has decided to retire and as such will not stand for reelection to our board of directors when his current term expires at our 2007 Annual Meeting of Stockholders.

Such past and future transitions may continue to result in disruptions in our operations and require additional costs.

We have completed a voluntarily-initiated internal review of our historical stock option compensation practices and the SEC is conducting an informal inquiry into our past option-granting practices. This inquiry may not be resolved favorably and may require a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, financial condition, results of operations and cash flows.

During 2006, we initiated a voluntary internal review of our historical stock option compensation practices. The Audit Committee of our Board of Directors reviewed and accepted management’s findings and conclusions upon the completion of the internal review. The review did not identify any wrongdoing or misconduct by past or current employees. As a result of the review, we recorded a net stock-based compensation charge in the fourth quarter of 2006 in the amount of $95,000 related to options granted on two dates where we concluded that a different measurement date was appropriate. We concluded that it was not necessary to make any adjustment to any previously issued financial statements. Subsequent to our initiation of this review, we received written notice from the SEC that it is conducting an informal inquiry into the Company’s option-granting practices during the period January 1, 2004 through October 31, 2006. We are cooperating fully with the SEC.

We cannot predict the outcome of the informal inquiry by the SEC, when it will be completed or whether it will result in accounting adjustments or other negative implications. Responding to the SEC inquiry could require us to incur substantial expenses for legal, accounting and other professional services and divert our management’s attention from our business and could adversely affect our business, financial condition, results of operations and cash flows.

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

We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July  27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and plaintiffs filed an opposition to that motion on November 1, 2006. Defendants filed a reply to plaintiffs’ opposition on December 15, 2006, and with leave of Court, plaintiffs filed a surreply on January 16, 2007. The Court vacated the hearing on this motion that was scheduled for February 9, 2007. On February 23, 2007, the Court granted defendants’ motion to dismiss the Third CAC with leave to amend.

Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in areas susceptible to natural disasters.

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the years ended December 31, 2006, 2005 and 2004 customers and distributors located in Japan generated 35%, 22%, and 20%, of our revenue respectively and customers and distributors located in Taiwan generated 20%, 25% and 25% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

The United States has taken, and continues to take, military action against terrorism and currently has troops in Iraq and in Afghanistan. In addition, the current nuclear arms crises in North Korea and Iran could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEM’s products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

Changes in environmental rules and regulations could increase our costs and reduce our revenue.

Several jurisdictions have implemented rules that would require that certain products, including semiconductors, be made lead-free. All of our products are available to customers in a lead-free format. While we believe that we are generally in compliance with existing regulations, such environmental regulations are subject to change and the jurisdictions may impose additional regulations which could require us to incur costs to develop replacement products. These changes will require us to incur cost or may take time or may not always be economically or technically feasible, or may require disposal of non-compliant inventory. In addition, any requirement to dispose or abate previously sold products would require us to incur the costs of setting up and implementing such a program.

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

Our principal operating facility, consisting of approximately 143,569 square feet of space in Sunnyvale, California, is leased through July 31, 2011. We also have approximately 28,648 square feet of space in Irvine, California, which is leased through November 30, 2008. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations. We also lease sales, marketing and operation support offices in China, Germany, Japan, Korea, Taiwan, Turkey and the United Kingdom. We believe that our facilities are adequate to meet our operational requirements at least through the end of 2007.

Item 3.	Legal Proceedings

In 2001, we filed a suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for patent infringement. In December 2002, the parties entered into a Memorandum of Understanding (MOU), which apparently settled the case. Disputes arose, however, regarding the interpretation of certain terms of the MOU, and after further court proceedings it was held that the MOU constituted a binding settlement agreement, and should be interpreted in accordance with the our position. The legal action is now terminated. On December 21, 2006, the parties entered into a Settlement and License Agreement (the “Settlement Agreement”).

The Settlement Agreement grants Genesis certain licenses in exchange for payment of various fees and royalties. Pursuant to the Settlement Agreement, we agreed to grant to Genesis a worldwide, nonexclusive license to all of Silicon Image’s patents with a priority date on or before September 1, 2006. We recorded $11.8 million of royalty revenue and $5.4 million of reimbursement of litigation costs from the Settlement Agreement in the fourth quarter of 2006. Genesis has also agreed to pay us accrued and running royalties on all Genesis products compliant with the DVI 1.0 standard or the HDMI 1.0 standard (and/or any minor updates to the HDMI 1.0 standard). The parties have also agreed to mutually release each other from all claims, causes of action and liability arising prior to the date of the Settlement Agreement relating to the MOU, the litigation settled by the MOU and subsequent litigation over the interpretation of the MOU, all claims and counterclaims in such litigations, and claims of infringement of any patent licensed by Silicon Image to Genesis pursuant to the Settlement Agreement by the manufacture, use, offer for sale, sale or importation of a royalty-bearing product. However, such release does not affect Genesis’ right to challenge or assert claims, counterclaims or defenses with respect to the patents Silicon Image asserted in the prior litigation, including non-infringement, invalidity or unenforceability, provided that any such challenge or assertion by Genesis shall only be in response to an assertion or reasonable apprehension of assertion of such patents against Genesis or against the use, manufacture, importation, offering for sale or sale of Genesis products, or products incorporating a Genesis product to the extent such assertion implicates a Genesis product, by Genesis’ suppliers, manufacturers, licensees, distributors, resellers or customers. The Settlement Agreement also provides for a mutual covenant not to sue the other party for a period of three years. Subject to the terms of the Settlement Agreement, Genesis’ covenant not to sue is assignable on a change of control of Silicon Image to an acquiror of Silicon Image, with respect to Silicon Image products that have been commercially produced and sold prior to the change of control date, and shall continue only for the remainder of the term of the covenant and only with respect to patents owned by Genesis existing at the time of the change of control. We are not aware of any current disputes with Genesis. The Settlement Agreement expires on September 30, 2014, unless earlier terminated pursuant to its terms.

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

We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third

CAC on September 1, 2006 and plaintiffs filed an opposition to that motion on November 1, 2006. Defendants filed a reply to plaintiffs’ opposition on December 15, 2006, and with leave of Court, plaintiffs filed a surreply on January 16, 2007. The Court vacated the hearing on this motion that was scheduled for February 9, 2007. On February 23, 2007, the court granted defendants’ motion to dismiss the Third CAC with leave to amend.

On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”), a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets, and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of Silicon Image’s intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to Silicon Image’s proprietary and confidential information, illegally copied and modified Silicon Image’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use Silicon Image’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope, and in violation of, the rights granted under, Silicon Image’s software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we are seeking an injunction barring Analogix from infringement of Silicon Image’s intellectual property rights.

On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. We are fully cooperating with the SEC in this matter.

During 2006, we initiated a voluntary internal review of our historical stock option compensation practices. The Audit Committee of our Board of Directors reviewed and accepted management’s findings and conclusions upon the completion of the internal review. The review did not identify any wrongdoing or misconduct by past or current employees. As a result of the review, we recorded a net stock-based compensation charge in the fourth quarter of 2006 in the amount of $95,000 related to options granted on two dates where we concluded that a different measurement date was appropriate. We concluded that it was not necessary to make any adjustment to any previously issued financial statements. Subsequent to our initiation of this review, we received written notice from the SEC that it is conducting an informal inquiry into the Company’s option-granting practices during the period January 1, 2004 through October 31, 2006. We are cooperating fully with the SEC.

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

Our common shares have been traded on the NASDAQ Stock Market since our initial public offering on October 6, 1999. Our common shares trade under the symbol “SIMG”. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low

2006
Fourth Quarter	$14.52	$10.96
Third Quarter	12.99	8.64
Second Quarter	12.17	8.21
First Quarter	11.87	9.45
2005
Fourth Quarter	$10.27	$7.06
Third Quarter	12.25	8.89
Second Quarter	12.40	9.50
First Quarter	16.55	9.26

As January 31, 2007, we had approximately 112 holders of record of our common stock, and the closing price of our common stock was $12.09. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

On February 8, 2007, we announced that our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. As of March 1, 2007, no shares had yet been repurchased under this stock repurchase program.

Item 6.	Selected Financial Data

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except employees and per share data)

Statements of Operations Data:
Revenue	$294,958	$212,399	$173,159	$103,525	$81,539
Cost of revenue(1)	121,247	83,105	68,614	47,192	39,299

Gross margin	173,711	129,294	104,545	56,333	42,240
% of revenue	58.9%	60.9%	60.4%	54.4%	51.8%
Research and development(2)	$63,598	$44,860	$61,459	$43,386	$40,205
% of revenue	21.6%	21.1%	35.5%	41.9%	49.3%
Selling, general and administrative(3)	$67,597	$31,438	$42,183	$20,943	$19,976
% of revenue	22.9%	14.8%	24.4%	20.2%	24.5%
Income (loss) from operations	$47,252	$51,572	$(961)	$(17,719)	$(40,850)
Net income (loss)	$42,465	$49,549	$(324)	$(12,810)	$(40,092)
Net income (loss) per share:
Basic	$0.51	$0.63	$0.00	$(0.18)	$(0.62)
Diluted	$0.49	$0.59	$0.00	$(0.18)	$(0.62)
Weighted average shares — basic	82,787	79,254	75,081	69,412	64,283
Weighted average shares — diluted	86,791	83,957	75,081	69,412	64,283
Consolidated Balance Sheet and
Other Data as of Year End:
Cash, cash equivalents and short-term investments	$250,645	$151,562	$93,520	$37,254	$35,833
Working capital	262,080	152,204	97,107	37,674	27,787
Total assets	380,231	233,021	154,908	87,742	77,616
Other long-term liabilities	538	6,867	—	—	—
Total stockholders’ equity	305,222	176,546	122,079	62,393	48,170
Regular full-time employees	442	384	337	250	249
(1) Includes stock-based compensation expense (benefit)	$2,427	$(1,383)	$2,777	$583	$1,189
(2) Includes stock-based compensation expense (benefit)	11,108	(3,851)	16,647	6,863	7,396
(3) Includes stock-based compensation expense (benefit)	13,696	(3,297)	13,359	2,542	2,522

Note — Effective January 1, 2006, we adopted SFAS 123R “Share-Based Payment”. Stock-based compensation expense (benefit) for years prior to 2006 was calculated based on provisions of APB 25 “Accounting for Stock Issued to Employees”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Headquartered in Sunnyvale, California., we are a leader in driving the design, development and implementation of semiconductors for the secure storage, distribution and presentation of high-definition content. We create and promote industry standards for digital content delivery such as DVI, HDMI and SATA, leveraging partnerships with global leaders in the consumer electronics and personal computing markets to meet the growing digital content needs of consumers worldwide. We have shipped more than 97 million HDMI/HDCP and DVI/HDCP semiconductor solutions. We are the leading provider of semiconductor intellectual property solutions for high-definition multimedia and data storage applications.

We market products to the CE, PC/display, and storage markets.

Our CE semiconductor products are used in a growing array of devices, including DTV, DVD, STBs, A/V Receivers, game consoles, camcorders, and digital still cameras.

In the PC market, we continue to be a leader in the DVI market. Our DVI products are marketed under our VastLane product family having shipped over 84 million components to date.

In the storage market, we have assumed a leadership role in SATA, a standard that is replacing PATA in desktop storage and making inroads in the enterprise arena due to its improved price/performance ratio.

In addition, we offer one of the most robust and comprehensively tested technology platforms in the consumer electronics industry through our Simplay Labs’ Simplay HDtm Testing Program. Simplay Labs, LLC, a wholly-owned subsidiary of Silicon Image, is a leading provider of testing technologies, tools and services for high- definition consumer electronics devices such as HDTVs, set-top boxes, A/V receivers and DVD players, helping manufacturers to achieve compatibility and deliver the highest- quality HDTV experience to consumers.

During 2006, we commenced the implementation of a global strategy that the Company believes will, in the long run, result in certain operational benefits as well as provide the Company with a lower annual effective tax rate that is lower than if we did not pursue this strategy. Our strategy involves an increased investment in technology and headcount outside the United States in order to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. As a result of undertaking these efforts, the Company anticipates an annual effective tax rate in 2007 to be in the 55% to 60% range which is materially higher than our combined federal, state and foreign statutory tax rate of approximately 41%. Assuming implementation of our global strategy, we expect our annual effective tax rate for 2008 to decline to a range of 39% to 43%. Longer term, we expect that our income tax rate will decline from that level. See “Risk Factors — There are risks to our global strategy”.

On January 3, 2007, we completed our acquisition of sci-worx, an intellectual property and design service provider specializing in multimedia, communications, and networking applications. We purchased sci-worx GmbH, from Infineon. We purchased all of the outstanding shares of capital stock of sci-worx and paid sci-worx’s intercompany debt to another Infineon subsidiary. The purchase price for the acquisition was $13.6 million in cash for sci-worx’ capital stock and its intercompany debt (net of its cash balances at closing). The newly acquired company is now referred to as Silicon Image Germany and has approximately 172 employees, based in Hanover, Germany. As a result of the acquisition, we expect our costs to increase primarily due to growth in acquired headcount and related expenses.

On February 5, 2007, we entered into a Video Processor Design License Agreement with Sunplus. Under the terms of the license agreement, Silicon Image will receive a license to use and further develop advanced video processor technology. The license agreement provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. We paid Sunplus $10.0 million of the consideration for the licensed technology and related deliverables in February 2007, and are required to pay the remaining $25.0 million upon delivery and completion of certain milestones. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. The license agreement also provides for the grant to Sunplus of a license to certain of our intellectual property, for which Sunplus has agreed to pay us $5.0 million upon delivery and acceptance of such intellectual property.

We anticipate that the technology licensed from Sunplus, along with the engineering talent and intellectual property recently acquired in the sci-worx transaction, will enhance and accelerate our ability to develop and offer a broader array of consumer product offerings, ranging from discrete HDMI chips to new integrated front-end DTV input processors and fully-integrated SoC DTV products.

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

Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is earned when the distributor sells the product to an end-user, at which time our sales price to the distributor becomes fixed. Our revenue is highly dependent on receiving pertinent and accurate data from our distributors in a timely fashion. Distributors provide us periodic data regarding the product, price, quantity, and end customer shipments as well as the quantities of our products they still have in stock. In determining the appropriate amount of revenue to recognize, we use this data and apply judgment in reconciling differences between their reported inventories and activities. If distributors incorrectly report their inventories or activities, or if our judgment is in error, it could lead to inaccurate reporting of our revenues and income. We have controls in place to minimize the likelihood of this occurrence, but there is no absolute assurance that this will not occur. Pursuant to our distributor agreements, older or end-of-life products are sold with no right of return and are not eligible for price concessions. Certain of our distributor agreements for new products also contain provisions that do not allow for product returns or price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in “Deferred margin on sale to distributors”, a component of current liabilities on our Consolidated Balance Sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sale to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing, and other factors. The majority of our distributors’ resale are priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a substantial portion of the “Deferred margin on the sale to distributor and related allowances on sales to distributors” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the Deferred margin on the sale to distributor and related allowances on sales to distributors that will be remitted back to the distributors. We do reduce deferred income by anticipated or determinable future price concessions.

License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until either cash is received if collection is not reasonably assured at the time of delivery or, in the event that the arrangement includes undelivered elements for which the fair value cannot be determined, until the earlier of such time that the fair value can be determined or the elements are delivered. The fair value of undelivered elements is generally based upon the price charged when the elements are sold separately. A number of our license agreements require customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables and either payment has been received or is expected within 90 days of acceptance. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available, and rely upon estimates in lieu of actual royalty reports when we have a sufficient history of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. To date, such “true-up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty reports are received. Revenues from such licenses are recognized proportionately as we perform services. On certain arrangements, revenues derived from development services are recognized using the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor-hours incurred. Our license revenue recognition depends upon many factors including development project status, completion of milestones, allocation of values to delivered items and customer acceptances.

Cash Equivalents and Short-Term Investments.

Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Short-term investments consist of taxable commercial paper, United States government agency obligations, corporate/municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock and have maturities greater than three months from the date of purchase. The fair market value, based on quoted market prices, of cash equivalents and short-term investments. Cost of securities sold is based on a specific identification method.

In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples and other key measures. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

Allowance for Doubtful Accounts

We review collectibility of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer, and the reason for the delinquency. Delinquent account balances are written-off after management has determined that the likelihood of collection is remote. Write-offs to date have not been material. At December 31, 2006, we had $40.2 million of gross accounts receivable and an allowance for doubtful accounts of $235,000. While we endeavor to accurately estimate the allowance, we may record unanticipated write-offs in the future.

Inventories

We record inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for variances between standard and actual. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products, and allocable indirect costs. We record differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statement of operations in order to state the inventories at actual costs on a FIFO basis. Standard costs are evaluated at least annually.

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

Goodwill and intangible assets

We account for goodwill and other intangibles in accordance with the Statement of Financial Accounting Standard No. 142 (SFAS No. 142), Goodwill and Other Intangible. This standard requires that goodwill be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization on the date we perform the analysis. Based on our annual impairment test performed for 2006, we concluded that there was no impairment of goodwill. However, there can be no assurance that we will not incur charges for impairment of goodwill in the future, which could adversely affect our earnings.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits, and deductions such as the tax benefit for export sales and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

Deferred Tax Assets

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. In general, a valuation allowance is established to reduce deferred tax assets to their estimated realizable value, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Prior to 2006, we had provided a valuation allowance against 100% of our net deferred tax assets. In 2006, we determined that our net deferred tax assets as of December 31, 2006 are more likely than not to be realized. Therefore, in 2006, we released the remaining valuation allowance of approximately $52.3 million that had reduced the carrying value of our deferred tax assets as of December 31, 2005. Approximately $14.3 million of the valuation allowance release relates to prior years windfall tax benefits on employee stock transactions that were included in the deferred tax asset for net operating loss carryforwards as of December 31, 2005. This portion of the valuation allowance release was recorded as a direct increase to additional paid-in capital instead of a reduction to the tax provision. At December 31, 2006, we had gross deferred tax assets, related primarily to stock-based compensation, accruals and reserves that are not currently deductible, and tax credit carry forwards of $23.4 million. At December 31, 2005 our gross deferred tax assets of $52.3 million consisted primarily of net operating loss carryforwards, tax credit carryforwards, and stock-based compensation not currently deductible for tax purposes. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.

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

Certain of our licensing agreements require that we indemnify our customers for expenses or liabilities resulting from claimed infringements of patent, trademark or copyright by third parties related to intellectual property content of our products. Certain of these indemnification provisions are perpetual from execution of the agreement (and, in some instances the maximum amount of potential future indemnification is not limited). To date, we have not paid any such claims or been required to defend any lawsuits with respect to a claim.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (SFAS No. 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We expect to adopt the provisions of FIN No. 48 beginning in the first quarter of 2007. We are currently evaluating the impact of adopting FIN No. 48 on our financial condition, results of operations and cash flows.

In September, 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement also requires expanded disclosures on the inputs used to measure fair value, and for recurring fair value measurements using unobservable inputs, which affects the earnings for the period. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. We are currently assessing the impact of adopting this Statement but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We have adopted SAB 108, and have considered its provisions in the preparation of our current financial statements and related disclosures and, as of December 31, 2006, it did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Reclassifications

Patent assertion costs (reimbursement), net, of ($5.2 million) for the year ended December 31, 2006 has been disclosed as a stand- alone caption in the accompanying Consolidated Statements of Operations. The patent assertion costs for the years ended December 31, 2005 and 2004 of $326,000 and $519,000 respectively, have been reclassified from selling, general and administrative expense to a stand-alone caption in the accompanying Consolidated Statements of Operations, to be consistent with the current year presentation. The reclassifications had no effect on the Company’s previously disclosed net loss, cash flows or stockholders’ equity.

Restructuring recovery of $220,000 for the year ended December 31, 2005 has been reclassified from a stand-alone caption in the accompanying Consolidated Statements of Operations, to selling, general and administrative expense to be consistent with the current year presentation. Restructuring expense included within the selling, general and administrative expense for the year ended December 31, 2006 totaled $25,000. The reclassifications had no effect on the Company’s previously disclosed net loss, cash flows or stockholders’ equity.

Annual Results of Operations

REVENUE

	2006	Change	2005	Change	2004
	(Dollars in thousands)

Consumer Electronics	$167,877	54.4%	$108,712	52.3%	$71,377
Personal Computer	49,399	0.4%	49,212	19.4%	41,223
Storage Products	33,098	(8.1)%	35,999	(9.4)%	39,750

Total product revenue	$250,374	29.1%	$193,923	27.3%	$152,350

Percentage of total revenue	84.9%		91.3%		88.0%
Development, licensing and royalties	$44,584	141.3%	$18,476	(11.2)%	$20,809
Percentage of total revenue	15.1%		8.7%		12.0%

Total revenue	$294,958	38.9%	$212,399	22.7%	$173,159

REVENUE (including development, licensing and royalty revenues (collectively, “licensing revenue”), by product line)

	2006	Change	2005	Change	2004
	(Dollars in thousands)

Consumer Electronics	$194,721	64.2%	$118,578	40.2%	$84,604
Personal Computer	58,761	16.4%	50,484	21.4%	41,585
Storage Products	41,476	(4.3)%	43,337	(7.7)%	46,970

Total revenue	$294,958	38.9%	$212,399	22.7%	$173,159

Total revenue for 2006 was $295 million and represented a sequential growth of 38.9% over 2005 driven by increased sales of our CE products. The increase in the CE product revenue was due primarily to strong sales volumes of HDMI receivers and transmitters. The increase in PC product revenue was driven primarily by PC transmitters that incorporate our DVI technology and our intelligent panel controllers, which are key components in LCD displays, partially offset by modest erosion in the average selling prices of products. Revenue from our DVI products are expected to decline in the future as DVI technology is replaced by HDMI and DisplayPort. The decrease in storage product revenue was due to the trend of declining sales of our legacy storage systems products, which are being phased out of customer applications, partially offset by contributions from our new SATA and SteelVine products. We have experienced erosion of average selling prices for all of our product categories. We expect average selling prices to continue to decline in the first quarter of 2007.

We license our technology in each of our areas of business, but usually limit the scope of the license to market areas that are complementary to our product sales and do not directly compete with our direct product offerings. The increase in licensing revenues in 2006 relative to 2005, was attributable primarily to recognition of royalty revenue of $11.8 million pursuant to the Genesis litigation settlement agreement, increased intellectual property licensing arrangements and the timing of revenue recognition for development projects.

Total revenue for 2005 was $212.4 million and represented a sequential growth of 22.7% over 2004. The increase in the CE product revenue was primarily due to strong sales of HDMI receivers and transmitters. The growth in PC product revenue was driven primarily by our new PC transmitters that incorporate our DVI technology and our intelligent panel controllers, which are key components in LCD displays, partially offset by erosion in the average selling prices of PC products. The decrease in storage product revenue was due to the trend of declining sales of our legacy storage systems products and Fibre Channel SerDes, which are being phased out of customer applications, partially offset by contributions from our new SATA and SteelVine products. The decrease in licensing revenues in 2005 relative to 2004, was attributable primarily to the deferral of revenue for certain development projects.

Products sold into the CE market have been increasing as a percentage of our total revenues and generated 57%, 51% and 41.% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. If we include licensing revenues, these percentages would be 66%, 56%, and 49% for the years ended December 31, 2006, 2005, and 2004, respectively. Demand for our CE products are driven primarily by the adoption rate of the HDMI standard within the CE market and we expect revenue from our CE products to continue to grow as a percentage of our total revenues as CE manufacturers continue to introduce new products using our HDMI 1.3 products.

Revenues from the PC market have been consistent, in dollar terms, in 2006 as compared to 2005 and 2004 and generated 17% of our revenue in 2006, 23% of our revenue in 2005, and 24% of our revenues in 2004. If we include licensing revenues, these percentages would be 20%, 24%, and 24% for the years ended December 31, 2006, 2005, and 2004, respectively. The slight increase in PC revenue for 2006 as compared to 2005 is primarily a result of sales of our DVI products increasing in 2006 due to the peaking of the adoption of the standard. We expect revenues from DVI products to decline in the future as it is replaced by HDMI and DisplayPort standards. While 2006 revenues grew in absolute dollars, our 2006 PC product revenues were negatively affected by battery recalls by major computer manufacturers as well as the late launch of Windows Vista operating system. Licensing revenues included in our revenues from the PC market increased substantially in 2006 due to the recognition of royalty revenues related to the settlement agreement with Genesis.

Products sold into the storage market, as a percentage of our total revenues, generated 11%, 17%, and 23% of our revenue for the years ended December 31, 2006, 2005, and 2004, respectively. If we include storage related licensing revenues, these percentages were 14%, 20%, and 27%, for the years ended December 31, 2006, 2005, and 2004, respectively. Demand for our storage semiconductor products is dependent upon the rate at which interface technology transitions from parallel to serial, market acceptance of our SteelVine architecture, and the extent to which SATA is integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary. In 2007, we anticipate our legacy storage semiconductor business and PATA revenues to continue decreasing as our SteelVine revenues are projected to increase.

Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of the intellectual property we license include a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development for licensees, licensing and royalties accounted for 15.1%, 8.7% and 12.0% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 was primarily due to recognition of $11.8 million of royalty revenues related to the Settlement Agreement with Genesis Microchip in the fourth quarter of 2006 and the recognition of revenue for certain development projects that were previously deferred. See detailed discussion under Part I Item 3- Legal Proceedings. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Although we attempt to make these factors predictable, many of these factors require significant judgments.

Commitments, Contingencies and Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 57%, 54%, and 47% of our revenue in 2006, 2005, and 2004, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. In 2006, 50% of our revenue was generated through distributors, compared to 52% in 2005 and 45% in 2004. Microtek comprised 16%, 11%, and 12% of our revenue in 2006, 2005, and 2004, respectively. Innotech Corporation, comprised 16%, 9% and 5% of our revenue in 2006, 2005 and 2004 respectively. World Peace Inc., comprised 12%, 17% and 15% of our revenue in 2006, 2005 and 2004 respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales (including licensing) to customers in Asia, including distributors, generated 72%, 74%, and 67% of our revenue in 2006, 2005 and 2004, respectively. The reason for our geographical concentration in Asia is that most of our products are incorporated into flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

COST OF REVENUE AND GROSS MARGIN

	2006	Change	2005	Change	2004
	(Dollars in thousands)

Cost of revenue(1)	$121,247	45.9%	$83,105	21.1%	$68,614
Total gross margin	$173,711	34.4%	$129,294	23.7%	$104,545
Gross margin as a percentage of total revenue	58.9%		60.9%		60.4%
(1) Includes stock-based compensation expense (benefit)	$2,427		$(1,383)		$2,777

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue), as a percentage of revenue was 58.9%, 60.9% and 60.4% for 2006, 2005 and 2004, respectively. The decrease in gross margin from 2005 to 2006 was primarily due to the recognition of stock-based compensation expense of $2.4 million under FAS 123R “Share-Based Payment” as compared to the stock compensation benefit of $1.4 million recorded in 2005 under APB 25 “Accounting for Stock Issued to Employees’’, erosion in the average selling prices of our products as a result of increased competition, and to a lesser extent by higher overhead expenses as a result of increase in headcount and related compensation. In 2007, we expect continued competitive pressures to continue to reduce our average selling prices. However, we plan to mitigate this average selling price erosion through cost reductions and new product launches with expected higher margins. Also as a result of the Sci-worx acquisition, we expect our gross margins to be adversely affected in the first quarter of 2007 by Silicon Image Germany’s existing design services activities and other customer programs which are currently charged against cost of revenue. We expect that the effect of the sci-worx acquisition on our gross margins will decline over time as Silicon Image Germany shifts its focus to new product development, which will be charged to research and development expenses.

The increase in gross margin from 2004 to 2005 was due to recognition of stock-based compensation benefit of $1.4 million in 2005 as compared to stock-based compensation expense of $2.8 million in 2004. The net change in stock-based compensation expense was partially offset by $2.3 million less in licensing revenue, which have a disproportionate impact on gross profit compared to product sales, erosion in the average selling prices of our products, and higher overhead expenses.

OPERATING EXPENSES

Research and Development	2006	Change	2005	Change	2004
	(Dollars in thousands)

Research and development(1)	$63,598	41.8%	$44,860	(27.0)%	$61,459
Percentage of total revenue	21.6%		21.1%		35.5%
(1) Includes stock-based compensation expense (benefit)	11,108		(3,851)		16,647

Research and development (“R&D”).  R&D expense consists primarily of compensation and related costs for employees, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense, including stock-based compensation expense, was $63.6 million, or 21.6% of revenue for 2006, compared to $44.9 million, or 21.1% of revenue, for 2005, and $61.5 million, or 35.5% of revenue, for 2004. The increase in R&D expenses in 2006 was primarily due to an increased headcount, performance bonus incentives and implementation of FAS 123R “Share-Based Payment” resulting in a recognition of stock-based compensation expense of $11.1 million as compared to the net stock compensation benefit of $3.9 million recorded in 2005 under APB 25 “Accounting for Stock Issued to Employees”. In addition, the increase also reflected increased use of consultants and the number of R&D projects and lower credit to expense from engineering projects funded by outside parties. While continuing to honor and support existing contract obligations assumed in connection with our acquisition of Silicon Image Germany, over time, we expect our R&D expense to increase as Silicon Image Germany shifts its focus to new product development.

The decrease in 2005 from 2004 was primarily due to the recognition of stock compensation benefit of $3.9 million in 2005 as compared to stock-based compensation expense of $16.6 million in 2004 as well as the benefit from a credit to expense of approximately $1.8 million related to three engineering projects that are being funded by outside parties, irrespective of the results of the projects. These items were partially offset by an increase in the number of R&D projects as well higher salaries and wages resulting from an increased number of engineers on staff. Additional costs are also attributable to the increasing level of complexity in our new products.

Selling, General and Administrative	2006	Change	2005	Change	2004
	(Dollars in thousands)

Selling, general and administrative(2)	$67,597	115.0%	$31,438	(25.5)%	$42,183
Percentage of total revenue	22.9%		14.8%		24.4%
(2) Includes stock-based compensation expense (benefit)	13,696		(3,297)		13,359

Selling, general and administrative(“SG&A”).  SG&A expense consists primarily of employee compensation and benefits, sales commissions, and marketing and promotional expenses. Including non-cash stock-based compensation expense, SG&A expense was $67.6 million or 22.9% of revenue, $31.4 million, or 14.8% of revenue for 2005, and $42.2 million, or 24.4% of revenue for 2004. The increase in SG&A expense in 2006 was primarily due to the recognition of stock-based compensation expense of $13.7 million under FAS 123R “Share-Based Payment” as compared to the stock compensation benefit of $3.3 million recorded in 2005 under APB 25 “Accounting for Stock Issued to Employees” and to a lesser extent by an increase in headcount and performance incentives in the form of bonuses to employees. The decrease in SG&A expense for 2005 was due to the $16.7 million stock compensation benefit and a significant decrease in legal costs relating to corporate governance issues. These items were partially offset by higher salaries and wages, higher fees for consulting and professional services, and higher commissions on higher sales.

Amortization of Intangible assets	2006	Change	2005	Change	2004
	(Dollars in thousands)

Amortization of intangible assets	$508	(53.7)%	$1,098	(18.4)%	$1,345
Percentage of total revenue	0.2%		0.5%		0.8%

Amortization of intangible assets.  During 2006, we recorded $508,000 of amortization of intangible assets, as compared to $1.1 million and $1.3 million for 2005 and 2004, respectively. The amortization expense recorded relates to intangible assets acquired in connection with the acquisition of Transwarp Networks.

Patent Assertion Costs (Reimbursement), Net	2006	Change	2005	Change	2004
	(Dollars in thousands)

Patent assertion costs (reimbursement), net	$(5,244)	(1708.6)%	$326	(37.2)%	$519
Percentage of total revenue	(1.8)%		0.2%		0.3%

Patent assertion costs (reimbursement), net.  The reimbursement of patent assertion costs in the amount of $5.4 million recorded in 2006 as a contra expense, relates to the reimbursement of litigation expenses incurred in connection with the Genesis litigation. Please refer to Part I Item 3-Legal Proceedings section for a detailed discussion of the Genesis litigation and settlement. Included in this caption are patent assertion costs. The reimbursement of $5.4 million has been offset by $143,000 in patent assertion costs incurred in 2006. The patent assertion costs for the years ended December 31, 2005 and 2004 of $326,000 and $519,000 respectively, have been reclassified from selling, general and administrative expense to a standalone caption in our Consolidated Statements of Operations to be consistent with the current year presentation.

Interest Income and other, Net	2006	Change	2005	Change	2004
	(Dollars in thousands)

Interest income and other, net	$9,205	169.9%	$3,410	374.9%	$718
Percentage of total revenue	3.1%		1.6%		0.4%

Interest income.  Interest income was $9.4 million, $3.6 million, and $945,000 for 2006, 2005 and 2004, respectively. The increases in interest income for each year was attributable primarily to the increased cash and investment balances and higher interest rates.

Other expenses, net.  Net other expenses were $233,000, $195,000, and $227,000 for 2006, 2005 and 2004, respectively.

Gain on Investment Security	2006	Change	2005	Change	2004
	(Dollars in thousands)

Gain on investment security	$—	(100.0)%	$1,297	40.1%	$926
Percentage of total revenue	0.0%		0.6%		0.5%

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

Provision for Income Taxes	2006	Change	2005	Change	2004
	(Dollars in thousands)

Provision for income taxes	$13,992	107.9%	$6,730	568.3%	$1,007
Percentage of total revenue	4.7%		3.2%		0.6%

Provision for Income Taxes.  For the year ended December 31, 2006, we recorded income tax expense of $14.0 million, compared to $6.7 million in 2005 and $1.0 million in 2004. Our effective income tax rate was 25% in 2006. In 2006, the difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to the following three items: (1) $18.5 million of federal loss carryforwards utilized, inclusive of $14.3 million related to excess stock option tax benefits for which the reduction of the related valuation allowance was recorded to additional paid-in capital, (2) $24.8 million associated with the impact of the release of our remaining valuation allowance inclusive of certain current year changes in the deferred tax asset to which the valuation allowance relates, and (3) $22.8 million of tax charges related to unbenefited foreign losses in connection with the ongoing implementation of a new global strategy. The tax charges related to unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. The new global strategy is designed to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. In future years, we expect to achieve both operational benefits and a lower annual effective tax rate as a result of the new global strategy. See “— Overview” and “Risk Factors — There are risks to our global strategy.”

The fiscal year 2005 tax expense of $6.7 million was due primarily to a $5.4 million non-cash charge associated with stock option exercises, while the remaining $1.3 million was primarily for taxes in certain foreign jurisdictions and U.S. alternative minimum tax. The income tax provision of $1.0 million recorded in 2004 was primarily for foreign withholding taxes payable in connection with our licensing contracts, other foreign taxes where we recently commenced operations, and a provision for U.S. alternative minimum tax.

Liquidity and Capital Resources

	2006	Change	2005	Change	2004
	(Dollars in thousands)

Cash and cash equivalents	$81,921	$4,044	$77,877	$54,597	$23,280
Short-term investments	168,724	95,039	73,685	3,445	70,240

Total cash, cash equivalents and short-term investment	$250,645	$99,083	$151,562	$58,042	$93,520
Percentage of total assets	65.9%		65.0%		60.4%
Total current assets	$336,551	$134,739	$201,812	$71,876	$129,936
Total current liabilities	(74,471)	(24,863)	(49,608)	(16,779)	(32,829)

Working capital	$262,080	$109,876	$152,204	$55,097	$97,107

Cash provided by operating activities	$46,003	$(9,617)	$55,620	$19,174	$36,446
Cash used in investing activities	(100,647)	(88,458)	(12,189)	40,951	(53,140)
Cash provided by financing activities	58,669	47,503	11,166	(10,874)	22,040
Effect of exchange rate changes on cash & cash equivalents	19	19	—	—	—

Net increase in cash and cash equivalents	$4,044	$(50,553)	$54,597	$49,251	$5,346

Our principal source of liquidity is cash provided by operations and exercise of stock options. At December 31, 2006, we had $262.1 million of working capital and $250.6 million of cash, cash equivalents and short-term investments. Our cash, cash equivalents and short-term investments increased by $99.1 million in 2006, compared to an increase of $58.0 million in 2005. We anticipate that we will continue to be able to fund future growth through cash provided from operations. We believe that our current cash, cash equivalents and short-term investment balances together with income derived from sales of our products and licensing will be sufficient to meet our liquidity requirements in the foreseeable future.

Operating Activities

Operating activities provided $46.0 million of cash during 2006 primarily due to non-cash stock-based compensation of $27.2 million.

Net accounts receivable increased to $39.9 million or 32.5% in 2006 reflecting increased revenue and the timing of sales. Inventories increased to $28.3 million at December 31, 2006 from $17.1 million at December 31, 2005. The increase is attributable primarily to increased sales, to a buildup of inventories of certain new products to in advance of sales, and to production levels of certain products that exceeded sales levels in late 2006. Our inventory turns decreased to 4.7 at December 31, 2006 from 6.0 at December 31, 2005. Inventory turns are computed on an annualized basis, using the most recent quarter results, and are a measure of the number of times inventory is replenished during the year. We plan to reduce inventory levels in early 2007 by shipping the material we have and reducing our purchases accordingly. Deferred revenue, which includes deferred intellectual property license revenue that is being recognized as completed over the contract, decreased $3.0 million or 36.4% in 2006, which is primarily related to the timing and recognition of revenue for which contracts exist. Deferred margin on sales to distributors increased to $17.7 million or 28.6% in 2006, as a result of overall increased shipments to distributors. Other current liabilities including accounts payable and accrued liabilities, increased to $51.5 million or 88.5% attributable primarily with the volume of our business, the timing of vendor payments, the accrual for income taxes of $12.7 million and the accrual for inventory related items and other items of $6.1 million.

Operating activities provided $55.6 million of cash during 2005. Increases in accounts receivable, inventories, accounts payable, accrued liabilities, deferred license revenue, and deferred margin on sales to distributors and decreases in prepaid assets and other current assets used $2.4 million in cash.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2006, 2005 and 2004 consisted primarily of purchases of short-term investments (net of proceeds from sales and maturities of investments) of $94.0 million, $8.2 million and $47.2 million, respectively, and purchases of property and equipment of $13.5 million, $6.2 million and $6.0 million, respectively. Our investments are in U.S. government notes and bonds, corporate notes and bonds, commercial paper and auction rate securities, and generated $9.4 million in interest income in 2006. We are not a capital-intensive business. Our purchases of property and equipment in 2006, 2005 and 2004 related mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

Net cash provided by financing activities in 2006 consisted primarily of proceeds from stock options exercises and ESPP purchases of $35.0 million and excess tax benefits from stock-based compensation of $23.9 million. Net cash flows provided by financing activities in 2005 and 2004 consisted primarily of proceeds from stock options exercises and ESPP purchases of $11.4 million and $23.7 million, respectively.

Cash requirements and commitments

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases and any strategic acquisitions.

Specifically, we expect our cash requirements in 2007 to include the following:

•	Acquisition — In January 2007, we spent approximately $13.6 million for the acquisition of sci-worx. In addition, we also expect to pay $40.0 million under a licensing arrangement with Sunplus. Please refer to Note 11- Subsequent Events to the Consolidated Financial Statements for a detailed discussion.

•	Commitments — We have approximately $18.1 million in commitments for 2007 as disclosed in the contractual obligations table below.

•	On February 8, 2007, we announced that our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. As of March 1, 2007, no shares had yet been repurchased under this stock repurchase program.

Debt and Lease Obligations

In November 2004, we leased certain capital equipment under a lease arrangement accounted for as a capital lease. The remaining principal balance was repaid during 2006 and there was no outstanding principal balance outstanding under this lease arrangement as of December 31, 2006. The principal balance outstanding under this arrangement as of December 31, 2005 was approximately $230,000.

In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility, including an additional 30,000 square feet of space in an adjacent building, that commenced in August 2003 and expires in July 2010. In June 2004, the lease terms were amended and we leased approximately 28,000 square feet of additional space (for a total leased area of approximately 109,803 square feet). The revised agreement provides for a rent free period for the additional space and thereafter initial base monthly rental payments of $107,607 and provides for annual increases of 3% thereafter. As a result of the lease modification we recorded an adjustment of $220,000 to the restructuring accrual with an offsetting reduction of our operating expense for the year ended December 31, 2005. In May 2006, we entered into an amendment to the operating lease agreement. The amendment expanded the leased premises to include approximately 34,000 square feet of space in an adjacent building. The lease expiration was extended to July 2011 and the monthly rental payments are $146,237 with annual increases of 3% thereafter.

In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. We subleased parts of this facility to three separate third parties. These sublease agreements were co-terminous leases and expired in November 2005. These subleases collectively generated monthly sublease income of approximately $40,000 to offset our payments. Effective December 2005, the original lease was terminated and we entered into a new non-cancelable operating lease agreement through November 2008. Under the terms of the new agreement, base monthly rental lease payments of $42,000 are required and increases annually 3% thereafter.

We also lease office space in China, Germany, Japan, Korea, Taiwan, Turkey and United Kingdom.

Rent expense totaled $2.6 million, $1.7 million, and $1.8 million in 2006, 2005, and 2004, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.

Future minimum payments for our software license commitments, operating leases, inventory and other purchase commitments and minimum royalty obligations at December 31, 2006 are as follows (in thousands):

	Payments Due In
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Software license commitments	$8,248	$3,971	$4,277	$—	$—
Operating lease obligations	10,529	2,851	4,643	3,035	—
Inventory purchase commitments	11,132	11,132	—	—	—
Minimum royalty obligation	100	100	—	—	—

Total	$30,009	$18,054	$8,920	$3,035	$—

Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next twelve months. We expect to continue to invest in property and equipment in the ordinary course of business. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenue, investments in inventory, property, plant and equipment and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. While, we believe that our current cash, cash equivalents and short-term investment balances together with income derived from sales of our products and licensing will be sufficient to meet our liquidity requirements in the foreseeable future, to the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available when we need them, or if available, we may not be able to obtain them on terms favorable to us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). All investments mature within one year from the date of purchase. We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. A sensitivity analysis was performed on our investment portfolio as of December 31, 2006. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$626,000	$1,253,000	$1,879,000

As of December 31, 2005, we had an investment portfolio of fixed income securities as reported in short-term investments, including those classified as cash equivalents of approximately $151.6 million. These securities are subject to interest rate fluctuations. The following represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$388,000	$776,000	$1,163,000

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and substantially all of our expenses are incurred in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. The Company’s objective for holding derivatives is to minimize foreign currency exposure associated with foreign currency denominated transactions. The Company does not enter into derivatives for speculative or trading purposes. The effect of an immediate 10% change in foreign currency exchange rates may impact our future operating results or cash flows as any such increases in our currency exchange rate may result in increased wafer, packaging, assembly or testing costs as well as ongoing operating activities in our foreign operations. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices for our products, which would negatively affect our operating results.

In December 2006, we entered into a forward exchange contracts in connection with the sci-worx acquisition, with an aggregate notional amount of 11.3 million Euros, or approximately $14.9 million based upon the exchange rate at December 29, 2006. The effect of an immediate 10% adverse change in exchange rates on forward exchange contracts would result in an approximate $1.5 million loss. See Note 5 to our consolidated financial statements included in Item 15(a) of this report.

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

For the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Remediation of Prior Year Material Weakness

During fiscal 2006, we took steps toward remediation of the material weakness in internal control over financial reporting which resulted from the failure to maintain effective controls over the accounting for income taxes and which we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q for the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006.

These remediation steps included the following actions:

1) engaging external tax advisors to assist in the analysis of complex tax accounting calculations and disclosures;

2) performing extensive reconciliations of our income tax accounts and balances;

3) performing additional related tax analysis and studies; and

4) accelerating the timing of certain tax review activities during the financial statement close process.

We believe these actions have strengthened our internal control over financial reporting and addressed the material weakness identified above.

The remediation steps set forth above were designed and initiated following the identification of the material weakness and deployed as soon as practicable during fiscal year 2006, during which time management continued to evaluate the operating effectiveness of our internal controls. All the steps identified in the above remediation plan were implemented as of December 31, 2006.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2006 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective and that the material weakness in our internal control over financial reporting related to our accounting for income taxes identified in our Annual Report on Form 10-K for the year ended December 31, 2005 has been remediated.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte& Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that our Board of Directors determined that the material weakness we previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q for the quarters ended September 30, 2006, June 30, 2006 and March 31, 2006 relating to our income tax processes, procedures and controls had been remediated as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Silicon Image, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), effective January 1, 2006.

/s/  DELOITTE & TOUCHE LLP
San Jose, California
March 1, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

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

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$81,921	$77,877
Short-term investments	168,724	73,685
Accounts receivable, net of allowances for doubtful accounts of $235 on December 31, 2006 and $417 on December 31, 2005	39,931	30,141
Inventories	28,287	17,072
Prepaid expenses and other current assets	4,895	3,037
Deferred income taxes	12,793	—

Total current assets	336,551	201,812

Property and equipment, net	18,431	9,613
Goodwill	13,021	13,021
Intangible assets, net	78	585
Deferred income taxes, non-current	10,580	—
Other assets	1,570	7,990

Total assets	$380,231	$233,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,187	$13,372
Accrued and other liabilities	37,308	13,952
Debt obligations and capital leases	—	230
Deferred license revenue	5,264	8,283
Deferred margin on sales to distributors	17,712	13,771

Total current liabilities	74,471	49,608

Other long-term liabilities	538	6,867

Total liabilities	75,009	56,475

Commitments and contingencies (Notes 5 and 8)
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 86,484,628 — 2006 and 80,491,557 — 2005	87	80
Additional paid-in capital	386,258	307,149
Unearned compensation	—	(6,742)
Accumulated deficit	(80,964)	(123,429)
Accumulated other comprehensive loss	(159)	(512)

Total stockholders’ equity	305,222	176,546

Total liabilities and stockholders’ equity	$380,231	$233,021

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue:
Product	$250,374	$193,923	$152,350
Development, licensing and royalties	44,584	18,476	20,809

Total revenue	294,958	212,399	173,159
Cost of revenue and operating expenses:
Cost of revenue(1)	121,247	83,105	68,614
Research and development(2)	63,598	44,860	61,459
Selling, general and administrative(3)	67,597	31,438	42,183
Amortization of intangible assets	508	1,098	1,345
Patent assertion costs (reimbursement), net	(5,244)	326	519

Total cost of revenue and operating expenses	247,706	160,827	174,120

Income (loss) from operations	47,252	51,572	(961)
Interest income	9,438	3,605	945
Other expenses, net	(233)	(195)	(227)
Gain on investment security	—	1,297	926

Income before provision for income taxes	56,457	56,279	683
Provision for income taxes	13,992	6,730	1,007

Net income (loss)	$42,465	$49,549	$(324)

Net income (loss) per share — basic	$0.51	$0.63	$(0.00)

Net income (loss) per share — diluted	$0.49	$0.59	$(0.00)

Weighted average shares — basic	82,787	79,254	75,081

Weighted average shares — diluted	86,791	83,957	75,081

(1) Includes stock-based compensation expense (benefit)	$2,427	$(1,383)	$2,777
(2) Includes stock-based compensation expense (benefit)	11,108	(3,851)	16,647
(3) Includes stock-based compensation expense (benefit)	13,696	(3,297)	13,359

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Unearned	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Total

Balance at December 31, 2003	72,367	$72	$243,171	$(8,196)	$(172,654)	$—	$62,393
Net loss	—	—	—	—	(324)	—	(324)
Unrealized net gain on available-for-sale investments, net of tax	—	—	—	—	—	2,867	2,867

Total comprehensive income	—	—	—	—	—	—	2,543
Net issuances of common stock	5,140	5	20,998	—	—	—	21,003
Common stock issued for ESPP	616	1	2,720	—	—	—	2,721
Common stock issued for acquisitions	9	—	—	—	—	—	—
Compensation expense for option modification	—	—	1,527	—	—	—	1,527
Tax benefit from equity based compensation plans	—	—	636	—	—	—	636
Stock-based compensation expense	—	—	30,692	564	—	—	31,256

Balance at December 31, 2004	78,132	78	299,744	(7,632)	(172,978)	2,867	122,079
Net income	—	—	—	—	49,549	—	49,549
Foreign currency translation adjustments	—	—	—	—	—	(22)	(22)
Unrealized net loss on available-for-sale investments, net of tax	—	—	—	—	—	(3,357)	(3,357)

Total comprehensive income	—	—	—	—	—	—	46,170
Net issuances of common stock	1,787	2	7,584	—	—	—	7,586
Common stock issued for ESPP	716	—	3,840	—	—	—	3,840
Restricted common stock repurchased	(143)	—	(1)	—	—	—	(1)
Tax benefit from equity based compensation plans	—	—	5,403	—	—	—	5,403
Stock-based compensation benefit	—	—	(9,421)	890	—	—	(8,531)

Balance at December 31, 2005	80,492	80	307,149	(6,742)	(123,429)	(512)	176,546
Net income					42,465	—	42,465
Unrealized net gain on available-for-sale investments, net of tax	—	—	—	—	—	334	334
Foreign currency translation adjustments	—	—	—	—	—	19	19

Total comprehensive income	—	—	—	—	—	—	42,818
Net issuances of common stock	5,571	6	31,120	—	—	—	31,126
Common stock issued for ESPP	421	1	3,916	—	—	—	3,917
Elimination of unearned compensation in connection with FAS 123(R) adoption	—	—	(6,742)	6,742	—	—	—
Tax benefit from equity based compensation plans	—	—	23,584	—	—	—	23,584
Stock-based compensation expense	—	—	27,231	—	—	—	27,231

Balance at December 31, 2006	86,484	$87	$386,258	$—	$(80,964)	$(159)	$305,222

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$42,465	$49,549	$(324)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	7,108	6,108	4,903
Provision for doubtful accounts	215	194	75
Stock-based compensation expense (benefit)	27,231	(8,531)	32,783
Amortization of intangible assets	508	1,098	1,345
Amortization/(Accretion) of investment premium/discount	(869)	469	—
Gain on investment security	—	(1,297)	(926)
Tax benefit from employee stock transactions	23,584	5,403	636
Excess tax benefits from equity based compensation plans	(23,856)	—	—
Realized loss on sale of investments	82	45	—
Unrealized loss on derivative transactions	41	—	—
Loss on disposal of property and equipment	15	148	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(10,005)	(10,918)	(6,738)
Inventories	(11,215)	(3,146)	(3,614)
Prepaid expenses and other assets	(1,824)	(313)	115
Deferred income taxes	(23,279)	—	—
Accounts payable	(453)	6,539	391
Accrued liabilities and deferred license revenue	19,181	6,463	5,112
Deferred patent infringement proceeds	(6,867)	—	—
Deferred margin on sales to distributors	3,941	3,809	2,688

Cash provided by operating activities	46,003	55,620	36,446
Cash flows from investing activities:
Purchases of short-term investments	(240,308)	(94,561)	(75,109)
Proceeds from sales of short-term investments	146,273	86,349	27,932
Proceeds from sale of investment security	—	2,171	—
Purchases of property and equipment	(13,479)	(6,169)	(5,963)
Proceeds from sale of property and equipment	—	21	—
Release of restriction on cash received in conjunction with resolution of litigation	6,867	—	—

Cash used in investing activities	(100,647)	(12,189)	(53,140)
Cash flows from financing activities:
Proceeds from issuances of common stock	35,043	11,426	23,724
Repayments of debt and capital lease obligations	(230)	(259)	(1,684)
Repurchase of restricted stock	—	(1)	—
Excess tax benefits from employee stock transactions	23,856	—	—

Cash provided by financing activities	58,669	11,166	22,040
Effect of exchange rate changes on cash and cash equivalents	19	—	—

Net increase in cash and cash equivalents	4,044	54,597	5,346
Cash and cash equivalents — beginning of period	77,877	23,280	17,934

Cash and cash equivalents — end of period	$81,921	$77,877	$23,280

Supplemental cash flow information:
Acquisitions of property and equipment under capital lease arrangements	$—	$—	$441

Cash payments for interest	$10	$34	$54

Cash payments for taxes	$1,316	$946	$310

Unrealized net gain (loss) on available-for-sale securities	$334	$(3,357)	$3,743

Reimbursable tenant improvements	$—	$—	$582

Property and equipment received and accrued	$2,462	$227	$—

Software support purchased not paid for	$420	—	—

Increase in restricted cash and related long-term liability associated with Genesis litigation	$—	$6,867	$—

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Silicon Image, Inc. (referred to herein as “We”, “Our”, “the Company”, or “Silicon Image”), a Delaware corporation, was incorporated June 11, 1999. The Company is a leader in driving the architecture and semiconductor implementations for the secure storage, distribution and presentation of high-definition content in the consumer electronics and personal computing markets. Silicon Image creates and drives industry standards for digital content delivery such as DVI, HDMItm and Serial ATA (SATA), leveraging partnerships with global leaders in the consumer electronics and personal computing markets to meet the growing digital content needs of consumers worldwide.

Basis of presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, allowance for doubtful accounts, inventory valuation, realization of long lived assets, including goodwill, income taxes, accrued liabilities, stock based compensation and legal matters. The consolidated financial statements include the accounts of Silicon Image, Inc. and our subsidiaries after elimination of all significant inter-company balances and transactions.

Reclassifications

Patent assertion costs (reimbursement), net, of ($5.2 million) for the year ended December 31, 2006 has been disclosed as a stand alone caption in the accompanying Consolidated Statements of Operations. The patent assertion costs for the years ended December 31, 2005 and 2004 of $326,000 and $519,000 respectively, has been reclassified from selling, general and administrative expense to a stand-alone caption in the accompanying Consolidated Statements of Operations, to be consistent with the current year presentation. The reclassifications had no effect on previously disclosed net loss, cash flow or stockholders’ equity.

Restructuring recovery of $220,000 for the year ended December 31, 2005 has been reclassified from a stand-alone caption in the accompanying Consolidated Statements of Operations, to selling, general and administrative expense to be consistent with the current year presentation. Restructuring expense included within the selling, general and administrative expense for the year ended December 31, 2006 totaled $25,000. The reclassifications had no effect on previously disclosed net income, cash flows or stockholders’ equity.

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

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is earned when the distributor sells the product to an end-user, at which time our sales price to the distributor becomes fixed. Pursuant to our distributor agreements, older or end-of-life products are sold with no right of return and are not eligible for price concessions. Certain of our distributors agreements for new products also contain provisions that do not allow for product returns or price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor, and record the gross margin in “Deferred margin on sale to distributors”, a component of current liabilities on our Consolidated Balance Sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sale to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing, and other factors. The majority of our distributors’ resale are priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a substantial portion of the “Deferred margin on the sale to distributor and related allowances on sales to distributors” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the Deferred margin on the sale to distributor and related allowances on sales to distributors that will be remitted back to the distributors. We do reduce deferred income by anticipated or determinable future price concessions.

License revenue is recognized when an agreement with a licensee exists, the price is fixed or determinable, delivery or performance has occurred, and collection is reasonably assured. Generally, we expect to meet these criteria and recognize revenue at the time we deliver the agreed-upon items. However, we may defer recognition of revenue until either cash is received if collection is not reasonably assured at the time of delivery or, in the event that the arrangement includes undelivered elements for which the fair value cannot be determined, until the earlier of such time that the fair value can be determined or the elements are delivered. The fair value of undelivered elements is generally based upon the price charged when the elements are sold separately. A number of our license agreements require customer acceptance of deliverables, in which case we would defer recognition of revenue until the licensee has accepted the deliverables and either payment has been received or is expected within 90 days of acceptance. Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available, and rely upon estimates in lieu of actual royalty reports when we have a sufficient history of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. To date, such “true-up” adjustments have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty reports are received. Revenues from such licenses are recognized proportionately as we perform services. On certain arrangements, based on the achievement of milestones, revenues derived from such development services are recognized using the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor-hours incurred. Our license revenue recognition depends upon many

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

factors including development project status, completion of milestones, allocation of values to delivered items and customer acceptances.

Cash Equivalents and Short-Term Investments.

Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Short-term investments consist of taxable commercial paper, United States government agency obligations, corporate/municipal notes and bonds with high-credit quality, money market preferred stock and auction rate preferred stock and have maturities greater than three months from the date of purchase. The fair market value, based on quoted market prices, of cash equivalents and short-term investments. Cost of securities sold is based on a specific identification method.

In determining if and when a decline in market value below cost of these investments is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings, price multiples and other key measures. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

Concentration of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments and accounts receivable. A majority of our cash and investments are maintained with two major financial institutions headquartered in the United States. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As of December 31, 2006, cash held in foreign countries was not material. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from investments held at these financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations and financial institutions of high credit standing.

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

	2006	2005	2004
	In thousands

Balance at January 1	$417	$745	$670
Provision for doubtful accounts	215	194	75
Write offs/recoveries	(397)	(522)	—

Balance at December 31	$235	$417	$745

Inventories

We record inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for variances between standard and actual. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

products, and allocable indirect costs. We record differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statement of operations in order to state the inventories at actual costs on a FIFO basis. Standard costs are evaluated at least annually.

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

For certain long-lived assets, primarily fixed assets and identifiable intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we compare the carrying amount of long-lived assets to our projection of future undiscounted cash flows, attributable to such assets. In the event that the carrying amount exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying amount over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

We assign the following useful lives to our fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to six years. As of December 31, 2006 and 2005, we had $31.5 million and $23.2 million, respectively in long-lived assets, substantially all of which are located in the United States. Depreciation and amortization expense was $7.1 million, $6.1 million, and $4.9 million, for the years ended December 31, 2006, 2005 and 2004. Amortization of identifiable intangibles, totaled $508,000, $1.1 million, and $1.3 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill and intangible assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Based on the annual impairment test performed for 2006 and 2005 in accordance with SFAS No. 142, there was no impairment of goodwill or intangible assets at December 31, 2006 and 2005. The impairment analysis was based on our estimates of forecasted discounted cash flows as well as our market capitalization at that time as of December 31, 2006 and 2005.

Purchased intangible assets are carried at cost less accumulated amortization.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Components of intangible assets were as follows:

		December 31, 2006		December 31, 2005
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
		(Dollar in thousands)

Intangible assets subject to amortization:
Acquired technology(1)	36-48 months	$1,780	$(1,703)	$1,780	$(1,348)
Non-compete agreement	36 months	1,849	(1,849)	1,849	(1,696)

		$3,629	$(3,552)	$3,629	$(3,044)

Intangible assets not subject to amortization:
Goodwill		$13,021		$13,021

(1)	Remaining balance of $77,000 to be fully amortized in 2007.

Deferred tax assets

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. In general, a valuation allowance is established to reduce deferred tax assets to their estimated realizable value, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Prior to 2006, we had provided a valuation allowance against 100% of our net deferred tax assets. No valuation allowance has been provided against our deferred tax assets as of December 31, 2006 as we have determined that our net deferred tax assets as of that date are more likely than not to be realized. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.

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

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2006	2005	2004
	(In thousands)

Balance at January 1	$382	$351	$271
Provision for warranties issued during the period	30	273	300
Reduction to pre-existing warranties	(314)	—	—
Cash and other settlements made during the period	(38)	(242)	(220)

Balance at December 31	$60	$382	$351

Stock-based compensation

Prior to 2006, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. Our Employee Stock Purchase Plan (ESPP) qualified as a non-compensatory plan under APB 25. Therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (SFAS No. 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize stock-based compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards. For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R), we followed the alternative transition method discussed in FASB Staff Position No. 123(R )-3 “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.”

Advertising and Research and Development

Advertising and research and development costs are expensed as incurred. Advertising expenses were insignificant in 2006, 2005, and 2004. During the year ended December 31, 2006, the Company recorded a reduction to research and development expense totaling approximately $1.0 million related to funding received from outside parties for one engineering project. During the year ended December 31, 2005, the Company recorded a reduction to research and development expense totaling approximately $1.8 million related to funding received from outside parties for three engineering projects. Such funding was provided irrespective of the results of the projects.

Accumulated other comprehensive loss

Accumulated other comprehensive loss of ($159,000) as of December 31, 2006, was comprised of net unrealized losses on available-for-sale securities of ($156,000) and foreign currency translation adjustments of ($3,000). Accumulated other comprehensive loss of ($512,000) as of December 31, 2005, was comprised of net unrealized losses on available-for-sale securities of ($490,000) and foreign currency translation adjustments of ($22,000).

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Net income (loss) per share

Basic net income (loss) per share is based on weighted average common shares outstanding, excluding shares subject to repurchase, and diluted net income (loss) per share is based on weighted average common shares and dilutive equivalents outstanding, if any. The following tables set forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net income (loss)	$42,465	$49,549	$(324)

Denominator:
Weighted average shares of common stock outstanding	82,787	79,466	75,733
Less: unvested shares of common stock subject to repurchase	—	(212)	(652)

Weighted average shares — basic	82,787	79,254	75,081

Dilutive common stock options	4,004	4,491	—
Unvested shares of common stock subject to repurchase	—	212	—
Weighted average shares — diluted	86,791	83,957	75,081

Net income (loss) per share — basic	$0.51	$0.63	$(0.00)

Net income (loss) per share — diluted	$0.49	$0.59	$(0.00)

The weighted average securities that were anti-dilutive and excluded from our net income per share calculations were approximately 9,635,575 and 6,488,000 for the years ended December 31, 2006 and 2005 respectively. For the year ended December 31, 2004, all common share equivalents would have been anti-dilutive and have therefore been excluded from the diluted net loss per share calculation. The weighted average securities that were anti-dilutive and excluded from our calculation of net loss per share were approximately 20,257,000 for the year ended December 31, 2004.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We expect to adopt the provisions of FIN No. 48 beginning in the first quarter of 2007. We are currently evaluating the impact of adopting FIN No. 48 on our financial condition, results of operations and cash flows.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement also requires expanded disclosures on the inputs used to measure fair value, and for recurring fair value measurements using unobservable inputs, which affects the earnings for the period. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. We are

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

currently assessing the impact of adopting this Statement but does not expect that it will have a material effect on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We have adopted SAB 108, and have considered its provisions in the preparation of our current financial statements and related disclosures and as of December 31, 2006 it did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

NOTE 2 — CONSOLIDATED BALANCE SHEET COMPONENTS

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2006:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Gain	Loss	Fair Value

Classified as current assets:
Cash	$30,895	$—	$—	$30,895
Cash equivalents:				—
Money market funds	51,026	—	—	51,026
Commercial paper	—	—	—	—

Total cash equivalents	51,026	—	—	51,026

Total cash and cash equivalents	81,921	—	—	81,921

Short-term investments:
Corporate notes and bonds	$60,837	16	(199)	$60,654
Asset-backed securities	87,764	8	(60)	87,712
United States government agencies	2,494	1	—	2,495
Mortgage backed securities	17,879	—	(16)	17,863

Total short-term investments	168,974	25	(275)	168,724

Total cash and cash equivalents and short-term investments	$250,895	$25	$(275)	$250,645

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2005:

		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Gain	Loss	Fair Value

Classified as current assets:
Cash	$7,929	$—	$—	$7,929
Cash equivalents:
Money market funds	11,399	—	—	11,399
Commercial paper	58,529	20	—	58,549

Total cash equivalents	69,928	20	—	69,948

Total cash and cash equivalents	77,857	20	—	77,877

Short-term investments:
Corporate notes and bonds	$32,095	$2	$(295)	$31,802
Asset-backed securities	26,154	—	(107)	26,047
United States government agencies	15,946	—	(110)	15,836

Total short-term investments	74,195	2	(512)	73,685

Total cash and cash equivalents and short-term investments	$152,052	$22	$(512)	$151,562

	December 31,
	2006	2005
	(In thousands)

Inventories:
Raw materials	$7,908	$3,123
Work in process	2,712	4,511
Finished goods	17,667	9,438

	$28,287	$17,072

Property and equipment:
Computers and software	$22,432	$16,669
Equipment	25,836	16,601
Furniture and fixtures	3,068	2,259

	51,336	35,529
Less: accumulated depreciation	(32,905)	(25,916)

	$18,431	$9,613

Property and equipment as of December 31, 2005, also include equipment acquired under a capital lease arrangement. As of December 31, 2006 and 2005, the principal balance outstanding of the capital lease was $0 and $230,000, respectively included in the Debt obligations and Capital leases on the December 31 Consolidated Balance Sheets. Amortization relating to assets acquired under capital lease arrangements is included in depreciation expense.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,
	2006	2005
	(In thousands)

Accrued liabilities:
Accrued payroll and related expenses	$4,921	$4,738
Restructuring accrual (see Note 3)	—	25
Accrued legal fees	1,022	490
Warranty accrual (see Note 1)	60	382
Bonus accrual	8,718	2,615
Accrued income taxes	12,683	381
Accrued and other liabilities	9,904	5,321

	$37,308	$13,952

NOTE 3 — ASSET IMPAIRMENT AND RESTRUCTURING ACTIVITIES

In March 2003, we reorganized parts of the marketing and product engineering activities of the Company into lines of business for consumer electronics (CE), personal computer (PC), and storage products to enable us to better manage our long-term growth potential resulting in a reorganization. Through 2006 severance and benefits related to this restructuring was substantially complete.

The following table presents the changes to our restructuring reserves from 2004 through December 31, 2006 (in thousands):

	Severance	Leased
	and Benefits	Facilities	Total

Balance as of December 31, 2004	$32	$1,004	$1,036
Cash payments	—	(759)	(759)
Adjustment related to lease modification	—	(220)	(220)
Non-cash activity	(32)	—	(32)

Balance as of December 31, 2005	—	25	25
Cash payments	—	(25)	(25)

Balance as of December 31, 2006	$—	$—	$—

Effective December 2005, we renegotiated a lease for our Irvine, California facility, which was identified in our restructuring activities in 2001, that provided for early termination. We recorded an expense recovery of $220,000 to the restructuring accrual with an offsetting reduction of our operating expenses for the year ended December 31, 2005, resulting from this lease modification.

NOTE 4 — INCOME TAXES

Income (loss) before taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Income (loss) before provision for income taxes:
U.S.	$121,577	$55,977	$683
Non U.S.	(65,120)	302	—

Total income before provision for income taxes	$56,457	$56,279	$683

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Year Ended December 31,
Provision for Taxes	2006	2005	2004

Current:
Federal	$12,130	$701	$636
State	205	13	—
Foreign	1,352	613	371

	13,687	1,327	1,007

Deferred:
Federal	(14,573)	—	—
State	(8,706)	—	—

	(23,279)	—	—

Charge in lieu of taxes attributable to employee stock plans	23,584	5,403	—

Total provision for income taxes	$13,992	$6,730	$1,007

The charge in lieu of taxes represents the tax benefit from employee stock transactions, in excess of related amounts reported for financial reporting purposes, that is recorded as a direct increase to additional paid-in capital instead of a reduction to the provision for income tax.

Our effective tax rate differs from the federal statutory rate due to the following:

	Year Ended December 31,
	2006	2005	2004

Tax provision at federal statutory rate	$19,760	$19,751	$239
State income taxes	644	13	—
Foreign income and withholding taxes	1,361	613	371
U.S. federal losses utilized	(18,471)	(19,821)	(710)
Changes in valuation allowance related to employee stock transactions	14,333	5,403	—
Foreign unbenefited losses	22,811	—	—
Impact of valuation allowance release	(24,779)	—	—
Tax credits	(3,277)	—	—
Stock-based compensation	1,526	—	—
Alternative minimum taxes	—	701	636
Non-deductible expenses	84	70	471

Tax provision	$13,992	$6,730	$1,007

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2006	2005

Net operating loss carryforwards	$200	$23,666
Stock-based compensation	8,930	4,888
Tax credits	6,103	16,898
Inventory valuation	2,171	1,285
Capitalized research and development	1,245	2,873
Other items not currently deductible	4,724	2,663

	23,373	52,273
Less: valuation allowance	—	(52,273)

Net deferred tax assets	$23,373	$—

Reported as:
Deferred income taxes	$12,793
Deferred income taxes, non-current	10,580

Net deferred taxes	$23,373

During 2006, we released the remaining valuation allowance of approximately $52.3 million that reduced the carrying value of our deferred tax assets as of December 31, 2005. In assessing the ability to realize our deferred tax assets, we considered whether it is more likely than not that some portion or all the deferred tax assets will not be realized. We considered historical book income, the scheduled reversal of deferred tax assets and the projected taxable income. Based on this analysis and considering all positive and negative evidence, we determined that the deferred tax assets as of December 31, 2006 are more likely than not to be realized.

Included in our 2006 consolidated income tax expense are tax charges of approximately $22.8 million recorded in the fourth quarter for foreign unbenefited losses related to the ongoing implementation of a new global strategy. The tax charges related to unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to utilize pre-existing intangibles to better align with customers outside the Americas.

As of December 31, 2006, we had net operating loss carry forwards for U.S. federal tax purposes of approximately $0.5 million that will expire in the tax year 2012. As of December 31, 2006, we had net operating loss carry forwards for state tax purposes of approximately $0.7 million that will expire in the tax year 2013 and research credit carry forwards for state purposes of approximately $9.4 million that carry forward indefinitely. In the event we experience a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state rules, our ability to utilize the loss and credit carry forwards may be limited.

NOTE 5 — DEBT, LEASE AND OTHER OBLIGATIONS

In November 2004, we leased certain capital equipment under a lease arrangement accounted for as a capital lease. As of December 31, 2006 and 2005, the principal balance outstanding was $0 and $230,000, respectively.

In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility, including an additional 30,000 square feet of space in an adjacent building, that commenced in August 2003 and expires in July 2010. In June 2004, the lease terms were amended and we leased approximately 28,000 square

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

feet of additional space (for a total leased area of approximately 109,803 square feet). The revised agreement provides for a rent free period for the additional space and thereafter initial base monthly rental payments of $107,607 and provides for annual increases of 3% thereafter. As a result of the lease modification, we recorded an adjustment of $220,000 to the restructuring accrual with an offsetting reduction to operating expenses for the year ended December 31, 2005. In addition, we recorded an expense related to the rent free period. In May, 2006, we entered into an amendment to the operating lease agreement. The amendment expanded the leased premises to include approximately 34,000 square feet of space in an adjacent building. The lease expiration was extended to July 2011 and the monthly rental payments are $146,237 with annual increases of 3% thereafter.

In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California with average monthly rental payments of approximately $100,000 through November 2005. We subleased parts of this facility to three separate third parties. These sublease agreements were co-terminous leases and expired in November 2005. These subleases collectively generated monthly sublease income of approximately $40,000 to offset our payments. Effective December 2005, the original lease was terminated and we entered into a new non-cancelable operating lease agreement. Under the terms of the new agreement, base monthly rental lease payments of $42,000 are required and increases annually 3% thereafter until the lease expiration in November 2008.

We also lease office space in China, Germany, Japan, Korea, Taiwan, Turkey and the United Kingdom.

Rent expense totaled $2.6 million, $1.7 million, and $1.8 million, in 2006, 2005, and 2004, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.

Future minimum payments for our software license commitments, operating lease obligations, non-cancelable inventory purchase commitments, and minimum royalty obligations at December 31, 2006 are as follows (in thousands):

	Payments Due In
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Software license commitments	$8,248	$3,971	$4,277	$—	$—
Operating lease obligations	10,529	2,851	4,643	3,035	—
Inventory purchase commitments	9,340	9,340	—	—	—
Minimum royalty obligation	100	100	—	—	—

Total	$28,217	$16,262	$8,920	$3,035	$—

The Company’s objective for holding derivatives is to minimize foreign currency exposure associated with foreign currency denominated transactions. The Company does not enter into derivatives for speculative or trading purposes. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in fair value recorded in other income (expense). On December 29, 2006, the Company entered into a foreign currency forward contract in connection with the sci-worx acquisition with a notional amount of 11.3 million Euros, or approximately $14.9 million based upon the exchange rate at that date. As of December 31, 2006, the change in fair value of this foreign currency forward contract was immaterial.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 6 — STOCKHOLDERS’ EQUITY

1995 Equity Incentive Plan (the “1995 Plan”)

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

1999 Equity Incentive Plan (the “1999 Plan”)

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

Non-plan options

In 2004 and 2003, our Board of Directors granted non-plan options to purchase 1.7 million and 625,000 shares, respectively, of our common stock to three executives and an employee. There were no non-plan option grants in 2006. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years, except that the repriced options (discussed in detail under “Stock Option Exchange (Repricing)”) were priced above our stock’s fair market value on the date of the repricing and expire in six years. Our non-plan option grants did not require the approval of, and were not approved by, our stockholders.

Adoption of SFAS No. 123R

Had we not adopted SFAS 123R, our income before income taxes for the year ended December 31, 2006 would have increased by $22.6 million, and our net income would have increased by $14.9 million. Basic net income per share for the year ended December 31, 2006 would have increased by $0.18, and diluted net income per share would have increased by $0.17. For the year ended December 31, 2006, cash provided by operating activities would have increased by $23.9 million and cash provided by financing activities would have decreased by $23.9 million related to excess tax benefits from equity-based compensation plans.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Determining Fair Value

Valuation and amortization method — We estimate the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility — Our computation of expected volatility for the year ended December 31, 2006 is based on historical volatility.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.

Expected Dividend — The dividend yield reflects that we have not paid any dividends and have no intention to pay dividends in the foreseeable future.

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

	Years Ended December 31,
	2006	2005	2004

Employee stock option plans:
Expected life in years	5.0	5.0	5.0
Expected volatility	86.4%	90.0%	90.0%
Risk-free interest rate	4.7%	4.2%	3.4%
Expected dividends	none	none	none
Weighted average grant date
fair value	$7.47	$8.14	$9.29
Employee Stock Purchase Plan:
Expected life in years	1.25	1.22	1.32
Expected volatility	58.0%	59.0%	85.0%
Risk-free interest rate	4.9%	3.7%	1.2%
Expected dividends	none	none	none
Weighted average grant date
fair value	$4.41	$4.73	$2.69

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock-based compensation expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004

Cost of sales	$2,427	$(1,383)	$2,777
Research and development	11,108	(3,851)	16,647
Selling, general and administrative	13,696	(3,297)	13,359
Income tax effect	(8,757)	3,473	—

	$18,474	$(5,058)	$32,783

We did not capitalize any stock-based compensation expense as part of inventory in 2006. As required by SFAS No. 123R, management estimated the expected forfeitures and recognizes stock-based compensation expense only for those equity awards expected to vest.

At December 31, 2006, the total stock-based compensation expense related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $50.8 million, after estimated forfeitures. This cost will generally be recognized on a straight-line basis over an estimated weighted-average period of approximately 2.47 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

At December 31, 2006, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $1.5 million. This expense will be recognized on a straight-line basis over a weighted-average period of approximately 1.25 years.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS No. 123R, the cash flows resulting from excess tax benefits (from equity-based compensation plans) are classified as financing cash flows. For the year ended December 31 2006, we recorded $23.9 million of excess tax benefits from equity-based compensation plans as a financing cash inflow.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock Options and Awards Activity

The following table summarizes information with respect to our Stock Option Plans, including options granted outside of the Plans (in thousands except per share data):

	Options Available for Future Issuance					Number of Option Shares Outstanding				Weighted	Weighted
		Non-Stockholder					Non-Stockholder			Average	Average
	1995 and	Approved Plans From Acquisitions				Stockholder	Approved			Exercise	Remaining	Aggregate
	1999	CMD	SCL	TWN		Approved	Plans From	Non-		Price per	Contractual	Intrinsic
	Plans	Plan	Plan	Plan	Total	Plan	Acquisitions	Plan*	Total	Share	Terms in Years	Value

At December 31, 2003	1,980	151	149	98	2,378	13,223	4,983	1,955	20,161	$4.63
Authorized	3,618	—	—	—	3,618	—	—	—	—	—
Granted	(5,264)	(189)	(264)	(43)	(5,760)	5,264	496	1,700	7,460	12.85
Canceled	1,145	124	169	—	1,438	(1,145)	(293)	—	(1,438)	5.67
Exercised	—		—	—	—	(3,255)	(1,162)	(719)	(5,136)	4.09

At December 31, 2004	1,479	86	54	55	1,674	14,087	4,024	2,936	21,047	7.61

Authorized	3,907	—	—	—	3,907	—	—	—	—	—
Granted	(4,587)	(152)	(68)	(36)	(4,843)	4,587	256	—	4,843	11.31
Canceled	1,576	93	30	18	1,717	(1,576)	(141)	(1,702)	(3,419)	12.40
Exercised	—	—	—	—	—	(962)	(501)	(324)	(1,787)	4.24

At December 31, 2005	2,375	27	16	37	2,455	16,136	3,638	910	20,684	7.98

Authorized	4,025				4,025				—
Granted	(2,539)				(2,539)	2,539			2,539	10.67
Canceled	1,253	69	32	44	1,398	(1,253)	(145)		(1,398)	10.97
Exercised					—	(3,979)	(1,213)	(379)	(5,571)	5.59

At December 31, 2006	5,114	96	48	81	5,339	13,443	2,280	531	16,254	$8.95	6.80	$69,956

Vested and expected to vest at December 31, 2006									15,651	$8.88	0.49	$68,551

Exercisable at December 31, 2006									9,143	$7.79	5.73	$50,441

*	primarily used as inducements for new officers

Of the options outstanding at December 31, 2006, and in the absence of acceleration of vesting or cancellations, approximately 3,399,248 options will vest in 2007, 2,270,874 in 2008, 1,164,846 in 2009, and 235,180 in 2010.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock that were in-the-money. The aggregate intrinsic value of options exercised under our stock option plans was $30.7 million, determined as of the date of option exercise during the year ended December 31, 2006.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Pro-forma Disclosures

Prior to the adoption of SFAS 123R, as required by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, the following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended
	December 31,2005	December 31, 2004

Net income (loss) — as reported	$49,549	$(324)
Stock-based employee compensation expense (benefit) included in net income (loss) as reported, net of taxes for 2005	(6,578)	27,218
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes for 2005	(15,117)	(22,769)

Pro forma net income	$27,854	$4,125

Basic net income (loss) per share- pro forma	$0.35	$0.05
Diluted net income (loss) per share- pro forma	$0.33	$0.05
Basic net income (loss) per share- as reported	$0.63	$0.00
Diluted net income (loss) per share- as reported	$0.59	$0.00

For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.

Information with respect to options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Ranges of Exercise Prices	Shares	Price	Contractual Life	Shares	Price
	(In thousands)		(In Years)	(In thousands)

$ 0.06 - $ 2.74	1,655	$1.37	4.48	1,578	$1.34
$ 2.88 - $ 4.44	1,828	3.92	4.99	1,559	3.83
$ 4.45 - $ 6.16	1,675	5.82	4.65	1,278	5.79
$ 6.21 - $ 7.94	2,085	7.09	7.35	1,009	6.77
$ 7.99 - $ 9.89	2,013	9.51	8.23	656	9.39
$ 9.90 - $10.88	1,642	10.36	8.49	449	10.30
$10.91 - $12.68	1,746	11.86	8.25	591	11.83
$12.70 - $14.14	1,643	13.67	7.95	828	13.62
$14.21 - $17.01	1,964	16.39	6.53	1,193	16.60
$17.86 - $17.86	3	17.86	7.93	2	17.86

	16,254	$8.95	6.80	9,143	$7.79

Stock Option Exchange (Repricing)

On December 22, 2000, we implemented an option exchange program to allow employees and certain consultants to exchange approximately 3,000,000 stock options with a weighted average exercise price of $25.39 per share for new options with an exercise price of $5.63 per share (the fair market value on that date). On April 4, 2001, this program was extended to executives at the December 22, 2000 price (which was greater than

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the fair market value of our stock on April 4, 2001). Under this program, new options vest over a four-year period and expire in six years. Compensation expense associated with the option exchange program was recorded until the options were exercised or expired and the expense or benefit for the increase or decrease, respectively, in the fair market value of our common stock in excess of the option’s exercise price was recognized immediately for vested options and is recognized over the vesting period using an accelerated method for unvested employee options. At December 31, 2006, there were 399,875 repriced options outstanding of which all were fully vested. The variable accounting associated with the repriced options ceased upon the adoption of SFAS No. 123R, effective January 1, 2006.

Employee Stock Purchase Plan

In October 1999, we adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. On December 13, 2006, our Board of Directors approved amendments to the 1999 Employee Stock Purchase Plan. The ESPP was amended and restated primarily to effect the following changes: (i) terminate ongoing offering periods as of January 31, 2007, (ii) reduce the length of offering periods to six months, beginning with the offering period that commences on February 1, 2007, (iii) provide that participants may effect only one decrease, and no increases, in payroll contribution percentages during an offering period, (iv) provide that if the Registrant is dissolved or liquidated, the Compensation Committee of the Board has discretion to either designate a new date on which to conduct a purchase prior to such time or terminate all offerings and refund contributions to participants without conducting a purchase, (v) provide that in the event of certain specified change in control transactions, the Compensation Committee of the Board will designate a final purchase date for all offerings in lieu of keeping the ESPP in place after the closing of such a transaction, and (vi) provide that the purchase date of an offering period is delayed if the ESPP must be submitted for stockholder approval with respect to shares that are to be made available for purchase in that offering period, provided that if as a result a purchase date would occur more than twenty-seven months after commencement of the offering period to which it relates, then such offering period will terminate without the purchase of shares and participants in such offering period will be refunded their contributions. In 2006, 2005, and 2004, 421,534, 716,000, and 616,000 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $9.29, $5.36, and $4.43, per share, respectively. A total of approximately 1.7 million shares were reserved for future issuance at December 31, 2006. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.

Option Grants to Non-employees

During 2006, we did not grant any options to non-employees. During 2005, and 2004, we granted non-employees options to purchase 121,000, and 362,000, shares of our stock at weighted average exercise prices of $11.25, and $10.09 per share, respectively, in return for engineering, administration and consultancy services. Total stock-based compensation expense recognized for the years ended December 31, 2006 and 2005, for option grants to non-employees were $1.9 million and $2.6 million, respectively.

The non-employee options are recorded at fair value and adjusted to market over the performance period. The fair value during 2006 was estimated using the Black-Scholes pricing model based on an expected life of five years for the expected life, a risk-free interest rate of 4.7%, expected volatility of 86.4%, and dividend yield of zero.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 7 — SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single industry segment (as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) encompassing the design, development and sale of solutions for applications that require high-bandwidth cost-effective solutions for high-speed data communications. Our chief operating decision maker is our Chief Executive Officer.

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Taiwan	$59,865	$53,579	$42,715
Japan	103,140	46,170	34,620
United States	63,253	54,593	48,391
Hong Kong	11,293	6,819	5,243
Korea	20,867	20,663	8,015
Other	36,540	30,575	34,175

	$294,958	$212,399	$173,159

Revenue by product line was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Consumer Electronics	$167,877	$108,712	$71,377
Personal Computers	49,399	49,212	41,223
Storage products	33,098	35,999	39,750
Development, licensing and royalties	44,584	18,476	20,809

	$294,958	$212,399	$173,159

Revenue by product line, including development, licensing and royalties, was as follows (in thousands):

	Year Ended December 31,
	2005	2005	2004

Consumer Electronics	$194,721	$118,578	$84,604
Personal Computers	58,761	50,484	41,585
Storage products	41,476	43,337	46,970

	$294,958	$212,399	$173,159

For all periods presented, substantially all of our long-lived assets were located within the United States.

In 2006, three customers generated 16%, 16% and 12% of our total revenue and at December 31, 2006, two customers represented 23% and 16% of gross accounts receivable. In 2005, two customers generated 17% and 11% of our total revenue and at December 31, 2005, one customer represented 13% of gross accounts receivable. In 2004, two customers generated 15% and 12% of our total revenue and at December 31, 2004 one customer represented 10% of gross accounts receivable. Our top five customers, including distributors, generated 57%, 54%, and 47% of our revenue in 2006, 2005, and 2004, respectively.

Cost of sales information by product line is not available. Accordingly, only revenue by product line is presented.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 8 — LEGAL PROCEEDINGS

In 2001, we filed a suit in the U.S. District Court for the Eastern District of Virginia against Genesis Microchip Corp. and Genesis Microchip, Inc. (collectively, “Genesis”) for patent infringement. In December 2002, the parties entered into a Memorandum of Understanding (MOU), which apparently settled the case. Disputes arose, however, regarding the interpretation of certain terms of the MOU, and after further court proceedings it was held that the MOU constituted a binding settlement agreement, and should be interpreted in accordance with our position. The legal action is now terminated. On December 21, 2006, the parties entered into a Settlement and License Agreement (the “Settlement Agreement”) and settled the litigation between the parties.

The Settlement Agreement grants Genesis certain licenses in exchange for payment of various fees and royalties. Pursuant to the Settlement Agreement, we agreed to grant to Genesis a worldwide, nonexclusive license to all of Silicon Image’s patents with a priority date on or before September 1, 2006. We recorded $11.8 million of royalty revenue and $5.4 million of reimbursement of litigation costs from the Settlement Agreement in the fourth quarter of 2006. Genesis has also agreed to pay us accrued and running royalties on all Genesis products compliant with the DVI 1.0 standard or the HDMI 1.0 standard (and/or any minor updates to the HDMI 1.0 standard). The parties have also agreed to mutually release each other from all claims, causes of action and liability arising prior to the date of the Settlement Agreement relating to the MOU, the litigation settled by the MOU and subsequent litigation over the interpretation of the MOU, all claims and counterclaims in such litigations, and claims of infringement of any patent licensed by Silicon Image to Genesis pursuant to the Settlement Agreement by the manufacture, use, offer for sale, sale or importation of a royalty-bearing product. However, such release does not affect Genesis’ right to challenge or assert claims, counterclaims or defenses with respect to the patents Silicon Image asserted in the prior litigation, including non-infringement, invalidity or unenforceability, provided that any such challenge or assertion by Genesis shall only be in response to an assertion or reasonable apprehension of assertion of such patents against Genesis or against the use, manufacture, importation, offering for sale or sale of Genesis products, or products incorporating a Genesis product to the extent such assertion implicates a Genesis product, by Genesis’ suppliers, manufacturers, licensees, distributors, resellers or customers. The Settlement Agreement also provides for a mutual covenant not to sue the other party for a period of three years. Subject to the terms of the Settlement Agreement, Genesis’ covenant not to sue is assignable on a change of control of Silicon Image to an acquiror of Silicon Image, with respect to Silicon Image products that have been commercially produced and sold prior to the change of control date, and shall continue only for the remainder of the term of the covenant and only with respect to patents owned by Genesis existing at the time of the change of control. We are not aware of any current disputes with Genesis. The Settlement Agreement expires on September 30, 2014, unless earlier terminated pursuant to its terms.

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

We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of shareholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and plaintiffs filed an opposition to that motion on November 1, 2006. Defendants filed a reply to plaintiffs’ opposition on December 15, 2006, and with leave of Court, plaintiffs filed a surreply on January 16, 2007. The Court vacated the hearing on this motion that was scheduled for February 9, 2007. On February 23, 2007, the Court granted defendants’ motion to dismiss the Third CAC with leave to amend.

On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. We are fully cooperating with the SEC in this matter.

During 2006, we initiated a voluntary internal review of our historical stock option compensation practices. As a result of the review, we recorded a net stock-based compensation charge in the fourth quarter of 2006 in the amount of $95,000 related to options granted on two dates where we concluded that a different measurement date was appropriate. We concluded that it was not necessary to make any adjustment to any previously issued financial statements. Subsequent to our initiation of this review, we received written notice from the SEC that it is conducting an informal inquiry into the Company’s option-granting practices during the period January 1, 2004 through October 31, 2006. We are cooperating fully with the SEC.

On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”), a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets, and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of Silicon Image’s intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to Silicon Image’s proprietary and confidential information, illegally copied and modified Silicon Image’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use Silicon Image’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope, and in violation of, the rights granted under, Silicon Image’s software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we are seeking an injunction barring Analogix from infringement of Silicon Image’s intellectual property rights.

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

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE 9 — GAIN ON EQUITY INVESTMENT

In October 2000, as consideration for the transfer of certain technology, we received from Leadis Technology Inc. (Leadis), a development stage privately controlled enterprise, 300,000 shares of preferred stock and a derivative warrant to purchase 75,000 shares of their common stock. Initially these shares were valued at zero due to the early stage of Leadis’ development and other uncertainties as to the realization of this investment. During the quarter ended June 30, 2004, Leadis completed an initial public offering of its stock. In connection with the initial public offering the preferred stock was converted into common stock on a 1:1 basis. In connection with the initial public offering, we were subject to a lock-up agreement whereby we were restricted from selling the stock and the common stock underlying the warrant for a period of six months ending December 2004, (for the duration of the lock-up period we were also restricted from engaging in hedging or other transactions which would result in or lead to the sale or disposition of the shares underlying the derivative warrant). For the three and six month periods ended June 30, 2004, we valued the warrant using the Black-Scholes model and recorded a gain of approximately $990,000. In September 2004, we net exercised the derivative warrant for equivalent shares of common stock (74,397 shares), and based on the price of the stock at that date, recorded a loss of $64,000 on these shares.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

On November 8, 2005, the Board of Directors of Silicon Image approved David Lee, Chairman of the Board of Directors of Simplay Labs, LLC, a wholly-owned subsidiary of Silicon Image, Inc., making an investment in and joining the Board of Directors of Synerchip Co., Ltd. (“Synerchip”). On November 21, 2005, Dr. Lee was appointed to the Board of Directors of Synerchip. Dr. Lee made a personal investment in the amount of $10,000 directly in Synerchip, and a limited partnership he controls made an investment in the amount of $500,000 in Synerchip. Sunplus Technology Co., Ltd. (“Sunplus”), a long-time customer and vendor of Silicon Image also has Board representation and an investment in Synerchip. Because of Sunplus’ representation on the Board of Directors of Synerchip and investment in Synerchip, Synerchip may have been deemed an affiliate of Sunplus. On March 24, 2006, Dr. Lee resigned as an employee of Silicon Image and its related subsidiary Simplay Labs, LLC; accordingly, Sunplus and Synerchip ceased as related parties to Silicon Image as of such date.

The related party transactions with Sunplus and Synerchip and its related subsidiaries and affiliates for the years ended December 31, 2006 and 2005 (which in the case of the year ended December 31, 2006 consist of transactions occurring on or before March 24, 2006) are described below:

Silicon Image paid $363,000 and $2.1 million to Sunplus for purchases of integrated semiconductors for the years ended December 31, 2006 and 2005, respectively.

Silicon Image paid $221,000 and $74,000 to Synerchip for purchases of integrated semiconductors for the years ended December 31, 2006 and 2005, respectively.

In March 2002, Silicon Image and Sunplus entered into a five-year Technology License Agreement pursuant to which Sunplus licensed certain LVDS receiver technology from Silicon Image. In connection with this agreement, Sunplus paid $132,000 and $291,000 to Silicon Image in related royalty fees for the years ended December 31, 2006 and 2005, respectively.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In June 2003, Silicon Image and Sunplus entered into a three-year Strategic Relationship Agreement for joint manufacturing, marketing, selling and distribution of certain semiconductors. In connection with this agreement, Sunplus paid annual subscription fees to Silicon Image in the amounts of $50,000 and $200,000 for the years ended December 31, 2006 and 2005 respectively.

NOTE 11 — SUBSEQUENT EVENTS

In January 2007, the Company completed its acquisition of sci-worx GmbH (“sci-worx”), an intellectual property (IP) and design service provider specializing in multimedia, communications, and networking applications. Prior to the acquisition, sci-worx was a wholly-owned subsidiary of Infineon Technologies AG. The acquisition will be accounted for under the purchase method. The purchase price allocation has not yet been finalized. We purchased all of the outstanding shares of capital stock of sci-worx and paid sci-worx’s intercompany debt to another Infineon subsidiary. The purchase price for the acquisition was $13.6 million in cash for sci-worx’ capital stock and its intercompany debt (net of its cash balances at closing).

In February 2007, we entered into a Video Processor Design License Agreement (the “License Agreement”) with Sunplus. Under the terms of the license agreement, we will receive a license to use and further develop advanced video processor technology. The License Agreement provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Silicon Image paid Sunplus $10.0 million of the consideration for the licensed technology and related deliverables in February 2007, and is required to pay the remaining $25.0 million upon delivery and completion of certain milestones. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. The license agreement also provides for the grant to Sunplus of a license to certain of our intellectual property, for which Sunplus has agreed to pay the Company $5.0 million upon delivery and acceptance of such intellectual property.

In February 2007, we announced that our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. As of March 1, 2007, no shares had yet been repurchased under this stock repurchase program.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2006. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share amounts)

2006
Total revenue	$59,099	$70,579	$78,327	$86,953
Gross margin(1)	33,751	40,794	45,606	53,560
Income from operations(2)	2,450	8,974	11,190	24,638
Net income	2,352	5,798	8,042	26,273
Net income per share — basic	$0.03	$0.07	$0.10	$0.31
Net income per share — diluted	$0.03	$0.07	$0.09	$0.29
Weighted average shares — basic	80,986	81,562	83,439	85,618
Weighted average shares — diluted	85,398	85,628	87,433	89,113

2005
Total revenue	$44,320	$50,721	$56,002	$61,356
Gross margin(3)	28,815	29,734	35,134	35,611
Income from operations(4)	16,466	8,684	14,797	11,625
Net income	16,633	10,460	9,903	12,553
Net income per share — basic	$0.21	$0.13	$0.12	$0.16
Net income per share — diluted	$0.19	$0.12	$0.11	$0.15
Weighted average shares — basic	78,307	78,981	79,736	80,315
Weighted average shares — diluted	83,963	83,928	84,051	84,042

(1) Includes stock-based compensation expense	$628	$554	$772	$473
(2) Includes stock-based compensation expense	$7,283	$6,551	$8,626	$4,771
(3) Includes stock-based compensation expense (benefit)	$(1,196)	$41	$(252)	$24
(4) Includes stock-based compensation expense (benefit)	$(9,327)	$1,302	$(1,447)	$941

Note- Effective January 1, 2006, we adopted SFAS 123R “Share-Based Payment”. Stock-based compensation expense (benefit) for years prior to 2006 were calculated based on provisions of APB 25 “Accounting for Stock Issued to Employees”.

Income from operations for the three months ended December 31, 2006 includes $17.2 million from the Settlement Agreement with Genesis, consisting of $11.8 million of revenue (which impacted gross margin by the same amount) and $5.4 million of reimbursement of litigation costs (see Note 8).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited the accompanying consolidated balance sheets of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Silicon Image, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
March 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.

By:	/s/ STEVE TIRADO
Steve Tirado
Chief Executive Officer
(Principal Executive Officer)

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Tirado Steve Tirado	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Robert R. Freeman Robert R. Freeman	Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ William George William George	Director	March 1, 2007

/s/ Peter Hanelt Peter Hanelt	Director	March 1, 2007

/s/ John Hodge John Hodge	Director	March 1, 2007

/s/ David A. Hodges David A. Hodges	Director	March 1, 2007

/s/ Masood Jabbar Masood Jabbar	Director	March 1, 2007

/s/ William Raduchel William Raduchel	Director	March 1, 2007

INDEX TO EXHIBITS

3.01	Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.03 of the Registrant’s Registration Statement on Form S-1 (File No. 333-83665), as amended, declared effective by the Securities and Exchange Commission on October 5, 1999 (the ‘‘Form S-1”)).
3.02	Restated Bylaws of the Registrant (Incorporated by reference from Exhibit 3.01 of the Form 8-K filed by the Registrant on February 4, 2005).
3.03	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.04 of the Form 10-Q filed by Registrant on August 14, 2001).
4.01	Form of Specimen Certificate for Registrant’s common stock (Incorporated by reference from Exhibit 4.01 of the Form S-1).
10.01*	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and officers. (Incorporated by reference from Exhibit 10.01 of the Form 10-K filed by the Registrant on March 15, 2004).
10.02*	1995 Equity Incentive Plan, as amended through July 20, 1999, and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.02 of the Form S-1).
10.03*	1999 Equity Incentive Plan, as amended (including Sub-Plan for UK employees), and related forms of notice of grant of stock options, stock option agreement, stock option exercise notice and joint election (for UK employees) (Incorporated by reference from Exhibit 10.03 of the Form 10-K filed by the Registrant on March 16, 2006).
10.04*	1999 Employee Stock Purchase Plan (including Sub-Plan for UK employees) and related enrollment forms, subscription agreements, notice of suspension, notice of withdrawal and joint election (for UK employees).
10.05†	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998 (Incorporated by reference from Exhibit 10.12 of the Form S-1).
10.06†	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.13 of the Form S-1).
10.07	Digital Visual Interface Specification Revision 1.0 Promoter’s Agreement dated January 8, 1999 (Incorporated by reference from Exhibit 10.14 of the Form S-1).
10.08*	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers (Incorporated by reference from Exhibit 10.21 of the Form S-1).
10.09*	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement (Incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on June 26, 2001).
10.10*	CMD Technology Inc. 1999 Stock Incentive Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10.11*	Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10.12*	Non-Plan Stock Option Agreement between Hyun Jong Shin (John Shin) and the Registrant dated November 6, 2001. (Incorporated by reference from Exhibit 10.42 of the Form 10-K filed by the Registrant on March 29, 2002).

10.13	Lease Agreement dated December 12, 2002 between iSTAR Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.44 of the Form 10-K filed by the Registrant on March 27, 2003)
10.14*	TransWarp Networks, Inc. 2002 Stock Option/Stock Issuance Plan (Incorporated by reference from Exhibit 4.06 of the Form S-8 filed by the Registrant on May 23, 2003).
10.15*	Employment Offer Letter between J. Duane Northcutt and the Registrant dated February 19, 2002. (Incorporated by reference from Exhibit 10.27 of the Form 10-K filed by the Registrant on March 15, 2005).
10.16*	Employment Offer Letter between Robert Valiton and the Registrant dated April 17, 2004 (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on August 9, 2004).
10.17*	Employment Offer Letter between Patrick Reutens and the Registrant dated September 20, 2004 (Incorporated by reference from Exhibit 10.2 of the Form 10-Q filed by the Registrant on November 8, 2004).
10.18*	Employment Offer Letter between Steve Tirado and the Registrant dated January 24, 2005 (Incorporated by reference from Exhibit 10.36 of the Form 10-K filed by the Registrant on March 15, 2005).
10.19*	Employment Offer Letter between Shin Hyun Jong (John Shin) and the Registrant dated August 20, 2001.
10.20*	Employment Offer Letter between Dale Zimmerman and the Registrant dated January 10, 2005.
10.21*	Director Compensation Plan (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on May 10, 2005).
10.22†	Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on August 9, 2005).
10.23	Lease dated September 22, 2005 between Jeronimo Technology Partners, LLC and the Registrant.
10.24†	Unified Display Interface Specification Promoters Agreement dated April 26, 2005 among Intel Corporation, National Semiconductor Company and the Registrant (Incorporated by reference from Exhibit 10.02 of the Form 10-Q filed by the Registrant on August 9, 2005).
10.25*	Employment Offer Letter between Robert Freeman and the Registrant dated November 8, 2005 (Incorporated by reference from Exhibit 10.01 of the Form 8-K filed by the Registrant on November 14, 2005).
10.26*	Silicon Image, Inc. Bonus Plan for Fiscal Year 2006 (Incorporated by reference from Exhibit 10.01 of the Form 8-K filed by the Registrant on February 17, 2006).
10.27*	Silicon Image, Inc. Sales Incentive Plan for Vice President of Worldwide Sales for Fiscal Year 2006 (Incorporated by reference from Exhibit 10.02 of the Form 8-K filed by the Registrant on February 17, 2006).
10.28†/*	Consulting Agreement between David Lee and the Registrant dated March 15, 2006. (Incorporated by reference to Exhibit 10.03 to our current report on Form 8-K filed March 16, 2006.
10.29	First Amendment to Lease dated July 23, 2003 between iStar Sunnyvale Partners, L.P. and the Registrant.
10.30	Second Amendment to Lease dated February 17, 2004 between iStar Sunnyvale Partners, L.P. and the Registrant.
10.31	Third Amendment to Lease dated June 1, 2004 between iStar Sunnyvale Partners, L.P. and the Registrant.
10.32	Fourth Amendment to Lease dated May 10, 2006 between iStar Sunnyvale Partners, L.P. and the Registrant.

10.33*	Consulting Agreement between Patrick Reutens and the Registrant dated September 18, 2006 (Incorporated by reference from Exhibit 10.01 of the Form 8-K filed by the Registrant on September 20, 2006)
10.34*	Employment Offer Letter between Edward Lopez and the Registrant dated December 23, 2006.
10.35†	Settlement and License Agreement between the Registrant and Genesis Microchip Inc. dated December 21, 2006
10.36*	Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2007 (Incorporated by reference from Exhibit 10.01 to the Form 8K/A, Amendment No. 1 filed by the Registrant on February 27, 2007)
21.01	Subsidiaries of the Registrant.
23.01	Consent of Deloitte & Touche LLP.
23.02	Consent of PricewaterhouseCoopers LLP
24.01	Power of Attorney (included on signature page).
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.