Form 10-Q
period 2007-03-31
SILICON IMAGE INC
filed 2007-05-07
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2007, there were 87,759,343 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three Months Ended
March 31, 2007

Part I. Financial Information
Item 1. Financial Statements
Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$78,649	$81,921
Short-term investments	145,376	168,724
Accounts receivable, net of allowances for doubtful accounts of $1,217 in 2007 and $235 in 2006	33,226	39,931
Inventories, net	24,551	28,287
Prepaid expenses and other current assets	9,381	4,895
Deferred income taxes	10,075	12,793

Total current assets	301,258	336,551

Property and equipment, net	21,896	18,431
Goodwill	19,131	13,021
Intangible assets, net	2,603	78
Deferred income taxes, non-current	14,770	10,580
Other assets	11,836	1,570

Total assets	$371,494	$380,231

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,216	$14,187
Accrued liabilities	16,820	37,308
Deferred license revenue	4,054	5,264
Deferred margin on sales to distributors	15,849	17,712

Current liabilities	48,939	74,471

Other long-term liabilities	10,107	538

Total liabilities	59,046	75,009

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Common stock	88	87
Additional paid-in capital	395,147	386,258
Accumulated deficit	(82,735)	(80,964)
Accumulated other comprehensive loss	(52)	(159)

Total stockholders’ equity	312,448	305,222

Total liabilities and stockholders’ equity	$371,494	$380,231

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product	$55,666	$53,280
Development, licensing and royalties	13,453	5,819

Total revenue	69,119	59,099

Cost of revenue and operating expenses:
Cost of revenue (1)	30,758	25,348
Research and development (2)	17,195	15,566
Selling, general and administrative (3)	17,131	15,389
Amortization of intangible assets	615	274
Patent assertion costs	13	72

Total cost of revenue and operating expenses	65,712	56,649

Income from operations	3,407	2,450
Interest income and other, net	3,026	1,538

Income before provision for income taxes	6,433	3,988
Provision for income taxes	3,517	1,636

Net income	$2,916	$2,352

Net income per share – basic	$0.03	$0.03

Net income per share – diluted	$0.03	$0.03

Weighted average shares – basic	86,825	80,986
Weighted average shares – diluted	89,549	85,398

(1) Includes stock compensation expense	$346	$628
(2) Includes stock compensation expense	$2,308	$2,812
(3) Includes stock compensation expense	$1,378	$3,843
See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,916	$2,352

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,266	1,620
Amortization of intangible assets	615	274
Provision for doubtful accounts	892	—
Stock-based compensation expense	4,032	7,283
Income tax benefit (deficiency) from employee based compensation plans	(179)	2,401
Excess tax benefit from employee stock transactions	(385)	(1,356)
Realized gain on sale of investments	(23)	—
Amortization (accretion) of investment premium (discount)	(99)	83
Changes in assets and liabilities:
Accounts receivable	9,487	(7,198)
Inventories	3,927	(967)
Prepaid expenses and other assets	(4,463)	123
Deferred income taxes	438	—
Accounts payable	(3,816)	2,657
Accrued liabilities and deferred license revenue	(20,293)	(1,540)
Deferred margin on sales to distributors	(1,863)	5,256

Cash provided by (used in) operating activities	(6,548)	10,988
Cash flows from investing activities:
Purchases of short-term investments	(18,657)	(34,983)
Proceeds from sales of short-term investments	42,232	12,052
Business acquisition, net of cash acquired	(13,751)	—
Purchase of intellectual property	(10,000)	—
Purchases of property and equipment	(1,973)	(1,525)

Cash used in investing activities	(2,149)	(24,456)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,038	5,384
Excess tax benefits from employee stock transactions	385	1,356
Repayments of debt and capital lease obligations	—	(56)

Cash provided by financing activities	5,423	6,684
Effect of exchange rate changes on cash and cash equivalents	2	—

Net decrease in cash and cash equivalents	(3,272)	(6,784)
Cash and cash equivalents — beginning of period	81,921	77,877

Cash and cash equivalents — end of period	$78,649	$71,093

Supplemental cash flow information:
Cash payment for interest	$—	$4

Cash payment for income taxes	15,509	—

Unrealized loss on investment security	(105)	(135)

Property and equipment purchased but not paid for	2,175	—

Increase in restricted cash and related long-term liability associated with ongoing litigation	$—	$61

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)
1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2006 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of March 31, 2007 and the related consolidated statements of income and cash flows for the three months ended March 31, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Financial results for the three months ended March 31, 2007 are not necessarily indicative of future financial results.
Accounting Changes
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”). See “Note 9: Provision for Income Taxes” for further discussion.
2. Recent Accounting Pronouncements
     In September 2006, the FASB released FASB 157, “Fair Value Measurements” and is effective for fiscal years beginning after November 15, 2007. FASB 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We are currently assessing the impact the adoption of this pronouncement will have on our financial statements.
     In February 2007, the Financial Accounting Standards Board released FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities” effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact that the adoption of this pronouncement will have on our financial statements.
3. Stock-Based Compensation
  1995 Equity Incentive Plan (the “1995 Plan”)
     In September 1995, the Company’s Board of Directors adopted the 1995 Equity Incentive Plan (the “1995 Plan”), which provides for the granting of incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to employees, directors and consultants. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of our common stock on the date of grant for ISOs and NSOs, respectively. In September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. We have the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest.
  1999 Equity Incentive Plan (the “1999 Plan”)
     In October 1999, the 1999 Plan became the successor to the 1995 Plan and was changed to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan will be increased automatically on January 1st of each year by an amount equal to 5% of our total outstanding common shares as of the immediately preceding December 31st.

     In June and July 2001, in connection with the CMD and SCL acquisitions, we assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. In April 2004, in connection with the TransWarp acquisition, we assumed all outstanding options and options available for issuance under the TransWarp Stock Option Plan. The terms of these Plans are very similar to those of the 1999 Plan. Our assumption of the CMD, SCL and TransWarp Plans and the outstanding options thereunder did not require the approval of, and was not approved by, our stockholders.
     Options granted under all stock option plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years and generally vest annually as to 25% of the shares subject to the options, although stock option grants to members of our Board of Directors vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of Silicon Image.
     Under our stock option plans, we may grant options to purchase up to 8.2 millions shares of common stock.
  Non-plan options
     In 2004 and 2003, our Board of Directors granted non-plan options to purchase 1.7 million and 625,000 shares, respectively, of our common stock to three executives and an employee. There were no non-plan option grants in 2005 and 2006. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years. No non-plan options were granted during the three months ended March 31, 2007.
  1999 Employee Stock Purchase Plan (“ESPP”)
     Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period. At March 31, 2007, there were 2.3 million shares of our common stock reserved for future issuance under the ESPP.
SFAS No. 123(R)
     Prior to 2006, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations and provided the required pro forma disclosures as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-based Compensation. The ESPP qualified as a non-compensatory plan under APB 25, therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.
     Effective January 1, 2006, we adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under ESPP. We recognize compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards.
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

     Expected Volatility—Our computation of expected volatility is based on historical volatility.
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
     In connection with the adoption of SFAS No. 123(R), we reassessed the valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123(R), SEC Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2007	March 31, 2006
Employee stock option plans:
Expected life in years	4.9	5.0
Expected volatility	75.2%	90.0%
Risk-free interest rate	4.6%	4.6%
Expected dividends	none	none
Weighted average fair value	$6.35	$7.31
Employee Stock Purchase Plan:
Expected life in years	0.5	1.3
Expected volatility	51.0%	57.0%
Risk-free interest rate	5.2%	4.7%
Expected dividends	none	none
Weighted average fair value	$3.62	$4.75
     The expected stock price volatility assumption was determined using the historical volatility of our common stock.
     Change in forfeiture rate- During the quarter ended March 31, 2007, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 7% to 10.84% as a result of an increasing rate of forfeitures in recent periods, which the company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.
Stock-based Compensation Expense
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006
Cost of sales	$346	$628
Research and development	2,308	2,812
Selling, general and administrative	1,378	3,843
Income tax effect	(1,247)	(2,986)

	$2,785	$4,297

     There was no stock-based compensation cost capitalized as part of inventory during the first quarters of 2007 and 2006. As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

     At March 31, 2007, the total stock-based compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $53.1 million, after estimated forfeitures. This cost will be recognized on a straight-line basis over an estimated weighted-average period of approximately 2.0 years and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.
     Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with SFAS No. 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of the tax deductions from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three months ended March 31, 2007 and 2006, we recorded $385,000 and $1,356,000 of excess tax benefits as a financing cash inflow.
Stock Options and Awards Activity
     The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts):

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual Term in	Aggregate
	Shares	share	Years	Intrinsic Value
Outstanding at December 31, 2006	16,254	$8.95	6.80	$69,956
Granted	2,205	9.94
Exercised	(643)	4.89
Forfeitures and cancellations	(727)	11.15

Outstanding at March 31, 2007	17,089	$9.14	7.08	$22,612

Vested and expected to vest at March 31, 2007	15,968	$9.05	6.95	$22,485

Exercisable at March 31, 2007	9,331	$8.11	5.87	$20,531

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2007. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $2.5 million, determined as of the date of option exercise during the three months ended March 31, 2007.
     The Company settles employee stock option exercises with newly issued common shares.
4. Comprehensive Income
     The components of comprehensive income, net of related taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$2,916	$2,352
Change in unrealized value on investments	(105)	(135)

Total comprehensive income	$2,811	$2,217

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

	Three Months Ended March 31,
	2007	2006
Net income	$2,916	$2,352

Weighted average shares	86,825	80,988
Unvested common shares subject to repurchase	—	(2)

Weighted average shares – basic	86,825	80,986

Weighted average shares – diluted	89,549	85,398

Net income per share – basic	$0.03	$0.03
Net income per share – diluted	$0.03	$0.03
The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per shares (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted-average common shares for basic net income per share	86,825	80,986
Weighted-average dilutive stock options outstanding under the treasury stock method	2,724	4,409
Unvested common shares subject to repurchase	—	3

Total	89,549	85,398

6. Balance Sheet Components

	March 31,	December 31,
	2007	2006
Inventories:
Raw materials	$6,619	$7,908
Work in process	3,052	2,712
Finished goods	14,880	17,667

Total inventories	$24,551	$28,287

Property and equipment
Computers and software	$24,902	$22,432
Equipment	28,547	25,836
Furniture and fixtures	3,616	3,068

	57,065	51,336
Less: accumulated depreciation	(35,169)	(32,905)

Total property and equipment, net	$21,896	$18,431

Accrued liabilities:
Accrued payroll and related expenses	$4,798	$4,921
Accrued legal fees	1,501	1,022
Warranty accrual	61	60
Bonus accrual	—	8,718
Accrued income taxes	—	12,683
Accrued and other liabilities	10,460	9,904

Total accrued liabilities	$16,820	$37,308

     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Warranty accrual activity was as follows (in thousands):

	March 31,	December 31,
	2007	2006
Balance at January 1	$60	$382
Provision for warranties issued during the period	4	30
Reductions to pre-existing warranties	—	(314)
Cash and other settlements made during the period	(3)	(38)

Balance	$61	$60

7. Commitments and Contingencies
     Legal Proceedings
     On December 7, 2001, we and certain of our officers and directors were named as defendants along with our underwriters in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. It is not yet clear what impact, if any, the Second Circuit’s decision will have on the pending settlement. The pending settlement would not require us to pay any settlement amounts nor issue any securities. In the event that the settlement is not granted final approval, we believe that these claims are without merit and we intend to defend vigorously against them.
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and subsequent pleadings by the parties followed in November and December of 2006 and January of 2007. On February 23, 2007, the court granted defendants’ motion to dismiss the Third CAC with leave to amend. Plaintiffs filed a Fourth Consolidated Amended Complaint (“Fourth CAC”) on March 30, 2007. Defendants’ motion to dismiss the Fourth CAC is due to be filed on or before May 25, 2007.
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
8. Customer and Geographic Information
     Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Taiwan	$12,246	$14,741
Japan	24,082	14,768
United States	13,381	12,816
Korea	3,883	5,420
Hong Kong	2,609	2,045
Europe	6,975	3,881
Other	5,943	5,428

Total revenue	$69,119	$59,099

     Revenue by product line was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Consumer Electronics (1)	$49,025	$35,392
Personal Computer (1)	11,095	13,306
Storage (1)	8,999	10,401

Total revenue	$69,119	$59,099

(1)	Includes development, licensing and royalty revenue

	Three Months Ended March 31,
	2007	2006
Consumer Electronics	$40,297	$31,942
Personal Computer	9,721	12,819
Storage	5,648	8,519
Development, licensing and royalty revenue	13,453	5,819

Total revenue	$69,119	$59,099

     For the three months ended March 31, 2007, two customers each generated 14.7% and 13.9% of our revenue, respectively. At March 31, 2007, two customers represented 15.2% and 10.0% of gross accounts receivable, respectively.
     For the three months ended March 31, 2006, three customers each generated 18.6%, 16.2%, and 10.2% of our revenue, respectively. At March 31, 2006, one customer represented 25.3% of gross accounts receivable.
     For each period presented, substantially all long-lived assets were located within the United States.
     Cost of sales information by product line is not available. Accordingly, only revenue by product line is presented.
9. Provision for Income Taxes
     For the three months ended March 31, 2007, we recorded a provision for income taxes of $3.5 million. The effective tax rate for the three months ended March 31, 2007 is 54.7% and is based on our projected taxable income for 2007. The effective tax rate for the three months ended March 31, 2007 of 54.7% was comprised of 45.2% Federal, 1.1% State and 8.4% foreign.
     For the three months ended March 31, 2006, we recorded a provision for income taxes of $1.6 million. The effective tax rate for the three months ended March 31, 2006 was 41% and was based on our projected taxable income for 2006. The effective tax rate took into account the fact that a portion of the expected benefit due to net operating loss carryforwards resulted from stock option transactions and therefore was not expected to reduce the tax provision instead would result in a credit to additional paid-in capital when realized. The effective tax rate for the three months ended March 31, 2006 of 41% was comprised of 32.5% Federal, 5.0% State and 3.5% foreign. We provided a valuation allowance as of March 31, 2006 on 100% of the net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. In the fourth quarter of 2006, we released our valuation allowance as we determined that the deferred tax assets at that time were more likely than not, to be realized.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
     As a result of the adoption of FIN 48, we recorded a reduction to opening retained earnings as of January 1, 2007 of approximately $4.7 million related primarily to our measurement of certain tax credits based on the requirements of FIN 48. We have historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN 48, we have reclassified $5.6 million from current taxes payable to other long term liabilities. In addition, we further increased other long term liabilities by $4.0 million, decreased current deferred tax assets by $2.3 million and increased non-current deferred tax assets by $1.7 million.
     As of the adoption date, we had gross tax affected unrecognized tax benefits of approximately $14.4 million of which $11.5 million, if recognized, would affect the effective tax rate. We anticipate an increase to the unrecognized tax benefits during 2007 as compared to 2006, related primarily to tax credits and certain U.S. and foreign tax positions related to our global expansion strategy. While the increase in the gross tax affected unrecognized tax benefits cannot be estimated at this time, the 2007 changes to the unrecognized tax benefits are not expected to have a material effect on our results of operations for 2007 as the effects of these items are included in our current estimates of the forecasted 2007 tax provision. We will reexamine our tax provision and any effect that estimated unrecognized tax benefits may have on our financial position at each reporting period and update our estimates as appropriate at that time.

     Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes and, as of the adoption date, we had accrued interest related to unrecognized tax benefits of approximately $60,000. The provision for income taxes for the three months ended March 31, 2007 included approximately $30,000 of interest on unrecognized tax benefits and we had approximately $90,000 of accrued interest related to unrecognized tax benefits as of March 31, 2007.
     We conduct business globally and, as a result, we and one or more of our subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. We remain subject to federal and state examination for all years from 1995 forward by virtue of the tax attributes carrying forward from those years. We also remain subject to examination in most foreign jurisdictions for all years since 2002 or the year we began operations in those countries if later. We are not aware of any material income tax examinations in progress at this time.
10. Business Acquisition
     The following acquisition was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations are included in the accompanying Condensed Consolidated Statement of Income since the acquisition date, and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma financial information has not been presented as their historical operations were not material to our consolidated financial statements.
     On January 2, 2007, we acquired sci-worx GmbH (“sci-worx”), a leading intellectual property (“IP”) and design service provider specializing in multimedia, communications, and networking applications, for a cash consideration of approximately $15.8 million (net cash consideration of $13.8 million) for 100% of the outstanding shares of common stock. In addition, we incurred approximately $410,000 in costs directly related to the consummation of this transaction. These costs were included in the total purchase price consideration. The acquisition of sci-worx is expected to enhance our ability to integrate additional functions into our semiconductors and to accelerate the expansion of our system-on-a-chip (“SoC”) design capabilities for the storage, distribution and presentation of high-definition (“HD”) content in the consumer environment. The results of sci-worx have been included in the Condensed Consolidated Financial Statements for the three months ended March 31, 2007.
     The allocation of the purchase price consideration is as follows:

January 3, 2007
Cash	$2,015
Accounts receivable, net of allowances for doubtful accounts	2,598
Unbilled accounts receivable	1,077
Inventories, net	191
Other current assets	661
Property and equipment, net	1,583
Intangible assets, net	3,140
Other long-term assets	38
Deferred tax assets	1,910

Total assets acquired	$13,213

Accounts payable	$548
Accrued liabilities	1,131
Other current liabilities	1,509

Total liabilities assumed	$3,188

     The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows (in thousands):

Net tangible assets acquired	$6,885
Goodwill	6,110
Others	41
Intangible assets and other:
Core developed technology	970
Customer relationships	810
Contractual backlog	1,360

16,176
Direct acquisition costs	410

Purchase price	$15,766

     We have not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period that would indicate that such a liability is probable that the amounts can be reasonably estimated, such liability would be included as an adjustment to the purchase price allocation.
Intangible Assets.
     The core developed technology and customer relationships intangible assets are being amortized over an estimated useful life between two to four years, and the contractual backlog intangible asset is being amortized over an estimated useful life of one year. No residual value has been estimated for the intangible assets. In accordance with SFAS No. 142 Goodwill and Other Intangibles, we will evaluate the acquired goodwill for impairment on an annual basis.
Identifiable intangible assets are comprised of the following:

		Accumulated
	Gross Amount	Amortization	Net book value
Intangible assets and other:
Core developed technology	$970	$93	$877
Customer relationships	810	81	729
Contractual backlog	1,360	363	997

Total	$3,140	$537	$2,603

11. Investment in Intellectual Property
     In February 2007, we entered into a Video Processor Design License Agreement (the “License Agreement”) with Sunplus Technology Co., Ltd. (“Sunplus”). Under the terms of the license agreement, we will receive a license to use and further develop advanced video processor technology. The License Agreement provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. We paid Sunplus $10.0 million of the consideration for the licensed technology and related deliverables in February 2007, and are required to pay the remaining $25.0 million upon delivery and acceptance of certain milestones. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. The license agreement also provides for the grant by the Company to Sunplus of a license to certain of our intellectual property, for which Sunplus has agreed to pay us $5.0 million upon delivery and acceptance of such intellectual property. As of March 31, 2007, the amounts paid under this agreement are recorded as Other assets in the Condensed Consolidated Balance Sheet.

12. Related party transactions
     On November 8, 2005, the Company’s Board of Directors approved of David Lee, Chairman of the Board of Directors of Simplay Labs, LLC, a wholly-owned subsidiary of the Company, making an investment in and joining the Board of Directors of Synerchip Co., Ltd. (“Synerchip”). On November 21, 2005, Dr. Lee was appointed to the Board of Directors of Synerchip. Dr. Lee made a personal investment in the amount of $10,000 directly in Synerchip, and a limited partnership he controls made an investment in the amount of $500,000 in Synerchip. Sunplus Technology Co., Ltd. (“Sunplus”), a long-time customer and vendor of the Company also has Board representation and an investment in Synerchip. Because of Sunplus’ representation on the Board of Directors of Synerchip and investment in Synerchip, Synerchip may be deemed an affiliate of Sunplus. On March 24, 2006, Dr. Lee resigned as an employee of Silicon Image and its related subsidiary Simplay Labs; therefore, Sunplus and Synerchip ceased as related parties to Silicon Image as of such date.
     The related party transactions with Sunplus and Synerchip and its related subsidiaries and affiliates through March 24, 2006 are described below:
     Silicon Image paid $363,000 to Sunplus for purchases of integrated semiconductors for the period ended March 24, 2006.
     Silicon Image paid $221,000 to Synerchip for purchases of integrated semiconductors for the period ended March 24, 2006.
     In March 2002, Silicon Image and Sunplus entered into a five-year Technology License Agreement pursuant to which Sunplus licensed certain LVDS receiver technology from Silicon Image. In connection with this agreement, Sunplus has paid $132,000 to Silicon Image in related royalty fees for the period ended March 24, 2006.
     In June 2003, Silicon Image and Sunplus entered into a three-year Strategic Relationship Agreement for joint manufacturing, marketing, selling and distribution of certain semiconductors. In connection with this agreement, Sunplus paid annual subscription fees to Silicon Image in the amounts of $50,000 for the period ended March 24, 2006.
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
     Silicon Image and Simplay HD are trademarks, registered trademarks or service marks of Silicon Image, Inc. in the United States and other countries. HDMI™ and High-Definition Multimedia Interface are trademarks or registered trademarks of HDMI Licensing, LLC in the United States and other countries, and are used under license from HDMI Licensing, LLC. All other trademarks and registered trademarks are the property of their respective owners.
Overview
     Headquartered in Sunnyvale, California, we are a leader in driving the design, development and implementation of semiconductors for the secure storage, distribution and presentation of high-definition content. We create and promote industry standards for digital content delivery such as DVI, HDMI and SATA, leveraging partnerships with global leaders in the consumer electronics and personal computing markets to meet the growing digital content needs of consumers worldwide. We are the leading provider of semiconductor intellectual property solutions for high-definition multimedia and data storage applications.

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
     We place an emphasis on understanding and having strategic relationships within the ecosystem of companies that provide the content and products that drive digital content creation and consumption. To that end, we have developed strategic relationships with Hollywood studios such as Universal, Warner Brothers, Disney and Fox and major consumer electronics companies such as Sony, Hitachi, Toshiba, Matsushita, Phillips and Thomson. Through these relationships we have formed a strong understanding of the requirements for storing, distributing and viewing high quality digital video and audio in the home and mobile environments, especially in the area of High Definition (“HD”) content. We have also developed a substantial intellectual property base for building the standards and products necessary to promote opportunities for our products.
     Through the creation and development of the High Definition Multimedia InterfaceTM or HDMI™ standard along with Sony, Hitachi, Toshiba, Matsushita, Phillip and Thomson, we helped drive a worldwide standard for digital connectivity that has resulted in an installed base of over 85 million devices as of end of 2006, according to market-research firm In-Stat. In-Stat projects that over 325 million devices will ship in 2010 resulting in an installed base for HDMI devices of almost 1 billion units by the end of 2010.
     Finally, we believe a world of digital devices requires a robust testing regimen to ensure rock-solid plug and play interoperability. Today we operate several HDMI Authorized testing centers around the world that do this vital testing. We saw a market need to develop a much more comprehensive test suite in 2005 and launched a new program called Simplay HD™. The Simplay HD program offers the industry what we believe to be the most comprehensive method for ensuring product interoperability. It also provides consumers with a way of identifying products that have had rigorous testing and are “best in class” tested for broad plug and play trouble free usage.

Standards Innovation
     The rate of innovation within the HDMI standard has been rapid, with 6 revisions of the standard over the last 4 years. These releases have brought greater benefits to the consumer in terms of digital video and audio quality and increased functionality. We believe that we can obtain a competitive advantage due to our founding member status and our drive for introducing new innovations in quality and connectivity that get incorporated into the standard.
New Initiatives
     At the beginning of 2007, we completed two important transactions. These transactions enhance our ability to offer higher levels of integration and greater price/performance value to our customers.
     In February 2007, we entered into an intellectual property (“IP”) license from Sunplus Technology Co. The IP licensed to us in this transaction represents approximately 60 blocks of market-tested IP in the area of DTV and DVD system-on-a-chip (“SoC”) implementations. These IP blocks represent fundamental building blocks in the DVD and DTV markets that are expected to advance our connectivity solutions for the home and mobile environment as well as allow us to offer greater value to our customers. We anticipate that our first generation of products based on this IP will start shipping in the second half of 2007 and will include new integrated front-end TV input processors and fully-integrated SoC DTV products that we believe will advance a new architecture for premium HD content access throughout the home and mobile environment.
     The other transaction, our acquisition of sci-worx GmbH, was completed in January 2007 and provided a combination of additional IP, especially in the areas of multi-format decoders and a highly skilled labor pool of engineers who will increase our capacity to absorb the Sunplus IP and put it to use in new more integrated products over the next several years.
     The sci-worx and Sunplus transactions were important steps in our efforts to support the growth we have seen over the last several years. These two initiatives are expected to allow us to complement our digital connectivity innovations with more value as we integrate many of the processing blocks required by our customers.
Future Technology Directions
     Our view of tomorrow includes the consumer’s ability to purchase digital content from any source (cable, satellite, terrestrial broadcast or the Internet) and the ability to securely store it, move it and display it on any device they own. This will require the advancement of home connectivity in the area of protocols and content protection. These two areas represent two of our key core competencies. We believe we now have a larger and comprehensive IP portfolio, talent and vision to implement compelling products, technologies and standards that will address our vision of digital content everywhere.
Business Development Background
     We have been at the forefront of the development and promotion of several industry-standard, high-speed, digital, secure interfaces, including the Digital Visual Interface specification (“DVI”), HDMI and the Serial Advanced Technology Attachment specification (“SATA”).
     DVI, a video-only standard that we pioneered and designed for PC applications, enables PCs to send video data between a computer and a digital display. By defining a robust, high-speed serial communication link between host systems and displays, DVI enables sharper, crystal-clear images and lower cost designs. Accommodating bandwidth in excess of 165 MHz, DVI provides UXGA support with a single-link interface. In many applications DVI is being replaced by the more feature-rich HDMI.
     HDMI is a high-bandwidth, all-digital, interconnect technology used in both CE and PC applications to provide high quality uncompressed video and audio. Based on IP developed by us and other HDMI Founders (Sony, Matsushita Electric Industrial Co. (MEI or Panasonic), Philips, Thomson, Hitachi and Toshiba), HDMI was first introduced in 2002, and has emerged as the de facto connectivity standard for high definition CE devices. Our Transition Minimized Differential Signaling (“TMDS®”) technology that served as the basis for DVI also serves as the basis for HDMI. TMDS enables large amounts of data to be transmitted reliably over a twisted-pair cable. Fully backward-compatible with products incorporating DVI, HDMI offers additional consumer enhancements such as automatic format adjustment to match content to its preferred viewing format and the ability to build in intelligence, so one remote click can configure an entire HDMI-enabled system.

     Our HDMI interconnect technology is used in many high-definition products, including both source and receiver devices. Source devices include DVD players, HD and Blu-ray DVD recorders, audio/video (“A/V”) receivers, set-top boxes (“STBs”), game consoles, digital cameras and high definition camcorders, and receiver devices include digital TVs.
     According to the market research firm In-Stat, an estimated over 63 million HDMI-enabled devices were shipped worldwide in 2006, including nearly 61 million CE devices. In-Stat projects that approximately 130 million devices, including approximately 115 million CE devices, will be shipped worldwide in 2007.
     The market acceptance and adoption of HDMI has been a significant factor in our growth over the last several years, driving both our product and licensing revenues. As of March 31, 2007, approximately 590 companies had licensed HDMI from HDMI Licensing, LLC, our wholly-owned subsidiary and the agent responsible for the licensing of HDMI. HDMI has the support of major Hollywood studios as part of their ongoing efforts in the areas of digital rights management and content protection, since HDMI offers significant advantages over analog A/V interfaces, including the ability to transmit uncompressed, high-definition digital video and multi-channel digital audio over a single cable.
     HDMI Licensing, LLC issued its fifth HDMI version (“HDMI 1.3”) in June 2006 and its sixth version (“HDMI 1.3a”) in November 2006. We introduced the industry’s first family of HDMI 1.3 products in the summer of 2006, providing a time-to-market advantage to our customers. By the end of December 31, 2006, a number of top-tier CE manufacturers had announced products using our HDMI products, led by Sony (Playstation3) and Samsung Electronics (BD-P1200 Blu-ray Disc player and its new plasma, liquid crystal display (“LCD”) and Digital Light Processing (“DLP”) High Definition Televisions (“HDTVs”). Subsequently, we had a number of other companies develop products using our HDMI 1.3 chips.
     We shipped the first HDMI-compliant silicon to the market, and we remain a market leader for HDMI functionality, with more than 78.2 million units shipped to date. We recently expanded our HDMI product line with the introduction of the industry’s first HDMI 1.3-compliant discrete receiver and transmitter discrete chips, a new switch product family and a new family of integrated input processors designed to help manufacturers offer cutting-edge HDMI 1.3 functionality. We expect to begin sampling an integrated SoC supporting HDMI 1.3 during 2007.
     A key element of our growth in CE product sales during the past several years has been our ability to work closely with top-tier CE original equipment manufacturers (“OEMs”) in developing new capabilities and features to incorporate into the HDMI standard. We also work closely with our customers to develop a broad line of products to meet their various needs for particular market segments (e.g., semiconductors with advanced features for high-end products, and lower-priced semiconductor solutions for mid-range, mass- market products). Our leadership in the HDMI marketplace has been based on our ability to introduce first-to-market semiconductor solutions. As we did with each prior version of HDMI, we introduced the industry’s first HDMI 1.3 products, providing a time-to-market advantage to our customers.
     For CE manufacturers, HDMI is a lower-cost, standardized means of interconnecting their devices, which enables these manufacturers to build feature-rich products that deliver a true home theatre entertainment experience. For consumers, HDMI provides a simpler way to connect and use devices which provide the higher-quality entertainment experience available with digital content.
     For PC and monitor manufacturers, HDMI enables PCs to connect to digital TVs (“DTVs”) and monitors DTVs with HD quality video signals. More than 50 HDMI PC products were available at the end of 2006 or expected to come to market in early 2007, including HDMI products available from major OEMs for desktop media-center PCs and notebook PCs, as well as add-in graphics cards, motherboards and LCD monitors. The introduction of Microsoft’s new operating system in January 2007, Vista, with its digital content rights management requirements, has also generated increased interest in HDMI connectivity by PC manufacturers.
     In the storage market, we have assumed a leadership role in SATA. SATA, based on serial signaling technology, is a computer bus technology for connecting hard disk drives and other devices that is faster than traditional Parallel Advance Technology Attachment specification (“PATA”) or USB connectors. SATA is replacing parallel PATA in desktop storage and making inroads in the enterprise arena due to its improved price/performance ratio. The market for external SATA (“eSATA”) has grown significantly since mid-2005. eSATA connectors enable faster transmission of data than traditional PATA or USB connectors. We are a leading supplier of discrete SATA and eSATA solutions for motherboard and add-in-card manufacturers.
     With the advent of MP3 players and other similar devices, consumers are downloading and storing an increasing array of digital content, including video, photos, and music, which we believe is creating a growing awareness and need for low-cost, simple, secure and reliable CE storage. In late 2006, we introduced our second generation SteelVine™ storage processor to address this anticipated market demand. Our storage processor solutions are fully SATA-compliant and offer SoC implementations that include a high-speed switch, a custom-designed dual-instruction RISC (reduced instruction set computing) microprocessor, firmware, SATA interface, as well as advanced features and capabilities such as 3 Giga bits per second (“Gb/s”) support Native Command Queuing, hot plug, port multiplier capability and ATAPI support.
     Simplay Labs, LLC (“Simplay”) (formerly named PanelLink Cinema, LLC), a wholly-owned subsidiary of Silicon Image, is a leading provider of testing services for the high-definition CE industry. Simplay markets and sells its services to CE manufacturers through direct sales and a variety of industry events that focus on the HD marketplace. In 2006, we introduced the Simplay HD™ Testing Program to address the issue of compliance to industry standards and interoperability across multiple devices, an issue of growing importance to retailers and consumers. The Simplay HD Testing Program is open to all manufacturers of consumer electronics devices implementing HDMI and High-bandwidth Digital Content Protections (“HDCP”), including HDTVs, STBs, DVD players, A/V receivers and cables. More than 160 products had been Simplay HD-verified, conferring upon those products a higher level of consumer trust that the products are HDMI compliant and fully interoperable with other HDMI-compliant products.
     Simplay operates testing centers in China, North America and Europe. These centers provide manufacturers with advanced compatibility testing facilities to ensure they are delivering industry-compatible high-definition products to consumers. We believe that Simplay has further enhanced our reputation for quality, reliable products and leadership in the HDMI market.
     During 2006, we commenced the implementation of a global strategy that we believe will, in the long run, result in certain operational benefits as well as provide us with a lower annual effective tax rate that is lower than if we did not pursue this strategy. Our strategy involves an increased investment in technology and headcount outside of the United States in order to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. As a result of undertaking these efforts, we anticipate our 2007 annual effective tax rate to approximate 55% which is materially higher than our combined statutory rates of approximately 38%. In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. — See “Risk Factors — There are risks to our global strategy
Commitments, Contingencies and Concentrations
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 51.2% of our revenue for the three months ended March 31, 2007 and 58.4% of our revenue for the three months ended March 31, 2006. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three months ended March 31, 2007, 42.2% of our revenue was generated through distributors, compared to 59.0% for the same period of 2006. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.
     A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 70.4% of our revenue in the three months ended March 31, 2007, and 71.7% for the three months ended March 31, 2006. The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) allowance for doubtful accounts receivable, (3) inventories, (4) goodwill and intangible assets, (5) income taxes, (6) accrued liabilities, (7) stock-based compensation expense, and (8) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations
REVENUE

	Three months ended March 31,
	2007	2006	Change
	(dollars in thousands)
Product revenue	$55,666	$53,280	4.5%
Development, licensing and royalty revenue	13,453	5,819	131.2%

Total revenue	$69,119	$59,099	17.0%

	Three months ended March 31,
	2007	2006	Change
	(dollars in thousands)
Consumer Electronics (1)	$49,025	$35,392	38.5%
Personal Computers (1)	11,095	13,306	-16.6%
Storage (1)	8,999	10,401	-13.5%

Total revenue	$69,119	$59,099	17.0%

(1)	Includes development, licensing and royalty revenue

	Three months ended March 31,
	2007	2006	Change
Consumer Electronics	$40,297	$31,942	26.2%
Personal Computer	9,721	12,819	-24.2%
Storage	5,648	8,519	-33.7%
Development, licensing and royalty revenue	13,453	5,819	131.2%

Total revenue	$69,119	$59,099	17.0%

     Total revenue was $69.1 million for the three months ended March 31, 2007, representing an increase of 17.0% relative to the same period of 2006. The increase in revenue as compared to the same period in 2006 was mainly attributable to the licensing activity of $7.6 million of which $3.2 million relates to licensing activity derived from sci-worx. The increase in Consumer Electronics (“CE”) revenue was primarily attributable to an increase in HDMI product sales particularly HDMI 1.3 chip sales. This increase was partially mitigated by a decrease in average selling prices (“ASPs”). The decrease in PC and Storage revenues was due in part to decreasing ASPs in each segment. We expect revenues to increase in the second quarter, primarily from growth in our CE products as OEMs continue to introduce new products using our HDMI 1.3 products. Our increases may be affected by ongoing ASP declines from competition as well as a slower than desired transition in our Storage business from our legacy non-core storage semiconductor products to our Steelvine products and lower than expected demand for videogame console chips.

COST OF REVENUE AND GROSS PROFIT

	Three months ended March 31,
	2007	2006	Change
	(dollars in thousands)
Cost of revenue (1)	$30,758	$25,348	21.3%
Total gross profit	38,361	33,751	13.7%
Gross profit margin	55.5%	57.1%

(1) Includes stock-based compensation expense	$346	$628
     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other related overhead costs including stock compensation expense. Cost of revenue was $30.8 million for the three months ended March 31, 2007. Cost of revenue was $25.3 million for the three months ended March 31, 2006. The $5.4 million increase for the three months ended March 31, 2007 as compared to the same period of 2006 was largely due to the increase in revenue and the integration of sci-worx. Stock-based compensation expense in the first quarter of 2007 decreased as compared to same period of 2006 as a result of changes in our Black-Scholes fair value assumptions as described in Note 3 to the Condensed Consolidated Financial Statement under Item 1.
     Total gross profit was $38.4 million for the three months ended March 31, 2007 increased by $4.6 million from $33.8 million as compared to the same period of 2006. Gross profit margin was 55.5% for the three months ended March 31, 2007 as compared to 57.1% in the same period of 2006. Gross profit margins in whole dollars increased for the first three months of 2007 as compared to the same period in 2006 as a result of overall increase in sales, including the increase in development and licensing activities but the gross margin decreased over the same period as a result of decreases in ASPs and increases in cost of revenues as discussed above.
OPERATING EXPENSES

	Three months ended March 31,
	2007	2006	Change
	(dollars in thousands)
Research and development (1)	$17,195	$15,566	10.5%
Percentage of total revenue	24.9%	26.3%

(1) Includes stock-based compensation expense	$2,308	$2,812
     Research and Development (R&D). R&D expense consists primarily of employee compensation, including stock compensation expense, and other related costs and fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense was $17.2 million and $15.6 million for the three months ended March 31, 2007 and 2006, respectively. R&D expense for the three months ended March 31, 2007, included a stock-based compensation expense of $2.3 million as compared to $2.8 million for the same period in 2006. The increase in R&D expenses for the three months ended March 31, 2007 as compared to the same period in 2006 is primarily due to the integration of sci-worx as well as an overall increase in other R&D activities during the quarter. The increase was partially mitigated by a decrease in stock-based compensation expense in the three months ended March 31, 2007 as compared to the same period in 2006 as a result of changes in our Black-Scholes fair value assumptions as described in Note 3 to the Condensed Consolidated Financial Statements.

	Three months ended March 31,
	2007	2006	Change
	(dollars in thousands)
Selling, general and administrative (2)	$17,131	$15,389	11.3%
Percentage of total revenue	24.8%	26.0%

(2) Includes stock-based compensation expense	$1,378	$3,843

     Selling, General and Administrative (SG&A). SG&A expense consists primarily of salaries, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense was $17.1 million and $15.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in SG&A expenses is primarily due to the integration of sci-worx including higher employee commissions partially mitigated by a decrease in stock-based compensation expense in the three months ended March 31, 2007 as compared to the same period of 2006 as a result of changes in our Black-Scholes fair value assumptions as described in Note 3 to the Condensed Consolidated Financial Statements.

	Three months ended March 31,
	2007	2006	Change
	(dollars in thousands)
Amortization of intangible assets	$615	$274	124.5%
     Amortization of Intangible Assets. Amortization of intangible assets was $615,000 and $274,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in the amortization of intangible assets is primarily in connection with the intangible assets acquired in the sci-worx acquisition as described in Note 10 to the Condensed Consolidated Financial Statements.

	Three months ended March 31,
	2007	2006	Change
	(dollars in thousands)
Interest income and other, net	$3,026	$1,538	96.7%
     Interest Income and other, net. The net amount of interest income and other, which principally includes interest income and interest expense, was $3.0 and $1.5 million for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to higher interest income resulting from larger cash and investment balances and higher interest rates in the periods ended March 31, 2007 as compared to the same period of 2006.
     Provision for Income Taxes.

	March 31,	March 31,
	2007	2006	Change
	(dollars in thousands)
Provision for income taxes	$3,517	$1,636	115.0%

     For the three months ended March 31, 2007, we recorded a provision for income taxes of $3.5 million. The effective tax rate for the three months ended March 31, 2007 is 54.7% and is based on our projected taxable income for 2007. The effective tax rate for the three months ended March 31, 2007 of 54.7% was comprised of 45.2% Federal, 1.1% State and 8.4% foreign. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to certain forecasted unbenefited foreign losses in 2007 related to the ongoing implementation of a new global business structure. The unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. The new global structure is designed to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits.
     In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. See “Risk Factors – There are risks to our global strategy.”
     The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. See “Note 9: Provision for income taxes” for further discussion.
     For the three months ended March 31, 2006, we recorded a provision for income taxes of $1.6 million. The effective tax rate for the three months ended March 31, 2006 was 41% and was based on our projected taxable income for 2006. The effective tax rate took into account the fact that a portion of the expected benefit due to net operating loss carryforwards resulted from stock option transactions and therefore was not expected to reduce the tax provision but instead would result in a credit to additional paid-in capital when realized. The effective tax rate for the three months ended March 31, 2006 of 41% was comprised of 32.5% Federal, 5.0% State and 3.5% foreign. We provided a valuation allowance as of March 31, 2006 on 100% of the net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. In the fourth quarter of 2006, we released our valuation allowance as we determined that the deferred tax assets at that time were more likely than not to be realized.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	March 31,	March 31,
	2007	2006	Change
	(dollars in thousands)
Total cash, cash equivalents and short-term investments	$224,025	$167,490	$56,535

Cash provided by (used in) operating activities	(6,548)	10,988	(17,536)
Cash used in investing activities	(2,149)	(24,456)	22,307
Cash provided by financing activities	5,423	6,684	(1,261)
Effect of exchange rate changes on cash & cash equivalents	2	—	2

Net increase (decrease) in cash and cash equivalents	$(3,272)	$(6,784)	$3,512

     Cash, Cash Equivalents and Investments
     Cash, cash equivalents and short-term investments were $224.0 million at March 31, 2007, an increase of $56.5 million from $167.5 million at March 31, 2006. The increase is primarily due to the increases in fair value of investments, sales activities, interest income and lower maturity period of investments.
     Operating Activities
     We used $6.5 million in cash from operating activities in the three months ended March 31, 2007 as compared to $11.0 million generated in the same period of 2006. The major components of operating cash flows for 2007 include net increase from adjustments to net income from depreciation and amortization and stock-based compensation expense. In addition, decreases in accounts receivables and inventories contributed to the overall increase in cash from operations. These increases were offset by increases in prepaid expenses and other assets and decreases in accounts payable and accrued liabilities, including changes in deferred revenues and payment for income taxes. For 2006, the major components of operating cash flows were the increased deferred margin on distributor sales, and the non-cash expenses such as depreciation, amortization and stock compensation expense, partially offset by the increase in accounts receivable and the decrease in accrued expenses.
     Investing Activities
     We used $2.1 million in cash in our investing activities in the three months ended March 31, 2007 as compared to $24.5 million used in the same period of 2006. The major components of the use of cash for investing activities, included is the investment in the business acquisition and intangible assets, as well as, investments in property and equipment offset by the net sales and maturity of short-term investments. For 2006, our use of cash for investing activities primarily consisted of purchases, net of sales and maturity, of short-term investments and our investment in property and equipment
     Financing Activities
     We generated $5.4 million in our financing activities in the three months ended March 31, 2007 principally from the proceeds from the exercise of stock options and proceeds from sales of shares under our employee stock purchase plan. We generated $6.7 million in our financing activities in the three months ended March 31, 2006 principally from the proceeds from the exercise of stock options, proceeds from sales of shares under our employee stock purchase plan, and the tax benefit related to employee stock transactions.
     We expect to continue to invest in property and equipment in the ordinary course of business.

     Commitments and Contractual Obligations
     Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at March 31, 2007 are as follows (in thousands):

Commitment and contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$10,792	$3,637	$4,505	$2,650	—
Inventory purchase obligations	8,867	8,867	—	—	—
Intangibles purchase commitments	37,283	30,998	6,285	—	—
Minimum royalty obligation	75	75	—	—	—

Total contractual obligations	$57,017	$43,577	$10,790	$2,650	$—

     Unrecognized Tax Benefits
     As of the FIN 48 adoption date of January 1, 2007, we had gross tax affected unrecognized tax benefits of approximately $14.4 million (refer Note 9). As of March 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits has been excluded from the above commitment and contractual obligations table.
     Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenue, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities; we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.
     Stock Repurchase Program
     In February 2007, our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions. Purchases may be increased, decreased or discontinued at any time without prior notice. As of May 3, 2007, no shares had been repurchased under this stock repurchase program.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     A sensitivity analysis was performed on our investment portfolio as of March 31, 2007. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$437,000	$874,000	$1,310,000
Foreign Currency Exchange Risk
     Our sales are primarily denominated in U.S. dollars, and substantially all of our expenses are incurred in U.S. dollars, thus limiting our exposure to foreign currency exchange risk. The effect of an immediate 10% change in foreign currency exchange rates may impact our future operating results or cash flows as any such increases in our currency exchange rate may result in increased wafer, packaging, assembly or testing costs as well as ongoing operating activities in our foreign operations. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices for our products, which would negatively affect our operating results.

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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the first quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On December 7, 2001, we and certain of our officers and directors were named as defendants along with our underwriters in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. It is not yet clear what impact, if any, the Second Circuit’s decision will have on the pending settlement. The pending settlement would not require us to pay any settlement amounts nor issue any securities. In the event that the settlement is not granted final approval, we believe that these claims are without merit and we intend to defend vigorously against them.
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and subsequent pleadings by the parties followed in November and December of 2006 and January of 2007. On February 23, 2007, the court granted defendants’ motion to dismiss the Third CAC with leave to amend. Plaintiffs filed a Fourth Consolidated Amended Complaint (“Fourth CAC”) on March 30, 2007. Defendants’ motion to dismiss the Fourth CAC is due to be filed on or before May 25, 2007
     On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”), a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets, and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of Silicon Image’s intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to Silicon Image’s proprietary and confidential information, illegally copied and modified Silicon Image’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use Silicon Image’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope, and in violation of, the rights granted under, Silicon Image’s software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we are seeking an injunction barring Analogix from infringement of Silicon Image’s intellectual property rights.
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
Item 1A. Risk Factors
     You should carefully consider the following risk factors; in addition to those identified in our Annual Report on Form 10-K for the year ended December 31, 2006, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.
We operate in rapidly evolving markets, which makes it difficult to evaluate our future prospects.
     The revenue and income potential of our business and the markets we serve are early in their lifecycle and are difficult to predict. The Digital Visual Interface (“DVI”) specification, which is based on technology developed by us and used in many of our products, was first published in April 1999. We completed our first generation of CE and storage IC products the second half of 2001. The preliminary SATA specification was first published in August 2001. The HDMI specification was first released in December 2002. Our SteelVine™ storage architecture was first released in September 2004. Moreover, there are standards such as DisplayPort, in or expected to be in the market place which competes with DVI and HDMI. DisplayPort is a new digital display interface standard being put forth by the VESA (Video Electronics Standards Association). This standard defines an alternative digital audio/video interconnect, intended to be used primarily between a computer and its display-monitor, or a computer and a home-theater system. Other new standards have been and in the future may be introduced from time to time which could impact our success. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.
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
     Our success in the CE market is largely dependent upon the continued adoption and widespread implementation of the HDMI specification. Demand for our products may be inhibited by unanticipated unfavorable changes in or new regulations that delay or impede the transition to digital broadcast technologies in the U.S. or abroad. Demand for our consumer electronics products may also be inhibited in the event of negative consumer experience with HDMI technology as more consumers put it into service. Transmission of audio and video from “player devices” (such as a DVD player or set-top box) to intermediary devices (such as an audio-video receiver (“AVR”)) to displays (such as an HDTV) over HDMI with HDCP represents a combination of new technologies working in concert. Complexities with these technologies, the interactions between content protection technologies and HDMI with HDCP, and the variability in HDMI implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Such occurrences could negatively impact consumer acceptance of HDMI, which could inhibit demand for our consumer electronics products. In addition, we believe that the rate of HDMI adoption may be accelerated by FCC rules and European Information Communications and Consumer Electronics Technology Industry Associations (“EICTA”) and Cable & Satellite Broadcasting Association of Asia (“CASBAA”) recommendations described below.
     In the United States, the FCC issued its Plug and Play order in October 2003. In November 2003 and March 2004, these rules, known as the Plug & Play Final Rules (Plug & Play Rules), became effective. The Plug and Play Rules are relevant to DVI and HDMI with respect to high definition set-top boxes and the labeling of digital cable ready televisions. Regarding high-definition set-top boxes, the FCC stated that, as of July 1, 2005, all high definition set-top boxes acquired by cable operators for distribution to subscribers would need to include either a Digital Visual Interface (“DVI”) or High-Definition Multimedia Interface (“HDMI”) with HDCP. Regarding digital cable ready televisions, the FCC stated that a 720p or 1080i unidirectional digital cable television may not be labeled or marketed as digital cable ready unless it includes the interfaces for DVI or HDMI with HDCP according to a phase-in timetable. In the past, the FCC has made modifications to its rules and timetable for the DTV transition and it may do so in the future. We cannot predict whether these FCC rules will be amended prior to completion of the phase-in dates or that such phase-in dates will not be delayed. In addition, we cannot guarantee that the FCC will not in the future reverse these rules or adopt rules requiring or supporting different interface technologies, either of which would adversely affect our business.
     In January 2005, EICTA issued its “Conditions for High Definition Labeling of Display Devices” which requires all HDTVs using the “HD Ready” logo to have either an HDMI or DVI input with HDCP. In August 2005, EICTA issued its “Minimum Requirements for HD Television Receivers” which requires HD Receivers without an integrated display (e.g. HD STBs) utilizing the “HDTV” logo and intended for use with HD sources (e.g. television broadcasts), some of which require content protection in order to permit HD quality output, to have either a DVI or HDMI output with HDCP.

     In August 2005, CASBAA issued a series of recommendations in its “CASBAA Principles for Content Protection in the Asia-Pacific Pay-TV Industry” for handling digital output from future generations of set-top boxes for Video On Demand (“VOD”), Pay-per-view (“PPV”), Pay-TV and other encrypted digital programming applications. These recommendations include the use of one or more HDMI with HDCP or DVI with HDCP digital outputs for set-top boxes capable of outputting uncompressed high-definition content.
     With respect to the EICTA and CASBAA recommendations, we cannot predict the rate at which manufacturers will implement the HDMI-related recommendations in their products.
     Transmission of audio and video from source devices (such as a DVD player or STB) to receiving devices (such as an HDTV) over HDMI with HDCP represents a combination of new technologies working in concert. Cable and satellite system operators are just beginning to require transmissions of digital video with HDCP between sources and receiving devices in consumer homes, and DVD players incorporating this technology have only recently come to market. Complexities with these technologies and the variability in implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Also, the user experience associated with audiovisual transmissions over HDMI with HDCP is unproven, and users may reject products incorporating these technologies or they may require more customer support than expected. Delays or difficulties in integration of these technologies into products or failure of products incorporating this technology to achieve market acceptance could have an adverse effect on our business.
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
     While our sales cycles are typically long, our average product life cycles tend to be relatively short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that if we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.
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
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended March 31, 2007, shipments to our distributors, Innotech Corporation, Microtek, and World Peace Industrial generated 15%, 14% and 9% of our revenue, respectively. For the three months ended March 31, 2006, shipments to our distributors, World Peace International, Microtek and Weikeng Industrial generated 19%, 16% and 10% of our revenue, respectively. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:
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
     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 42.2% and 59.0% of our revenue for the three months ended March 31, 2007 and 2006. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:
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
There are risks to our global strategy
     During 2006, we commenced the implementation of a global strategy that we believe will, in the long run, result in certain operational benefits as well as provide us with a lower annual effective tax rate that is lower than if we did not pursue this strategy. Our strategy involves an increased investment in technology and headcount outside of the United States in order to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. As a result of undertaking these efforts, we anticipate our 2007 annual effective tax rate to approximate 55% which is materially higher than our combined statutory rates of approximately 38%. In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. The expected operational benefits and lower tax rate will depend on a number of factors, including our future business results and profitability, and the effectiveness and timing of our implementation of our global strategy. While we expect declines in our annual effective tax rate after 2007, we may continue to experience higher tax rates until our new global strategy is fully operational.
We have made acquisitions in the past and may make acquisitions in the future, if advisable, and these acquisitions involve numerous risks.
     Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. An acquisition of companies or intangible assets is a strategy we may use to develop new products and enter new markets. In January 2007, we completed the acquisition of sci-worx. We may acquire additional companies or technologies in the future. Acquisitions involve numerous risks, including, but not limited to, the following:
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
     We acquired sci-worx, a limited liability company based in Germany, in January 2007. In addition to the acquisition-related risks described in the risk factor above, this acquisition may expose us to complexities of operating in Germany, a country in which we have not previously had significant operations and whose regulatory framework with which we are unfamiliar, and of difficulties in managing and integrating approximately 172 employees based in Germany. In addition, the technologies acquired from sci-worx may require significant additional development before they can be marketed and may not generate sufficient revenue to offset expenses associated with the acquisition. Any of these problems or factors with respect to the acquisition of sci-worx could adversely affect our business, financial condition or results of operations.
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
     Although we test our products before shipment, our products are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Because our products are sometimes integrated with products from other vendors, it can be difficult to identify the source of any particular problem. Delivery of products with defects or reliability, quality or compatibility problems, may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, warranty and product liability claims against us that may not be fully covered by insurance. Any of these circumstances could substantially harm our business.
We face foreign business, political and economic risks because a majority of our products and our customers’ products are manufactured and sold outside of the United States.
     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months ended March 31, 2007 and March 31, 2006, approximately 80.6% and 78.3% of our revenue, respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and, with our recent acquisition of sci-worx, we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:
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
Our participation in working groups for the development and promotion of industry standards in our target markets, including the DVI, and HDMI specifications, requires us to license some of our intellectual property for free or under specified terms and conditions, which may make it easier for others to compete with us in such markets.
     A key element of our business strategy includes participation in working groups to establish industry standards in our target markets, promote and enhance specifications, and develop and market products based on such specifications and future enhancements. We are a promoter of the Digital Display Working Group (“DDWG”), which published and promotes the DVI specification, a founder in the working group that develops and promotes the HDMI specification, and a promoter in the working group that develops and promotes the UDI specification. In connection with our participation in such working groups:
•	we must license for free specific elements of our intellectual property to others for use in implementing the DVI specification; and we may license additional intellectual property for free as the DDWG promotes enhancements to the DVI specification.

•	we must license specific elements of our intellectual property to others for use in implementing the HDMI specification and we may license additional intellectual property as the HDMI founders group promotes enhancements to the HDMI specification; and

•	we have agreed to license specific elements of our intellectual property to other UDI promoters and third parties who execute an adopter’s agreement.
     Accordingly, certain companies that implement the DVI, and HDMI specifications in their products can use specific elements of our intellectual property to compete with us, in certain cases for free. Although in the case of the HDMI specification, there are annual fees and royalties associated with the adopter’s agreements, there can be no assurance that such annual fees and royalties will adequately compensate us for having to license our intellectual property. Fees and royalties received during the early years of adoption of HDMI will be used to cover costs we incur to promote the HDMI standard and to develop and perform interoperability tests; in addition, after an initial period, the HDMI founders may reallocate the royalties amongst themselves to reflect each founder’s relative contribution of intellectual property to the HDMI specification.
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
     We have entered into strategic partnerships with third parties. In February 2007, we entered into a Video Processor Design License Agreement with Sunplus. Under the terms of the license agreement, we will receive a license to use and further develop advanced video processor technology. The license agreement provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. We paid Sunplus $10.0 million of the consideration for the licensed technology and related deliverables in February 2007, and are required to pay the remaining $25.0 million upon delivery and acceptance of certain milestones. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. The license agreement also provides for the grant to Sunplus of a license to certain of our intellectual property, for which Sunplus has agreed to pay us $5.0 million upon delivery and acceptance of such intellectual property. We believe that the intellectual property licensed under this license agreement will enhance our ability to develop integrated DTV technology and other consumer product offerings. The success of the agreement depends upon our successful integration of the operations of sci-worx, which will be critical to our ability to develop products based on the Sunplus licensed IP. The success of the agreement also depends upon the continued market acceptance of our HDTV and consumer products. The achievement of milestones upon which the payments to Sunplus are contingent may also not be achieved. We may not succeed in developing successful products based on the Sunplus intellectual property.
     While these strategic partnerships are designed to drive revenue growth and adoption of our technologies and industry standards promoted by us and also reduce our research and development expenses, there is no guarantee that these strategic partnerships will be successful. Negotiating and performing under these strategic partnerships involves significant time and expense; we may not realize anticipated increases in revenue, standards adoption or cost savings; and these strategic partnerships may make it easier for the third parties to compete with us; any of which may have a negative effect our business and results of operations.
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
     The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ Stock Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, SFAS No. 123R, Share Based Payment, requires us to record compensation expense for options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.
We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future.
     We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:
•	In January 2005, Steve Laub (who replaced David Lee in November 2004) resigned from the positions of chief executive officer and president and from the board of directors, Steve Tirado was appointed as chief executive officer and president and to the board as well, and Chris Paisley was appointed chairman of the board of directors.

•	In February 2005, Jaime Garcia-Meza was appointed as vice president of our storage business.

•	In April 2005, Robert C. Gargus retired from the position of chief financial officer and Darrel Slack was appointed as his successor.

•	In April 2005, four of our then independent outside directors, David Courtney (chairman of the audit committee), Keith McAuliffe, Chris Paisley (chairman of the board) and Richard Sanquini, resigned from our board of directors and board committees.

•	In April 2005, Darrel Slack, our then chief financial officer, was elected to our board of directors.

•	In May 2005, Masood Jabbar and Peter Hanelt were elected to our board of directors.

•	In June 2005, David Lee did not stand for re-election as a director at our annual meeting of stockholders, and accordingly, Dr. Lee resigned from our board of directors.

•	In June 2005, PricewaterhouseCoopers LLP resigned as our independent registered public accounting firm. In July 2005, we appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

•	In August 2005, Darrel Slack began a personal leave of absence.

•	In August 2005, Dale Brown resigned from the positions of chief accounting officer and corporate controller.

•	In August 2005, Robert Freeman was appointed as interim chief financial officer and chief accounting officer.

•	In September 2005, Darrel Slack resigned from the position of chief financial officer and from our board of directors and the board of directors of HDMI Licensing, LLC, our wholly-owned subsidiary.

•	In October 2005, William George was elected to our board of directors.

•	In October 2005, Robert Bagheri resigned from the position of executive vice president of operations.

•	In October 2005, John LeMoncheck, then vice president, consumer electronics and PC/display, left Silicon Image.

•	In October 2005, John Shin was appointed as interim vice president, consumer electronics and PC/display businesses and served in that position until February 2006. Mr. Shin serves as vice president of engineering, and has held that position since October 2003.

•	In November 2005, Robert Freeman’s position changed from interim chief financial officer to chief financial officer.

•	In December 2005, William Raduchel was elected to our board of directors.

•	In January 2006, Dale Zimmerman was appointed as our vice president of worldwide marketing.

•	In February 2006, John Hodge was elected to our board of directors.

•	In September 2006, Patrick Reutens resigned from the position of chief legal officer.

•	In January 2007, Edward Lopez was appointed as our chief legal officer.

•	In February 2007, David Hodges advised our board of directors that he has decided to retire and as such will not stand for reelection to our board of directors when his current term expires at our 2007 Annual Meeting of Stockholders.

•	In April 2007, Robert R. Freeman, announced his intention to retire from his position as Chief Financial Officer.

•	In April 2007, Rob Valiton resigned from his position as Vice President of Worldwide Sales.

•	In April 2007, Sal Cobar was appointed as Vice President of Worldwide Sales.
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
     Securities class action suits and derivative suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. . Please see the descriptions of securities suits pending against us and certain of our officers and directors contained under the heading “Legal Proceedings” above
Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in areas susceptible to natural disasters.
     Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. Taiwan Semiconductor Manufacturing Company, or TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the three months ended March 31, 2007 and March 31, 2006 customers and distributors located in Japan generated 35% and 25% of our revenue in each period and customers and distributors located in Taiwan generated 18% and 25% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.
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
     The United States has taken, and continues to take, military action against terrorism and currently has troops in Iraq and in Afghanistan. In addition, the current nuclear arms crises in North Korea and Iran could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for OEM products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

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
     The stock market has experienced extreme price and volume fluctuations that have affected the market valuation of many technology companies, including Silicon Image. These factors, as well as general economic and political conditions, may materially and adversely affect the market price of our common stock in the future. The market price of our common stock has fluctuated significantly and may continue to fluctuate in response to a number of factors, including, but not limited to:
•	actual or anticipated changes in our operating results;

•	changes in expectations of our future financial performance;

•	changes in market valuations of same companies in our markets;

•	changes in market valuations or expectations of future financial performance of our vendors or customers;

•	changes in our key executives and technical personnel; and

•	announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
(a) Exhibits

10.01†	Sale and Purchase Agreement with Infineon Technologies AG and sci-worx GmbH (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed January 8, 2007)

10.02*	Video Processor Design License Agreement with Sunplus Technology Co., Ltd.

10.03	Silicon Image, Inc. Sales Incentive Plan for Vice President of Worldwide Sales for Fiscal Year 2007 (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K/A filed February 27, 2007)

10.04	Employment Offer Letter between Noland Granberry and the Registrant dated February 14, 2006.

31.01	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2007	Silicon Image, Inc.
/s/ Robert R. Freeman
Robert R. Freeman
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.01†	Sale and Purchase Agreement with Infineon Technologies AG and sci-worx GmbH (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K filed January 8, 2007)

10.02*	Video Processor Design License Agreement with Sunplus Technology Co., Ltd.

10.03	Silicon Image, Inc. Sales Incentive Plan for Vice President of Worldwide Sales for Fiscal Year 2007 (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K/A filed February 27, 2007)

10.04	Employment Offer Letter between Noland Granberry and the Registrant dated February 14, 2006.

31.01	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.