Form 10-Q
period 2007-06-30
SILICON IMAGE INC
filed 2007-08-08
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, there were 85,239,842 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Six Months Ended
June 30, 2007

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$79,561	$81,921
Short-term investments	123,351	168,724
Accounts receivable, net of allowances for doubtful accounts of $1,779 in 2007 and $235 in 2006	45,701	39,931
Inventories, net	22,781	28,287
Prepaid expenses and other current assets	15,512	4,895
Deferred income taxes	10,156	12,793

Total current assets	297,062	336,551

Property and equipment, net	24,575	18,431
Goodwill	19,210	13,021
Intangible assets, net	2,066	78
Deferred income taxes, non-current	14,490	10,580
Other assets	15,915	1,570

Total assets	$373,318	$380,231

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$23,029	$14,187
Accrued liabilities	21,492	37,308
Deferred license revenue	4,461	5,264
Deferred margin on sales to distributors	19,087	17,712

Total current liabilities	68,069	74,471

Other long-term liabilities	9,574	538

Total liabilities	77,643	75,009

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Common stock	90	87
Treasury stock	(31,140)	—
Additional paid-in capital	405,236	386,258
Accumulated deficit	(78,365)	(80,964)
Accumulated other comprehensive loss	(146)	(159)

Total stockholders’ equity	295,675	305,222

Total liabilities and stockholders’ equity	$373,318	$380,231

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product	$65,875	$61,667	$121,541	$114,947
Development, licensing and royalties	13,896	8,912	27,349	14,731

Total revenue	79,771	70,579	148,890	129,678

Cost of revenue and operating expenses:
Cost of revenue (1)	36,938	29,785	67,696	55,133
Research and development (2)	19,025	15,179	36,220	30,745
Selling, general and administrative (3)	17,151	16,563	34,295	32,025
Amortization of intangible assets	537	78	1,152	351

Total cost of revenue and operating expenses	73,651	61,605	139,363	118,254

Income from operations	6,120	8,974	9,527	11,424
Interest income and other, net	3,290	2,020	6,316	3,558

Income before provision for income taxes	9,410	10,994	15,843	14,982
Provision for income taxes	5,038	5,196	8,555	6,832

Net income	$4,372	$5,798	$7,288	$8,150

Net income per share – basic	$0.05	$0.07	$0.08	$0.10

Net income per share – diluted	$0.05	$0.07	$0.08	$0.10

Weighted average shares – basic	86,737	81,562	86,781	81,019
Weighted average shares – diluted	88,817	85,628	89,156	85,246

(1) Includes stock-based compensation expense	$443	$554	$789	$1,182
(2) Includes stock-based compensation expense	2,056	2,800	4,364	5,612
(3) Includes stock-based compensation expense	2,687	3,197	4,065	7,040
See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$7,288	$8,150
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,027	3,217
Amortization of intangible assets	1,152	351
Provision for doubtful accounts	1,544	37
Stock-based compensation expense	9,218	13,834
Income tax benefit (deficiency) from employee based compensation plans	84	—
Excess tax benefit from employee stock transactions	(1,345)	(7,289)
Accretion of investment discount	(164)	(7)
Realized gain on investments	(17)	—
Loss on disposal of property and equipment	695	10
Deferred income taxes	637	—
Changes in assets and liabilities:
Accounts receivable	(3,639)	(8,115)
Inventories	5,697	(1,872)
Prepaid expenses and other assets	(9,673)	488
Accounts payable	5,980	79
Accrued liabilities and deferred license revenue	(19,779)	8,262
Deferred margin on sales to distributors	1,375	3,124

Cash provided by operating activities	4,080	20,269
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	64,346	28,771
Purchases of short-term investments	(18,657)	(99,858)
Business acquisition, net of cash acquired	(13,751)	—
Purchases of property and equipment	(7,609)	(3,059)
Purchase of intellectual property	(10,000)	—
Release of restriction on cash received in conjunction with Genesis litigation	—	6,966

Cash provided by (used in) investing activities	14,329	(67,180)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	9,679	6,395
Excess tax benefits from employee stock transactions	1,345	7,289
Repayments of debt and capital lease obligations	—	(113)
Payment for financing in connection with purchase of software	(528)	—
Payments to acquire treasury stock	(31,140)	—

Cash (used in) provided by financing activities	(20,644)	13,571

Effect of exchange rate changes on cash and cash equivalents	(125)	—
Net decrease in cash and cash equivalents	(2,360)	(33,340)
Cash and cash equivalents — beginning of period	81,921	77,877

Cash and cash equivalents — end of period	$79,561	$44,537

Supplemental cash flow information:
Cash payment for interest	$33	$7

Cash payment for income taxes	25,576	450

Unrealized net gain on investment security	135	10

Property and equipment purchased but not paid for	2,674	2,537

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)
1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. and its subsidiaries (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2006 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of June 30, 2007, the related consolidated statements of income for the three and six months ended June 30, 2007 and 2006, and the related consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 are not necessarily indicative of future operating results to be expected for the fiscal year ended December 31, 2007.
2. Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board released FASB 159, “The Fair Value Option for Financial Assets and Financial Liabilities” effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently assessing the impact that the adoption of this pronouncement will have on our consolidated financial statements.
     In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively from January 1, 2007. The implementation of this standard does not have a material impact on our consolidated financial statements.
3. Stock-Based Compensation
  1995 Equity Incentive Plan (the “1995 Plan”)
     In September 1995, the Company’s Board of Directors adopted the 1995 Equity Incentive Plan (the “1995 Plan”), which provides for the granting of incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) to employees, directors and consultants. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of our common stock on the date of grant for ISOs and NSOs, respectively. In September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. We have the right to repurchase shares acquired upon the early exercise of options at their original purchase price if the optionee’s employment with the Company is terminated prior to the shares vesting. Once the shares vest, the Company’s repurchase right expires.
  1999 Equity Incentive Plan (the “1999 Plan”)
     In October 1999, the 1999 Plan became the successor to the 1995 Plan and was amended to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan increases automatically on January 1 of each year by an amount equal to 5% of our total common shares outstanding as of the immediately preceding December 31st. The 1999 Plan terminates in July 2009.
     In June and July 2001, in connection with the CMD Technology, Inc., (“CMD”) and Silicon Communication Lab (“SCL”) acquisitions, we assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. In April 2004, in connection with the TransWarp acquisition, we assumed all outstanding options and options available for issuance under the TransWarp Stock Option Plan. The terms of these Plans are very similar to those of the 1999

Plan. Our assumption of the CMD, SCL and TransWarp Plans and the outstanding options thereunder did not require the approval of, and was not approved by, our stockholders.
     Options granted under our stock option plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years and generally vest annually as to 25% of the shares subject to the options. Stock option grants to members of our Board of Directors vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of the Company.
     Under our stock option plans, 8.4 million shares of common stock remain available for issuance.
  Non-plan options
     In 2004 and 2003, our Board of Directors granted non-plan options to purchase 1.7 million and 625,000 shares, respectively, of our common stock to three executives and an employee. There were no non-plan option grants in 2005 and 2006. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years. No non-plan options were granted during the six months ended June 30, 2007.
  1999 Employee Stock Purchase Plan (“ESPP”)
     Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings to purchase shares at the lower of 85% of the fair market value of the common stock on the commencement date of the six-month offering period or on the last day of the six-month offering period. At June 30, 2007, there were 2.3 million shares of our common stock reserved for future issuance under the ESPP.
SFAS No. 123(R)
     Effective January 1, 2006, we adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the six months ended June 30, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-based Compensation, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under ESPP. We recognize compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards.
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

     In connection with the adoption of SFAS No. 123(R), we reassessed the valuation technique and related assumptions. We estimate the fair value of stock options using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123(R), SEC Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Employee stock option plans:
Expected life in years	4.9	5.0	4.9	5.0
Expected volatility	70%	85%	74%	89%
Risk-free interest rate	4.8%	5.0%	4.7%	4.7%
Expected dividends	none	none	none	none
Weighted average fair value	$5.10	$7.05	$6.09	$7.25

Employee Stock Purchase Plan:
Expected life in years	0.5	1.3	0.5	1.3
Expected volatility	51%	57%	51%	57%
Risk-free interest rate	5.2%	4.7%	5.2%	4.7%
Expected dividends	none	none	none	none
Weighted average fair value	$3.62	$4.75	$3.62	$4.75
     The expected stock price volatility assumption was determined using the historical volatility of our common stock.
     Change in forfeiture rate- For the quarter ended June 30, 2007, the Company used a 10.84% estimated forfeiture rate which we believe is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.
Stock-based Compensation Expense
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cost of sales	$443	554	$789	$1,182
Research and development	2,056	2,800	4,364	5,612
Selling, general and administrative	2,687	3,197	4,065	7,040
Income tax effect	(1,558)	(2,666)	(2,804)	(5,630)

	$3,628	$3,885	$6,414	$8,204

     As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest.
     At June 30, 2007, the total stock-based compensation expense related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $49.5 million, after estimated forfeitures. This cost will generally be recognized on a straight-line basis over an estimated weighted-average period of approximately 1.8 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

     At June 30, 2007, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $114,000. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 0.1 years.
Stock Options and Awards Activity
     The following is a summary of option activity for our Stock Option Plans (in thousands, except per share amounts):

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term in Years	Intrinsic Value
Outstanding at December 31, 2006	16,254	$8.95	6.80	$69,956
Granted	2,774	9.77
Exercised	(1,892)	4.12
Forfeitures and cancellations	(1,523)	10.78

Outstanding at June 30, 2007	15,613	$9.51	7.05	$19,108

Vested and expected to vest at June 30, 2007	14,644	$9.45	6.94	$18,976

Exercisable at June 30, 2007	8,637	$8.79	5.91	$17,350

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock that were in-the-money at June 30, 2007. The aggregate intrinsic value of options exercised under our stock option plans was $5.4 million and $7.9 million, determined as of the date of option exercises during the three and six months ended June 30, 2007, respectively.
4. Comprehensive income
     The components of comprehensive income, net of related taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,372	$5,798	$7,288	$8,150
Change in unrealized value of investments	20	145	135	10
Foreign currency translation adjustments	(114)	—	(125)	—

Total comprehensive income	$4,278	$5,943	$7,298	$8,160

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,372	$5,798	$7,288	$8,150

Weighted average shares – basic	86,737	81,562	86,781	81,019

Weighted average shares – diluted	88,817	85,628	89,156	85,246

Net income per share – basic	$0.05	$0.07	$0.08	$0.10
Net income per share – diluted	$0.05	$0.07	$0.08	$0.10
     The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average common shares for basic net income per share	86,737	81,562	86,781	81,019
Weighted-average dilutive stock options outstanding under the treasury stock method	2,080	4,066	2,375	4,227

Weighted-average common shares for diluted net income per share	88,817	85,628	89,156	85,246

6. Balance Sheet Components

	June 30,	December 31,
	2007	2006
	(in thousands)
Inventories:
Raw materials	$4,130	$7,908
Work in process	4,073	2,712
Finished goods	14,578	17,667

Total inventories	$22,781	$28,287

Property and equipment
Computers and software	$26,894	$22,432
Equipment	25,859	25,836
Furniture and fixtures	5,039	3,068

	57,792	51,336

Less: accumulated depreciation	(33,217)	(32,905)

Total property and equipment, net	$24,575	$18,431

Accrued liabilities:
Accrued payroll and related expenses	$5,969	$4,921
Accrued legal fees	979	1,022
Warranty accrual	65	60
Bonus accrual	50	8,718
Accrued income taxes	—	12,683
Other accrued liabilities	14,429	9,904

Total accrued liabilities	$21,492	$37,308

     At the time of revenue recognition, we provide an accrual for estimated costs to be incurred pursuant to our warranty obligation. Our estimate is based primarily on historical experience. Warranty accrual activity was as follows (in thousands):

	June 30, 2007	December 31, 2006
Balance at January 1	$60	$382
Provision for warranties issued during the period	8	30
Reductions to pre-existing warranties	—	(314)
Cash and other settlements made during the period	(3)	(38)

Ending balance	$65	$60

7. Commitments and Contingencies
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
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and subsequent pleadings by the parties followed in November and December of 2006 and January of 2007. On February 23, 2007, the court granted defendants’ motion to dismiss the Third CAC with leave to amend. Plaintiffs filed a Fourth Consolidated Amended Complaint (“Fourth CAC”) on March 30, 2007. Defendants filed a motion to dismiss the Fourth Amended Complaint on May 25, 2007. The motion is scheduled for hearing on September 7, 2007.
     On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”), a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets, and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of Silicon Image’s intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to Silicon Image’s proprietary and confidential information, illegally copied and modified Silicon Image’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use Silicon Image’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope, and in violation of, the rights granted under, Silicon Image’s software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we are seeking an injunction barring Analogix from misappropriating Silicon Image’s trade secrets. On June 18, 2007, Analogix filed a counterclaim alleging Silicon Image breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within Silicon Image. A trial date has been set for September 22, 2008.
     On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. We are fully cooperating with the SEC in this matter.
     During 2006, we initiated a voluntary internal review of our historical stock option compensation practices. The Audit Committee of our Board of Directors reviewed and accepted management’s findings and conclusions upon the completion of the internal review. As a result of the review, we recorded a net stock-based compensation charge in the fourth quarter of 2006 in the amount of $95,000 related to options granted on two dates where we concluded that a different measurement date was appropriate. We concluded that it was not necessary to make any adjustment to any previously issued financial statements. Subsequent to our initiation of this review, we received written notice from the SEC that it was conducting an informal inquiry into the Company’s option-granting practices during the period January 1, 2004 through October 31, 2006. In May 2007, we received notice from the SEC that it had completed its investigation without recommending that any enforcement action be taken.
     In addition, we have been named as defendants in a number of judicial and administrative proceedings incidental to our business and may be named again from time to time.
     We intend to defend all of the above matters vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

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
     Contractual Obligations and Off-Balance Sheet Arrangements
     The following table represents our future minimum payments under our operating leases, debt, inventory purchase and minimum royalty obligations outstanding at June 30, 2007 (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$10,191	$3,420	$4,426	$2,345	—
Inventory purchase obligations	13,130	13,130	—	—	—
Intangibles purchase commitments	30,280	24,750	5,530	—	—

Total contractual obligations	$53,601	$41,300	$9,956	$2,345	$—

8. Customer and Geographic Information
     Revenue by geographic area, including development, licensing and royalty revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Japan	$27,646	$24,665	$51,728	$39,433
Taiwan	15,902	14,551	28,147	29,292
United States	15,239	13,263	28,620	26,079
Europe	6,096	4,209	13,071	8,090
Hong Kong	5,516	2,429	8,125	4,474
Korea	4,865	5,946	8,749	11,366
Other	4,507	5,516	10,450	10,944

Total revenue	$79,771	$70,579	$148,890	$129,678

     Revenue by product line, including development, licensing and royalty revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consumer Electronics (1)	$61,364	$48,217	$110,389	$83,609
Personal Computer (1)	11,147	10,201	22,242	23,507
Storage (1)	7,260	12,161	16,259	22,562

Total revenue	$79,771	$70,579	$148,890	$129,678

(1)	Includes development, licensing and royalty revenue

Revenue by product line, excluding development, licensing and royalty revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consumer Electronics	$49,945	$41,852	$90,242	$73,794
Personal Computer	10,190	9,650	19,911	22,469
Storage	5,740	10,165	11,388	18,684
Development, licensing and royalty revenue	13,896	8,912	27,349	14,731

Total revenue	$79,771	$70,579	$148,890	$129,678

     For the three months ended June 30, 2007, three customers each generated 18.3%, 12.5%, and 11.7% of our revenue, respectively. For the six months ended June 30, 2007, three customers each generated 16.6%, 13.2%, and 10.5%of our revenue, respectively. At June 30, 2007, two customers each represented 19.0%, and 10.6% of gross accounts receivable respectively.
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
     Our Chief Executive Officer, who is considered to be our chief operating decision maker, or (“CODM”), reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We operate in a single operating segment that includes the design, development and implementation of semiconductors for the secure storage, distribution and presentation of high-definition content.
9. Provision for income taxes
     For the three and six months ended June 30, 2007, we recorded a provision for income taxes of $5.0 million and $8.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2007 was 53.5% and 54.0% respectively. The effective tax rate is based on projected taxable income for 2007. The effective tax rate for the three months ended June 30, 2007 of 53.5% comprised of 41.4%, 1.0% and 11.1% for federal, state and foreign, respectively.
     For the three and six months ended June 30, 2006, we recorded a provision for income taxes of $5.2 million and $6.8 million, respectively. The effective tax rate for the three and six months ended June 30, 2006 was 47.3% and 45.6% and was based on our projected taxable income for 2006. The effective tax rate took into account the fact that a portion of the expected benefit due to the use of net operating loss and research credit carryforwards resulted from stock option transactions, and therefore was not expected to reduce the income tax provision, but instead would be recorded as a credit to additional paid-in capital when realized. The effective tax rate for the three months ended June 30, 2006 of 47.3% was comprised of 40.8% Federal, 3.9% State and 2.6% foreign. We provided a valuation allowance of $52.3 million as of December 31, 2005 on 100% of the net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. In the fourth quarter of 2006, we released our valuation allowance as we determined that the deferred tax assets at that time were more likely than not, to be realized. We continue to assess the recoverability of the deferred tax assets on an ongoing basis.
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
     Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes and, as of the adoption date, we had accrued interest related to unrecognized tax benefits of approximately $60,000. The provision for income taxes for the three and six months ended June 30, 2007 included approximately $130,000 and $160,000 respectively, of interest on unrecognized tax benefits.
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
     On January 2, 2007, we acquired sci-worx GmbH (“sci-worx”), a leading intellectual property (“IP”) and design service provider specializing in multimedia, communications, and networking applications, for a cash consideration of approximately $15.8 million (net cash consideration of $13.8 million) for 100% of the outstanding shares of common stock. In addition, we incurred approximately $410,000 in costs directly related to the consummation of this transaction. These costs were included in the total purchase price consideration. The acquisition of sci-worx is expected to enhance our ability to integrate additional functions into our semiconductors and to accelerate the expansion of our system-on-a-chip (“SoC”) design capabilities for the storage, distribution and presentation of high-definition (“HD”) content in the consumer environment. The results of sci-worx have been included in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007.

     The allocation of purchase price consideration is as follows: (in thousands)

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

     The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed at the time of the acquisition is as follows (in thousands):

Net tangible assets acquired	$6,885
Goodwill	6,110
Others	41
Intangible assets and other:
Core developed technology	970
Customer relationships	810
Contractual backlog	1,360

16,176
Direct acquisition costs	410

Purchase price	$15,766

     During the quarter ended June 30, 2007, we adjusted the goodwill relating to intellectual property commission of approximately $79,000 not accounted for at the time of the acquisition.
Intangible Assets
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
Identifiable intangible assets comprise the following (in thousands):

		June 30, 2007
		Accumulated
	Gross Amount	Amortization	Net book value
Intangible assets and other:
Core developed technology	$970	$187	$783
Customer relationships	810	162	648
Contractual backlog	1,360	725	635

Total	$3,140	$1,074	$2,066

Estimated future amortization expense for our intangible assets is as follows for the fiscal years ending December 31 (in thousands):

2008	$697
2009	237
2010	150
2011	—
2012	—

$1,084

11. License of Sunplus Intellectual Property and Related Revenue Transaction
     In February 2007, we entered into a Video Processor Design License Agreement (the “License Agreement”) with Sunplus Technology Co., Ltd. (“Sunplus”) to license certain technology (“IP Technology purchased”) from Sunplus for $40.0 million, as described below, and to license certain of our intellectual property (“IP Technology sold”) to Sunplus for $5.0 million. The purpose of the IP Technology purchased is to obtain advanced video processor technology for development of future Silicon Image products. The IP Technology sold to Sunplus provides them with comprehensive digital television system functionality. In February 2007, we also entered into a Video Processor Development, Marketing and Sales Agreement (“Development Agreement”) with Sunplus with the objective of jointly developing and marketing a chip that would use the technologies in the License Agreement. In June 2007, the parties mutually agreed to amend and terminate the Development Agreement due to change in future market demand for the specific chip to be developed.
     The License Agreement continues to be in effect and provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. We paid Sunplus $10.0 million of the consideration for the licensed technology and related deliverables in February 2007 and accrued for $5.0 million of the consideration for the period ended June 30, 2007. We are required to pay the remaining $20.0 million upon delivery and acceptance of certain milestones. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. As of June 30, 2007, the amounts paid under this agreement are recorded as other assets in the Condensed Consolidated Balance Sheet.
     During the quarter ended June 30, 2007, we completed the delivery of IP Technology sold to Sunplus under the license agreement and received final acceptance. In the quarter ended June 30, 2007, we recognized revenue of $4.9 million for the delivery of the IP Technology sold, which represented the $5.0 million license amount less $0.1 million for the fair value of support and maintenance which we are required to provide to Sunplus for one year.
12. Related Party Transaction
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
     The related party transactions with Sunplus and Synerchip and its related subsidiaries and affiliates through the six month period ended June 30, 2006 ( which consist of transactions occurring during 2006 on or before March 24, 2006) are described below:
     Silicon Image paid $363,000 to Sunplus for purchases of integrated semiconductors for the six month period ended June 30, 2006.
     Silicon Image paid $221,000 to Synerchip for purchases of integrated semiconductors for the six month period ended June 30, 2006.
     In March 2002, Silicon Image and Sunplus entered into a five-year Technology License Agreement pursuant to which Sunplus licensed certain LVDS receiver technology from Silicon Image. In connection with this agreement, Sunplus paid $132,000 to Silicon Image in related royalty fees for the six month period ended June 30, 2006.
     In June 2003, Silicon Image and Sunplus entered into a three-year Strategic Relationship Agreement for joint manufacturing, marketing, selling and distribution of certain semiconductors. In connection with this agreement, Sunplus paid annual subscription fees to Silicon Image in the amounts of $50,000 for the six month period ended June 30, 2006.

13. Stock Repurchase Program
     In February 2007, our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. We may commence purchasing, or increase, decrease or discontinue purchasing at any time without any prior notice. On May 8, 2007 and May 28, 2007, we entered into two Stock Trading Plans to facilitate our repurchases of common stock. Under the May 8, 2007 Stock Trading Plan, we authorized the repurchase of up to 1,250,000 of our common shares at prevailing market prices. Under the May 28, 2007 Stock Trading Plan, we authorized the repurchase of up to 2,500,000 of our common shares at prevailing markets. Under our stock repurchase program, we can repurchase our common stock at any time and from time to time during the 36 month period commencing February 12, 2007. From February through June 30, 2007, we repurchased a total of 3.75 million shares of our common stock at a total cost of $31.1 million.

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
Available Information
     Our Internet website address is www.siliconimage.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q. We make available free of charge, through our Internet website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
Overview
     Headquartered in Sunnyvale, California, we are a leader in driving the design, development and implementation of semiconductors for the secure storage, distribution and presentation of high-definition content. We create and promote industry standards for digital content delivery such as the Digital Visual Interface specification (“DVI”), the High Definition Multimedia Interface™ or HDMI™ and the Serial Advanced Technology Attachment specification (“SATA”), leveraging partnerships with global leaders in the consumer electronics and personal computing markets to meet the growing digital content needs of consumers worldwide. We are also a leading provider of semiconductor intellectual property solutions for high-definition multimedia and data storage applications.
     Our mission is to be the leader in the design, development and implementation of semiconductors for the secure storage, distribution and presentation of high-definition content in the home and mobile environments. We are dedicated to the promotion of technologies, standards and products that facilitate the movement of digital content between and among digital devices across the consumer electronics (“CE”), personal computer (“PC”) and storage markets. We have been at the forefront of the development and promotion of several industry-standard, high-speed, digital, secure interfaces, including the DVI, HDMI and the SATA.
     We place an emphasis on understanding and having strategic relationships within the ecosystem of companies that provide the content and products that drive digital content creation and consumption. Towards that end, we have developed strategic relationships with major Hollywood studios such as Universal, Warner Brothers, Disney and Fox and leading consumer electronics companies such as Sony, Hitachi, Toshiba, Matsushita (Panasonic), Philips and Thomson. Through these relationships we have formed a strong understanding of the requirements for storing, distributing and viewing high quality digital video and audio in the home and mobile environments, especially in the area of High Definition (“HD”) content. We have also developed a substantial intellectual property (“IP”) base for building open standards and products necessary to promote opportunities for our products.
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

     HDMI is a high-bandwidth, all-digital, interconnect technology used in both CE and PC applications to provide high quality uncompressed video and audio. Through the creation and development of the HDMI standard along with Sony, Hitachi, Toshiba, Matsushita (Panasonic), Philips and Thomson, we helped drive a worldwide standard for digital connectivity that has resulted in an installed base of over 85 million devices as of the end of 2006, according to market-research firm In-Stat. In-Stat projects that over 325 million HDMI enabled devices will ship in 2010 resulting in an installed base of almost 1 billion units by the end of 2010.
     We also believe a world of digital devices requires a robust testing regimen to ensure rock-solid plug and play interoperability. Today we operate several HDMI Authorized testing centers in Asia, Europe and North America that do this vital testing. We also saw a market need to develop a much more comprehensive test suite in 2005 and launched a new program called Simplay HD™. The Simplay HD program offers the industry what we believe to be the most comprehensive method for ensuring product interoperability. It also provides consumers with a way of identifying products that have had rigorous testing and are “best-in-class” tested for broad plug and play trouble free usage. The Simplay HD Testing Program is open to all manufacturers of consumer electronics devices implementing HDMI and High-bandwidth Digital Content Protections (“HDCP”), including HDTVs, STBs, DVD players, A/V receivers and cables. More than 160 products had been Simplay HD-verified, conferring upon those products a higher level of consumer trust that the products are HDMI compliant and fully interoperable with other HDMI-compliant products. We believe that Simplay has further enhanced our reputation for quality, reliable products and leadership in the HDMI market.
     The rate of innovation within the HDMI standard has been rapid, with 6 revisions of the standard over the last 5 years. These releases have brought greater benefits to the consumer in terms of digital video and audio quality and increased functionality. We believe that we can obtain a competitive advantage as the only merchant semiconductor supplier in the HDMI founding member group. Our unique position has enabled as to introduce new innovations in quality and connectivity into the HDMI standard revisions and produce products that are first to market.
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
     We shipped the first HDMI-compliant silicon to the market, and we remain a market leader for HDMI functionality, with more than 97 million units shipped to date. We recently expanded our HDMI product line with the introduction of the industry’s first HDMI 1.3-compliant discrete receiver and transmitter discrete chips, a new switch product family and a new family of integrated input processors designed to help manufacturers offer cutting-edge HDMI 1.3 functionality. During the first half year of 2007, approximately 40 percent of our consumer electronics product revenue was derived from IC sales of 1.3 or 1.3a class products. During the second quarter of 2007, we shipped the first million units of a new family of higher value, more integrated input processor semiconductor, which supports HDMI 1.3.
     Market Opportunity
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
     The market acceptance and adoption of HDMI has been a significant factor in our growth over the last several years, driving both our product and licensing revenues. As of June 30, 2007, approximately 650 companies had licensed HDMI from HDMI Licensing, LLC, our wholly-owned subsidiary and the agent responsible for the licensing of HDMI. HDMI has the support of major Hollywood studios as part of their ongoing efforts in the areas of digital rights management and content protection, since HDMI offers significant advantages over analog A/V interfaces, including the ability to transmit uncompressed, high-definition digital video and multi-channel digital audio over a single cable.

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
     For PC and monitor manufacturers, HDMI enables PCs to connect to digital TVs (“DTVs”) and monitors DTVs with HD quality video signals. More than 110 HDMI PC products are currently on the market, including HDMI-enabled products from major OEMs for desktop media-center PCs and notebook PCs, as well as add-in graphics cards, motherboards and LCD monitors. The introduction of Microsoft’s new operating system in January 2007, Vista, with its digital content rights management requirements, has also generated increased interest in HDMI connectivity by PC manufacturers.
     In the storage market, we have assumed a leadership role in Serial Advanced Technology Attachment (“SATA”). SATA, based on serial signaling technology, is a computer bus technology for connecting hard disk drives and other devices that is faster than traditional Parallel Advance Technology Attachment specification (“PATA”) or USB connectors. SATA is replacing parallel PATA in desktop storage and making inroads in the enterprise arena due to its improved price/performance ratio. The market for external SATA (“eSATA”) has grown significantly since mid-2005. eSATA connectors enable faster transmission of data than traditional PATA or USB connectors. We are a leading supplier of discrete SATA and eSATA solutions for motherboard and add-in-card manufacturers.
     With the advent of portable media players, such as MP3 players and other similar devices, consumers are downloading and storing an increasing array of digital content, including video, photos, and music, which we believe is creating a growing awareness and need for low-cost, simple, secure and reliable CE storage. In late 2006, we introduced our second generation SteelVine™ storage processor to address this anticipated market demand. Our storage processor solutions are fully SATA-compliant and offer SoC implementations that include a high-speed switch, a custom-designed dual-instruction RISC (reduced instruction set computing) microprocessor, firmware, SATA interface, as well as advanced features and capabilities such as 3 Giga bits per second (“Gb/s”) support Native Command Queuing, hot plug, port multiplier capability and ATAPI support.
     New Initiatives
     At the beginning of 2007, we completed two important transactions. These transactions enhance our ability to offer higher levels of integration and greater price/performance value to our customers.
     In February 2007, we entered into an intellectual property license from Sunplus Technology Co. The IP licensed to us in this transaction represents approximately 60 blocks of market-tested IP in the area of DTV and DVD SoC implementations. These IP blocks represent fundamental building blocks in the DVD and DTV markets that are expected to advance our connectivity solutions for the home and mobile environment as well as allow us to offer greater value to our customers. We anticipate that our first generation of products based on this IP will start shipping in 2008, and will include our second generation of integrated input processors.
     The other transaction, our acquisition of sci-worx GmbH, was completed in January 2007, and provided a combination of additional IP, especially in the areas of multi-format decoders, and a highly skilled labor pool of engineers who will increase our capacity to absorb the Sunplus IP and put it to use in new more integrated products over the next several years.
          The sci-worx and Sunplus transactions were important steps in our efforts to support our future growth. These two initiatives are expected to allow us to complement our digital connectivity innovations with more value as we integrate many of the processing blocks required by our customers.
     Future Directions
     Our view of tomorrow includes the consumer’s ability to purchase digital content from any source (cable, satellite, terrestrial broadcast or the Internet) and the ability to securely store it, move it and display it on any device they own. This will require the advancement of home connectivity in the area of protocols and content protection. These two areas represent two of our key core competencies. We believe we now have a larger and more comprehensive IP portfolio, talent and vision to implement compelling products, technologies and standards that enhances our ability to realize our vision of digital content everywhere. We expect to introduce such products including a new category of analog products during the second half of 2007.
     During 2006, we commenced the implementation of a global strategy that we believe will, in the long run, result in certain operational benefits as well as provide us with a lower annual effective tax rate that is lower than if we did not pursue this strategy. Our strategy involves an increased investment in technology and headcount outside of the United States in order to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. As a result of undertaking these efforts, we anticipate our 2007 annual effective tax rate to approximate 55% which is materially higher than our combined statutory rates of approximately 38%. The difference between the annual effective tax rate and the combined statutory rates of 38% was due primarily to certain forecasted unbenefited foreign losses in 2007 related to the ongoing implementation of a new global business structure. The unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. — See “Risk Factors — There are risks to our global strategy.
Concentrations, Commitments and Contingencies
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 56.6% and 54.0 % of our total revenue for the three and six months ended June 30, 2007, respectively, compared to 60.3% and 58.6% of our total revenue for the same periods of 2006, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many original equipment manufacturers (OEM’s) rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. For the three and six months ended June 30, 2007, 42.9% and 42.5% of our total revenue, respectively, was generated through distributors, compared to 54.6% and 56.6% in the comparable periods of 2006, respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.
     A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 73.2% and 71.9% of our total revenue in the three and six months ended June 30, 2007, respectively, compared to 75.2% and 73.6% for the same periods of 2006, respectively. The reason for the geographical concentration in Asia is that most of our products are part of flat panel TVs, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.
     Our commitments and contingencies at June 30, 2007, are presented in Note 7 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) cash equivalents and short-term investments, (3) concentration of credit risk, (4) allowance for doubtful accounts receivable, (5) inventories, (6) long-lived assets, (7) goodwill and intangible assets, (8) deferred tax assets, (9) accrued liabilities, (10) guarantees, indemnifications and warranty liabilities, (11) stock-based compensation expense, (12) advertising and research and development, and (13) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Foreign Currency Transactions
     The financial position and results of operations of the Company’s foreign subsidiaries (except for our subsidiaries in Cayman Islands and Netherlands) are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance-sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. Foreign currency translation adjustments resulted in losses of $125,000 for the period ending June 30, 2007. For our Cayman Islands and Netherlands subsidiaries, the US Dollar is the functional currency.
Results of Operations
REVENUE

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$65,875	$61,667	6.8%	$121,541	$114,947	5.7%
Development, licensing and royalty revenue	13,896	8,912	55.9%	27,349	14,731	85.7%

Total revenue	$79,771	$70,579	13.0%	$148,890	$129,678	14.8%

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics (1)	$61,364	$48,217	27.3%	$110,389	$83,609	32.0%
Personal Computers (1)	11,147	10,201	9.3%	22,242	23,507	-5.4%
Storage (1)	7,260	12,161	-40.3%	16,259	22,562	-27.9%

Total revenue	$79,771	$70,579	13.0%	$148,890	$129,678	14.8%

(1)	Includes development, licensing and royalty revenue

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics	$49,945	$41,852	19.3%	$90,242	$73,794	22.3%
Personal Computers	10,190	9,650	5.6%	19,911	22,469	-11.4%
Storage	5,740	10,165	-43.5%	11,388	18,684	-39.0%
Development, licensing and royalty revenue	13,896	8,912	55.9%	27,349	14,731	85.7%

Total revenue	$79,771	$70,579	13.0%	$148,890	$129,678	14.8%

     Total revenues for the three months and six months ended June 30, 2007 were $79.8 million and $148.9 million, respectively, representing an increase of 13.0% and 14.8% over the comparable periods in 2006 respectively. The increase in revenues is primarily due to increase in revenues from our Consumer Electronics (“CE”) and development, licensing and royalty revenue offset by declines in revenues from our storage products. The increase in CE revenues compared to comparable periods in 2006 is primarily due to increased shipments of all CE parts particularly the HDMI 1.3 chips. CE revenues also increased due to the CE revenues from our acquisition of sci-worx (now Silicon Image Germany). This increase in CE revenues was partially offset by decreases in average selling prices (“ASP”) across all CE products. The decrease in ASPs is the result of our product mix which resulted in higher shipments of lower priced switches and HDMI PHY semiconductors. Our HDMI 1.3 chips are targeted towards the DTV, AV receiver, Blue Ray recorders, HD DVD, game console and mobile markets. We believe that as the market acceptance of the HDMI 1.3 standard continues to grow, sales of our HDMI 1.3 products will contribute a significant percentage of our CE revenues; however, this increase in HDMI 1.3 products sales will be impacted by expected declines in the ASPs. There was an increase in PC revenues for three months but an overall decrease in the six months ended June 30, 2007 over the comparable period in 2006 primarily due to ASP declines in the PC business partially offset by increase in units sold of the DVI and HDMI chips. The decline in ASPs is the result of increased competition and incorporation of HDMI standard by the manufacturers of graphic processors, graphic cards, motherboards, etc. The decrease in storage revenue is primarily due to decreases in ASPs. The decrease in ASP is due to the competitive nature of the storage business and a slower than desired transition in our storage business from our legacy non-core storage semiconductor products to our SteelVine storage processor products. Development, licensing and royalty revenues increased due to increased licensing activity attributable to the CE HDMI and Storage SATA as well as the timing of recognition of revenue development and licensing arrangements.
COST OF REVENUE AND GROSS PROFIT

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue (1)	$36,938	$29,785	24.0%	$67,696	$55,133	22.8%
Total gross profit	$42,833	$40,794	5.0%	$81,194	$74,545	8.9%
Gross profit margin	53.7%	57.8%		54.5%	57.5%

(1) Includes stock-based compensation expense	$443	$554	$789	$1,182
     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, license development costs, as well as other related overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue was $36.9 million and $67.7 million for the three and six months ended June 30, 2007 compared to $29.8 million and $55.1 million for the comparable period in 2006. The $7.2 million and $12.6 million increase in cost of revenue for three months and six months ended June 30, 2007 respectively, over the comparable period of 2006 was primarily due to increased unit volume associated with higher product revenue and associated overhead expense, increase in inventory reserves for certain slow moving parts, integration expenses associated with the sci-worx acquisition and higher depreciation expense from additional testing equipment. Stock-based compensation expense decreased for the three and six months ended June 30, 2007 over the comparable periods of 2006 primarily as a result of changes in our Black-Scholes fair value assumptions as described in Note 3 to the Condensed Consolidated Financial Statement under Item 1.
     Total gross profit was $42.8 million and $81.2 million for the three and six months ended June 30, 2007 an increase of 5.0% and 8.9%, respectively from $40.8 million and $74.5 million for the same period of 2006. Our gross profit margin of 53.7% and 54.5% for the three and six months ended June 30, 2007 decreased from 57.8% and 57.5% for the same period of 2006. Gross profit margins in absolute dollars increased for the first three and six months of 2007 as compared to the same period in 2006 as a result of overall increase in sales, primarily in CE including the increase in development and licensing activities but the gross margin percentage decreased over the same period as a result of decreases in product ASPs, changes in product mix and increases in cost of revenues as discussed above.

OPERATING EXPENSES
     Research and Development (“R&D”).

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$19,025	$15,179	25.3%	$36,220	$30,745	17.8%
Percentage of total revenue	23.8%	21.5%		24.3%	23.7%

(1) Includes stock-based compensation expense	$2,056	$2,800	$4,364	$5,612
     R&D expense consists primarily of employee compensation, including stock-based compensation expense, and other related costs, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense was $19.0 million and $36.2 million for the three and six months ended June 30, 2007 as compared to $15.2 million and $30.7 million for the same period in 2006, respectively. R&D expenses increased due to the integration of sci-worx engineers, increases in our China operations, overall increase in other R&D activities during the quarter partially offset by reduced reliance on temporary and consulting contractors. The increase was also partially mitigated by a decrease in stock-based compensation expense in the three and six months ended June 30, 2007 as compared to the same period in 2006 as a result of changes in our Black-Scholes fair value assumptions as described in Note 3 to the Condensed Consolidated Financial statements.
     Selling, General and Administrative (“SG&A”).

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (2)	$17,151	$16,563	3.6%	$34,295	$32,025	7.1%
Percentage of total revenue	21.5%	23.5%		23.0%	24.7%

(2) Includes stock-based compensation expense	$2,687	$3,197	$4,065	$7,040
     SG&A expense consists primarily of employee compensation, including stock-based compensation expense, sales commissions, professional fees, marketing and promotional expenses. SG&A expense was $17.2 million and $34.3 million for the three and six months ended June 30, 2007 as compared to $16.6 million and $32.0 million for the same period in 2006, respectively. The increase in SG&A expenses is primarily due to the integration of sci-worx, increased compensation expense as a result of higher headcount, increased consulting expense for implementation of our global strategy, increased legal expense for various patent filings and litigation activities partially offset by decreased bonus and commission accruals as a result of lower achievement relative to plan and decrease in stock-based compensation expense as a result of changes in our Black-Scholes fair value assumptions as described in Note 3 to the Condensed Consolidated Financial Statements.
     Amortization of Intangible Assets.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$537	$78	588.5%	$1,152	$351	228.2%
Percentage of total revenue	0.7%	0.1%		0.8%	0.3%
     Amortization of intangible assets was $537,000 and $1.2 million, respectively, for the three and six months ended June 30, 2007, as compared to $78,000 and $351,000 for the same period in 2006. The increase in the amortization of intangible assets is primarily in connection with the intangible assets acquired in the sci-worx acquisition as described in Note 10 to the Condensed Consolidated Financial Statements.

     Interest Income and other, net.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$3,290	$2,020	62.9%	$6,316	$3,558	77.5%
Percentage of total revenue	4.1%	2.9%		4.2%	2.7%
     The interest income and other, net, which principally includes interest income, was $3.3 million and $6.3 million for the three and six month ended June 30, 2007, respectively, compared to $2.0 million and $3.6 million for the same periods of 2006. This increase was primarily due to higher interest income resulting from increase in average cash and investment balances and increase in interest rates in the three and six months ended June 30, 2007 as compared to the same periods of 2006.
     Provision for income taxes.

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Provision for income taxes	$5,038	$5,196	-3.0%	$8,555	$6,832	25.2%
Percentage of total revenue	6.3%	7.4%		5.7%	5.3%
     For the three and six months ended June 30, 2007, we recorded a provision for income taxes of $5.0 million and $8.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2007 was 53.5% and 54.0% respectively. The effective tax rate is based on projected taxable income for 2007. The effective tax rate for the three months ended June 30, 2007 of 53.5% comprised of 41.4%, 1.0% and 11.1% for federal, state and foreign, respectively. The difference between the provision for income taxes and the income tax determined by applying the combined statutory rates of 38% was due primarily to certain forecasted unbenefited foreign losses in 2007 related to the ongoing implementation of a new global business structure. The unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. The new global structure is designed to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits.
     In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. See “Risk Factors – There are risks to our global strategy.”
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. See “Note 9: Provision for income taxes” to the Condensed Consolidated Financial Statements for further discussion.
     For the three and six month periods ended June 30, 2006, we recorded a provision for income taxes of $5.2 million and $6.8 million, respectively. The effective tax rate for the three and six month ended June 30, 2006 was 47.3% and 45.6%, respectively, and was based on our projected taxable income for 2006. The effective tax rate took into account the fact that a portion of the expected benefit due to the use of net operating loss and research credit carryforwards related to stock option transactions, the benefit of which would not reduce the income tax provision and instead would be recorded as a credit to additional paid-in capital when recognized.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

	June 30,	June 30,
	2007	2006	Change
	(dollars in thousands)

Total cash, cash equivalents and short-term investments	$202,912	$189,030	$13,882

Cash provided by operating activities	$4,080	$20,269	$(16,189)
Cash provided by (used in) investing activities	14,329	(67,180)	81,509
Cash provided by (used in) financing activities	(20,644)	13,571	(34,215)
Effect of exchange rate changes on cash & cash equivalents	(125)	—	(125)

Net increase (decrease) in cash and cash equivalents	$(2,360)	$(33,340)	$30,980

     Cash, Cash Equivalents and Short-Term Investments
     Cash, cash equivalents and short-term investments were $202.9 million at June 30, 2007, an increase of $13.9 million from $189.0 million at June 30, 2006 primarily as a result of increased sales activities, $9.7 million proceeds in connection with funds received on the exercise of stock options and for purchases of stock by employees under the ESPP partially offset by $31.1 million in stock repurchases, $13.8 million on purchase of sci-worx, $10.0 million on purchase of intangibles from Sunplus.
     Operating Activities
     We generated $4.1 million in cash from operating activities in the six months ended June 30, 2007 as compared to $20.3 million in the same period of 2006. The decrease in cash from operating activities was primarily due to increase in prepaid expenses and others assets, decrease in accrued expenses and deferred license revenue partially offset by increase in accounts payable and decrease in inventory during the six months of the year ended June 30, 2007.
     Investing and Financing Activities
     We generated $14.3 million in cash in our investing activities in the six month period ended June 30, 2007 as compared to $67.2 million used in the same period of 2006. The increase in cash provided by investing activities is mainly due to sale of securities (net of purchases) of approximately $45.7 million partially offset by purchase of sci-worx for $13.8 million, purchase of intangibles related to Sunplus transaction $10.0 million and miscellaneous other asset purchases of $7.6 million. We used $20.6 million in our financing activities in the six months ended June 30, 2007 as compared to $13.6 million provided by financing activities for the same period in 2006. The use of the cash from financing activities for the six months ended June 30, 2007 is primarily due to $31.1 million of stock repurchases partially offset by proceeds from the exercise of stock options and sales of shares under our employee stock purchase plan.
     Commitments and Contractual Obligations
     Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at June 30, 2007 are as follows (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$10,191	$3,420	$4,426	$2,345	—
Inventory purchase obligations	13,130	13,130	—	—	—
Intangibles purchase commitments	30,280	24,750	5,530	—	—

	$53,601	$41,300	$9,956	$2,345	—

     Unrecognized Tax Benefits
     As of the FIN 48 adoption date of January 1, 2007, we had gross tax affected unrecognized tax benefits of approximately $14.4 million (refer Note 9). As of June 30, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits has been excluded from the above commitment and contractual obligations table.
     Stock Repurchase Program
     In February 2007, our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. We may commence purchasing, or increase, decrease or discontinue purchasing at any time without any prior notice. On May 8, 2007 and May 28, 2007, we entered into two Stock Trading Plans to facilitate our repurchases of common stock. Under the May 8, 2007 Stock Trading Plan, we authorized the repurchase of up to 1,250,000 of our common shares at prevailing market prices. Under the May 28, 2007 Stock Trading Plan, we authorized the repurchase of up to 2,500,000 of our common shares at prevailing markets. Under our stock repurchase program, we can repurchase our common stock at any time and from time to time during the 36 month period commencing February 12, 2007. From February through June 30, 2007, we repurchased a total of 3.75 million shares of our common stock at a total cost of $31.1 million.
     Long-term liquidity
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     A sensitivity analysis was performed on our investment portfolio as of June 30, 2007. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$383,000	$765,000	$1,148,000
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the second quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extends the end of the class period from April 22, 2005 to October 13, 2005 and adds additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also adds a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Plaintiffs filed an opposition to defendants’ motion to dismiss on April 10, 2006 and defendants filed a reply to plaintiffs’ opposition on May 19, 2006. On June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and subsequent pleadings by the parties followed in November and December of 2006 and January of 2007. On February 23, 2007, the court granted defendants’ motion to dismiss the Third CAC with leave to amend. Plaintiffs filed a Fourth Consolidated Amended Complaint (“Fourth CAC”) on March 30, 2007. Defendants filed a motion to dismiss the Fourth Amended Complaint on May 25, 2007. The motion is scheduled for hearing on September 7, 2007.
     On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”), a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets, and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of Silicon Image’s intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to Silicon Image’s proprietary and confidential information, illegally copied and modified Silicon Image’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use Silicon Image’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope, and in violation of, the rights granted under, Silicon Image’s software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we are seeking an injunction barring Analogix from misappropriation of Silicon Image’s trade secrets. On June 18, 2007, Analogix filed a counterclaim alleging Silicon Image breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within Silicon Image. A trial date has been set for September 22, 2008.
     On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. We are fully cooperating with the SEC in this matter.

     During 2006, we initiated a voluntary internal review of our historical stock option compensation practices. The Audit Committee of our Board of Directors reviewed and accepted management’s findings and conclusions upon the completion of the internal review. As a result of the review, we recorded a net stock-based compensation charge in the fourth quarter of 2006 in the amount of $95,000 related to options granted on two dates where we concluded that a different measurement date was appropriate. We concluded that it was not necessary to make any adjustment to any previously issued financial statements. Subsequent to our initiation of this review, we received written notice from the SEC that it was conducting an informal inquiry into the Company’s option-granting practices during the period January 1, 2004 through October 31, 2006. In May 2007, we received notice from the SEC that it had completed its investigation without recommending that any enforcement action be taken.
     In addition, we have been named as defendants in a number of judicial and administrative proceedings incidental to our business and may be named again from time to time.
     We intend to defend all of the above matters vigorously, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations or financial position.
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
     Our annual and quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:
•	the growth, evolution and rate of adoption of industry standards for our key markets, including CE devices, digital-ready PCs and displays, and storage devices and systems;

•	our product mix is evolving and has a greater dependence on the CE market which may be more susceptible to ASP and competitive pressures than other lines of business;

•	the fact that our licensing revenue is heavily dependent on a few key licensing transactions being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected, and our concentrated dependence on a few licensees in any period for substantial portions of our expected licensing revenue and profits;

•	the fact that our licensing revenue has been uneven and unpredictable over time, and is expected to continue to be uneven and unpredictable for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter;

•	competitive pressures, such as the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products, including integration into their products of functionality offered by our products, the prices set by competitors for their products, and the potential for alliances, combinations, mergers and acquisitions among our competitors;

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations regarding the timing and extent to which digital content must be made available to consumers;

•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components; and

•	the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.
     Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.
Our future annual and quarterly operating results are highly dependent upon how well we manage our business.
     Our annual and quarterly operating results may fluctuate based on how well we manage our business. Some of these factors include the following:
•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels, and manage other matters necessary to enter new market segments;

•	our ability to successfully manage our business in multiple markets such as CE, PC, and storage, which may involve additional research and development, marketing or other costs and expenses;

•	our ability to enter into licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;

•	our ability to engineer customer solutions that adhere to industry standards in a timely and cost-effective manner;

•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;

•	our ability to manage joint ventures and projects, design services, and our supply chain partners;

•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;

•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;

•	the success of the distribution and partner channels through which we choose to sell our products and

•	our ability to manage expenses and inventory levels;

•	our ability to successfully integrate acquired businesses and technologies into our operations; and

•	our ability to successfully implement our plans to transfer certain of our technology, sales administration and procurement functions offshore to be closer to customers and suppliers, lower our tax liability, and reduce certain costs.
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
     Our future growth depends in part on the success of our ability to develop and market more highly integrated semiconductors, such as Digital TV SoC solutions and HDTV input processors which we have recently introduced into the market and which may or may not contribute significantly to our overall CE revenue. In the storage market, our growth depends in part on market acceptance of our product offerings based on our SteelVine storage processor architecture. These products may not achieve the desired level of market acceptance in the anticipated timeframes. These products are subject to significant competition from established companies that have been selling such products for longer periods of time than Silicon Image. In the PC market, our DVI products face potential competition from emerging new standards, such DisplayPort, and from integration from larger PC semiconductor suppliers.

Demand for our consumer electronics products is dependent on continued adoption and widespread implementation of the HDMI specification.
     Our success in the CE market is largely dependent upon the continued adoption and widespread implementation of the HDMI specification. Demand for our products may be inhibited by unanticipated unfavorable changes in or new regulations that delay or impede the transition to digital broadcast technologies in the U.S. or abroad. Demand for our CE products may also be inhibited in the event of negative consumer experience with HDMI technology as more consumers put it into service. Transmission of audio and video from “player devices” (such as a DVD player or set-top box) to intermediary devices (such as an audio-video receiver (“AVR”)) to displays (such as an HDTV) over HDMI with HDCP represents a combination of new technologies working in concert. Cable and satellite system operators are just beginning to require transmissions of digital video with HDCP between sources and receiving devices in consumer homes, and DVD players incorporating this technology have only recently come to market. Complexities with these technologies, the interactions between content protection technologies and HDMI with HDCP, and the variability in HDMI implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Also, the user experience associated with audiovisual transmissions over HDMI with HDCP is unproven, and users may reject products incorporating these technologies or they may require more customer support than expected. Such occurrences could negatively impact consumer acceptance of HDMI, which could inhibit demand for our CE products. Delays or difficulties in integration of these technologies into products or failure of products incorporating this technology to achieve market acceptance could have an adverse effect on our business.
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
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended June 30, 2007, shipments to our distributors, Innotech Corporation, Microtek, and World Peace Industrial generated 18.3%, 12.5% and 11.7% of our revenue, respectively. For the six months ended June 30, 2007, shipments to Innotech Corporation, Microtek, and World Peace Industrial all of whom are distributors, generated 16.6%, 13.2%, 10.5% of our revenue. For the three months ended June 30, 2006, shipments to Microtek, Innotech Corporation, World Peace Industrial and Weikeng Industrial, all of whom are distributors, generated 18.2%, 14.2%, 11.3% and 10.6% of our revenue. For the six months ended June 30, 2006, shipments to Microtek, World Peace Industrial, Innotech Corporation and Weikeng Industrial, all of whom are distributors, generated 17.3%, 14.7%, 10.8% and 10.4% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:
•	one or more of our key customers, including distributors, becomes insolvent or goes out of business;

•	one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or

•	one or more key customers select products manufactured by one of our competitors for inclusion in their future product generations.
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
     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 42.9% and 42.5% of our revenue for the three and six months ended June 30, 2007, respectively. Distributors generated 54.6% and 56.6% of our revenue for the three and six months ended June 30, 2006, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:
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
     The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new storage products for the consumer and small to medium-sized business markets and we expect to introduce new CE, PC and storage products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:
•	accurate prediction of market requirements and evolving standards, including enhancements or modifications to existing standards such as HDMI, HDCP, DVI, SATA I and SATA II;

•	identification of customer needs where we can apply our innovation and skills to create new standards or areas for product differentiation that improve our overall competitiveness either in an existing market or in a new market;

•	development of advanced technologies and capabilities, and new products that satisfy customer requirements;

•	competitors’ and customers’ integration of the functionality of our products into their products, which puts pressure on us to continue to develop and introduce new products with new functionality;

•	timely completion and introduction of new product designs;

•	management of product life cycles;

•	use of leading-edge foundry processes and achievement of high manufacturing yields and low cost testing;

•	market acceptance of new products; and

•	market acceptance of storage processor architectures like SteelVine.
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
There are risks to our global strategy
     During 2006, we commenced the implementation of a global strategy that we believe will, in the long run, result in certain operational benefits as well as provide us with a lower annual effective tax rate that is lower than if we did not pursue this strategy. Our strategy involves an increased investment in technology and headcount outside of the United States in order to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. As a result of undertaking these efforts, we anticipate our 2007 annual effective tax rate to approximate 55% which is materially higher than our combined statutory rates of approximately 38%. The difference between the annual effective tax rate and the combined statutory rates of 38% was due primarily to certain forecasted unbenefited foreign losses in 2007 related to the ongoing implementation of a new global business structure. The unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. The expected operational benefits and lower tax rate will depend on a number of factors, including our future business results and profitability, and the effectiveness and timing of our implementation of our global strategy. While we expect declines in our annual effective tax rate after 2007, we may continue to experience higher tax rates until our new global strategy is fully operational.

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
     Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. An acquisition of companies or intangible assets is a strategy we may use to develop new products and enter new markets. In January 2007, we completed the acquisition of sci-worx. We may acquire additional companies or technologies in the future. Acquisitions involve numerous risks, including, but not limited to, the following:
•	difficulty and increased costs in assimilating employees, including our possible inability to keep and retain key employees of the acquired business or challenges associated with managing employees in multiple geographic jurisdictions;

•	disruption of our ongoing business;

•	discovery of undisclosed liabilities of the acquired companies and legal disputes with founders or shareholders of acquired companies;

•	inability to successfully incorporate acquired technology and operations into our business and maintain uniform standards, controls, policies and procedures;

•	inability to commercialize acquired technology; and

•	the need to take impairment charges or write-downs with respect to acquired assets.
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
     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months and six months ended June 30, 2007, approximately 80.9% and 80.8% of our revenue, respectively was generated from customers and distributors located outside of the United States, primarily in Asia. In the three and six months ended June 30 2006, approximately 75.2% and 73.6%, respectively, of our total revenue were generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and, with our recent acquisition of sci-worx, we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:
•	political, social and economic instability;

•	exposure to different business practices and legal standards, particularly with respect to intellectual property and employment;

•	natural disasters and public health emergencies;

•	nationalization of business and blocking of cash flows;

•	trade and travel restrictions

•	the imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in taxation and tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition;

•	expense and difficulties in protecting our intellectual property in foreign jurisdictions;

•	exposure to possible litigation or claims in foreign jurisdictions; and

•	potentially adverse tax consequences.
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
     We have entered into strategic partnerships with third parties. In February 2007, we entered into a Video Processor Design License Agreement with Sunplus. Under the terms of the license agreement, we received a license to use and further develop advanced video processor technology. The license agreement provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. We paid Sunplus $10.0 million of the consideration for the licensed technology and related deliverables in February 2007, and accrued for $5 million in June 2007. We are required to pay the remaining $20.0 million upon delivery and acceptance of certain milestones. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. We believe that the intellectual property licensed under this license agreement will enhance our ability to develop integrated DTV technology and other consumer product offerings. The success of the agreement depends upon our successful integration of the operations of sci-worx, which will be critical to our ability to develop products based on the Sunplus licensed IP. The success of the agreement also depends upon the continued market acceptance of our HDTV and consumer products. The achievement of milestones upon which the payments to Sunplus are contingent may also not be achieved. We may not succeed in developing successful products based on the Sunplus intellectual property.
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
     The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ Stock Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, SFAS No. 123(R), Share Based Payment, requires us to record compensation expense for options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.
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
     Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. Taiwan Semiconductor Manufacturing Company, or TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the three months and six months ended June 30, 2007 customers and distributors located in Japan generated 34.7% of our revenue in each period and customers and distributors located in Taiwan generated 19.9% and 18.9% of our revenue, respectively. For the three and six months ended June 30, 2006, customers and distributors located in Taiwan generated 20.6% and 22.6% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share amounts)

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of	that May Yet Be Purchased Under the
Period	Purchased	per Share	Publicly Announced Plans	Plan

Repurchases from May 8, 2007 through May 27, 2007	1,250	$8.06	1,250	$89,884
Repurchases from May 28, 2007 through June 30, 2007	2,500	$8.38	2,500	$68,860
     In February 2007, our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. On May 8, 2007 and May 28, 2007, we entered into two Stock Trading Plans to facilitate our repurchases of common stock. Under the May 8, 2007 Stock Trading Plan, we authorized the repurchase of up to 1,250,000 of our common shares at prevailing market prices. Under the May 28, 2007 Stock Trading Plan, we authorized the repurchase of up to 2,500,000 of our common shares at prevailing markets. Under our stock repurchase program, we can repurchase our common stock at any time and from time to time during the 36 month period commencing February 12, 2007. From February through June 30, 2007, we repurchased a total of 3.75 million shares of our common stock at a total cost of $31.1 million.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our 2007 Annual Meeting of Stockholders on May 23, 2007. The first matter voted upon at the meeting was the election of two Class II directors to serve until the 2010 Annual Meeting of Stockholders. At the meeting, Masood Jabbar and John Hodge were elected as Class II directors, in an uncontested election, by the following vote:

		Shares	Shares	Shares	Broker
Name	Shares for	Against	Abstaining	Witheld	Non Votes
Masood Jabbar	76,399,679	—	—	3,396,706	—

John Hodge	76,640,510	—	—	3,155,875	—
     Our board of directors consists of seven members and is divided into three classes, with each class serving staggered three-year terms. The term of the Class III directors, who are currently Steve Tirado and William Raduchel, will expire at the 2008 Annual Meeting of Stockholders, and the term of the Class I directors, currently Peter Hanelt and William George, will expire at the 2009 Annual Meeting of Stockholders.
     The second matter voted upon at the meeting was the ratification of the appointment of Deloitte & Touche LLP as Silicon Image’s independent registered public accounting firm for the fiscal year ending December 31, 2007. At the meeting, the appointment of Deloitte & Touche LLP as independent accountants was ratified by the following vote:

	Shares	Shares	Shares	Broker
Shares for	Against	Abstaining	Witheld	Non Votes
79,523,348	201,847	71,190	—	—

Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a) Exhibits
10.01	Employment Offer Letter between Sal Cobar and the Registrant dated April 19, 2007.

10.02	Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2007

10.03	ESPP 1999 Plan Document including UK Sub-Plan As Amended

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2007	Silicon Image, Inc.

/s/ Robert R Freeman

Robert R Freeman
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
10.01	Employment Offer Letter between Sal Cobar and the Registrant dated April 19, 2007.

10.02	Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2007

10.03	ESPP 1999 Plan Document including UK Sub-Plan As Amended

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.