Form 10-Q
period 2007-09-30
SILICON IMAGE INC
filed 2007-11-07
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, there were 84,200,525 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Nine Months Ended
September 30, 2007

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$130,658	$81,921
Short-term investments	95,031	168,724
Accounts receivable, net of allowances for doubtful accounts of $1,727 in 2007 and $235 in 2006	45,597	39,931
Inventories, net	19,741	28,287
Prepaid expenses and other current assets	4,512	4,895
Deferred income taxes	10,239	12,793

Total current assets	305,778	336,551

Property and equipment, net	23,272	18,431
Goodwill	19,210	13,021
Intangible assets, net	1,566	78
Deferred income taxes, non-current	15,250	10,580
Other assets	19,825	1,570

Total assets	$384,901	$380,231

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,382	$14,187
Accrued and other liabilities	19,871	37,308
Deferred license revenue	5,346	5,264
Deferred margin on sales to distributors	30,564	17,712

Total current liabilities	78,163	74,471

Other long-term liabilities	5,168	538

Total liabilities	83,331	75,009

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Common stock	90	87
Treasury stock	(38,096)	—
Additional paid-in capital	413,902	386,258
Accumulated deficit	(74,254)	(80,964)
Accumulated other comprehensive loss	(72)	(159)

Total stockholders’ equity	301,570	305,222

Total liabilities and stockholders’ equity	$384,901	$380,231

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product	$74,173	$69,149	$195,715	$184,096
Development, licensing and royalties	12,109	9,178	39,457	23,909

Total revenue	86,282	78,327	235,172	208,005

Cost of revenue and operating expenses:
Cost of revenue (1)	37,500	32,721	105,196	87,854
Research and development (2)	20,489	16,866	56,709	47,611
Selling, general and administrative (3)	16,827	17,472	51,122	49,496
Amortization of intangible assets	540	78	1,692	430

Total cost of revenue and operating expenses	75,356	67,137	214,719	185,391

Income from operations	10,926	11,190	20,453	22,614
Interest income and other, net	2,302	2,623	8,618	6,181

Income before provision for income taxes	13,228	13,813	29,071	28,795
Provision for income taxes	9,118	5,771	17,673	12,603

Net income	$4,110	$8,042	$11,398	$16,192

Net income per share – basic	$0.05	$0.10	$0.13	$0.19

Net income per share – diluted	$0.05	$0.09	$0.13	$0.18

Weighted average shares – basic	84,489	83,439	86,008	83,424
Weighted average shares – diluted	85,937	87,433	88,063	87,577

(1) Includes stock-based compensation expense	$421	$772	$1,210	$1,954
(2) Includes stock-based compensation expense	2,181	3,781	6,545	9,393
(3) Includes stock-based compensation expense	2,731	4,073	6,796	11,113
See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,398	$16,192
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,456	5,045
Amortization of intangible assets	1,692	429
Provision for doubtful accounts	450	(2)
Stock-based compensation expense	14,549	22,460
Income tax benefit from employee based compensation plans	789	12,866
Excess tax benefits from employee stock transactions	(2,880)	(8,556)
Accretion of investment premium	(260)	(322)
Realized loss/(gain) on investments	(27)	7
Loss on disposal of property and equipment	995	10
Deferred income taxes	(206)	—
Changes in assets and liabilities:
Accounts receivable	(3,029)	(1,861)
Inventories	8,736	(2,547)
Prepaid expenses and other assets	1,167	13
Accounts payable	6,421	786
Accrued liabilities and deferred license revenue	(23,102)	(2,063)
Patent infringement proceeds	—	4,216
Deferred margin on sales to distributors	12,852	5,174

Cash provided by operating activities	37,001	51,847
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	100,434	65,280
Purchases of short-term investments	(26,287)	(186,493)
Business acquisition, net of cash acquired	(13,751)	—
Purchases of property and equipment	(10,105)	(5,958)
Purchase of intellectual property	(15,040)	—
Release of restriction on cash received in conjunction with resolution of litigation	—	6,966

Cash provided by (used in) investing activities	35,251	(120,205)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	12,305	22,418
Excess tax benefits from employee stock transactions	2,880	8,556
Repayments of debt and capital lease obligations	—	(171)
Payment for financing in connection with purchases of software	(528)	—
Payments to acquire treasury stock	(38,096)	—

Cash provided by (used in) financing activities	(23,439)	30,803

Effect of exchange rate changes on cash and cash equivalents	(76)	—
Net increase (decrease) in cash and cash equivalents	48,737	(37,555)
Cash and cash equivalents — beginning of period	81,921	77,877

Cash and cash equivalents — end of period	$130,658	$40,322

Supplemental cash flow information:
Cash payment for interest	$33	$9

Cash payment for income taxes	$29,018	$927

Unrealized net gain on investment security	$163	$551

Property and equipment purchased but not paid for	$1,604	$3,213

Intangibles purchased not paid for	$3,750	$15

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)
1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. and its subsidiaries (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2006 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of September 30, 2007, the related consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, and the related consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 are not necessarily indicative of future operating results to be expected for the fiscal year ended December 31, 2007.
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
     In the June 2007 meeting, the Emerging Issues Task Force, or EITF, reached a final consensus on EITF Issue No. 07-3, or EITF 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities. The consensus requires companies to defer and capitalize prepaid, non-refundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently assessing the impact that the adoption of this pronouncement will have on our consolidated financial statements.
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
     Under our stock option plans, 8.7 million shares of common stock remain available for issuance.
Non-plan options
     In 2004 and 2003, our Board of Directors granted non-plan options to purchase 1.7 million and 625,000 shares, respectively, of our common stock to three executives and an employee. There were no non-plan option grants in 2005 and 2006. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years, and expire in ten years. No non-plan options were granted during the nine months ended September 30, 2007.
1999 Employee Stock Purchase Plan (“ESPP”)
     Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings to purchase shares at the lower of 85% of the fair market value of the common stock on the commencement date of the six-month offering period or on the last day of the six-month offering period. At September 30, 2007, there were 2.0 million shares of our common stock reserved for future issuance under the ESPP.
SFAS No. 123(R)
     Effective January 1, 2006, we adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-based Compensation, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under ESPP. We recognize compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards.

Stock-based Compensation Expense
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$421	772	$1,210	1,954
Research and development	2,181	3,781	6,545	9,393
Selling, general and administrative	2,731	4,073	6,796	11,113
Income tax effect	(1,714)	(189)	(4,517)	(235)

	$3,619	$8,437	$10,034	$22,225

     As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest.
     Change in forfeiture rate- For the quarter ended September 30, 2007, the Company used a 10.84% estimated forfeiture rate which we believe is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.
4. Comprehensive Income
     The components of comprehensive income, net of related taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$4,110	$8,042	$11,398	$16,192
Change in unrealized value of investments	28	321	163	327
Foreign currency translation adjustments	49	—	(76)	—

Total comprehensive income	$4,187	$8,363	$11,485	$16,519

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$4,110	$8,042	$11,398	$16,192

Weighted average shares – basic	84,489	83,439	86,008	83,424

Weighted average shares – diluted	85,937	87,433	88,063	87,577

Net income per share – basic	$0.05	$0.10	$0.13	$0.19
Net income per share – diluted	$0.05	$0.09	$0.13	$0.18

     The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average common shares for basic net income per share	84,489	83,439	86,008	83,424
Weighted-average dilutive stock options outstanding under the treasury stock method	1,448	3,994	2,055	4,153

Total	85,937	87,433	88,063	87,577

6. Balance Sheet Components

	September 30,	December 31,
	2007	2006
	(in thousands)
Inventories:
Raw materials	$3,876	$7,908
Work in process	4,342	2,712
Finished goods	11,523	17,667

Total inventories	$19,741	$28,287

Property and equipment
Computers and software	$27,950	$22,432
Equipment	27,215	25,836
Furniture and fixtures	3,975	3,068

	59,140	51,336

Less: accumulated depreciation	(35,868)	(32,905)

Total property and equipment, net	$23,272	$18,431

Accrued liabilities:
Accrued payroll and related expenses	$4,309	$4,921
Accrued legal fees	1,421	1,022
Bonus accrual	73	8,718
Accrued income taxes	332	12,683
Other accrued liabilities	13,736	9,964

Total accrued liabilities	$19,871	$37,308

7. Commitments and Contingencies
     On December 7, 2001, we and certain of our officers and directors were named as defendants along with our underwriters in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. The parties are negotiating the schedule for filing amended pleadings on plaintiffs’ motion to certify a different class. If a satisfactory settlement is not renegotiated in light of any new class definition, we believe that these claims are without merit and we intend to defend vigorously against them.
     On July 31, 2007, the Company received a demand letter dated July 31, 2007, demanding on behalf of alleged shareholder Vanessa Simmonds that the Company’s board of directors prosecute a claim against the underwriters of the Company’s initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b). In October

2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offerings. The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b) by engaging in short-swing trades, and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extended the end of the class period from April 22, 2005 to October 13, 2005 and added additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also added a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Following subsequent pleading by both parties, on June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and subsequent pleadings by the parties followed in November and December of 2006 and January of 2007. On February 23, 2007, the court granted defendants’ motion to dismiss the Third CAC with leave to amend. Plaintiffs filed a Fourth Consolidated Amended Complaint (“Fourth CAC”) on March 30, 2007. Defendants filed a motion to dismiss the Fourth CAC on May 25, 2007. Following subsequent pleading by both parties, on September 21, 2007, the court granted defendants’ motion to dismiss the Fourth CAC, without further leave to amend. Final judgment was entered in favor of defendants on September 25, 2007. On October 19, 2007, plaintiffs filed notice of appeal of the court’s final judgment to the United States Court of Appeals for the Ninth Circuit. The Court of Appeals has not yet issued a briefing schedule.
     On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”), a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets, and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of Silicon Image’s intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to Silicon Image’s proprietary and confidential information, illegally copied and modified Silicon Image’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use Silicon Image’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope, and in violation of, the rights granted under, Silicon Image’s software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we are seeking an injunction barring Analogix from misappropriating Silicon Image’s trade secrets. On June 18, 2007, Analogix filed a counterclaim alleging Silicon Image breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within Silicon Image. A hearing on the Company’s motion for an injunction is scheduled for November 9, 2007, and a trial date has been set for September 22, 2008.
     On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. On January 18, 2006, the SEC announced that it filed a civil complaint (Case No. CV 06-0256 DSF, C.D. Cal.) for insider trading against Deog Kyoon Jeong, a co-founder and consultant to the Company, and that it was also entering into a consent judgment with Mr. Jeong. The SEC stated that Mr. Jeong had agreed to pay a civil penalty of $56,000 and to disgorge profits of $56,000, without admitting or denying the allegations in the SEC complaint. We are not aware of any further actions taken by the SEC in this matter. We intend to continue to fully cooperate with the SEC in the event that any further actions are necessary.
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
     Contractual Obligations and Off-Balance Sheet Arrangements
     The following table represents our future minimum payments under our operating leases, debt, inventory purchase and minimum royalty obligations outstanding at September 30, 2007 (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$9,418	$3,519	$4,236	$1,663	$—
Inventory purchase obligations	8,853	8,853	—	—	—
Intangibles purchase commitments	31,371	23,156	8,215	—	—

Total contractual obligations	$49,642	$35,528	$12,451	$1,663	$—

8. Customer and Geographic Information
     Revenue by geographic area, including development, licensing and royalty revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Japan	$31,787	$30,294	$83,515	$69,727
Taiwan	11,232	14,895	39,380	44,187
United States	20,374	14,371	48,994	40,450
Europe	5,718	5,180	18,789	13,270
Hong Kong	6,486	3,042	14,611	7,516
Korea	4,682	6,744	13,430	18,110
Other	6,003	3,801	16,453	14,745

Total revenue	$86,282	$78,327	$235,172	$208,005

     Revenue by product line, including development, licensing and royalty revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consumer Electronics (1)	$66,589	$54,265	$176,978	$137,874
Personal Computer (1)	10,992	14,462	33,234	37,968
Storage (1)	8,701	9,600	24,960	32,163

Total revenue	$86,282	$78,327	$235,172	$208,005

(1)	Includes development, licensing and royalty revenue

Revenue by product line, excluding development, licensing and royalty revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consumer Electronics	$58,644	$47,793	$148,886	$121,587
Personal Computer	9,326	13,945	29,237	36,414
Storage	6,203	7,411	17,591	26,095
Development, licensing and royalty revenue	12,109	9,178	39,458	23,909

Total revenue	$86,282	$78,327	$235,172	$208,005

     For the three months ended September 30, 2007, four customers generated 15.9%, 15.3%, 13.5% and 10.0% of our revenue, respectively. For the nine months ended September 30, 2007, three customers generated 16.1%, 14.2%, and 11.6%of our revenue, respectively. At September 30, 2007, two customers represented 15.4%, and 11.9% of gross accounts receivable respectively.
     For the three months ended September 30, 2006, three customers generated 18.2%, 16.9% and 10.2% of our revenue, respectively. For the nine months ended September 30, 2006, three customers generated 17.2%, 13.6% and 13.0% of our revenue, respectively. At September 30, 2006, three customers represented 21.9%, 13.7%, and 11.3% of gross accounts receivable respectively.
     For each period presented, substantially all long-lived assets were located within the United States.
     Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on an operating segment basis for purposes of making operating decisions and assessing financial performance. We operate in a single operating segment that includes the design, development and implementation of semiconductors for the secure storage, distribution and presentation of high-definition content.
9. Provision for income taxes
     For the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $9.1 million and $17.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2007 was 68.9% and 60.8% respectively. The effective tax rate is based on projected taxable income for 2007. The effective tax rate for the three months ended September 30, 2007 of 68.9% comprised of 53.8%, 1.2% and 13.9% for federal, state and foreign, respectively.
     For the three and nine months ended September 30, 2006, we recorded a provision for income taxes of $5.8 million and $12.6 million, respectively. The effective tax rate for the three and nine months ended September 30, 2006 was 41.8% and 43.8% respectively and was based on our projected taxable income for 2006. The effective tax rate took into account the fact that a portion of the expected benefit due to the use of net operating loss and research credit carryforwards resulted from stock option transactions, and therefore was not expected to reduce the income tax provision, but instead would be recorded as a credit to additional paid-in capital when realized. The effective tax rate for the three months ended September 30, 2006 of 41.8% was comprised of 34.4% Federal, 4.2% State and 3.2% foreign, respectively. We provided a valuation allowance of $52.3 million as of December 31, 2005 on 100% of the net deferred tax assets as management determined it was more likely than not that the deferred tax assets would not be realized. In the fourth quarter of 2006, we released our valuation allowance as we determined that the deferred tax assets at that time were more likely than not, to be realized. We continue to assess the recoverability of the deferred tax assets on an ongoing basis.
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
     During the three months ended September 30, 2007, the Company reclassified approximately $4.6 million from other long-term liabilities related to unrecognized tax benefits to current taxes payable. The adjustment related to changes in estimates reflected in the 2006 tax returns filed in the current period as compared to those reflected in the tax provision for the year ended December 31, 2006. This adjustment also reduced by $4.6 million the amount of unrecognized tax benefits that, if recognized would affect the effective tax rate. We will continue to reexamine our tax provision in future periods, and any effect that estimated unrecognized tax benefits may have on our financial position at each reporting period and update our estimates as appropriate at that time.
     Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes and, as of the adoption date, we had accrued interest related to unrecognized tax benefits of approximately $60,000. The provision for income taxes for the three and nine months ended September 30, 2007 included approximately $94,000 and $254,000 respectively, of interest on unrecognized tax benefits.
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
     On January 2, 2007, we acquired sci-worx GmbH (“sci-worx”), a leading intellectual property (“IP”) and design service provider specializing in multimedia, communications, and networking applications, for a gross cash consideration of approximately $15.8 million (net cash consideration of $13.8 million) for 100% of the outstanding shares of common stock. In addition, we incurred approximately $410,000 in costs directly related to the consummation of this transaction. These costs were included in the total purchase price consideration. The acquisition of sci-worx is expected to enhance our ability to integrate additional functions into our semiconductors and to accelerate the expansion of our system-on-a-chip (“SoC”) design capabilities for the storage, distribution and presentation of high-definition (“HD”) content in the consumer environment. The results of sci-worx have been included in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007.
     Net tangible assets acquired is as follows: (in thousands)

January 3, 2007
Cash	$2,015
Accounts receivable, net of allowances for doubtful accounts	2,598
Unbilled accounts receivable	1,077
Inventories, net	191
Other current assets	661
Property and equipment, net	1,583
Other long-term assets	38
Deferred tax assets	1,910
Accounts payable	(548)
Accrued liabilities	(1,131)
Other current liabilities	(1,509)

Total liabilities assumed	$6,885

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

     During the quarter ended June 30, 2007, we increased the goodwill relating to sales commission for development, licensing and royalty revenue of approximately $79,000 not accounted for at the time of the acquisition.
Intangible Assets
     The core developed technology and customer relationships intangible assets are being amortized straight line over an estimated useful life between two to four years, and the contractual backlog intangible asset is being amortized straight line over an estimated useful life of one year. No residual value has been estimated for the intangible assets. In accordance with SFAS No. 142 Goodwill and Other Intangibles, we will evaluate the acquired goodwill for impairment on an annual basis.
Identifiable intangible assets comprise the following (in thousands):

		9/30/2007
	Gross	Accumulated	Net book
	Amount	Amortization	value
Intangible assets and other:
Core developed technology	$970	$(280)	$690
Customer relationships	810	(243)	567
Contractual backlog	1,360	(1,088)	272

Total	$3,140	$(1,611)	$1,529

Estimated future amortization expense for our intangible assets is as follows for the fiscal years ending December 31 (in thousands):

2007	$445
2008	697
2009	237
2010	150
2011	—

$1,529

11. License of Sunplus Intellectual Property and Related Revenue Transaction
     In February 2007, we entered into an agreement with Sunplus Technology Co., Ltd. (“Sunplus”) to license certain technology (“IP Technology purchased”) from Sunplus for $40.0 million, as described below, and to license certain of our intellectual property (“IP Technology sold”) to Sunplus for $5.0 million. The purpose of the IP Technology purchased is to obtain advanced technology for development of future Silicon Image products. The IP Technology sold to Sunplus provides them with comprehensive digital television system functionality. In February 2007, we also entered into a Video Processor Development, Marketing and Sales Agreement (“Development Agreement”) with Sunplus with the objective of jointly developing and marketing a chip that would use the technologies in the License Agreement. In June 2007, the parties mutually agreed to amend and terminate the Development Agreement due to change in future market demand for the specific chip to be developed.
     The License Agreement continues to be in effect and provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through September 30, 2007, we have paid Sunplus $15.0 million of the consideration for the licensed technology and related deliverables in February 2007 and accrued for $3.8 million of the consideration for the period ended September 30, 2007. We are required to pay the remaining $16.3 million upon our acceptance of certain milestone deliverables under the contract. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. As of September 30, 2007, the amounts paid under this agreement are recorded as other assets in the Condensed Consolidated Balance Sheet. The Company is expected to begin to amortize the license beginning from the fourth quarter of 2007, straight line, over a period of seven years, as a result of the fact that in October 2007, we approved the inclusion of certain of the acquired IP blocks in certain of our product designs.
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
     The related party transactions with Sunplus and Synerchip and its related subsidiaries and affiliates through the nine month period ended September 30, 2006 ( which consist of transactions occurring during 2006 on or before March 24, 2006) are described below:
     Silicon Image paid $363,000 to Sunplus for purchases of integrated semiconductors for the nine month period ended September 30, 2006.
     Silicon Image paid $221,000 to Synerchip for purchases of integrated semiconductors for the nine month period ended September 30, 2006.
     In March 2002, Silicon Image and Sunplus entered into a five-year Technology License Agreement pursuant to which Sunplus licensed certain LVDS receiver technology from Silicon Image. In connection with this agreement, Sunplus paid $132,000 to Silicon Image in related royalty fees for the nine month period ended September 30, 2006.
     In June 2003, Silicon Image and Sunplus entered into a three-year Strategic Relationship Agreement for joint manufacturing, marketing, selling and distribution of certain semiconductors. In connection with this agreement, Sunplus paid annual subscription fees to Silicon Image in the amounts of $50,000 for the nine month period ended September 30, 2006.
13. Stock Repurchase Program
     In February 2007, our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. We may commence purchasing, or increase, decrease or discontinue purchasing at any time without any prior notice. From August 1 through August 31, 2007, we repurchased a total of 1.25 million shares of our common stock at a total cost of $7.0 million. For the nine months ended September 30, 2007, we have repurchased a total of 5 million shares of our common stock at a total cost of $38.1 million.

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
     Our mission is to be the leader in the design, development and implementation of semiconductors for the secure storage, distribution and presentation of high-definition content in the home and mobile environments. We are dedicated to the promotion of technologies, standards and products that facilitate the movement of digital content between and among digital devices across the consumer electronics (“CE”), personal computer (“PC”) and storage markets. We have been at the forefront of the development and promotion of several industry-standard, high-speed, digital, secure interfaces, including DVI, HDMI and the SATA.
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
     We also believe a world of digital devices requires a robust testing regimen to ensure rock-solid plug and play interoperability. Today we operate several HDMI Authorized testing centers in Asia, Europe and North America that do this vital testing. We also saw a market need to develop a much more comprehensive test suite in 2005 and launched a new program called Simplay HD™. The Simplay HD program offers the industry what we believe to be the most comprehensive method for ensuring both product interoperability and performance. Through the use of the Simplay HD logo program, it also provides consumers with a way of identifying products that have had the more rigorous verification.
     The Simplay HD Testing Program is open to all manufacturers of consumer electronics devices implementing HDMI and High-bandwidth Digital Content Protections (“HDCP”), including High Definition Televisions (“HDTVs”), Set Top Boxes (“STBs”), DVD players, Audio/Video (“A/V”) receivers and cables. More than 140 products had been Simplay HD-verified, conferring upon those products a higher level of certainty that the products are HDMI compliant and fully interoperable with other HDMI-compliant products. As further evidence of the impact that the Simplay HD program raised the awareness of HDMI interoperability, a major electronics retailer has begun to strongly recommend that all HDMI products be certified through the Simplay HD program prior to being placed on its store shelves. We believe that Simplay has further enhanced our reputation with manufacturers and consumers for quality, reliable products and leadership in the HDMI market.
     The rate of innovation within the HDMI standard has been rapid, with 7 revisions of the standard over the last 5 years. These releases have brought greater benefits to the consumer in terms of digital video and audio quality and increased functionality. We believe that we can obtain a competitive advantage as the only merchant semiconductor supplier in the HDMI founding member group. Our unique position has enabled as to introduce new innovations in quality and connectivity into the HDMI standard revisions and produce products that are first to market.
     HDMI Licensing, LLC issued its fifth HDMI version (“HDMI 1.3”) in June 2006 and its sixth version (“HDMI 1.3a”) in November 2006. We introduced the industry’s first family of HDMI 1.3 products in the summer of 2006, providing a time-to-market advantage to our customers. By the end of December 31, 2006, a number of top-tier CE manufacturers had announced products using our HDMI products, led by Sony (Playstation3) and Samsung Electronics (BD-P1200 Blu-ray Disc player and its new plasma, liquid crystal display (“LCD”) and Digital Light Processing (“DLP”) HDTVs. Subsequently, we had a number of other companies develop products using our family of HDMI 1.3 chips.
     We shipped the first HDMI-compliant silicon to the market, and we remain a market leader for HDMI functionality, with more than 120.6 million units shipped to date. We recently expanded our HDMI product line with the introduction of the industry’s first HDMI 1.3-compliant discrete receiver and transmitter discrete chips, a new switch product family and a new family of integrated input processors designed to help manufacturers offer cutting-edge HDMI 1.3 functionality. For the first three quarters of 2007, approximately 25.9% of our consumer electronics product revenue was derived from IC sales of 1.3 or 1.3a class products.
Market Opportunity
     Our HDMI interconnect technology is used in many high-definition products, including both source and receiver devices. Source devices include DVD players, HD and Blu-ray DVD recorders, A/V receivers, set-top boxes (“STBs”), game consoles, digital cameras and high definition camcorders, and receiver devices include digital TVs (“DTVs”).
     According to the market research firm In-Stat, an estimated over 63 million HDMI-enabled devices were shipped worldwide in 2006, including nearly 61 million CE devices. In-Stat projects that approximately 130 million devices, including approximately 115 million CE devices, will be shipped worldwide in 2007.
     The market acceptance and adoption of HDMI has been a significant factor in our growth over the last several years, driving both our product and licensing revenues. As of September 30, 2007, there were 719 companies that had licensed HDMI from HDMI Licensing, LLC, our wholly-owned subsidiary and the agent responsible for the licensing of HDMI. HDMI has the support of major Hollywood studios as part of their ongoing efforts in the areas of digital rights management and content protection, since HDMI offers significant advantages over analog A/V interfaces, including the ability to transmit uncompressed, high-definition digital video and multi-channel digital audio over a single cable.
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
     For PC and monitor manufacturers, HDMI enables PCs to connect to DTVs and monitors with HD quality video signals. More than 110 HDMI PC products are currently on the market, including HDMI-enabled products from major OEMs for desktop media-center PCs and notebook PCs, as well as add-in graphics cards, motherboards and LCD monitors. The introduction of Microsoft’s new operating system in January 2007, Vista, with its digital content rights management requirements, has also begun to generate increased interest in HDMI connectivity by PC manufacturers.
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
     In February 2007, we entered into an intellectual property license from Sunplus Technology Co. The IP licensed to us in this transaction represents approximately 60 blocks of market-tested IP in the area of DTV and DVD SoC implementations. These IP blocks represent fundamental building blocks in the DVD and DTV markets that are expected to advance our connectivity solutions for the home and mobile environment as well as allow us to offer greater value to our customers. We anticipate that our first generation of products based on this IP will start shipping in late 2008, and will be included our second generation of integrated input processors.
     Increasing our effectiveness and efficiency of bring new products to market and incorporating the technology acquired in the Sunplus license arrangement is of paramount importance. The other transaction, our acquisition of sci-worx GmbH, which was completed in January 2007, provided over 140 highly skilled engineers whom we believe will increase our ability to absorb the Sunplus IP and put it to use in new more integrated products over the next several years. In addition, the acquisition provided additional IP, especially in the areas of multi-format decoders, which is complimentary to our existing technology and the technology acquired through the Sunplus licensing arrangement.
     We believe that the sci-worx and Sunplus transactions are very important steps in our efforts to support our future growth. These two initiatives are expected to allow us to complement our digital connectivity innovations with more value as we integrate many of the processing blocks required by our customers.
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
     During 2006, we commenced the implementation of a global strategy that we believe will, in the long run, result in certain operational benefits as well as provide us with a lower annual effective tax rate that is lower than if we did not pursue this strategy. Our strategy involves an increased investment in technology and headcount outside of the United States in order to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. As a result of undertaking these efforts, we anticipate our 2007 annual effective tax rate to approximate 61% which is materially higher than our combined statutory rates of approximately 38%. The difference between the annual effective tax rate and the combined statutory rates of 38% was due primarily to certain forecasted unbenefited foreign losses in 2007 related to the ongoing implementation of a new global business structure. The unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. — See “Risk Factors — There are risks to our global strategy.
Concentrations, Commitments and Contingencies
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 60.5% and 56.1% of our total revenue for the three and nine months ended September 30, 2007, respectively, compared to 59.5% and 58.4% of our total revenue for the same periods of 2006, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many original equipment manufacturers (OEMs) rely upon third party manufacturers or distributors to provide purchasing and inventory management functions. For the three and nine months ended September 30, 2007, 50.9% and 45.6% of our total revenue, respectively, was generated through distributors, compared to 46.6% and 52.8% in the comparable periods of 2006, respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.
     A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 69.7% and 71.0% of our total revenue in the three and nine months ended September 30, 2007, respectively, compared to 75.0% and 74.1% for the same periods of 2006, respectively. The reason for the geographical concentration in Asia is that most of our products are part of flat panel TVs, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.
     Our commitments and contingencies at September 30, 2007, are presented in Note 7 to our condensed consolidated financial statements included in Item 1 of this Form 10-Q.
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

Results of Operations
REVENUE

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$74,173	$69,149	7.3%	$195,715	$184,096	6.3%
Development, licensing and royalty revenue	12,109	9,178	31.9%	39,457	23,909	65.0%

Total revenue	$86,282	$78,327	10.2%	$235,172	$208,005	13.1%

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics (1)	$66,589	$54,265	22.7%	$176,978	$137,874	28.4%
Personal Computers (1)	10,992	14,462	-24.0%	33,234	37,968	-12.5%
Storage (1)	8,701	9,600	-9.4%	24,960	32,163	-22.4%

Total revenue	$86,282	$78,327	10.2%	$235,172	$208,005	13.1%

(1)	Includes development, licensing and royalty revenue

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics	$58,644	$47,793	22.7%	$148,886	$121,587	22.5%
Personal Computers	9,326	13,945	-33.1%	29,237	36,414	-19.7%
Storage	6,203	7,411	-16.3%	17,591	26,095	-32.6%
Development, licensing and royalty revenue	12,109	9,178	31.9%	39,458	23,909	65.0%

Total revenue	$86,282	$78,327	10.2%	$235,172	$208,005	13.1%

     Total revenues for the three and nine months ended September 30, 2007 were $86.3 million and $235.2 million, respectively, representing an increase of 10.2% and 13.1% over the comparable periods in 2006. The increase in revenues in 2007 compared to comparable periods in 2006, is primarily due to increase in revenues from our Consumer Electronics (“CE”) and development, licensing and royalty revenue offset in part by declines in revenues from our personal computers and storage products. The increase in CE revenues compared to comparable periods in 2006 is primarily due to increased shipments of a majority of our CE parts particularly new products such as our input processors and HDMI 1.3 chips. Our HDMI 1.3 chips generally have higher average selling prices (“ASP”) as compared to HDMI 1.2 and other legacy HDMI chips. CE revenues also increased due to the CE revenues from our acquisition of sci-worx (now Silicon Image Germany). This increase in CE revenues was partially offset by overall decreases in ASPs across CE products. Our HDMI 1.3 chips are targeted towards the DTV, AV receiver, Blu Ray recorders, HD DVD, game console and mobile markets. We believe that as the market acceptance of the HDMI 1.3 standard continues to grow, sales of our HDMI 1.3 products will contribute a significant percentage of our CE revenues; however, this increase in HDMI 1.3 products sales will be affected by expected declines in the ASPs for these chips. The decrease in Personal Computer (“PC”) and Storage revenues over comparable periods in 2006 is primarily due to lower shipments coupled with ASP declines in the respective lines of businesses. The decrease in ASP in the PC business is due to the competitive nature of the PC business coupled with lower sales of our new HDMI 1.3 PC products. We expect the PC revenues to increase in the fourth quarter as compared to the third quarter. The decrease in the ASP in the storage business is due to a slower than desired transition from our legacy non-core storage semiconductor products to our SteelVine storage processor products. Development, licensing and royalty revenues increased due to increased licensing activity attributable to HDMI and SATA licenses as well as the timing of recognition of revenue from development and licensing arrangements.

COST OF REVENUE AND GROSS PROFIT

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue (1)	$37,500	$32,721	14.6%	$105,196	$87,854	19.7%
Total gross profit	$48,782	$45,606	7.0%	$129,976	$120,151	8.2%
Gross profit margin	56.5%	58.2%		55.3%	57.8%

(1) Includes stock-based compensation expense	$421	$772		$1,210	$1,954
     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, license development costs, as well as other related overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue was $37.5 million and $105.2 million for the three and nine months ended September 30, 2007 compared to $32.7 million and $87.9 million for the comparable periods in 2006. The $4.8 million and $17.3 million increases in cost of revenue for three and nine months ended September 30, 2007, respectively, over the comparable periods in 2006 were primarily due to increased volumes of activity and manufacturing costs per unit, increase in inventory reserves for certain slow moving parts, integration expenses associated with the sci-worx acquisition and higher depreciation expense from additional testing equipment. These increases were partially offset by a decrease in stock-based compensation expense primarily as a result of changes in our Black-Scholes fair value assumptions as described in Note 3 to the Condensed Consolidated Financial Statement under Item 1.
     Total gross profit was $48.8 million and $130.0 million for the three and nine months ended September 30, 2007 an increase of 7.0% and 8.2%, respectively from $45.6 million and $120.2 million for the comparable periods of 2006. Our gross profit margin of 56.5% and 55.3% for the three and nine months ended September 30, 2007, respectively, decreased from 58.2% and 57.8% for the same periods of 2006. Gross profit margins in absolute dollars increased for the three and nine months of 2007 as compared to the same periods in 2006 as a result of overall increase in sales, primarily in CE including the increase in development and licensing activities. The gross margin percentages decreased over the same periods as a result of product ASP erosion, changes in product mix and increased manufacturing costs per unit. We expect product gross margins in the fourth quarter of 2007 to be flat as compared to the third quarter of 2007.
OPERATING EXPENSES
     Research and Development (“R&D”)

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$20,489	$16,866	21.5%	$56,709	$47,611	19.1%
Percentage of total revenue	23.7%	21.5%		24.1%	22.9%

(1) Includes stock-based compensation expense	$2,181	$3,781	$6,545	$9,393
     R&D expense consists primarily of employee compensation, including stock-based compensation expense, and other related costs, fees for independent contractors, the cost of software tools used for designing and testing our products, masks costs and costs associated with prototype materials.
     R&D expense was $20.5 million and $56.7 million for the three and nine months ended September 30, 2007, respectively, as compared to $16.9 million and $47.6 million for the same periods in 2006. R&D expenses increased primarily due to the integration of sci-worx engineers and the expansion of the research and development activities in China resulting in increased headcount. The increased R&D expenses were offset in part by a decrease in lower consulting costs and stock-based compensation expense primarily as a result of changes in our Black-Scholes fair value assumptions as described in Note 3 to the Condensed Consolidated Financial Statement under Item 1. We expect the R&D expenses to increase in the fourth quarter of 2007 due to the commencement of amortization of the intangibles paid to and licensed from Sunplus as described in Note 11 to the Condensed Consolidated Financial Statement under Item I.

     Selling, General and Administrative (“SG&A”)

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Selling, general and administrative (1)	$16,827	$17,472	-3.7%	$51,122	$49,496	3.3%
Percentage of total revenue	19.5%	22.3%		21.7%	23.8%

(1) Includes stock-based compensation expense	$2,731	$4,073	$6,796	$11,113
     SG&A expense consists primarily of employee compensation, including stock-based compensation expense, sales commissions, professional fees, marketing and promotional expenses. SG&A expense was $16.8 million and $51.1 million for the three and nine months ended September 30, 2007, respectively, as compared to $17.5 million and $49.5 million for the same periods. For the three months ended September 30, 2007, the decrease in SG&A expense is primarily due to a decrease in marketing, promotional and consulting expenses. The increase in SG&A expense for the nine months ended September 30, 2007, is primarily due to the integration of sci-worx, increased compensation expense as a result of higher headcount, increased consulting expenses for the implementation of our global strategy, increased legal expenses for various patent filings and litigation activities partially offset by a decrease in bonus and commission accruals as a result of lower achievement relative to plan and a decrease in stock-based compensation expense primarily as a result of changes in our Black-Scholes fair value assumptions as described in Note 3 to the Condensed Consolidated Financial Statement under Item 1.
     Amortization of Intangible Assets

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Amortization of intangible assets	$540	$78	592.3%	$1,692	$430	293.5%
Percentage of total revenue	0.6%	0.1%		0.7%	0.2%
     Amortization of intangible assets was $540,000 and $1.7 million for the three and nine months ended September 30, 2007, respectively, as compared to $78,000 and $430,000 for the same periods in 2006. The increase in amortization of intangible assets is primarily due to the intangible assets acquired in the sci-worx acquisition as described in Note 10 to the Condensed Consolidated Financial Statements under Item I.
     Interest Income and other, net

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Interest income and other, net	$2,302	$2,623	-12.2%	$8,618	$6,181	39.4%
Percentage of total revenue	2.7%	3.3%		3.7%	3.0%
     Interest income and other, net, which primarily includes interest income, was $2.3 million and $8.6 million for the three and nine months ended September 30, 2007, respectively, compared to $2.6 million and $6.2 million for the same periods of 2006. For the three months ended September 30, 2007, interest income is slightly lower due to lower cash and investment balances as compared to the same period in 2006. For the nine months ended September 30, 2007, interest income increased as the average cash balances during 2007 was higher as compared to the same period in 2006.
     Provision for income taxes.

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$9,118	$5,771	58.0%	$17,673	$12,603	40.2%
Percentage of total revenue	10.6%	7.4%		7.5%	6.1%
     For the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $9.1 million and $17.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2007 was 68.9% and 60.8%, respectively. The effective tax rate is based on projected taxable income for 2007. The effective tax rate for the three months ended September 30, 2007 of 68.9% comprised of 53.8%, 1.2% and 13.9% for federal, state and foreign, respectively.

     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. See “Note 9: Provision for income taxes” to the Condensed Consolidated Financial Statements for further discussion.
     For the three and nine months ended September 30, 2006, we recorded a provision for income taxes of $5.8 million and $12.6 million, respectively. The effective tax rate for the three and nine month ended September 30, 2006 was 41.8% and 43.8%, respectively, and was based on our projected taxable income for 2006. The effective tax rate took into account the fact that a portion of the expected benefit due to the use of net operating loss and research credit carryforwards related to stock option transactions, the benefit of which would not reduce the income tax provision, instead would be recorded as a credit to additional paid-in capital when realized. The effective tax rate for the three months ended September 30, 2006 of 41.8% was comprised of 34.4% Federal, 4.2% State and 3.2% Foreign.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
     The cash flow provided by operating and financing activities and cash used in investing activities set forth below is for the nine months ending September 30, 2007 and 2006.

	September 30,	September 30,
	2007	2006	Change
	(dollars in thousands)
Total cash, cash equivalents and short-term investments	$225,689	$235,790	$(10,101)

Cash provided by operating activities	$37,001	$51,847	$(14,846)
Cash provided by (used in) investing activities	35,251	(120,205)	155,456
Cash provided by (used in) financing activities	(23,439)	30,803	(54,242)
Effect of exchange rate changes on cash & cash equivalents	(76)	—	(76)

Net increase (decrease) in cash and cash equivalents	$48,737	$(37,555)	$86,292

     Cash, Cash Equivalents and Short-Term Investments
     Cash, cash equivalents and short-term investments were $225.7 million at September 30, 2007, a decrease of $10.1 million from $235.8 million at September 30, 2006 primarily as a result of usage of cash for $38.1 million in stock repurchases, $13.8 million (net) on purchase of sci-worx, $15.0 million on purchase of intangibles from Sunplus and $29.0 million in tax payments partially offset by increased sales activities, $12.3 million proceeds in connection with funds received on the exercise of stock options and for purchases of stock by employees under the employee stock purchase plan (ESPP).
     Operating Activities
     We generated $37.0 million in cash from operating activities in the nine months ended September 30, 2007 as compared to $51.8 million in the same period of 2006. The decrease in cash from operating activities was primarily due to increase in accounts receivable, decrease in accrued liabilities and accrued expenses and deferred license revenue partially offset by increases in accounts payable and deferred margin on sale to distributors and decreases in inventory and prepaid expenses and others assets during the nine months of the year ended September 30, 2007.

     Investing and Financing Activities
     We generated $35.3 million in cash in our investing activities in the nine month period ended September 30, 2007 as compared to $120.2 million used in the same period of 2006. The increase in cash provided by investing activities is mainly due to sale of securities (net of purchases) of approximately $74.1 million partially offset by purchase of sci-worx for $13.8 million, purchase of intangibles related to Sunplus transaction $15.0 million and purchases of testing equipment, testing boards, other R&D equipment and miscellaneous other assets for $10.1 million. The sale of securities was intended to fund the program of stock repurchases and business acquisition as described in Notes 13 and 10 to the Condensed Consolidated Financial Statements, respectively. We used $23.4 million in our financing activities in the nine months ended September 30, 2007 as compared to $30.8 million provided by financing activities for the same period in 2006. The use of the cash from financing activities for the nine months ended September 30, 2007 is primarily due to $38.1 million of stock repurchases partially offset by the $12.3 million in proceeds from the exercise of stock options and sales of shares under the ESPP.
     Commitments and Contractual Obligations
     Future minimum payments for our operating leases, debt and inventory related purchase obligations outstanding at September 30, 2007 are as follows (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$9,418	$3,519	$4,236	$1,663	$—
Inventory purchase obligations	8,853	8,853	—	—	—
Intangibles purchase commitments	31,371	23,156	8,215	—	—

Total contractual obligations	$49,642	$35,528	$12,451	$1,663	$—

Unrecognized Tax Benefits
     As of the FIN 48 adoption date of January 1, 2007, we had gross tax affected unrecognized tax benefits of approximately $14.4 million (refer to Note 9). As of September 30, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.
     Stock Repurchase Program
     In February 2007, our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. We may commence purchasing, or increase, decrease or discontinue purchasing at any time without any prior notice. From August 1 through August 31, 2007, we repurchased a total of 1.25 million shares of our common stock at a total cost of $7.0 million. For the nine months ended September 30, 2007, we have repurchased a total of 5 million shares of our common stock at a total cost of $38.1 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     A sensitivity analysis was performed on our investment portfolio as of September 30, 2007. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
200.000	400,000	600,000
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the third quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     On December 7, 2001, we and certain of our officers and directors were named as defendants along with our underwriters in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. The parties are negotiating the schedule for filing amended pleadings on plaintiffs’ motion to certify a different class. If a satisfactory settlement is not renegotiated in light of any new class definition, we believe that these claims are without merit and we intend to defend vigorously against them.
     On July 31, 2007, the Company received a demand letter dated July 31, 2007, demanding on behalf of alleged shareholder Vanessa Simmonds that the Company’s board of directors prosecute a claim against the underwriters of the Company’s initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b). In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offerings. The plaintiff alleges that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b) by engaging in short-swing trades, and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.
     We and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado, and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. On April 27, 2005, the Court issued an order appointing lead plaintiff and approving the selection of lead counsel. On July 27, 2005 plaintiffs filed a consolidated amended complaint (“CAC”). The CAC no longer named Mr. Gargus as an individual defendant, but added Dr. David Lee as an individual defendant. The CAC also expanded the class period from June 25, 2004 to April 22, 2005. Defendants filed a motion to dismiss the CAC on September 26, 2005. Plaintiffs subsequently received leave to file, and did file, a second consolidated amended complaint (“Second CAC”) on December 8, 2005. The Second CAC extended the end of the class period from April 22, 2005 to October 13, 2005 and added additional factual allegations under the same causes of action against Silicon Image, Mr. Tirado and Dr. Lee. The complaint also added a new plaintiff, James D. Smallwood. Defendants filed a motion to dismiss the Second CAC on February 9, 2006. Following subsequent pleading by both parties, on June 21, 2006 the court granted defendants’ motion to dismiss the Second CAC with leave to amend. Plaintiffs subsequently filed a third consolidated amended complaint (“Third CAC”) by the court established deadline of July 21, 2006. Defendants filed a motion to dismiss the Third CAC on September 1, 2006 and subsequent pleadings by the parties followed in November and December of 2006 and January of 2007. On February 23, 2007, the court granted defendants’ motion to dismiss the Third CAC with leave to amend. Plaintiffs filed a Fourth Consolidated Amended Complaint (“Fourth CAC”) on March 30, 2007. Defendants filed a motion to dismiss the Fourth .CAC on May 25, 2007. Following subsequent pleading by both parties, on September 21, 2007, the court granted defendants’ motion to dismiss the Fourth CAC, without further leave to amend. Final judgment was entered in favor of defendants on September 25, 2007. On October 19, 2007, plaintiffs filed notice of appeal of the court’s final judgment to the United States Court of Appeals for the Ninth Circuit. The Court of Appeals has not yet issued a briefing schedule.
     On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”), a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets, and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of Silicon Image’s intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to Silicon Image’s proprietary and confidential information, illegally copied and modified Silicon Image’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use Silicon Image’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope, and in violation of, the rights granted under, Silicon Image’s software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we are seeking an injunction barring Analogix from misappropriation of Silicon Image’s trade secrets. On June 18, 2007, Analogix filed a counterclaim alleging Silicon Image breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within Silicon Image. A hearing on the Company’s motion for an injunction is scheduled for November 9, 2007, and a trial date has been set for September 22, 2008.
     On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. On January 18, 2006, the SEC announced that it filed a civil complaint (Case No. CV 06-0256 DSF, C.D. Cal.) for insider trading against Deog Kyoon Jeong, a co-founder and consultant to the Company, and that it was also entering into a consent judgment with Mr. Jeong. The SEC stated that Mr. Jeong had agreed to pay a civil penalty of $56,000 and to disgorge profits of $56,000, without admitting or denying the allegations in the SEC complaint. We are not aware of any further actions taken by the SEC in this matter. We intend to continue to fully cooperate with the SEC in the event that any further actions are necessary.
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
     Our annual and quarterly operating results are likely to fluctuate significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:
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
     Our annual and quarterly operating results may fluctuate significantly based on how well we manage our business. Some of these factors include the following:
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
     Part of our business strategy is to license certain of our technology to companies that address markets in which we do not want to directly participate. There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. Licensing contracts are complex and depend upon many factors including completion of milestones, allocation of values to delivered items, and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in aparticular period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin content, licensing revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from licensing arrangements is a lengthy and complex process that may last beyond the period in which efforts begin, and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology, and other factors. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from licensing transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.
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
     Our products face competition from companies selling similar discrete products, and from companies selling products such as chipsets with integrated functionality. Our competitors include semiconductor companies that focus on the CE, display or storage markets, as well as major diversified semiconductor companies, and we expect that new competitors will enter our markets. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, including solutions that integrate the functionality of our products into their solutions. In addition, potential OEM customers may have internal semiconductor capabilities, and may develop their own solutions for use in their products rather than purchasing them from companies such as us. Some of our competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and as a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor, NXP semiconductor, and Texas Instruments, and CE manufacturers, such as Hitachi, Matsushita, NXP semiconductor, Sony, Thomson and Toshiba, may compete against us in the future. Some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in, and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.
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
     After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers generally need three months to over nine months to test, evaluate and adopt our product and an additional three months to over nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we incur operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, anticipated sales could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.
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
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended September 30, 2007, shipments to our distributors, Microtek Inc., Innotech Corporation, and World Peace

Group generated 15.9%, 15.3% and 13.5% of our revenue, respectively. For the nine months ended September 30, 2007, shipments to Innotech Corporation, Microtek Inc., and World Peace Group all of whom are distributors, generated 16.1%, 14.2% and 11.6% of our revenue, respectively. For the three months ended September 30, 2006, shipments to Innotech, Microtek, and World Peace, generated 18.2%, 17.0% and 10.2%, respectively, of our revenue. For the nine months ended September 30, 2006, shipments to Microtek, Innotech and World Peace, generated 17.2%, 13.6% and 13.0%, respectively, of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers, and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:
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
     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 50.9% and 45.6% of our revenue for the three and nine months ended September 30, 2007, respectively. Distributors generated 46.6% and 52.8% of our revenue for the three and nine months ended September 30, 2006, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:
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
There are risks to our global strategy
     During 2006, we commenced the implementation of a global strategy that we believe will, in the long run, result in certain operational benefits as well as provide us with a lower annual effective tax rate that is lower than if we did not pursue this strategy. Our strategy involves an increased investment in technology and headcount outside of the United States in order to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. As a result of undertaking these efforts, we anticipate our 2007 annual effective tax rate to approximate 61% which is materially higher than our combined statutory rates of approximately 38%. The difference between the annual effective tax rate and the combined statutory rates of 38% was due primarily to certain forecasted unbenefited foreign losses in 2007 related to the ongoing implementation of a new global business structure. The unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. The expected operational benefits and lower tax rate will depend on a number of factors, including our future business results and profitability, and the effectiveness and timing of our implementation of our global strategy. While we expect declines in our annual effective tax rate after 2007, we may continue to experience higher tax rates until our new global strategy is fully operational.
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
     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months and nine months ended September 30, 2007, approximately 76.4% and 79.2% of our revenue, respectively was generated from customers and distributors located outside of the United States, primarily in Asia. In the three and nine months ended September 30, 2006, approximately 75.0% and 74.1%, respectively, of our total revenue were generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and, with our recent acquisition of sci-worx, we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:
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
     We have entered into strategic partnerships with third parties. In February 2007, we entered into a license agreement with Sunplus. Under the terms of the license agreement, we received a license to use and further develop advanced video processor technology. The license agreement provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through September 30, 2007, we have paid Sunplus $15.0 million of the consideration for the licensed technology and related deliverables in February 2007, and accrued for $3.8 million of the consideration for the period ended September 30, 2007, of which we will begin amortizing in the fourth quarter of 2007. We are required to pay the remaining $16.3 million upon delivery and acceptance of certain milestones. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. We believe that the intellectual property licensed under this license agreement will enhance our ability to develop integrated DTV technology and other consumer product offerings. The success of the agreement depends upon our successful integration of the operations of sci-worx, which will be critical to our ability to develop products based on the Sunplus licensed IP. The success of the agreement also depends upon the continued market acceptance of our HDTV and consumer products. The achievement of milestones upon which the payments to Sunplus are contingent may also not be achieved. We may not succeed in developing successful products based on the Sunplus intellectual property.
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
     We have experienced a number of transitions with respect to our board of directors, executive officers, and our independent registered public accounting firm in recent quarters, including the following:
•	In January 2005, Steve Laub (who replaced David Lee in November 2004) resigned from the positions of chief executive officer and president and from the board of directors, Steve Tirado was appointed as chief executive officer and president and to the board as well, and Chris Paisley was appointed chairman of the board of directors.

•	In February 2005, Jaime Garcia-Meza was appointed as vice president of our storage business.

•	In April 2005, Robert C. Gargus retired from the position of chief financial officer and Darrel Slack was appointed as his successor.

•	In April 2005, four of our then independent outside directors, David Courtney (chairman of the audit committee), Keith McAuliffe, Chris Paisley (chairman of the board) and Richard Sanquini, resigned from our board of directors and board committees.

•	In April 2005, Darrel Slack, our then chief financial officer, was elected to our board of directors.

•	In May 2005, Masood Jabbar and Peter Hanelt were elected to our board of directors.

•	In June 2005, David Lee did not stand for re-election as a director at our annual meeting of stockholders, and accordingly, Dr. Lee resigned from our board of directors.

•	In June 2005, PricewaterhouseCoopers LLP resigned as our independent registered public accounting firm. In July 2005, we appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

•	In August 2005, Darrel Slack began a personal leave of absence.

•	In August 2005, Dale Brown resigned from the positions of chief accounting officer and corporate controller.

•	In August 2005, Robert Freeman was appointed as interim chief financial officer and chief accounting officer.

•	In September 2005, Darrel Slack resigned from the position of chief financial officer and from our board of directors and the board of directors of HDMI Licensing, LLC, our wholly-owned subsidiary.

•	In October 2005, William George was elected to our board of directors.

•	In October 2005, Robert Bagheri resigned from the position of executive vice president of operations.

•	In October 2005, John LeMoncheck, then vice president, consumer electronics and PC/display, left Silicon Image.

•	In October 2005, John Shin was appointed as interim vice president, consumer electronics and PC/display businesses and served in that position until February 2006. Mr. Shin serves as vice president of engineering, and has held that position since October 2003.

•	In November 2005, Robert Freeman’s position changed from interim chief financial officer to chief financial officer.

•	In December 2005, William Raduchel was elected to our board of directors.

•	In January 2006, Dale Zimmerman was appointed as our vice president of worldwide marketing.

•	In February 2006, John Hodge was elected to our board of directors.

•	In September 2006, Patrick Reutens resigned from the position of chief legal officer.

•	In January 2007, Edward Lopez was appointed as our chief legal officer.

•	In February 2007, David Hodges advised our board of directors that he had decided to retire and as such he did not stand for reelection to our board of directors when his term expired at our 2007 Annual Meeting of Stockholders.

•	In April 2007, Robert R. Freeman, announced his intention to retire from his position as Chief Financial Officer.

•	In April 2007, Rob Valiton resigned from his position as Vice President of Worldwide Sales.

•	In April 2007, Sal Cobar was appointed as Vice President of Worldwide Sales.

•	In July 2007, Paul Dal Santo was appointed as Chief Operating Officer.

•	In October 2007, Robert R. Freeman, resigned from his position as Chief Financial Officer.

•	In October 2007, Harold L. Covert was appointed as Chief Financial Officer.
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
     Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes, and the operations of CMD, which we acquired, are based in the Los Angeles area, which is also susceptible to earthquakes. Taiwan Semiconductor Manufacturing Company, or TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the three months and nine months ended September 30, 2007 customers and distributors located in Japan generated 36.8% and 35.5% of our revenue in each period and customers and distributors located in Taiwan generated 13.0% and 16.7% of our revenue, respectively. For the three and nine months ended September 30, 2006, customers and distributors located in Japan generated 38.7% and 33.5% of our revenue, respectively. For the three and nine months ended September 30, 2006, customers and distributors located in Taiwan generated 19.0% and 21.2% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share amounts)

Approximate Dollar
Value of Shares
	Total Number	Average	Total Number of Shares	that May Yet Be
	of Shares	Price Paid	Purchased as Part of	Purchased Under the
Period	Purchased	per Share	Publicly Announced Plans	Plan
Repurchases from August 1, 2007 through August 31, 2007	1,250	$5.56	1,250	$61,905
     In February 2007, our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. We may commence purchasing, or increase, decrease or discontinue purchasing at any time without any prior notice. From August through August 31, 2007, we repurchased a total of 1.25 million shares of our common stock at a total cost of $7.0 million. For the nine months ended September 30, 2007, we have repurchased a total of 5 million shares of our common stock at a total cost of $38.1 million.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
(a) Exhibits

10.01	Employment offer letter with Paul Dal Santo dated July 23, 2007 (incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on August 20, 2007).

10.02	Amendment No. 1 to Transitional Employment and Separation Agreement between Robert Freeman and the Registrant dated August 23, 2007 (incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on August 24, 2007).

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2007	Silicon Image, Inc.

/s/ Harold L. Covert Harold L. Covert
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.01	Employment offer letter with Paul Dal Santo dated July 23, 2007 (incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on August 20, 2007).

10.02	Amendment No. 1 to Transitional Employment and Separation Agreement between Robert Freeman and the Registrant dated August 23, 2007 (incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on August 24, 2007).

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.