Form 10-K
period 2007-12-31
SILICON IMAGE INC
filed 2008-02-27
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Commission file number 000-26887

Silicon Image, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0396307 (IRS employer identification number)
1060 East Arques Avenue
Sunnyvale, CA 94085
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code
(408) 616-4000

Securities registered pursuant to section 12(b) of the Act:
Common Stock, $0.001 par value per share

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer,” “accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $726,794,477 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of January 31, 2008 was 84,345,350.

Portions of the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K.

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

General

Silicon Image, Inc. is a technology innovator and a global leader developing high-bandwidth semiconductor and intellectual property (IP) solutions based on our innovative, digital interconnect technology. Our vision is digital content everywhere. Our mission is to be the leader in the innovation, design, development and implementation of semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content in the home and mobile environments. We are dedicated to the development and promotion of technologies, standards and products that facilitate the movement of digital content between and among digital devices across the consumer electronics (CE), personal computer (PC) and storage markets. We believe our track record of innovation around our core competencies, establishing industry standards and building strategic relationships, positions us to continue to drive change in the emerging world for high quality digital media storage, distribution and presentation.

We provide integrated and discrete semiconductor products as well as IP licensing to consumer electronics, computing, display, storage and networking equipment manufacturers. Our product and IP portfolio includes solutions for high-definition television (HDTV), high-definition set-top boxes (STBs), high-definition digital video disc (DVD) players, digital and personal video recorders (DVRs and PVRs), high-definition game systems, consumer and enterprise storage products and PC display products.

We have worked with industry leaders to create industry standards such as the High-Definition Multimedia Interface (HDMItm) and Digital Visual Interface (DVItm) specifications for digital content delivery. We capitalize on our leadership position through first-to-market, standards-based semiconductor and IP solutions. Our portfolio of IP solutions that we license to third parties for consumer electronics, PCs, multimedia, communications, networking and storage devices further leverages our expertise in these markets. We view these IP arrangements as selling another version of our semiconductor products i.e. “virtual products”. Moreover, through Simplay Labs, LLC, our wholly owned subsidiary, we offer one of the most robust and comprehensive test suites and testing technology platforms in the consumer electronics industry. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.

Our customers are equipment manufacturers in each of our target markets — Consumer Electronics, Personal Computer and Storage. Because we leverage our technologies across different markets, certain of our products may be incorporated into equipment used in multiple markets. We sell our products to original equipment manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our net revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core licensing and licensing and royalty fees from our standards activities. We maintain relationships with the eco-system of companies that provide the products that drive digital content creation and consumption, including the major Hollywood studios, consumer electronics companies, retailers and service providers. To that end, we have developed relationships with Hollywood studios such as Universal, Warner Brothers, Disney and Fox and with major consumer electronics companies such as Sony, Hitachi, Toshiba, Matsushita, Phillips and Thomson. Through these and other relationships, we have formed a strong understanding of the requirements for storing, distributing and viewing high quality digital video and audio in the home and mobile environments, especially in the area of High Definition (HD) content. We have also developed a substantial intellectual property base for building the standards and products necessary to promote opportunities for our products.

Historically, we have grown our business by introducing and promoting the adoption of new standards and entering new markets. We collaborated with several companies and jointly developed the DVI and HDMI standards. Our first products addressed the PC market. Subsequently, we introduced products for a variety of CE market segments, including DVD, STB, game console and digital television (DTV) markets. More recently, we have expanded our research and development activities and are developing products based on our innovative digital interconnect core technology for the mobile device market, including digital still cameras, HD camcorders, portable media players and smart phones. We are also developing a personal networking technology solution that will enable a consumer to access and display digital content from and to the various devices in the consumer’s personal domain.

We are headquartered in Sunnyvale, California. Our Internet website address is www.SiliconImage.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, the Annual Report on Form 10-K. We make available through our Internet website free of charge, our Annual Report on Form 10-K quarterly reports on Form 10-Q current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Strategy

Our goal is to enable the access and presentation of high-definition digital content anytime, anywhere, on any device. Our business strategy is to grow the available market for our products and IP solutions through the development, introduction and promotion of industry standards such as HDMI, DVI and Serial Advanced Technology Attachment (SATA). In 2006, Gartner/Dataquest ranked Silicon Image as the sixth largest semiconductor IP licensing vendor in the world, based on revenue. We are active in existing industry standards bodies; however, we believe that it is our formation of and participation in, new industry standards organizations that have had and will continue to have, the greatest impact on our business.

We are directly involved in the following standards efforts:

High-Definition Multimedia Interface (HDMI)

In 2002, we entered into a Founder’s Agreement with Sony, Matsushita Electric Industrial Co. (Panasonic), Philips, Thomson, Hitachi and Toshiba, under which we formed a working group to develop the HDMI specification, a next-generation digital interface for consumer electronics. The HDMI specification is based on our market-proven Transition Minimized Differential Signaling (TMDS) technology, the same technology underlying the HDMI specification’s predecessor specification, DVI, which we also developed. As an HDMI founder, we have actively participated in the evolution of the HDMI specification and we anticipate that our involvement in this and in other digital interface connectivity standards will continue.

Our leadership in the market for HDMI-enabled products has been based on our ability to introduce first-to-market semiconductor and IP solutions to manufacturers. We introduced the industry’s first products for each new version of the HDMI standard, providing a time-to-market advantage to our customers. For consumers, HDMI has provided a simpler way to connect and use devices and enjoy the higher-quality entertainment experience available with digital content. More than 750 manufacturers around the world have become HDMI adopters. For CE manufacturers, HDMI is a low-cost, standardized means of interconnecting CE devices, which enables these manufacturers to build feature-rich products that deliver a true home theater entertainment experience. For PC and monitor manufacturers, HDMI enables a PC connection to digital TVs and monitors at HD quality levels. The market acceptance and adoption of HDMI enabled products have been significant factors in our growth over the last several years, driving both our product and licensing revenues. According to the market research firm In-Stat, an estimated over 143 million HDMI-enabled products were expected to ship worldwide in 2007.

High-bandwidth Digital Content Protection (HDCP)

In 2000, the HDCP specification HDCP 1.0 was published by Intel, with contributions from Silicon Image acknowledged in the specification. The specification was developed to add content protection to DVI in order to prevent unauthorized copying of content when transmitted between source and display over a DVI link. In 2003, the HDCP specification was updated to revision level 1.1 and made available for use with HDMI. This technology has been widely adopted in consumer electronics products, initially in combination with DVI and more recently and more prevalently in combination with HDMI. In 2007, the HDCP specification was again revised in VI.3.b.1. The HDCP Compliance Test Specification VI.1 was released in 2006.

Digital Visual Interface (DVI)

In 1998, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, we announced the formation of the Digital Display Working Group (DDWG) and in 1999, published the DVI 1.0 specification. The DVI 1.0 standard defines a high-speed serial data communication link between computers and digital displays. According to In-Stat, over 112 million DVI-enabled products were expected to ship in 2007. Today, in many applications, DVI is being replaced by the more feature-rich HDMI.

Serial Advanced Technology Attachment (SATA)

We have been a contributor to the SATA standard and a leading supplier of discrete SATA solutions including controllers, storage processors, port multipliers and bridges. Based on serial signaling technology, the SATA standard specifies a computer bus technology for connecting hard disk drives and other devices and was formed by Intel, Dell, Maxtor, Seagate and Vitesse in 1999. We sell SATA semiconductors primarily to merchant motherboard suppliers, computer OEMs and external drive manufacturers.

Recent Strategic Transactions

We completed two important transactions in 2007 intended to enhance our ability to offer higher levels of integration and greater price/performance value to our customers. In February 2007, we entered into a cross-license agreement with Sunplus Technology Company, Ltd. granting us the right to use certain advanced IP in DTV semiconductor products, which we believe will offer us greater opportunities to develop semiconductor solutions for the home and mobile device environment. The license agreement provided for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which was payable in consideration for the licensed technology and related deliverables and $5.0 million of which was payable in consideration for Sunplus support and maintenance obligations. In addition, our acquisition in January 2007 of sci-worx GmbH (sci-worx), now Silicon Image, GmbH provides us a combination of additional advanced IP and a highly skilled pool of engineers who we believe will help leverage our research and development efforts into new products. We acquired sci-worx GmbH for a net cash consideration of $13.8 million. We believe that the intellectual property licensed from Sunplus, along with the engineering talent and intellectual property acquired in the sci-worx transaction, will enhance our ability to develop a broader array of product offerings.

Products and Services

We sell products and services primarily into three markets: consumer electronics, personal computers and storage. Our product and IP revenues from the CE, PC and storage markets were as follows:

	Year Ended December 31,
	2007	2006	2005

Consumer electronics	$204,077	$167,877	$108,712
Personal computers	40,441	49,399	49,212
Storage	25,182	33,098	35,999
Development, licensing and royalties	50,803	44,584	18,476

	$320,503	$294,958	$212,399

Consumer Electronics

Our HDMI products have been selected by many of the world’s CE companies. Our products have driven the transition to industry-leading HDMI products with features including Deep Colortm and lossless HD audio. During the past year, we have seen a rapid penetration of HDMI 1.3 into the home theater and DTV markets. Beyond the outstanding video and sound quality enabled by HDMI technology, our latest products also include HDMI Consumer Electronics Control (CEC) functionality, which allows a single remote controller to operate all CEC enabled devices connected to the HDTV.

DTV

In 2007, we focused our activities on a new DTV architecture that, we believe, provides OEMs with best-in-class performance relating to DTV inputs and allows these manufacturers to bring their products to market more quickly. In 2007, we launched the SiI915x family of input processors, which are highly integrated HDTV processing solutions that include HDMI 1.3 with Deep Color and x.v.Color extended color gamut coupled with high-definition legacy analog video support. Our SiI915x family of input processors expands the number of HDMI ports available to consumers and augments the HDMI functionality with high-quality, high-definition analog video support. These new HDTV input processor solutions allow consumers to enjoy the highest quality content currently available on their HDTVs, including the new, lossless compressed digital audio formats available in HDMI 1.3: Dolby® TrueHD and DTS-HD Master Audiotm, as well as high-bandwidth uncompressed digital audio and compressed formats such as Dolby Digital, DTS and Super Audio CD (SACD). Complemented by advanced and thorough testing performed for us by Simplay Labs, these new products offer rapid time-to-market solutions and allow OEMs to significantly reduce cross-platform compatibility issues.

We also introduced our first-generation HDMI 1.3 switch products (SiI9181 and SiI9185) with integrated HDMI CEC functionality. These HDMI switches enable multiple HDMI source devices to connect to HDTVs with frequency of operation up to 225 megahertz (MHz), allowing consumers to enjoy Deep Color content.

Additionally, in 2007 we released several new integrated receivers that deliver advanced HDMI 1.3 HDTV features including 1080p Deep Color and x.v.Color expanded color gamut. Our two-port receiver (SiI9125), designed for use in HDTVs, is an advanced dual-input receiver that fits directly into the HDTV unit, offering manufacturers a low cost, easily implemented upgrade to add HDMI 1.3 capabilities to their full range of HDTVs. Our new four-port receiver (SiI9135), designed for use in audio/video receivers, is the first HDMI 1.3 receiver chip to support advanced HD features such as compressed lossless audio. HDMI 1.3 products represented 39.0% of CE product sales.

Mobile Devices

Our new Mobile High-Definition Linktm (MHL) technology is a low-pin-count link for low-power mobile devices with a direct HDMI connector for mobile phones, digital cameras and camcorders media players and other mobile devices enabling consumers to watch and listen to content from these devices on their HDTVs with pristine digital quality. In 2007, we introduced the industry’s first three products that enable MHL: two transmitters (SiI9220 and SiI9222) which are the first MHL transmitters for mobile devices and the first MHL-to-HDMI bridge chip (SiI9290) for the docking station. We also introduced what we believe to be the lowest power consuming HDMI transmitters in the mobile device market. Our next generation of HDMI transmitters for mobile devices (SiI9022 and SiI9024) delivers reduced power consumption, improving reliability and battery life in mobile devices.

Our HDMI products are branded under the VastLanetm product family and have been selected by many of the world’s CE companies.

VastLane HDMI Transmitters.  Our VastLane HDMI transmitter products reside in CE and PC products, such as DVD players, DVD recorders, game consoles, STBs, digital camcorders, A/V receivers and digital video recorders (DVRs). VastLane HDMI transmitters convert digital video and audio into a multi-gigabit per second (Gbps) encrypted serialized stream and transmit the secure content to an HDMI receiver that is built into televisions and A/V receivers.

VastLane HDMI Receivers.  Our VastLane HDMI receiver products reside in display systems, such as HDTVs, plasma TVs, LCD TVs, rear-projection TVs, front projectors, PC monitors as well as A/V receivers. VastLane HDMI receivers convert an incoming encrypted serialized stream to digital video and audio, which is then processed by a television or PC monitor for display.

We offer a broad line of products targeting the CE market including:

		HDMI	Maximum	Maximum	Maximum
Product	Type	Ports	Resolution	Color Depth	Bandwidth	Target Applications

SiI9011	VastLane HDMI Receiver	1	1080p	24 bits/pixel	5 Gbps	LCD TVs, plasma TVs, projection TVs
SiI9023	VastLane HDMI Receiver	2	1080p	24 bits/pixel	5 Gbps	LCD TVs, plasma TVs, projection TVs
SiI9025	VastLane HDMI Receiver	2	1080p	24 bits/pixel	5 Gbps	LCD TVs, plasma TVs, projection TVs
SiI9125	VastLane HDMI Receiver	2	1080p	36 bits/pixel	6.75 Gbps	LCD TVs, plasma TVs, projection TVs
SiI9135	VastLane HDMI Receiver	2	1080p	36 bits/pixel	6.75 Gbps	A/V Receivers
SiI9030	VastLane HDMI Transmitter	1	1080p	24 bits/pixel	5 Gbps	DVD players/recorders, STBs
SiI9132	VastLane HDMI Transmitter	1	1080p	36 bits/pixel	6.75 Gbps	Game consoles
SiI9134	VastLane HDMI Transmitter	1	1080p	36 bits/pixel	6.75 Gbps	DVD players/recorders, STBs, A/V receivers

PC

While the PC market has become an increasingly smaller portion of our business over time, a trend that we anticipate will continue, the growth of digital TVs with HDMI inputs provides a source of demand for our PC products as consumers increasingly seek to connect their PCs to their DTVs to play games, watch high-definition DVDs and view photos. Because HDMI is backward compatible with the DVI standard, HDMI-enabled PCs can also connect directly to the enormous installed base of PC monitors with DVI inputs.

Our DVI products are marketed under our VastLane product family. Market researcher In-Stat estimated that 92 million DVI-enabled PC devices were shipped by industry participants in 2006. Although DVI is being replaced by the more feature-rich HDMI in many applications, In-Stat projects that approximately 112 million DVI-enabled devices were expected to ship in 2007.

Silicon Image offers a line of receivers and transmitters for the PC marketplace, including:

Product	Type	Target Applications	Other Features

SiI164	VastLane DVI Transmitter	Desktop PCs (motherboards, add-in boards) Notebook PCs	• I(2)C interface • 3.3V or 1.0-1.8V interface • De-skewing option

Product	Type	Target Applications	Other Features

SiI1162	VastLane DVI	PC motherboards, graphic boards,	• I2C interface
Transmitter
• 3.0-3.6V notebook PCs or 1.0-1.9V interface • De-skewing option • BIOS and driver compatible with SiI 164
SiI1362A	VastLane DVI Transmitter	PC motherboards, notebook PCs	• I2C interface
• Supports Intel SDVO technology • Cable distance support greater than 10 meters
SiI1392	VastLane DVI Transmitter	Notebook and Desktop PCs (motherboards, add-in boards)	• SDVO interface • HDMI 1.2 output • HDCP

Storage

We believe the consumer trend of increasingly purchasing and downloading content (e.g. music, TV programs and movies) from the internet will create a growing awareness and need for low-cost, simple, secure and reliable storage. In 2007, we released our second-generation storage processors (SiI5733) compatible with SATA, external SATA (eSATA) and Universal Serial Bus (USB) hosts. Storage processors provide an extremely cost-effective storage solution that is both fast and reliable. Our SATA controllers, built on the new Unified Extensible Firmware Interface (UEFI) model, give manufacturers of DVRs, STBs and PC motherboards an easy way to add SATA connectivity.

In the storage market, we continue our leadership role in SATA, a standard that has replaced PATA in desktop storage. Through several SATA generations, we have introduced higher levels of SATA integration, driving higher SATA performance and functionality and delivering a family of SATA system-on-a-chip (SoC) solutions for the consumer electronics environment. SATA offers a number of benefits over PATA interfaces, including higher bandwidth, scalability, lower voltage and narrower cabling. As a result, SATA is quickly becoming the standard drive interface for desktop and notebook PCs and is establishing a significant presence in CE applications through e-SATA connections. eSATA extends the SATA connection outside the device enclosure providing a storage interface that is six times faster than Universal Serial Bus (USB) 2.0 and three times faster than IEEE 1394. The latest generation of digital video recorders (DVRs) from Scientific Atlanta, Motorola and TiVo, as well as PCs & motherboards from HP, Dell, ASUS, MSI, ECS, Foxconn, ASRock and iWill are equipped with eSATA ports.

We introduced our SteelVine architecture in 2004. SteelVine integrates the capabilities of a complex redundant array of independent disks (RAID) controller into a single-chip architecture. Our storage products fall into three categories: controllers, bridges and storage processors, each of which is branded under the SteelVinetm product family.

SteelVine Storage Controllers — We provide a full line of SATA controllers used in PC, DVR and network attached storage (NAS) applications. The current generation of SteelVine controllers provides the latest SATA Gen II features including eSATA signal levels, 3.0 Gb/s, native command queuing (NCQ), hot-plug and port multiplier support.

SteelVine Bridges — Our bridge products such as the SiI3811 provide PC OEMs with a solution that connects legacy PATA optical drives to the current generation of motherboard chip sets and are used primarily in desktop and laptop PC applications.

SteelVine Storage Processors — Our SteelVine storage processors represent a completely new product category that enables a new class of storage solutions for the PC, CE and external storage markets. SteelVine storage processors deliver enterprise-class features such as virtualization, RAID, hot-plug and hot spare, in a single very low cost SoC. These unique SoCs allow system builders to produce appliance-like solutions that are simple, reliable, affordable and scalable without the need for host software. Storage processors are currently shipping in PC motherboards as well as external storage solutions.

We believe that our multi-layer approach to providing robust, cost-effective, multi-gigabit semiconductor solutions on a single chip for high-bandwidth applications, lends itself well to SATA storage market applications.

Our storage products include the following:

Product	Categories	Key Features	Target Applications

SiI5723, Sil4726 Sil5744 Sil3726	eSATA Storage Processors.	2-drive SteelVine IC with 3Gb/s Serial ATA and USB 2.0 host link and support for up to 2 SATA devices. Also supports drive cascading, RAID 0, 1 and drive spanning	Consumer storage applications for PC and CE markets.
SiI3124A	SATA Controllers	Single chip, quad-channel, PCI/PCI-X-to-3Gb/s SATA- Gen II host controller, SATARAIDtm software, 1st Party DMA, hot plug, ATAPI support, port multiplier support with FIS-based switching, variable output strengths for backplane support, Supports up to 3Gb/s per channel	Server motherboards, server add-in-cards, host bus adapters, RAID subsystems, embedded applications
SiI3512, 3114	SATA Controllers	Single-chip, PCI-to-1.5Gb/s SATA-Gen I host controller, SATARAIDtm software, hot RAID plug, ATAPI support, variable output strengths for backplane support	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, subsystems, embedded applications
SiI3132, 3531	SATA Controllers	Single-chip, PCI Express-to-3.0Gb/s SATA Gen-II host controller, SATARAIDtm software, hot plug, ATAPI support, port multiplier with FIS based switching, variable output strengths for backplane support	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded applications
SiI3811	SATA Device Bridge	1.5Gb/s SATA-to-PATA device bridge, ATAPI support	Notebook and PC motherboards, ATAPI devices
SiI0680	PATA Controller	Ultra ATA/133 PCI-to-ATA host Controller	PC Motherboards, PC add-in-cards, server motherboards, host bus adapters, embedded applications

Simplay Labs, LLC

We believe Simplay Labs LLC, our wholly owned subsidiary, has further enhanced our reputation for quality, reliable products and leadership in the HDMI market. The Simplay HD Testing Program offers one of the most robust and comprehensive testing platforms in the consumer electronics industry as device interoperability is a significant issue to retailers and consumers in the HD market. Devices that pass the Simplay HD test are certified to meet the HDMI and HDCP specifications and have demonstrated interoperability through empirical testing against over 80 “peer” devices maintained by the labs. We have service centers operating in the US, China, we opened two new Simplay Labs European HD service centers in 2007 in the UK and Germany, providing global compatibility and performance testing centers. By December 31, 2007, more than 160 product lines had been Simplay HD-verified and 75 manufacturers, installers and retailers had become members of the Simplay HD Testing Program, enabling a higher level of consumer trust that their products are fully interoperable with other HDMI products.

In 2007, Simplay introduced the Simplay Pre-test System (SPS), designed to identify interoperability, usability and performance issues before products are submitted to a Simplay Labs service center. The first test tool of its kind for CE manufacturers, the SPS sets a higher performance standard for the CE industry and enables manufacturers to bring products to market faster. We also launched a new Simplay HD Consumer Support Service for end-to-end Simplay HD verified products, which provides consumers with complimentary installation assistance and troubleshooting services in the set-up, operation and performance of their new HD home theater products.

HDMI Licensing, LLC

The HDMI specification is experiencing rapid growth in the consumer electronics, mobile device and PC markets, as manufacturers meet consumer demand for multimedia convergence. The market acceptance and adoption of the HDMI specification has been a significant factor the growth of both our product and licensing revenues over the past several years.

As of December 31, 2007, more than 750 manufacturing companies had licensed HDMI from HDMI Licensing, LLC, our wholly-owned subsidiary and the agent responsible for the licensing of HDMI. We believe the adoption by additional manufacturers during 2007, further strengthens the specification’s position as the worldwide standard for high-definition digital connectivity. According to market researcher In-Stat, the HDMI specification has become widely adopted and has moved from an emerging standard to a prevalent connectivity standard used in many consumer applications. In-Stat reports that 143 million HDMI enabled devices incorporating HDMI were expected to be shipped in 2007, with over 229 million devices expected to ship in 2008 and an installed base of nearly 1.2 billion HDMI-enabled devices projected by 2010. Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of the intellectual property we license includes a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue.

Markets and Customers

We focus our sales and marketing efforts on achieving design wins with OEMs of CE, PC and storage products. Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 57.7%, 57.3% and 53.5%, of our revenue in 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, shipments to Innotech Corporation, generated 15.6% of our revenue, shipments to Microtek Corporation, generated 14.2% of our revenue and shipments to World Peace Industrial, generated 13.6% of our revenue. The percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. Our revenue generated through distributors was 49.5%, 50.2% and 51.7% of our total revenue in 2007, 2006 and 2005, respectively.

A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured offshore, primarily in Asia and for the years ended December 31, 2007, 2006 and 2005, approximately 79.8%, 78.6% and 74.3%, of our revenue respectively, was generated from customers and distributors located outside the United States, primarily in Asia. Please refer to the section of this report titled “Risk Factors” for a discussion of risks associated with the sell-through arrangement with our distributors.

Research and Development

Our research and development efforts continue to focus on innovative technologies and standards, higher-bandwidth, lower-power links, efficient algorithms, architectures and feature-rich implementations for higher-level SoCs, for CE (including DTV), PC, mobile and storage applications. By utilizing our patented technologies and optimized architectures, we believe our products can scale with advances in semiconductor manufacturing process technology, simplify system design and provide innovative solutions for our customers. As of December 31, 2007, we had been issued more than 100 United States patents and had in excess of 85 United States patent applications pending. Our U.S. issued patents expire in 2015 or later, subject to our payment of periodic maintenance fees. A discussion of risks related to our intellectual property is set forth in the section of this report titled “Risk Factors”.

We have assembled a team of engineers and technologists with extensive experience in the areas of high-speed interconnect architecture, circuit design, digital audio-visual (A/V) processor architecture, storage architecture, logic design/verification, firmware/software, flat panel displays, digital video/audio systems and storage systems. We have invested and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses were approximately $78.0 million, $63.6 million and $44.9 million, in 2007, 2006 and 2005, respectively, including stock-based compensation expense (benefit) of $8.4 million, $11.1 million and ($3.9) million for 2007, 2006 and 2005, respectively.

Sales and Marketing

We sell our products using a direct sales force with field offices located in North America, Europe, Turkey, Taiwan, China, Japan and Korea and through a network of distributors located throughout North America, Asia and Europe. Our sales strategy for all products is to achieve design wins with key industry companies in order to grow the markets in which we participate and to promote and accelerate the adoption of industry standards that we support or are developing.

Manufacturing

Wafer Fabrication

Our semiconductor products are designed using standard, complementary metal – oxide – semiconductor (CMOS) processes, which permit us to use independent wafer foundries to fabricate them. By outsourcing the manufacture of our semiconductor products, we are able to avoid the high-cost of owning and operating a semiconductor wafer fabrication facility and to take advantage of our contract manufacturers’ high-volume economies of scale. Outsourcing our manufacturing also gives us direct and timely access to various process technologies. This allows us to focus our resources on the innovation, design and quality of our products.

Our semiconductor products are currently fabricated using 0.35, 0.25, 0.18 and 0.13 micron processes. We continuously evaluate the benefits, primarily the improved performance, costs and feasibility, of migrating our products to smaller geometry process technologies. We have conducted certain development projects for some of our customers, involving smaller and more cost effective geometries, namely 90 nm and 65 nm designs. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC) to produce all of our semiconductor products. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly. We attempt to optimize wafer availability by continuing to use less advanced wafer geometries, such as 0.35, 0.25, 0.18 and 0.13 micron, for which foundries generally have more available capacity.

Assembly and Test

Our semiconductor products are designed to use low-cost standard packages and to be tested with widely available semiconductor test equipment. We outsource all of our packaging and the majority of our test requirements. This enables us to take advantage of high-volume economies of scale and supply flexibility and gives us direct and timely access to advanced packaging and test technologies. We test a small portion of our products in-house. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled. This testing method has not caused us to experience unacceptable failures or yields. Our operations personnel closely review the process and control and monitor information provided to us by our foundries. To ensure quality, we have established firm guidelines for rejecting wafers that we consider unacceptable. However, lack of testing prior to assembly could have adverse effects if there are significant problems with wafer processing. Additionally, for newer products and products for which yield rates have not stabilized, we may conduct bench testing using our personnel and equipment, which is more expensive than fully automated testing.

During 2007, we purchased and installed additional pieces of equipment at third-party testing facilities to ensure we receive priority on such equipment and to obtain lower test prices from these facilities. In the fourth quarter of 2007, in an effort to improve control, increase operational flexibility and lower costs, we began internally managing the relationships with our other third party subcontractors who handle our wafer assembly and test process and terminated our reliance on third-party management of this process.

Quality Assurance

We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in depth circuit simulation at temperature, voltage and processing extremes before being fabricated. We pre-qualify each of our subcontractors through an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer foundries and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yields. Our independent foundries and our assembly and test subcontractors have achieved International Standards Organization (ISO) 9001 certification.

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

CE

In the consumer electronics market, our digital interface products are used to connect a variety of devices to DTVs including cable set-top boxes, satellite set-top boxes, A/V receivers, game consoles, digital/personal video recorders (DVR/PVR), DVD players and a growing number of mobile devices such as camcorders and cameras. These products incorporate HDMI technology with HDCP or DVI and HDCP support. Companies competing for sales of HDMI and DVI solutions include among others, Analog Devices, Analogix, Broadcom, Conexant, Genesis, Mstar, NXP, Texas Instruments and Thine. We also compete in some instances against in-house processing solutions designed by large consumer electronics OEMs.

PC

In the PC market, our products face competition from a number of sources. We offer a number of HDMI and DVI solutions to the PC market and we compete against several companies such as AMD, Analog Devices, Broadcom, Chrontel, Conexant, Genesis, MRT, National Semiconductor, nVidia, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine. In addition, Intel and other competitors have announced plans to integrate HDMI into their PC chips sets. Our HDMI products may also face competition from DisplayPort, which is a new digital display interface standard being put forth by the Video Electronics Standards Association (VESA) that defines a digital audio/video interconnect intended to be used primarily between a computer and its display monitor, or a computer and a home-theater system. Several other companies have announced that they expect to introduce products based on the DisplayPort standard including AMD, Genesis and nVidia.

Storage

Our SATA products compete with similar products from Atmel, J-Micron, Marvell Technology, Promise Technology, Silicon Integrated Systems and VIA Technologies. In addition, other companies, such as APT, Intel and LSI Logic, have developed, or announced intentions to develop, SATA products. We also compete against AMD, Intel, nVidia, Silicon Integrated Systems, VIA Technologies and other motherboard chip-set makers, which have intentions, or have announced intentions to integrate SATA functionality into their chipsets.

Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. In particular, well-established semiconductor companies such as Analog Devices, Intel, National Semiconductor and Texas Instruments and consumer electronics manufacturers, such as Hitachi, Matsushita, Sony, Thomson and Toshiba, may compete against us in the future. We cannot assure that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business.

Employees

As of December 31, 2007, we had a total of 635 employees, including 265 located outside of the United States. In January 2007 we purchased sci-worx GmbH, now Silicon Image, GmbH and as a result of the acquisition, we added approximately 172 employees. None of our employees are represented by a collective bargaining agreement, except, as is customary, our employees in Germany are represented by a work council. We have never experienced any work stoppages. We consider our relations with our employees to be good. If we are unable to hire and retain qualified personnel, our business will be seriously harmed. We depend on the continued service of our key technical, sales and senior management personnel and our ability to attract and retain additional qualified personnel.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is set forth below. You should carefully consider the following risk factors, together with all other information contained or incorporated by reference in this filing, before you decide to purchase shares of our common stock. These factors could cause our future results to differ materially from those expressed in or implied by forward-looking statements made by us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment.

Our annual and quarterly operating results may fluctuate significantly and are difficult to predict.

Our annual and quarterly operating results are likely to vary significantly in the future based on a number of factors over which we have little or no control. These factors include, but are not limited to:

•	the growth, evolution and rate of adoption of industry standards for our key markets, including consumer electronics, digital-ready PCs and displays and storage devices and systems;

•	the fact that our licensing revenue is heavily dependent on a few key licensing transactions being completed for any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected and our concentrated dependence on a few licensees in any period for substantial portions of our expected licensing revenue and profits;

•	the fact that our licensing revenue has been uneven and unpredictable over time and is expected to continue to be uneven and unpredictable for the foreseeable future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter;

•	competitive pressures, such as the ability of competitors to successfully introduce products that are more cost-effective or that offer greater functionality than our products, including integration into their products of functionality offered by our products, the prices set by competitors for their products and the potential for alliances, combinations, mergers and acquisitions among our competitors;

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations regarding the timing and extent to which digital content must be made available to consumers;

•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components; and

•	the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.

Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our future annual and quarterly operating results are highly dependent upon how well we manage our business.

Our annual and quarterly operating results may fluctuate based on how well we manage our business. Some of these factors include the following:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels and manage other matters necessary to enter new market segments;

•	our ability to successfully manage our business in multiple markets such as CE, PC and storage, which may involve additional research and development, marketing or other costs and expenses;

•	our ability to enter into licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;

•	our ability to engineer customer solutions that adhere to industry standards in a timely and cost-effective manner;

•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;

•	our ability to manage joint ventures and projects, design services and our supply chain partners;

•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;

•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;

•	the success of the distribution and partner channels through which we choose to sell our products and

•	our ability to manage expenses and inventory levels; and

•	our ability to successfully maintain certain structural and various compliance activities in support of our global structure which in the long run, will result in certain operational benefits as well as achieve an overall lower tax rate.

If we fail to effectively manage our business, this could adversely affect our results of operations.

Our business may be significantly impacted by a downturn in the economy

Our CE product revenue, which comprised of approximately 63.7%, 56.9% and 51.2% of total revenue in 2007, 2006 and 2005 respectively, is dependant on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. If the US economy or other economies around the world move into recession, we expect that the demand for overall consumer electronics will be adversely affected and therefore, demand for our CE, PC and storage products and our operating results will be adversely affected as well.

The licensing component of our business strategy increases business risk and volatility.

Part of our business strategy is to license intellectual property (IP) or sell “virtual products” through agreements with companies for whereby companies incorporate our IP into their respective technologies that address markets in which we do not want to directly participate. There can be no assurance that additional companies will be interested in purchasing these virtual products on commercially favorable terms or at all. We also cannot ensure that companies who purchase our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. The virtual product agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin content, the sales of these virtual products can have a disproportionate impact on gross profit and profitability. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from these transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

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

Our products face competition from companies selling similar discrete products and from companies selling products such as chipsets with integrated functionality. Our competitors include semiconductor companies that focus on the CE, display or storage markets, as well as major diversified semiconductor companies and we expect that new competitors will enter our markets. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, including solutions that integrate the functionality of our products into their solutions. In addition, current or potential OEM customers may have internal semiconductor capabilities and may develop their own solutions for use in their products rather than purchasing them from companies such as us. Some of our competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and as a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, Intel, National Semiconductor and Texas Instruments and CE manufacturers, such as Hitachi, Matsushita, Philips, Sony, Thomson and Toshiba, may compete against us in the future. Some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

We operate in rapidly evolving markets, which makes it difficult to evaluate our future prospects.

The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and standards. As we adjust to evolving customer requirements and technological advances, we may be required to further reposition our existing offerings and to introduce new products and services. We may not be successful in developing and marketing such new offerings, or we may experience difficulties that could delay or prevent the development and marketing of such new offerings. Moreover, new standards that compete with DVI and HDMI have been and in the future may be introduced from time to time, which could impact our success. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

Our success depends on demand for our new products.

Our future growth and success depends on our ability to develop and bring to market on a timely basis new products, such as our HDTV input processors and MHL products, which we have recently introduced into the market. There can be no assurance that we will be successful in developing and marketing new products. Moreover, there is no assurance that our new products will achieve the desired level of market acceptance in the anticipated timeframes or that any such new products will contribute significantly to our revenue. Our new products face significant competition from established companies that have been selling competitive products for longer periods of time than we have.

Demand for our HDMI based products is dependent on continued adoption and widespread implementation of the HDMI specification.

Our success in the HDMI market is largely dependent upon the continued adoption and widespread implementation of the HDMI specification. Demand for our products may be inhibited by unanticipated unfavorable changes in or new regulations that delay or impede the transition to digital broadcast technologies in the U.S. or abroad. Demand for our consumer electronics products may also be inhibited in the event of negative consumer experience with HDMI technology as more consumers put it into service. Transmission of audio and video from “player devices” (such as a DVD player or set-top box) to intermediary devices (such as an audio-video receiver (AVR)) to displays (such as an HDTV) over HDMI with HDCP represents a combination of new technologies working in concert. Complexities with these technologies, the interactions between content protection technologies and HDMI with HDCP and the variability in HDMI implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Also, the user experience associated with audiovisual transmissions over HDMI with HDCP is unproven and users may reject products incorporating these technologies or they may require more customer support than expected. Delays or difficulties in integration of these technologies into products or failure of products incorporating this technology to achieve market acceptance could have an adverse effect on our business. In addition, we believe that the rate of HDMI adoption may be affected by changes in FCC rules and European Information Communications and Consumer Electronics Technology Industry Associations (EICTA) and Cable & Satellite Broadcasting Association of Asia (CASBAA) recommendations described below.

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

The HDMI founders decided to reduce the annual license fee payable by HDMI adopters from $15,000 to $10,000 per year effective on November 1, 2006 for all adopters after that date in order to encourage more widespread adoption of HDMI. The annual fees collected by our subsidiary HDMI Licensing, LLC are recognized as revenues by us. Accordingly, if there are not sufficient new adopters of HDMI to offset the reduction in the annual license fee payable per adopter, our revenues will be negatively impacted. In addition, during 2007, at a founders meeting, the founders decided to share the HDMI adopter’s royalty revenues among the various founders. The company no longer receives 100% of the HDMI adopter royalty revenues.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ product offerings are not commercially successful.

Our products are generally incorporated into our customers’ products at the design stage. As a result, we rely on equipment manufacturers to select our products to be designed into their products. Without these “design wins,” it is very difficult to sell our products. We often incur significant expenditures on the development of a new product without any assurance that an equipment manufacturer will select our product for design into its own product. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may be our competitors and, accordingly, may not supply this information to us on a timely basis, if at all. Once an equipment manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if an equipment manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful or that we will receive any revenue from that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers generally can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ equipment incorporating our products will ever be commercially successful.

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

While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that if we are not able to recover and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

Our customer may not purchase anticipated levels of products, which can result in increased inventory levels

We generally do not obtain firm, long-term purchase commitments from our customers and, in order to accommodate the requirements of certain customers, we may from time to time build inventory that is specific to that customer in advance of receiving firm purchase orders. The short-term nature of our customers’ commitments and the rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. Should the customer’s needs shift so that they no longer require such inventory, we may be left with excessive inventories, which could adversely affect our operating results.

We depend on a few key customers and the loss of any of them could significantly reduce our revenue.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2007, shipments to Innotech Corporation, generated 15.6% of our revenue, shipments to Microtek Corporation, generated 14.2% of our revenue and shipments to World Peace Industrial, generated 13.6% of our revenue. For the year ended December 31, 2006, shipments to Microtek Corporation, generated 16.3% of our revenue, shipments to Innotech Corporation, generated 15.7% of our revenue and shipments to World Peace Industrial, generated 11.6% of our revenue. In addition, an end-customer may buy through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

•	one or more of our customers, including distributors, becomes insolvent or goes out of business;

•	one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or

•	one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

While our participation in multiple markets, has broadened our customer base, as product mix fluctuates from quarter to quarter, we may become more dependent on a small number of customers or a single customer for a significant portion of our revenue in a particular quarter, the loss of which could adversely affect our operating results.

We sell our products through distributors, which limits our direct interaction with our customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 49.5% of our revenue for the year ended December 31, 2007, 50.2% of our revenue for the year ended December 31, 2006 and 51.7% of our revenue for the year ended December 31, 2005. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

•	manage a more complex supply chain;

•	monitor and manage the level of inventory of our products at each distributor;

•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

•	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and the majority of which are not publicly traded.

Since we have limited ability to forecast inventory levels at our end customers, it is possible that there may be significant build-up of inventories in the distributor channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. This could adversely impact our revenues and profits.

Any failure to manage these challenges could disrupt or reduce sales of our products and unfavorably impact our financial results.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner because the process of developing high-speed semiconductor products is complex and costly.

The development of new products is highly complex and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new products and will continue to introduce new products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•	accurate prediction of market requirements and the establishment of market standards and the evolution of existing standards, including enhancements or modifications to existing standards such as HDMI, HDCP, DVI, SATA I and SATA II;

•	identification of customer needs where we can apply our innovation and skills to create new standards or areas for product differentiation that improve our overall competitiveness either in an existing market or in a new market;

•	development of advanced technologies and capabilities and new products that satisfy customer requirements;

•	competitors’ and customers’ integration of the functionality of our products into their products, which puts pressure on us to continue to develop and introduce new products with new functionality;

•	timely completion and introduction of new product designs;

•	management of product life cycles;

•	use of leading-edge foundry processes, when use of such processes are required and achievement of high manufacturing yields and low cost testing;

•	market acceptance of new products; and

•	market acceptance of new architectures such as our input processors.

Accomplishing all of this is extremely challenging, time-consuming and expensive and there is no assurance that we will succeed. Product development delays may result from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource constraints, the inability to license third-party technology or other factors. Competitors and customers may integrate the functionality of our products into their own products, thereby reducing demand for our products. If we are not able to develop and introduce our products successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results. In addition, it is possible that we may experience delays in generating revenue from these products or that we may never generate revenue from these products. We must work with a semiconductor foundry and with potential customers to complete new product development and to validate manufacturing methods and processes to support volume production and potential re-work. Each of these steps may involve unanticipated difficulties, which could delay product introduction and reduce market acceptance of the product. In addition, these difficulties and the increasing complexity of our products may result in the introduction of products that contain defects or that do not perform as expected, which would harm our relationships with customers and our ability to achieve market acceptance of our new products. There can be no assurance that we will be able to achieve design wins for our planned new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields, or that any design wins will produce any revenue. Failure to develop and introduce new products, successfully and in a timely manner, may adversely affect our results of operations.

There are risks to our global strategy

In 2006, we commenced the implementation of our global strategy. As of December 31, 2007, the global strategy is fully operational. We continue to believe that with our global structure, we will in the long run, realize certain operational benefits from this global strategy as well as achieve an overall lower tax rate. The effectiveness of the strategy requires, in addition to on-going and increasing profitability, management to maintain certain structural and various compliance activities in support of the structure. Should management fail to adhere to the various compliance requirements or fail to maintain supportive processes, the ability to realize the expected benefits may be jeopardized which may adversely affect our business, operating results or financial condition.

We have made acquisitions in the past and may make acquisitions in the future, if advisable and these acquisitions involve numerous risks.

Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. Acquisitions of companies or intangible assets is a strategy we may use to develop new products and enter new markets. In January 2007, we completed the acquisition of sci-worx, now Silicon Image, GmbH. We may acquire additional companies or technologies in the future. Acquisitions involve numerous risks, including, but not limited to, the following:

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

We acquired sci-worx, now Silicon Image, GmbH, a limited liability company based in Germany, in January 2007. In addition to the acquisition-related risks described in the risk factor above, this acquisition exposes us to complexities of operating in Germany, a country in which we had not previously had significant operations and whose regulatory framework with which we have only recently become familiar and of difficulties in managing and integrating approximately 172 employees based in Germany. In addition, the technologies acquired from sci-worx may require significant additional development before they can be marketed and may not generate sufficient revenue to offset expenses associated with the acquisition. Any of these problems or factors with respect to this acquisition could adversely affect our business, financial condition or results of operations.

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

In addition, our semiconductor products are assembled and tested by several independent subcontractors. We do not have a long-term supply agreement with all of our subcontractors and instead obtain production services on a purchase order basis. Our outside sub-contractors have no obligation to supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries, assembly and test facilities and our sub-contractors may reallocate capacity to other customers even during periods of high demand for our products. These foundries may allocate or move production of our products to different foundries under their control, even in different locations, which may be time consuming, costly and difficult, have an adverse affect on quality, yields and costs and require us and/or our customers to re-qualify the products, which could open up design wins to competition and result in the loss of design wins and design-ins. If our subcontractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business will be substantially harmed. As a result, we would have to identify and qualify substitute contractors, which would be time-consuming, costly and difficult. This qualification process may also require significant effort by our customers and may lead to re-qualification of parts, opening up design wins to competition and loss of design wins and design-ins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the years ended December 31, 2007, 2006 and 2005, approximately 79.8%, 78.6% and 74.3% of our revenue, respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

We rely on a combination of patent, copyright, trademark, mask work and trade secret laws, as well as nondisclosure agreements and other methods, to protect our proprietary technologies. We have been issued patents and have a number of pending patent applications. However, we cannot assure you that any patents will be issued as a result of any applications or, if issued, that any claims allowed will protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. It may be possible for a third-party, including our licensees, to misappropriate our copyrighted material or trademarks. It is possible that existing or future patents may be challenged, invalidated or circumvented and effective patent, copyright, trademark and trade secret protection may be unavailable or limited in foreign countries. It may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive and the outcome often is not predictable. As a result, despite our efforts and expenses, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business. In addition, practicality also limits our assertion of intellectual property rights. Patent litigation is expensive and its results are often unpredictable. Assertion of intellectual property rights often results in counterclaims for perceived violations of the defendant’s intellectual property rights and/or antitrust claims. Certain parties after receipt of an assertion of infringement will cut off all commercial relationships with the party making the assertion, thus making assertions against suppliers, customers and key business partners risky. If we forgo making such claims, we may run the risk of creating legal and equitable defenses for an infringer.

Our participation in working groups for the development and promotion of industry standards in our target markets, including the Digital Visual Interface and HDMI specifications, requires us to license some of our intellectual property for free or under specified terms and conditions, which may make it easier for others to compete with us in such markets.

A key element of our business strategy includes participation in working groups to establish industry standards in our target markets, promote and enhance specifications and develop and market products based on such specifications and future enhancements. We are a promoter of the Digital Display Working Group (DDWG), which published and promotes the DVI specification and a founder in the working group that develops and promotes the HDMI specification. In connection with our participation in such working groups:

•	we must license for free specific elements of our intellectual property to others for use in implementing the DVI specification; and we may license additional intellectual property for free as the DDWG promotes enhancements to the DVI specification and ,

•	we must license specific elements of our intellectual property to others for use in implementing the HDMI specification and we may license additional intellectual property as the HDMI founders group promotes enhancements to the HDMI specification.

Accordingly, certain companies that implement the DVI and HDMI specifications in their products can use specific elements of our intellectual property to compete with us, in certain cases for free. Although in the case of the HDMI specification, there are annual fees and royalties associated with the adopters’ agreements, there can be no assurance that such annual fees and royalties will adequately compensate us for having to license our intellectual property. Fees and royalties received during the early years of adoption of HDMI will be used to cover costs we incur to promote the HDMI standard and to develop and perform interoperability tests; in addition, after an initial period during which we received all of the royalties associated with HDMI adopters’ agreements, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification. We no longer receive 100% of these royalties.

We intend to promote and continue to be involved and actively participate in other standard setting initiatives. Accordingly, we may license additional elements of our intellectual property to others for use in implementing, developing, promoting or adopting standards in our target markets, in certain circumstances at little or no cost. This may make it easier for others to compete with us in such markets. In addition, even if we receive license fees and/or royalties in connection with the licensing of our intellectual property, there can be no assurance that such license fees and/or royalties will adequately compensate us for having to license our intellectual property.

Our success depends in part on our relationships with Sunplus and other strategic partners.

We have entered into and expect to continue to enter into, strategic partnerships with third parties. In February 2007, we entered into a licensing agreement with Sunplus Technology, which grants us the rights to use and further develop advanced intellectual property (IP) technology. We believe that the IP licensed under this agreement will enhance our ability to develop DTV technology and other consumer product offerings. but the success of the arrangement depends upon our successful integration of the operations of the former sci-worx, which will be critical to our ability to develop products based on the licensed IP. The success of this strategic relationship also depends upon the continued market acceptance of our HDTV and consumer products. There is no assurance that we will be successful in integrating the operations of sci-worx or in developing successful products based on the Sunplus technology. While our relationship with Sunplus and other strategic partners are designed to drive revenue growth and adoption of our technologies and industry standards promulgated by us and also reduce our research and development expenses, there is no guarantee that these strategic partnerships will be successful. Negotiating and performing under these strategic partnerships involves significant time and expense; we may not realize anticipated increases in revenue, standards adoption or cost savings; and these strategic partnerships may make it easier for the third parties to compete with us; any of which may have a negative effect our business and results of operations.

Our success depends on managing our relationship with Intel.

Intel has a dominant role in many of the markets in which we compete, such as PCs and storage and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:

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

Our cooperation and competition with Intel can lead to positive benefits, if managed effectively. If our relationship with Intel is not managed effectively, it could seriously harm our business, negatively affect our revenue and increase our operating expenses.

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

We may become engaged in additional intellectual property litigation that could be time-consuming, may be expensive to prosecute or defend and could adversely affect our ability to sell our product.

In recent years, there has been significant litigation in the United States and in other jurisdictions involving patents and other intellectual property rights. This litigation is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In addition, in recent years, there has been an increase in the filing of so-called “nuisance suits,” alleging infringement of intellectual property rights. These claims may be asserted as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit. In addition, as is common in the semiconductor industry, from time to time we have been notified that we may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. As each claim is evaluated, we may consider the desirability of entering into settlement or licensing agreements. No assurance can be given that settlements will occur or that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay damages or royalties to a third-party and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

We may also initiate litigation against third parties in order to protect our intellectual property rights. On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets and unlawful, unfair and fraudulent business practices.

The lawsuit alleges that Analogix, without authorization and in violation of our intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to our proprietary and confidential information, illegally copied and modified the Company’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use the Company’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope and in violation of, the rights granted under, our software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we sought an injunction barring Analogix from misappropriation of Silicon Image’s trade secrets. Our motion for an injunction was denied. On June 18, 2007, Analogix filed a counterclaim alleging that we breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within the Company. A trial date has been set for April 21, 2008. This and other litigation initiated by us may be expensive and time-consuming and may divert our resources and the attention of our executives.

Any potential intellectual property litigation against us or in which we become involved could also force us to do one or more of the following:

•	stop selling products or using technology that contains the allegedly infringing intellectual property;

•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

•	attempt to redesign products that contain the allegedly infringing intellectual property.

If we take any of these actions, we may be unable to manufacture and sell our products. We may be exposed to liability for monetary damages, the extent of which would be very difficult to accurately predict. In addition, we may be exposed to customer claims, for potential indemnity obligations and to customer dissatisfaction and a discontinuance of purchases of our products while the litigation is pending. Any of these consequences could substantially harm our business and results of operations.

We have entered into and may again be required to enter into, patent or other intellectual property cross-licenses.

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

We must attract and retain qualified personnel to be successful and competition for qualified personnel is increasing in our market.

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

Competition for qualified personnel is particularly intense in our industry and in our location. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees. Replacing departing executive officers and key employees can involve organizational disruption and uncertain timing.

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

We had a material weakness in internal control over financial reporting in 2005 which was remediated in 2006. We cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on, our internal control over financial reporting.

Our management concluded that there was a material weakness, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, in our internal control over financial reporting as of December 31, 2005. Management believes this material weakness was remediated as of December 31, 2006.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. In addition, we may reassess the implementation or testing of certain of our current controls as a result of the recent release of Public Company Accounting Oversight Board Auditing Standard No. 5, which may lead to modifications in such controls. These modifications could affect the overall effectiveness or evaluation of the control system in the future by us or our independent registered public accounting firm. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have experienced transitions in our management team, our board of directors and our independent registered public accounting firm in the past and may continue to do so in the future.

We have experienced a number of transitions with respect to our board of directors, executive officers and our independent registered public accounting firm in recent quarters, including the following:

•	In January 2005, Steve Laub (who replaced David Lee in November 2004) resigned from the positions of chief executive officer and president and from the board of directors, Steve Tirado was appointed as chief executive officer and president and to the board as well and Chris Paisley was appointed chairman of the board of directors.

•	In February 2005, Jaime Garcia-Meza was appointed as vice president of our storage business.

•	In April 2005, Robert C. Gargus retired from the position of chief financial officer and Darrel Slack was appointed as his successor.

•	In April 2005, four of our then independent outside directors, David Courtney (chairman of the audit committee), Keith McAuliffe, Chris Paisley (chairman of the board) and Richard Sanquini, resigned from our board of directors and board committees.

•	In April 2005, Darrel Slack, our then chief financial officer, was elected to our board of directors.

•	In May 2005, Masood Jabbar and Peter Hanelt were elected to our board of directors.

•	In June 2005, David Lee did not stand for re-election as a director at our annual meeting of stockholders and accordingly, Dr. Lee resigned from our board of directors.

•	In June 2005, PricewaterhouseCoopers LLP resigned as our independent registered public accounting firm. In July 2005, we appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

•	In August 2005, Darrel Slack began a personal leave of absence.

•	In August 2005, Dale Brown resigned from the positions of chief accounting officer and corporate controller.

•	In August 2005, Robert Freeman was appointed as interim chief financial officer and chief accounting officer.

•	In September 2005, Darrel Slack resigned from the position of chief financial officer and from our board of directors and the board of directors of HDMI Licensing, LLC, our wholly-owned subsidiary.

•	In October 2005, William George was elected to our board of directors.

•	In October 2005, Robert Bagheri resigned from the position of executive vice president of operations.

•	In October 2005, John LeMoncheck, then vice president, consumer electronics and PC/display, left Silicon Image.

•	In October 2005, John Shin was appointed as interim vice president, consumer electronics and PC/display businesses and served in that position until February 2006. Mr. Shin serves as vice president of engineering and has held that position since October 2003.

•	In November 2005, Robert Freeman’s position changed from interim chief financial officer to chief financial officer.

•	In December 2005, William Raduchel was elected to our board of directors.

•	In January 2006, Dale Zimmerman was appointed as our vice president of worldwide marketing.

•	In February 2006, John Hodge was elected to our board of directors.

•	In September 2006, Patrick Reutens resigned from the position of chief legal officer.

•	In January 2007, Edward Lopez was appointed as our chief legal officer.

•	In February 2007, David Hodges advised our board of directors that he decided to retire and he did not stand for reelection to our board of directors when his term expired at our 2007 Annual Meeting of Stockholders.

•	In April 2007, Robert R. Freeman, announced his intention to retire from his position as Chief Financial Officer.

•	In April 2007, Rob Valiton resigned from his position as vice president of worldwide sales and Sal Cobar was appointed as his successor.

•	In July 2007, Paul Dal Santo was appointed as Chief Operating Officer.

•	In October 2007, Robert Freeman resigned from his position as chief financial officer and Harold Covert was appointed as his successor.

Such past and future transitions may continue to result in disruptions in our operations and require additional costs.

We have been and may continue to become the target of securities class action suits and derivative suits which could result in substantial costs and divert management attention and resources.

Securities class action suits and derivative suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. On December 7, 2001, we and certain of our officers and directors were named as defendants along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The class certification is not expected to be resolved until after April 2008. On November 13, 2007 defendants in the six focus cases field a motion to dismiss the complaint for failure to state a claim, which the court has yet to rule on.

We and certain of our officers have also been named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors violated securities laws and made alleged misstatements of material facts. For more information, please see Part I, Item 3 of this report. Uncertainties inherent in litigation prevent us from predicting the outcome of this litigation and while it remains pending it may divert management attention, cause us to incur unanticipated expenses and consume other resources.

Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in areas susceptible to natural disasters.

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes.TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced

Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the years ended December 31, 2007, 2006 and 2005 customers and distributors located in Japan generated 35.3%, 35.0% and 21.7%,of our revenue respectively and customers and distributors located in Taiwan generated 16.7%, 20.3% and 25.2% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

Terrorist attacks or war could lead to economic instability and adversely affect our operations, results of operations and stock price.

The United States has taken and continues to take, military action against terrorism and currently has troops in Iraq and in Afghanistan. In addition, the current nuclear arms crises in North Korea and Iran could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEM’s products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

Changes in environmental rules and regulations could increase our costs and reduce our revenue.

Several jurisdictions have implemented rules that would require that certain products, including semiconductors, be made “green” which means that the products need to be lead free and be free of certain banned substances. All of our products are available to customers in a green format. While we believe that we are generally in compliance with existing regulations, such environmental regulations are subject to change and the jurisdictions may impose additional regulations which could require us to incur costs to develop replacement products. These changes will require us to incur cost or may take time or may not always be economically or technically feasible, or may require disposal of non-compliant inventory. In addition, any requirement to dispose or abate previously sold products would require us to incur the costs of setting up and implementing such a program.

Provisions of our charter documents and Delaware law could prevent or delay a change in control and may reduce the market price of our common stock.

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

Our principal operating facility, consisting of approximately 143,569 square feet of space in Sunnyvale, California, is leased through July 31, 2011. We have approximately 28,648 square feet of space in Irvine, California, which is leased through November 30, 2008. We also have approximately 5,603 square feet of space in Hanover, Germany, and 8,613 square feet in Shanghai, China which is leased through April 30, 2008. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations.

We also lease facilities for our in China, Japan, Korea, Taiwan, United Kingdom, Netherlands and Turkey. We believe that our existing properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

On December 7, 2001, we and certain of our officers and directors were named as defendants along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The class certification is not expected to be resolved until after April 2008. On November 13, 2007 defendants in the six focus cases field a motion to dismiss the complaint for failure to state a claim, which the court has yet to rule on.

On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that our board of directors prosecute a claim against the underwriters of the Company’s initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. The suit names us as a nominal defendant, contains no claims against us and seeks no relief from us.

In January 2005, we and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado and Robert Gargus.” Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that the Company and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Final judgment was entered in favor of defendants on September 25, 2007. On October 19, 2007, plaintiffs filed notice of appeal of the court’s final judgment to the United States Court of Appeals for the Ninth Circuit. Appellants’ opening brief is currently due on or before February 28, 2008 and our answer is due on or before April 14, 2008.

On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of our intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to our proprietary and confidential information, illegally copied and modified the Company’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use the Company’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope and in violation of, the rights granted under, our software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we sought an injunction barring Analogix from misappropriation of Silicon Image’s trade secrets. Our motion for an injunction was denied. On June 18, 2007, Analogix filed a counterclaim alleging that we breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within the Company. A trial date has been set for April 21, 2008.

On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. We cooperated with the SEC in this matter. On January 18, 2006, the SEC announced that it filed a civil complaint (Case No. CV 06-0256 DSF, C.D. Cal.) for insider trading against Deog Kyoon Jeong, a co-founder and consultant to the Company and that it was also entering into a consent judgment with Mr. Jeong. The SEC stated that Mr. Jeong had agreed to pay a civil penalty of $56,000 and to disgorge profits of $56,000, without admitting or denying the allegations in the SEC complaint. We are not aware of any further actions taken by the SEC in this matter. We intend to continue to fully cooperate with the SEC in the event that any further actions are necessary.

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

We intend to defend such matters vigorously and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

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

Our common shares have been traded on the NASDAQ Stock Market since our initial public offering on October 6, 1999. Our common shares trade under the symbol “SIMG”. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low

2007
Fourth Quarter	$6.72	$4.29
Third Quarter	8.70	4.86
Second Quarter	9.31	7.86
First Quarter	13.55	8.13
2006
Fourth Quarter	$14.52	$10.96
Third Quarter	12.99	8.64
Second Quarter	12.17	8.21
First Quarter	11.87	9.45

As January 31, 2008, we had approximately 100 holders of record of our common stock and the closing price of our common stock was $4.42. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends.

In February 2007, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $100.0 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. As of December 31, 2007, we had repurchased a total of 5.0 million shares at a total cost of $38.1 million. On February 12, 2008, we entered into a variable term accelerated stock repurchase agreement (ASR) with Credit Suisse International, under which we will purchase shares of common stock from Credit Suisse for an aggregate purchase price of approximately $62.0 million, which we paid on February 19, 2008. The term of the ASR is expected to be completed by June 30, 2008, subject to Credit Suisse’s right to accelerate the completion to a date after May 8, 2008.

Also on February 7, 2008, the Company’s Board of Directors has also authorized an additional $100 million stock repurchase program, over a period of three years, to commence following completion of the ASR. Purchases under this program may be increased, decreased or discontinued at any time without prior notice. In addition please see Note 8 to our consolidated financial statements included in Item 15(a) of this report.

In December 2005, we repurchased 143,350 shares of restricted stock at an aggregate price of $573 from a former employee. These shares were originally issued in connection with our acquisition of Transwarp Networks, Inc. in April 2003.

For Securities authorized for issuance under equity compensation plans please See Note 5 to our consolidated financial statements included in Item 15(a) of this report.

Item 6.	Selected Financial Data

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except employees and per share data)

Statements of Operations Data:
Revenue(4)	$320,503	$294,958	$212,399	$173,159	$103,525
Cost of revenue(1)(4)	140,443	121,247	83,105	68,614	47,192

Gross margin	180,060	173,711	129,294	104,545	56,333
% of revenue	56.2%	58.9%	60.9%	60.4%	54.4%
Research and development(2)	$77,994	$63,598	$44,860	$61,459	$43,386
% of revenue	24.3%	21.6%	21.1%	35.5%	41.9%
Selling, general and administrative(3)	$70,340	$67,597	$31,438	$42,183	$20,943
% of revenue	21.9%	22.9%	14.8%	24.4%	20.2%
Income (loss) from operations(4)	$28,155	$47,252	$51,572	$(961)	$(17,719)
Net income (loss)(4)	$19,001	$42,465	$49,549	$(324)	$(12,810)
Net income (loss) per share:
Basic(4)	$0.22	$0.51	$0.63	$0.00	$(0.18)
Diluted(4)	$0.22	$0.49	$0.59	$0.00	$(0.18)
Weighted average shares — basic	85,557	82,787	79,254	75,081	69,412
Weighted average shares — diluted	87,388	86,791	83,957	75,081	69,412
Consolidated Balance Sheet and
Other Data as of Year End:
Cash and cash equivalents	$137,822	$81,921	$77,877	$23,280	$17,934
Short-term investments	$111,889	$168,724	$73,685	$70,240	$19,320
Working capital	223,688	262,080	152,204	97,107	37,674
Total assets	412,948	380,231	233,021	154,908	87,742
Other long-term liabilities	13,910	538	6,867	—	—
Total stockholders’ equity	313,847	305,222	176,546	122,079	62,393
Regular full-time employees	635	442	384	337	250

(1) Includes stock-based compensation expense (benefit)	$1,597	$2,427	$(1,383)	$2,777	$583
(2) Includes stock-based compensation expense (benefit)	8,411	11,108	(3,851)	16,647	6,863
(3) Includes stock-based compensation expense (benefit)	9,442	13,696	(3,297)	13,359	2,542

(4)	Revenue for 2007 includes approximately $6.7 million of product revenue and cost of revenue includes approximately $2.6 million related to distributor sales for the month of December 2007. Historically, the Company had deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company was able to eliminate this delay beginning with the fourth quarter of 2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December 2007. This one-time effect of the inclusion of an additional month of revenue for fiscal year 2007 is an increase to net income by approximately $2.6 million and an increase to net income per share, basic and diluted, by approximately $0.03

Effective January 1, 2006, we adopted SFAS 123R “Share-Based Payment”. Stock-based compensation expense (benefit) for years prior to 2006 was calculated based on provisions of APB 25 “Accounting for Stock Issued to Employees”.

The results of operations for fiscal year 2007 includes the full year operations of sci-worx GmbH, now Silicon Image, GmbH in the Consolidated Financial Statements. See Note 10 to our consolidated financial statements included in Item 15(a) of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Headquartered in Sunnyvale, California., we are a leader in semiconductors for the secure storage, distribution and presentation of high-definition content. We are dedicated to the promotion of technologies, standards and products that facilitate the movement of digital content between and among digital devices across the consumer electronics (CE), personal computer (PC) and storage spaces. We have shipped more than 140 million HDMI compliant chips to date. We are the leading provider of semiconductor intellectual property solutions for high-definition multimedia and data storage applications.

Silicon Image’s HDMI products have been selected by many of the world’s leading CE companies. Our products have driven the transition to industry-leading HDMI products with features including Deep Colortm and lossless HD audio.

In the PC market, we continue to be a leader in the DVI market. The growth of digital TVs with HDMI inputs provides a source of demand for our PC products as consumers increasingly seek to connect their PCs to their DTVs to play games, watch high-definition DVDs and view photos. Because HDMI is backwards compatible with the DVI standard, HDMI-enabled PCs can also connect directly to the enormous installed base of PC monitors with DVI inputs.

We believe the consumer trend of increasingly purchasing and downloading content (e.g. music, TV programs and movies) from the internet will create a growing awareness and need for low-cost, simple, secure and reliable storage. In 2007, we released our second-generation storage processors compatible with SATA, external SATA (eSATA) and Universal Serial Bus (USB) hosts.

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

We completed two important transactions in 2007 that enhance our ability to offer higher levels of integration and greater price/performance value to our customers. We entered into a cross-license agreement with Sunplus Technology Company, Ltd. for advanced IP to use in DTV semiconductor products, which we believe will offer us greater opportunities to develop semiconductor solutions for the home and mobile device environment. The license agreement provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. As of December 31, 2007, we had paid approximately $18.8 million towards the $40.0 million obligation. In addition, while we are still validating the technology received from Sunplus, we began to integrate a portion of this technology into a new product development project. As a result, we began to amortize the $39.6 million in the fourth quarter of 2007. In addition, our acquisition of sci-worx GmbH (sci-worx), now Silicon Image, Germany provides us a combination of additional advanced IP and a highly skilled pool of engineers who will help leverage our research and development efforts into new products. We acquired sci-worx GmbH for a net cash consideration of $13.8 million. During 2007, the Company completed the integration of the sci-worx engineers and began utilizing this resource to drive development of existing and newly created product development projects. We believe that the intellectual property licensed from Sunplus, along with the engineering talent and intellectual property acquired in the sci-worx transaction, will enhance our ability to continue to develop a broader array of product offerings.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the accounting policies discussed in our notes to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue recognition

The Company’s revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104). We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue from products sold directly to end-users, or to distributors that do not receive price concessions and rights of return, is generally recognized when title and risk of loss has passed to the buyer which typically occurs upon shipment. Reserves for sales returns are estimated based primarily on historical experience and are provided at the time of shipment.

For products sold to distributors with agreements allowing for price concessions and product returns, we recognize revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of such distributor sell-through is based on point of sales reports received from our distributors. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is earned when the distributor sells the product to an end-user, at which time our sales price to the distributor becomes fixed. Pursuant to our distributor agreements, older or end-of-life products are sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met. Revenue for 2007 includes approximately $6.7 million of product revenue and cost of revenue includes approximately $2.6 million related to distributor sales for the month of December 2007. Historically, the Company had deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company was able to eliminate this delay beginning with the fourth quarter of 2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December 2007. This one-time effect of the inclusion of an additional month of revenue for fiscal year 2007 is an increase to net income by approximately $2.6 million and an increase to net income per share, basic and diluted, by approximately $0.03

At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor and record the gross margin in “deferred margin on sale to distributors”, a component of current liabilities in our consolidated balance sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sale to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of our distributors’ resale are priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the Deferred margin on the sale to distributor that will be remitted back to the distributors. We reduce deferred margin by anticipated or determinable future price concessions.

We derive revenue from license of our internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with our licensees is classified as development, licensing and royalties. Our license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements we follow the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the provisions of SAB No. 104.

The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements generally include (a) license fees relating to our IP (b) maintenance and support, typically for one year; and (c) royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. Further, objective and reliable evidence of fair value exists for maintenance and support. Accordingly, license fees and maintenance and support fees are each treated as separate units of accounting.

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

For contracts related to licenses of our technology that involve significant modification, customization or engineering services we recognize revenue in accordance the provisions of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenues derived from such license contracts are accounted for using the percentage-of-completion method. We determine progress to completion based on input measures using labor-hours incurred by our engineers. The amount of revenue recognized is based on the total contract fees and the percentage of completion achieved. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. If there is significant uncertainty about customer acceptance, or the time to complete the development or the deliverables by either party, we consider applying completed contract method. If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, we recognize the revenue and record an unbilled receivable assuming collectability is reasonably assured. Amounts invoiced to our customers in excess of recognizable revenues are recorded as deferred revenues.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (SFAS No. 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-

based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize stock-based compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards. For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R), we followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3 “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.”

Cash Equivalents and Short-Term Investments

We account for our investments in debt and equity securities under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

The longer the duration of our investment securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale.

The classification of our investments into cash equivalents and short term investments is in accordance with Statement of Financial Accounting Standard No. 95 (SFAS No. 95) Statement of Cash Flows. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Short-term investments consist of taxable commercial paper, United States government agency obligations, corporate/municipal notes and bonds with high-credit quality and money market preferred stock. These securities have maturities greater than three months from the date of purchase.

We believe all of the financial instruments’ recorded values approximate current fair values because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments.

Allowance for Doubtful Accounts

We review collectability of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency. Delinquent account balances are written-off after management has determined that the likelihood of collection is remote. Write-offs to date have not been material. Increase in the allowance in 2007 as compared to 2006 is primarily due to the inclusion of allowance on receivables due to the purchase accounting of sci-worx, now Silicon Image GmbH. While we endeavor to accurately estimate the allowance, we may record unanticipated write-offs in the future.

Inventories

We record inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for variances between standard and actual. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products and allocable indirect costs. We record differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statement of income in order to state the inventories at actual costs on a FIFO basis. Standard costs are evaluated at least annually.

Provisions are recorded for excess and obsolete inventory and are estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are written down to zero and the related provision is recorded as a cost of revenue. Once a provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product.

Long-lived assets

Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

For certain long-lived assets, primarily fixed assets and identifiable intangible assets, we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we compare the carrying amount of long-lived assets to our projection of future undiscounted cash flows, attributable to such assets. In the event that the carrying amount exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying amount over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult and requires the use of significant judgment.

We assign the following useful lives to our fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $9.5 million, $7.1 million and $6.1 million, for the years ended December 31, 2007, 2006 and 2005.

Goodwill and intangible assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has determined based on the criteria of SFAS 142 that we have one reporting unit for this purpose. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing our market capitalization as of the date of the impairment testing to the carry amount of equity. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, SFAS 142 requires purchased other intangible assets to be amortized over their useful lives unless these lives are determined to be indefinite. Significant assumptions are inherent and highly subjective in this process. However, there can be no assurance that we will not incur impairment losses for goodwill and other intangible assets in the future, which could adversely affect our earnings.

Advertising and Research and Development

Advertising and research and development costs are expensed as incurred. Advertising expenses were insignificant in 2007, 2006 and 2005. It is the company’s policy to record a reduction to research and development expense for funding received from outside parties for research and development projects. During the year ended December 31, 2007, such funding was immaterial. During the year ended December 31, 2006, the Company recorded a reduction to research and development expense totaling approximately $1.0 million related to funding received from outside parties for one engineering project. During the year ended December 31, 2005, the Company recorded a reduction to research and development expense totaling approximately $1.8 million related to funding received from outside parties for three engineering projects. Such funding was provided irrespective of the results of the projects.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

Deferred tax assets

We account for deferred tax assets in accordance with the Statement of Financial Accounting Standard No. 109 (SFAS No. 109), Accounting for Income Taxes. In the first quarter of 2007, we adopted the Financial Accounting Standards Board (FASB) FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income taxes we use an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. In general, a valuation allowance is established to reduce deferred tax assets to their estimated realizable value, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for valuation allowances.

At December 31, 2007, we had gross deferred tax assets, related primarily to stock-based compensation, accruals and reserves that are not currently deductible and tax credit carry forwards of $24.0 million. At December 31, 2006 our gross deferred tax assets of $23.4 million consisted primarily of tax credit carryforwards and stock-based compensation not currently deductible for tax purposes. Prior to 2006, we had provided a valuation allowance against 100% of our net deferred tax assets. In 2006, we determined that our net deferred tax assets as of December 31, 2006 were more likely than not to be realized. Therefore, in 2006, we released the remaining valuation allowance of approximately $52.3 million that had reduced the carrying value of our deferred tax assets as of December 31, 2005. Approximately $14.3 million of the valuation allowance release related to prior years windfall tax benefits on employee stock transactions that were included in the deferred tax asset for net operating loss carryforwards as of December 31, 2005. This portion of the valuation allowance release was recorded as a direct increase to additional paid-in capital instead of a reduction to the tax provision.

Accrued liabilities

Certain of our accrued liabilities are based largely on estimates. Our estimates are based on historical experience, input from sources outside the Company and other relevant facts and circumstances.

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

Accumulated other comprehensive income (loss)

Accumulated other comprehensive loss of $150,000 as of December 31, 2007, was comprised of net unrealized gains on available-for-sale securities of $45,000 and foreign currency translation adjustments of $105,000. Accumulated other comprehensive loss of ($159,000) as of December 31, 2006, was comprised of net unrealized losses on available-for-sale securities of ($156,000) and foreign currency translation adjustments of ($3,000).

Commitments, Contingencies and Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 57.7%, 57.3% and 53.5% of our revenue in 2007, 2006 and 2005, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEM’s rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. In 2007, 49.5% of our revenue was generated through distributors, compared to 50.2% in 2006 and 51.7% in 2005. Microtek comprised 14.2%, 16.3% and 10.6% of our revenue in 2007, 2006 and 2005, respectively. Innotech Corporation, comprised 15.6%, 15.7% and 9.0% of our revenue in 2007, 2006 and 2005 respectively. World Peace Inc., comprised 13.6%, 11.6% and 17.2% of our revenue in 2007, 2006 and 2005 respectively. Our licensing revenue is not generated through distributors and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales (including licensing) to customers in Asia, including distributors, generated 71.7%, 72.2% and 74% of our revenue in 2007, 2006 and 2005, respectively. The reason for our geographical concentration in Asia is that most of our products are incorporated into flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars.

Recent accounting pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement also requires expanded disclosures on the inputs used to measure fair value and for recurring fair value measurements using unobservable inputs, which affects the earnings for the period. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. We are currently evaluating the impact of adopting this Statement but do not expect that it will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this Statement but do not expect that it will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS 141(R) and SFAS 160 will have on our consolidated financial statements.

Annual Results of Operations

Revenue by product line was as follows (in thousands):

	2007	Change	2006	Change	2005
	(Dollars in thousands)

Consumer electronics	$204,077	21.6%	$167,877	54.4%	$108,712
Personal computer	40,441	(18.1)%	49,399	0.4%	49,212
Storage	25,182	(23.9)%	33,098	(8.1)%	35,999

Total product revenue	$269,700	7.7%	$250,374	29.1%	$193,923

Percentage of total revenue	84.1%		84.9%		91.3%
Development, licensing and royalties	$50,803	13.9%	$44,584	141.3%	$18,476
Percentage of total revenue	15.9%		15.1%		8.7%

Total revenue	$320,503	8.7%	$294,958	38.9%	$212,399

Revenue (including development, licensing and royalty revenues (collectively, “licensing revenue”), by product line)

	2007	Change	2006	Change	2005
	(Dollars in thousands)

Consumer Electronics	$241,047	23.8%	$194,721	64.2%	$118,578
Personal Computer	46,925	(20.1)%	58,761	16.4%	50,484
Storage Products	32,531	(21.6)%	41,476	(4.3)%	43,337

Total revenue	$320,503	8.7%	$294,958	38.9%	$212,399

Total revenue for 2007 was $320.5 million and represented a sequential growth of 8.7% over 2006 and 50.9% over 2005. Revenue for 2007 includes approximately $6.7 million of product revenue and cost of revenue includes approximately $2.6 million related to distributor sales for the month of December 2007. Historically, the Company had deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company was able to eliminate this delay beginning with the fourth quarter of 2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December 2007. The increase in product revenue in 2007 as compared to 2006 and 2005 was primarily driven by increased unit shipments, recognition of distributor revenue for December 2007, partially offset by declines in average selling prices (ASP) across all product categories. We currently expect average selling prices to continue to decline for all of our product categories in the first quarter of 2008. Additionally, we expect 2008 to be a product transition year. As part of this transition we currently expect to sample and subsequently announce a number of design wins throughout 2008. We expect volume shipments for the new products to start occurring in the first half of 2009. Accordingly, we expect our total revenue to decline in 2008.

Total revenue for 2006 was $295.0 million and represented a sequential growth of 38.9% over 2005 driven by increased sales, of our CE products. The increase in the CE product revenue relative to 2005 was due primarily to strong sales volumes of HDMI receivers and transmitters. The increase in PC product revenue was driven primarily by PC transmitters that incorporate our DVI technology and our intelligent panel controllers, which are key components in LCD displays, partially offset by modest erosion in the average selling prices of products. Revenue from our DVI products are expected to decline in the future as DVI technology is replaced by HDMI and DisplayPort. The decrease in storage product revenue was due to the trend of declining sales of our legacy storage systems products, which are being phased out of customer applications, partially offset by contributions from our new SATA and SteelVine products. We have experienced erosion of average selling prices for all of our product categories.

Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of the intellectual property we license includes a field of use restriction that prevents the licensee from building a chip in direct competition with those market segments we have chosen to pursue. Revenue from development for licensees, licensing and royalties accounted for 15.9%, 15.1% and 8.7% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in licensing revenues in 2007 as compared to 2006 is primarily due to recognition of $4.9 million of revenue for the delivery of the IP technology sold, which represented the $5.0 million license amount less $0.1 million for the fair value of support and maintenance which we are required to provide to Sunplus for one year. We completed the delivery of IP technology sold to Sunplus under the license agreement and received final acceptance. The increase in 2006 was primarily due to recognition of $11.8 million of royalty revenues related to the settlement agreement with Genesis Microchip in the fourth quarter of 2006 and the recognition of revenue for certain development projects that were previously deferred. Licensing contracts are complex and the recognition of related revenue depends upon many factors that require significant judgments including completion of milestones, allocation of values to delivered items and customer acceptances.

Revenues from products sold into the CE market have been increasing as a percentage of our total revenues and generated 63.7%, 56.9% and 51.2% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. If we include licensing revenues, these percentages would be 75.2%, 66.0% and 55.8% for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in the CE product revenue in 2007 was due primarily to strong sales volumes of HDMI 1.3 receivers and transmitters partially offset by decrease in ASPs. Our HDMI 1.3 chips are targeted towards the DTV, AV receiver, Blu Ray recorders, HD DVD, DVD, game console and mobile markets. We believe that as the market acceptance of the HDMI 1.3 standard continues to grow and with our anticipated new product offerings in 2008 are introduced sales of our CE products will contribute a significant percentage of our CE revenues.

Product revenues from the PC market have declined in 2007 as compared to 2006 and 2005 and generated 12.6% of our revenue in 2007, 16.7% of our revenue in 2006 and 23.2% of our revenues in 2005. If we include licensing revenues, these percentages would be 14.6%, 19.9% and 23.8% for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in PC revenues as compared to 2006 and 2005 is primarily due to lower shipments coupled with declines in ASPs of our HDMI and DVI products. The decrease in ASP in the PC business is due to the competitive nature of the PC business. We expect the PC revenues in absolute dollars to decline in 2008 as compared to 2007.

The slight increase in PC revenue for 2006 as compared to 2005 is primarily as a result of DVI sales increasing in 2006 due to the peaking of the adoption of the standard. While 2006 revenues grew in absolute dollars, our 2006 PC product revenues were negatively affected by battery recalls by major computer manufacturers as well as the late launch of Windows Vista operating system. Licensing revenues included in our revenues from the PC market increased substantially in 2006 due to the recognition of royalty revenues related to the settlement agreement with Genesis Microchip.

Products sold into the storage market, as a percentage of our total revenues, generated 7.9%, 11.2% and 16.9% of our revenue for the years ended December 31, 2007, 2006 and 2005, respectively. If we include storage related licensing revenues, these percentages were 10.1%, 14.1% and 20.4%, for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in storage revenues is due primarily to the integration of SATA into PC chipsets obviating the need for our SATA controllers in all but the highest value PC motherboards. The decline in storage revenue from 2006 to 2007 is primarily due to declining sales in SATA controllers partially offset by an increase in storage processor products. Demand for our storage products is dependent upon market acceptance of our SteelVine architecture and the extent to which SATA is integrated into chipsets and controllers offered by other companies, which would make our discrete devices unnecessary.

COST OF REVENUE AND GROSS MARGIN

	2007	Change	2006	Change	2005
	(Dollars in thousands)

Cost of revenue(1)	$140,443	15.8%	$121,247	45.9%	$83,105
Total gross margin	$180,060	3.7%	$173,711	34.4%	$129,294
Gross margin as a percentage of total revenue	56.2%		58.9%		60.9%
(1) Includes stock-based compensation expense (benefit)	$1,597		$2,427		$(1,383)

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as related overhead costs. Gross margin (revenue minus cost of revenue), as a percentage of revenue was 56.2%, 58.9% and 60.9% for 2007, 2006 and 2005, respectively. The increase in cost of revenue in 2007 as compared to 2006 and 2005 is primarily due to increased unit volume associated with increased sales partially offset by manufacturing cost reductions and cost of sales associated with licensing revenue that has not increased proportionately to licensing sales. Cost of revenue for 2007 includes approximately $2.6 million related to $6.7 million of product revenue recognized from distributor sales for the month of December. Historically, we have deferred the recognition of sell-through revenue and the related costs from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, we have been able to eliminate this delay beginning with the fourth quarter of 2007, resulting in the fourth quarter and the fiscal year 2007 cost of revenues to increase. This increase in cost of revenue was partially offset by reduced manufacturing costs by lower negotiated vendor expenses as well as increased use of company owned testers.

Decrease in gross margins in 2007 as compared to 2006 and 2005 is primarily due to increased competition in all business lines reflected in decline in ASPs erosion partially offset by increase in units sold. In 2008, we expect continued competitive pressures which may continue to reduce our ASPs. However, we plan to mitigate this ASP erosion through manufacturing cost reductions and anticipated new product launches with expected higher margins.

The decrease in gross margin from 2005 to 2006 was primarily due to the recognition of stock-based compensation expense of $2.4 million under FAS 123R “Share-Based Payment” as compared to the stock compensation benefit of $1.4 million recorded in 2005 under APB 25 “Accounting for Stock Issued to Employees”, erosion in the average selling prices of our products as a result of increased competition and to a lesser extent by higher overhead expenses as a result of increase in headcount and related compensation.

OPERATING EXPENSES

Research and Development	2007	Change	2006	Change	2005
	(Dollars in thousands)

Research and development(1)	$77,994	22.6%	$63,598	41.8%	$44,860
Percentage of total revenue	24.3%		21.6%		21.1%
(1) Includes stock-based compensation expense (benefit)	8,411		11,108		(3,851)

Research and development (R&D).  R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense, including stock-based compensation expense, was $78.0 million, or 24.3% of revenue for 2007 compared to $63.6 million, or 21.6% of revenue for 2006 and $44.9 million, or 21.1% of revenue for 2005. The increase in R&D expenses in 2007 was primarily due to the expansion of our R&D operations through the sci-worx acquisition and the establishment of a new China R&D facility in the third quarter of 2006. This expansion resulted in an increase in salaries, software and equipment and tape out costs. The increase in R&D costs was partially offset by decrease in stock-based compensation expense from 2006. We expect R&D expenses in absolute dollars (excluding stock-based compensation) to be relatively flat in 2008.

The increase in R&D expenses in 2006 as compared to 2005 was primarily due to an increased headcount, performance bonus incentives and implementation of FAS 123R “Share-Based Payment” resulting in a recognition of stock-based compensation expense of $11.1 million as compared to the net stock compensation benefit of $3.9 million recorded in 2005 under APB 25 “Accounting for Stock Issued to Employees”. In addition, the increase also reflected increased use of consultants and the number of R&D projects and lower credit to expense from engineering projects funded by outside parties.

Selling, General and Administrative	2007	Change	2006	Change	2005
	(Dollars in thousands)

Selling, general and administrative(2)	$70,340	4.1%	$67,597	115.0%	$31,438
Percentage of total revenue	21.9%		22.9%		14.8%
(2) Includes stock-based compensation expense (benefit)	9,442		13,696		(3,297)

Selling, general and administrative(SG&A).  SG&A expense consists primarily of employee compensation and benefits, sales commissions and marketing and promotional expenses including stock-based compensation expense. SG&A expense was $70.3 million or 21.9% of revenue in 2007 as compared to $67.6 million, or 22.9% of revenue for 2006 and $31.4 million, or 14.8% of revenue for 2005. The increase is primarily due to higher compensation expense, lower allocation of general and administrative costs to other functional lines, increase in consulting fees as a result of our global strategy, increase in litigation and patent related expenses and increase in facilities related expenses. These increases were partially offset by a decrease in the stock-based compensation expense in 2007. We expect SG&A expenses in absolute dollars (excluding stock-based compensation) to be relatively flat in 2008.

The increase in SG&A expense in 2006 as compared to 2005, was primarily due to the recognition of stock-based compensation expense of $13.7 million under FAS 123R “Share-Based Payment” as compared to the stock compensation benefit of $3.3 million recorded in 2005 under APB 25 “Accounting for Stock Issued to Employees” and to a lesser extent by an increase in headcount and performance incentives in the form of bonuses to employees.

Amortization of Intangible Assets	2007	Change	2006	Change	2005
	(Dollars in thousands)

Amortization of intangible assets	$3,549	598.6%	$508	(53.7)%	$1,098
Percentage of total revenue	1.1%		0.2%		0.5%

Amortization of intangible assets.  Increase in amortization of intangible assets for 2007 as compared to 2006 and 2005 is primarily due to the increase in amortization as a result of capitalization of intangibles acquired from Sunplus and intangibles from our sci-worx acquisition during 2007. The amortization of intangibles for fiscal 2006 and 2005 was related to the intangibles acquired as part of the Transwarp acquisition in 2003 which was completely amortized in the first quarter of fiscal year 2007. See Note 1 to our consolidated financial statements for the future amortization schedule for the above referenced intangibles.

Patent Assertion Costs (Reimbursement), Net	2007	Change	2006	Change	2005
	(Dollars in thousands)

Patent assertion costs (reimbursement), net	$22	(100.4)%	$(5,244)	(1708.6)%	$326
Percentage of total revenue	0.0%		(1.8)%		0.2%

Patent assertion costs (reimbursement), net.  The reimbursement of patent assertion costs in the amount of $5.4 million recorded in 2006 as a contra expense, relates to the reimbursement of litigation expenses incurred in connection with the Genesis litigation. The reimbursement of $5.4 million had been offset by $143,000 in patent assertion costs incurred in 2006.

Interest Income and Other, Net	2007	Change	2006	Change	2005
	(Dollars in thousands)

Interest income and other, net	$11,397	23.8%	$9,205	169.9%	$3,410
Percentage of total revenue	3.6%		3.1%		1.6%

Interest income.  The increase in interest income for each year was attributable primarily to the increased cash, cash equivalents and short-term investments.

Other expenses, net.  Net other income (expenses) were $51,000, ($233,000) and ($195,000) for 2007, 2006 and 2005, respectively.

Provision for Income Taxes	2007	Change	2006	Change	2005
	(Dollars in thousands)

Provision for income taxes	$20,551	46.9%	$13,992	107.9%	$6,730
Percentage of total revenue	6.4%		4.7%		3.2%

Provision for Income Taxes.  For the year ended December 31, 2007, we recorded income tax expense of $20.6 million, compared to $14.0 million in 2006 and $6.7 million in 2005. Our effective income tax rate was 52% in 2007. In 2007, the difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to the following three items: (1) $3.1 million of tax benefits related to tax credits generated during 2007, (2) $2.8 million of additional tax charges associated with the certain foreign income and withholding taxes and (3) $5.1 million of additional tax charges related to foreign unbenefited losses associated with the implementation of our global business structure. The tax charges related to unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. The new global strategy is designed to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits.

For the year ended December 31, 2006, we recorded income tax expense of $14.0 million, compared to $6.7 million in 2005. Our effective income tax rate was 25% in 2006. In 2006, the difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to the following three items: (1) $18.5 million of federal loss carryforwards utilized, inclusive of $14.3 million related to excess stock option tax benefits for which the reduction of the related valuation allowance was recorded to additional paid-in capital, (2) $24.8 million associated with the impact of the release of our remaining valuation allowance inclusive of certain current year changes in the deferred tax asset to which the valuation allowance relates and (3) $22.8 million of tax charges related to unbenefited foreign losses in connection with the ongoing implementation of a new global strategy. The tax charges related to unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. The fiscal year 2005 tax expense of $6.7 million was due primarily to a $5.4 million non-cash charge associated with stock option exercises, while the remaining $1.3 million was primarily for taxes in certain foreign jurisdictions and U.S. alternative minimum tax.

Liquidity and Capital Resources

	2007	Change	2006	Change	2005
	(Dollars in thousands)

Cash and cash equivalents	$137,822	$55,901	$81,921	$4,044	$77,877
Short-term investments	111,889	(56,835)	168,724	95,039	73,685

Total cash, cash equivalents and short-term investment	$249,711	$(934)	$250,645	$99,083	$151,562
Percentage of total assets	60.5%		65.9%		65.0%
Total current assets	$308,879	$(27,672)	$336,551	$134,739	$201,812
Total current liabilities	(85,191)	(10,720)	(74,471)	(24,863)	(49,608)

Working capital	$223,688	$(38,392)	$262,080	$109,876	$152,204

Cash provided by (used in) operating activities	$67,143	$21,140	$46,003	$(9,617)	$55,620
Cash provided by (used in) investing activities	11,816	112,463	(100,647)	(88,458)	(12,189)
Cash provided by (used in) financing activities	(23,172)	(81,841)	58,669	47,503	11,166
Effect of exchange rate changes on cash & cash equivalents	114	95	19	19	—

Net increase in cash and cash equivalents	$55,901	$51,857	$4,044	$(50,553)	$54,597

Our principal source of liquidity is cash provided by operations and exercise of stock options. At December 31, 2007, we had $223.7 million of working capital and $249.7 million of cash, cash equivalents and short-term investments. In February 2008, we entered into an accelerated stock repurchase program to repurchase common stock for an aggregate of approximately $62.0 million as part of a previously announced $100 million stock repurchase program authorized in February 2007. Additionally, our Board of Directors has authorized a new stock repurchase program for the repurchase, in the open market from time to time as business conditions warrant, of up to $100 million of the company’s common stock over a three-year period commencing upon the completion of the aforementioned accelerated stock repurchase program. We believe that our current cash, cash equivalents and short-term investment balances together with income derived from sales of our products and licensing will be sufficient to meet our liquidity requirements in the foreseeable future.

Operating Activities

Operating activities provided $67.1 million of cash during 2007 primarily due to cash generated by operations. The cash generated from working capital consisted primarily of strong cash collections on our accounts receivables, cash generated by inventory management and accounts payable partially offset by cash used in prepaid accounts, accrued expenses and deferred revenue.

Net accounts receivable decreased to $21.3 million in 2007 from $40.0 million in 2006 reflecting the timing of invoicing and strong cash collections during the fourth quarter of 2007. We do not expect the decline in accounts receivable to continue in 2008. Inventories decreased to $20.2 million at December 31, 2007 from $28.3 million at December 31, 2006. This decrease is attributable primarily to increased sales and better inventory management including allowing our distributors to use up the existing inventory that was built up in 2006. Our inventory turns increased to 7.1 at December 31, 2007 from 4.7 at December 31, 2006. Inventory turns are computed on an annualized basis, using the most recent quarter results and are a measure of the number of times inventory is replenished during the year. Deferred revenue, which includes deferred intellectual property license revenue that is being recognized on a percentage of completion basis, decreased $1.4 million in 2007 as compared to 2006. This decrease is primarily related to the invoicing under the terms of the agreement and the recognition of revenue for which contracts exist. Deferred margin on sales to distributors increased $8.7 million in 2007 as compared to 2006, primarily due to the improved business processes which resulted in the company being able to eliminate the previously existing delay in recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter. Other current liabilities including accounts payable and accrued liabilities, increased to $54.9 million from $52.0 million attributable primarily with the volume of our business, the timing of vendor payments, the payments on accruals for inventory related items and miscellaneous other items.

Operating activities provided $46.0 million in 2006. Net accounts receivable increased to $39.9 million or 32.5% in 2006 reflecting increased revenue and the timing of sales. Inventories increased to $28.3 million at December 31, 2006 from $17.1 million at December 31, 2005. The increase is attributable primarily to increased sales, to a buildup of inventories of certain new products in advance of sales and to production levels of certain products that exceeded sales levels in late 2006. Our inventory turns decreased to 4.7 at December 31, 2006 from 6.0 at December 31, 2005. Deferred revenue decreased $3.0 million or 36.4% in 2006, which is primarily related to the timing and recognition of revenue for which contracts exist. Deferred margin on sales to distributors increased to $17.7 million or 28.6% in 2006 as a result of overall increased shipments to distributors. Other current liabilities including accounts payable and accrued liabilities, increased to $51.5 million or 88.5% attributable primarily with the volume of our business, the timing of vendor payments, the accrual for income taxes of $12.7 million and the accrual for inventory related items and other items of $6.1 million.

Operating activities provided $55.6 million of cash during 2005. Increases in accounts receivable, inventories, accounts payable, accrued liabilities, deferred license revenue and deferred margin on sales to distributors and decreases in prepaid assets and other current assets used $2.4 million in cash.

Investing Activities

Net cash provided by investing activities during 2007 consisted primarily of sale of investments of $137.1 million which was used to fund the purchase of sci-worx for $13.8 million, net of cash acquired, the acquisition of Sunplus IP for $40.0 million of which $18.8 million was paid in 2007 and purchases of property, plant and equipment of $13.4 million. Cash used in investing activities in 2006 and 2005 consisted primarily of purchases of short-term investments (net of proceeds from sales and maturities of investments) of $94.0 million and $8.2 million, respectively and purchases of property and equipment of $13.5 million and $6.2 million, respectively. Our investments are in U.S. government notes and bonds, corporate notes and bonds, commercial paper and asset backed securities. We are not a capital-intensive business. Our purchases of property and equipment in 2007, 2006 and 2005 related mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

Net cash used in financing activities in 2007 consisted primarily of repurchases of common stock of $38.1 million partially offset by proceeds from stock options exercises and purchases under our employee stock purchase program (ESPP) of $12.9 million. Net cash flows provided by financing activities in 2006 and 2005 consisted primarily of proceeds from stock options exercises and ESPP purchases of $35.1 million and $11.4 million, respectively.

Cash requirements and commitments

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases and any strategic acquisitions.

Specifically, we expect our cash requirements in 2008 to include the following:

•	Commitments — We have approximately $43.2 million in commitments for fiscal years including and beyond 2008 as disclosed in the contractual obligations table below.

•	We paid approximately $62.0 million in February 2008, to repurchase common stock, under an accelerated stock repurchase program, as part of a previously announced $100 million stock repurchase program authorized in February 2007. Additionally, our Board of Directors has authorized a new stock repurchase program for the repurchase, in the open market from time to time as business conditions warrant, of up to $100 million of the company’s common stock over a three-year period commencing upon the completion of the aforementioned accelerated stock repurchase program.

Debt and Lease Obligations

In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility. In June 2004, the lease terms were amended and we leased approximately 28,000 square feet of additional space (for a total leased area of approximately 109,803 square feet). In May 2006, we entered into an amendment to the operating lease agreement. The amendment expanded the leased premises to include approximately 34,000 square feet of space in an adjacent building. The lease expiration was extended to July 2011 and the monthly rental payments are $146,237 with annual increases of 3% thereafter.

In June 2001, in connection with our acquisition of CMD, we acquired the lease of an operating facility in Irvine, California. Effective December 2005, the original lease was terminated and we entered into a new non-cancelable operating lease agreement through November 2008. Under the terms of the new agreement, base monthly rental lease payments of $42,000 are required and increases annually 3% thereafter.

We also lease office space in China, Germany, Japan, Korea, Taiwan, Turkey and United Kingdom.

Rent expense totaled $3.8 million, $2.6 million and $1.7 million in 2007, 2006 and 2005, respectively. Future minimum lease payments under operating leases have not been reduced by expected sublease rental income or by the amount of our restructuring accrual that relates to leased facilities.

Future minimum payments for our software license commitments, operating leases, inventory and other purchase commitments at December 31, 2007 are as follows (in thousands):

	Payments Due In
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Software license commitments	$29,482	$21,763	$7,719	$—	$—
Operating lease obligations	9,456	3,754	4,568	1,134	—
Inventory purchase commitments	4,238	4,238	—	—	—

Total	$43,176	$29,755	$12,287	$1,134	$—

The amounts above exclude liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 3, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

Long-term liquidity

Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next twelve months. We expect to continue to invest in property and equipment in the ordinary course of business. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenue, investments in inventory, property, plant and equipment and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. While, we believe that our current cash, cash equivalents and short-term investment balances together with income derived from sales of our products and licensing will be sufficient to meet our liquidity requirements in the foreseeable future, to the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available when we need them, or if available, we may not be able to obtain them on terms favorable to us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of December 31, 2007, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $249.7 million. A sensitivity analysis was performed on our investment portfolio as of December 31, 2007. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%

$171,000	$343,000	$515,000

As of December 31, 2006, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $250.6 million. These securities are subject to interest rate fluctuations. The following represents the potential decrease to the value of our fixed income securities given a negative shift in the yield curve used in our sensitivity analysis.

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

We perform on-going credit evaluations of our customers’ financial condition and may require collateral, such as letters of credit, to secure accounts receivable if deemed necessary. We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectability.

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, British Pound, the South Korean Won, Taiwan Dollar and the Chinese Yuan. The effect of an immediate 10% change in foreign currency exchange rates may impact our future operating results or cash flows as any such increases in our currency exchange rate may result in increased wafer, packaging, assembly or testing costs as well as ongoing operating activities in our foreign operations. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As of December 31, 2007, cash held in foreign countries was approximately $1.3 million.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Management excluded from its assessment the internal control over financial reporting at Silicon Image, GmbH, which was acquired on January 2, 2007 and whose financial statements constitute 3.6% and 3.3% of net and total assets, respectively, and 3.0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Silicon Image, GmbH, which was acquired on January 2, 2007 and whose financial statements constitute 3.6% and 3.3% of net and total assets, respectively, and 3.0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Silicon Image, GmbH. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109, effective January 1, 2007, and the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
February 27, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form:

1. Financial Statements:

2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits.

The exhibits listed in the Index to Exhibits are incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K.

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$137,822	$81,921
Short-term investments	111,889	168,724
Accounts receivable, net of allowances for doubtful accounts of $1,565 on December 31, 2007 and $235 on December 31, 2006	21,254	39,931
Inventory	20,198	28,287
Prepaid expenses and other current assets	13,732	4,895
Deferred income taxes	3,984	12,793

Total current assets	308,879	336,551

Property and equipment, net	24,191	18,431
Goodwill	19,210	13,021
Intangible assets, net	39,269	78
Deferred income taxes, non-current	19,978	10,580
Other assets	1,421	1,570

Total assets	$412,948	$380,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,892	$14,187
Accrued and other liabilities	36,996	37,308
Deferred license revenue	3,860	5,264
Deferred margin on sales to distributors	26,443	17,712

Total current liabilities	85,191	74,471
Other long-term liabilities	13,910	538

Total liabilities	99,101	75,009

Commitments and contingencies (Notes 4 and 7)
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 84,313,316 — 2007 and 86,484,628 — 2006	90	87
Additional paid-in capital	418,796	386,258
Treasury stock	(38,096)	—
Accumulated deficit	(67,093)	(80,964)
Accumulated other comprehensive loss	150	(159)

Total stockholders’ equity	313,847	305,222

Total liabilities and stockholders’ equity	$412,948	$380,231

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue:
Product(4)	$269,700	$250,374	$193,923
Development, licensing and royalties	50,803	44,584	18,476

Total revenue	320,503	294,958	212,399
Cost of revenue and operating expenses:
Cost of revenue(1)(4)	140,443	121,247	83,105
Research and development(2)	77,994	63,598	44,860
Selling, general and administrative(3)	70,340	67,597	31,438
Amortization of intangible assets	3,549	508	1,098
Patent assertion costs (reimbursement), net	22	(5,244)	326

Total cost of revenue and operating expenses	292,348	247,706	160,827

Income from operations	28,155	47,252	51,572
Interest income	11,346	9,438	3,605
Other income (expenses), net	51	(233)	(195)
Gain on investment security	—	—	1,297

Income before provision for income taxes	39,552	56,457	56,279
Provision for income taxes	20,551	13,992	6,730

Net income(4)	$19,001	$42,465	$49,549

Net income per share — basic(4)	$0.22	$0.51	$0.63

Net income per share — diluted(4)	$0.22	$0.49	$0.59

Weighted average shares — basic	85,557	82,787	79,254

Weighted average shares — diluted	87,388	86,791	83,957

(1) Includes stock-based compensation expense (benefit)	$1,597	$2,427	$(1,383)
(2) Includes stock-based compensation expense (benefit)	8,411	11,108	(3,851)
(3) Includes stock-based compensation expense (benefit)	9,442	13,696	(3,297)

(4)	Revenue for 2007 includes approximately $6.7 million of product revenue and cost of revenue includes approximately $2.6 million related to distributor sales for the month of December 2007. Historically, the Company had deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company was able to eliminate this delay beginning with the fourth quarter of 2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December 2007. This one-time effect of the inclusion of an additional month of revenue for fiscal year 2007 is an increase to net income by approximately $2.6 million and an increase to net income per share, basic and diluted, by approximately $0.03.

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury	Unearned	Accumulated	Comprehensive
(in thousands)	Shares	Amount	Capital	Stock	Compensation	Deficit	Income (Loss)	Total

Balance at December 31, 2004	78,132	$78	$299,744	—	$(7,632)	$(172,978)	$2,867	$122,079
Net income	—	—	—	—	—	49,549	—	49,549
Foreign currency translation adjustments	—	—	—	—	—	—	(22)	(22)
Unrealized net loss on available-for-sale investments, net of tax	—	—	—	—	—	—	(3,357)	(3,357)

Total comprehensive income	—	—	—	—	—	—	—	46,170
Net issuances of common stock	1,787	2	7,584	—	—	—	—	7,586
Common stock issued for ESPP	716	—	3,840	—	—	—	—	3,840
Restricted common stock repurchased	(143)	—	(1)	—	—	—	—	(1)
Tax benefit from equity based compensation plans	—	—	5,403	—	—	—	—	5,403
Stock-based compensation benefit	—	—	(9,421)	—	890	—	—	(8,531)

Balance at December 31, 2005	80,492	80	307,149		(6,742)	(123,429)	(512)	176,546
Net income						42,465	—	42,465
Unrealized net gain on available-for-sale investments, net of tax	—	—	—	—	—	—	334	334
Foreign currency translation adjustments	—	—	—	—	—	—	19	19

Total comprehensive income	—	—	—	—	—	—	—	42,818
Net issuances of common stock	5,571	6	31,120	—	—	—	—	31,126
Common stock issued for ESPP	421	1	3,916	—	—	—	—	3,917
Elimination of unearned compensation in connection with FAS 123(R) adoption	—	—	(6,742)	—	6,742	—	—	—
Tax benefit from equity based compensation plans	—	—	23,584	—	—	—	—	23,584
Stock-based compensation expense	—	—	27,231	—	—	—	—	27,231

Balance at December 31, 2006	86,484	87	386,258	—	—	(80,964)	(159)	305,222
Net income						19,001	—	19,001
Unrealized net gain on available-for-sale investments, net of tax	—	—	—	—	—	—	204	204
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	105	105

Total comprehensive income	—	—	—	—	—	—	—	19,310
Effect of FIN 48 adoption on retained earnings				—	—	(5,130)		(5,130)
Net issuances of common stock	2,324	2	9,358	—	—	—	—	9,360
Common stock issued for ESPP	505	1	3,548	—	—	—	—	3,549
Tax benefit from equity based compensation plans	—	—	182	—	—	—	—	182
Repurchase of common stock	(5,000)			(38,096)				(38,096)
Stock-based compensation expense	—	—	19,450	—	—	—	—	19,450

Balance at December 31, 2007	84,313	$90	$418,796	$(38,096)	$—	$(67,093)	$150	$313,847

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$19,001	$42,465	$49,549
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,464	7,108	6,108
Provision for doubtful accounts	334	215	194
Stock-based compensation expense (benefit)	19,450	27,231	(8,531)
Amortization of intangible assets	3,549	508	1,098
Amortization/(Accretion) of investment premium/(discount)	(524)	(869)	469
Gain on investment security	—	—	(1,297)
Tax benefit from employee based compensation plans	182	23,584	5,403
Excess tax benefits from employee stock transactions	(2,543)	(23,856)	—
Realized loss on sale of investments	18	82	45
Unrealized loss on derivative transactions	—	41	—
Loss on disposal of property and equipment	1,270	15	148
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	21,430	(10,005)	(10,918)
Inventories	8,280	(11,215)	(3,146)
Prepaid expenses and other assets	(7,999)	(1,824)	(313)
Deferred income taxes	1,195	(23,279)	—
Accounts payable	1,857	(453)	6,539
Accrued liabilities	(14,227)	22,200	307
Deferred revenue	(2,325)	(3,019)	6,156
Deferred patent infringement proceeds	—	(6,867)	—
Deferred margin on sales to distributors	8,731	3,941	3,809

Cash provided by operating activities	67,143	46,003	55,620
Cash flows from investing activities:
Purchases of short-term investments	(79,473)	(240,308)	(94,561)
Proceeds from sales of short-term investments	137,135	146,273	86,349
Proceeds from sale of investment security	—	—	2,171
Purchases of property and equipment	(13,388)	(13,479)	(6,169)
Purchases of intangibles	(18,750)	—	—
Business combination, net of cash acquired	(13,751)	—	—
Proceeds from sale of property and equipment	43	—	21
Release of restriction on cash received in conjunction with resolution of litigation	—	6,867	—

Cash provided by (used in) investing activities	11,816	(100,647)	(12,189)
Cash flows from financing activities:
Proceeds from issuances of common stock	12,909	35,043	11,426
Repayments of debt and capital lease obligations	—	(230)	(259)
Repurchase of restricted stock	—	—	(1)
Payments to acquire treasury stock	(38,096)	—	—
Payments for financing in connection with purchase of software	(528)	—	—
Excess tax benefits from employee stock transactions	2,543	23,856	—

Cash provided by (used in) financing activities	(23,172)	58,669	11,166
Effect of exchange rate changes on cash and cash equivalents	114	19	—

Net increase in cash and cash equivalents	55,901	4,044	54,597
Cash and cash equivalents — beginning of period	81,921	77,877	23,280

Cash and cash equivalents — end of period	$137,822	$81,921	$77,877

Supplemental cash flow information:
Cash payments for interest	$35	$10	$34

Cash payments for taxes	$36,316	$1,316	$946

Unrealized net gain (loss) on available-for-sale securities	$204	$334	$(3,357)

Property and equipment received and accrued	$1,566	$2,462	$227

Intangibles purchased not paid for	$21,250	$420	—

Increase in restricted cash and related long-term liability associated with Genesis litigation	$—	$—	$6,867

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

Basis of presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, investments, allowance for doubtful accounts, inventory valuation, realization of long lived assets, including goodwill and intangibles, income taxes, deferred tax assets, accrued liabilities, guarantees, indemnifications and warranty Liabilities, stock based compensation and legal matters. The consolidated financial statements include the accounts of Silicon Image, Inc. and our subsidiaries after elimination of all inter-company balances and transactions

Revenue recognition

The Company’s revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104). We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue from products sold directly to end-users, or to distributors that do not receive price concessions and rights of return, is generally recognized when title and risk of loss has passed to the buyer which typically occurs upon shipment. Reserves for sales returns are estimated based primarily on historical experience and are provided at the time of shipment.

For products sold to distributors with agreements allowing for price concessions and product returns, we recognize revenue based on our best estimate of when the distributor sold the product to its end customer. Our estimate of such distributor sell-through is based on point of sales reports received from our distributors. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is earned when the distributor sells the product to an end-user, at which time our sales price to the distributor becomes fixed. Pursuant to our distributor agreements, older or end-of-life products are sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met. Revenue for 2007 includes approximately $6.7 million of product revenue and cost of revenue includes approximately $2.6 million related to distributor sales for the month of December 2007. Historically, the Company had deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company was able to eliminate this delay beginning with the fourth quarter of 2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December 2007. This one-time effect of the inclusion of an additional month of revenue for fiscal

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year 2007 is an increase to net income by approximately $2.6 million and an increase to net income per share, basic and diluted, by approximately $0.03.

At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor and record the gross margin in “deferred margin on sale to distributors”, a component of current liabilities in our consolidated balance sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sale to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of our distributors’ resale are priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the Deferred margin on the sale to distributor that will be remitted back to the distributors. We reduce deferred margin by anticipated or determinable future price concessions.

We derive revenue from license of our internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with our licensees is classified as development, licensing and royalties. Our license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements we follow the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the provisions of SAB No. 104.

The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements generally include (a) license fees relating to our IP (b) maintenance and support, typically for one year; and (c) royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without maintenance and support. Further, objective and reliable evidence of fair value exists for maintenance and support. Accordingly, license fees and maintenance and support fees are each treated as separate units of accounting.

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

For contracts related to licenses of our technology that involve significant modification, customization or engineering services we recognize revenue in accordance the provisions of SOP 81-1 “Accounting for Performance

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Construction-Type and Certain Production-Type Contracts”. Revenues derived from such license contracts are accounted for using the percentage-of-completion method. We determine progress to completion based on input measures using labor-hours incurred by our engineers. The amount of revenue recognized is based on the total contract fees and the percentage of completion achieved. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. If there is significant uncertainty about customer acceptance, or the time to complete the development or the deliverables by either party, we consider applying completed contract method. If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, we recognize the revenue and record an unbilled receivable assuming collectability is reasonably assured. Amounts invoiced to our customers in excess of recognizable revenues are recorded as deferred revenues.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, (SFAS No. 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize stock-based compensation expense on a straight-line basis for all share-based payment awards over the respective requisite service period of the awards. For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R), we followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3 “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.”

Cash Equivalents and Short-Term Investments

We account for our investments in debt and equity securities under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We place our investments in

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

The longer the duration of our investment securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale.

The classification of our investments into cash equivalents and short term investments is in accordance with Statement of Financial Accounting Standard No. 95 (SFAS No. 95) Statement of Cash Flows. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Short-term investments consist of taxable commercial paper, United States government agency obligations, corporate/municipal notes and bonds with high-credit quality and money market preferred stock. These securities have maturities greater than three months from the date of purchase.

We believe all of the financial instruments’ recorded values approximate current fair values because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments.

Allowance for Doubtful Accounts

We review collectability of accounts receivable on an on-going basis and provide an allowance for amounts we estimate will not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency. Delinquent account balances are written-off after management has determined that the likelihood of collection is remote. Write-offs to date have not been material. Increase in the allowance in 2007 as compared to 2006 is primarily due to the inclusion of allowance on receivables due to the purchase accounting of sci-worx, now Silicon Image GmbH.

	2007	2006	2005
	(In thousands)

Balance at January 1	$235	$417	$745
Provision for doubtful accounts	1,868	215	194
Write offs/recoveries	(538)	(397)	(522)

Balance at December 31	$1,565	$235	$417

Inventories

We record inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for variances between standard and actual. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products and allocable indirect costs. We record differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statement of income in order to state the inventories at actual costs on a FIFO basis. Standard costs are evaluated at least annually.

Provisions are recorded for excess and obsolete inventory and are estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months forecasted demand are written down to zero and the related provision is recorded as a cost of revenue. Once a

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product.

Long-lived assets

Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

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

We assign the following useful lives to our fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $9.5 million, $7.1 million and $6.1 million, for the years ended December 31, 2007, 2006 and 2005.

Goodwill and intangible assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has determined based on the criteria of SFAS 142 that we have one reporting unit for this purpose. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing our market capitalization as of the date of the impairment testing to the carry amount of equity. The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, SFAS 142 requires purchased other intangible assets to be amortized over their useful lives unless these lives are determined to be indefinite. Significant assumptions are inherent and highly subjective in this process.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets

We account for deferred tax assets in accordance with the Statement of Financial Accounting Standard No. 109 (SFAS No. 109), Accounting for Income Taxes. In the first quarter of 2007, we adopted the Financial Accounting Standards Board (FASB) FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income taxes we use an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. In general, a valuation allowance is established to reduce deferred tax assets to their estimated realizable value, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for valuation allowances.

At December 31, 2007, we had gross deferred tax assets, related primarily to stock-based compensation, accruals and reserves that are not currently deductible and tax credit carry forwards of $24.0 million. At December 31, 2006 our gross deferred tax assets of $23.4 million consisted primarily of tax credit carryforwards and stock-based compensation not currently deductible for tax purposes. Prior to 2006, we had provided a valuation allowance against 100% of our net deferred tax assets. In 2006, we determined that our net deferred tax assets as of December 31, 2006 were more likely than not to be realized. Therefore, in 2006, we released the remaining valuation allowance of approximately $52.3 million that had reduced the carrying value of our deferred tax assets as of December 31, 2005. Approximately $14.3 million of the valuation allowance release related to prior years windfall tax benefits on employee stock transactions that were included in the deferred tax asset for net operating loss carryforwards as of December 31, 2005. This portion of the valuation allowance release was recorded as a direct increase to additional paid-in capital instead of a reduction to the tax provision.

Accrued liabilities

Certain of our accrued liabilities are based largely on estimates. Our estimates are based on historical experience, input from sources outside the Company and other relevant facts and circumstances.

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

	2007	2006	2005
	(In thousands)

Balance at January 1	$60	$382	$351
Provision for warranties issued during the period	21	30	273
Reduction to pre-existing warranties	—	(314)	—
Cash and other settlements made during the period	(19)	(38)	(242)

Balance at December 31	$62	$60	$382

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency

We account for foreign currency transactions in accordance with the Statement of Financial Accounting Standard No. 52 (SFAS No. 52), Foreign Currency Translation. The Company determines the functional currency for parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the exchange rate in effect on the balance sheet date and are included in other comprehensive income. The Company continuously evaluates its foreign currency exposures.

Advertising and Research and Development

Advertising and research and development costs are expensed as incurred. It is the company’s policy to record a reduction to research and development expense for funding received from outside parties for research and development projects. During the year ended December 31, 2007, such funding was immaterial. During the year ended December 31, 2006, the Company recorded a reduction to research and development expense totaling approximately $1.0 million related to funding received from outside parties for one engineering project. During the year ended December 31, 2005, the Company recorded a reduction to research and development expense totaling approximately $1.8 million related to funding received from outside parties for three engineering projects. Such funding was provided irrespective of the results of the projects.

Net income per share

Basic net income per share is based on weighted average common shares outstanding, excluding shares subject to repurchase and diluted net income per share is based on weighted average common shares and dilutive equivalents outstanding, if any. The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net income(1)	$19,001	$42,465	$49,549

Denominator:
Weighted average shares of common stock outstanding	85,557	82,787	79,466
Less: unvested shares of common stock subject to repurchase	—	—	(212)

Weighted average shares — basic	85,557	82,787	79,254

Dilutive common stock options	1,831	4,004	4,491
Unvested shares of common stock subject to repurchase	—	—	212
Weighted average shares — diluted	87,388	86,791	83,957

Net income per share — basic(1)	$0.22	$0.51	$0.63

Net income per share — diluted(1)	$0.22	$0.49	$0.59

(1)	Revenue for 2007 includes approximately $6.7 million of product revenue and cost of revenue of approximately $2.6 million related to distributor sales for the month of December. Historically, the Company has deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company has been able to eliminate this delay beginning with the fourth quarter of

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December. This one time effect of the inclusion of an additional month of revenue for fiscal year 2007 is an increase to net income by approximately $2.6 million and an increase to net income per share, basic and diluted, by approximately $0.03.

The weighted average securities that were anti-dilutive and excluded from our net income per share calculations were approximately 11,315,108, 9,635,575 and 6,488,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

Recent accounting pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement also requires expanded disclosures on the inputs used to measure fair value and for recurring fair value measurements using unobservable inputs, which affects the earnings for the period. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, prospective application of this statement is required as of the beginning of the fiscal year in which it is initially applied. We are currently evaluating the impact of adopting this Statement but do not expect that it will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this Statement but do not expect that it will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that SFAS 141(R) and SFAS 160 will have on our consolidated financial statements.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	CONSOLIDATED BALANCE SHEET COMPONENTS

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2007:

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gain	Loss	Value
	(in thousands)

Classified as current assets:
Cash	$60,657	$—	$—	$60,657
Cash equivalents:
Money market funds	59,732	—	—	59,732
Commercial paper	17,427	7	(1)	17,433

Total cash equivalents	77,159	7	(1)	77,165

Total cash and cash equivalents	137,816	7	(1)	137,822

Short-term investments:
Corporate securities	$73,077	56	(40)	$73,093
Asset-backed securities	30,635	24	(70)	30,589
United States government agencies	6,603	102	—	6,705
Certificate of deposit	1,500	2	—	1,502

Total short-term investments	111,815	184	(110)	111,889

Total cash and cash equivalents and short-term investments	$249,631	$191	$(111)	$249,711

The following table summarizes at December 31, 2007, those securities that have been in an unrealized loss position, the market value and gross unrealized losses on the available-for-sale investments aggregated by type of investment instrument, and the length of time that individual securities have been in a continuous unrealized loss position. All unrealized losses on available-for-sale securities have been in a continuous unrealized loss position for less than 12 months. Available-for-sale securities that were in an unrealized gain position have been excluded from the table (in thousands):

	Less than 12 months
		Gross unrealized
	Market Value	losses
	(In thousands)

Commercial paper	$16,438	(1)
Corporate notes and bonds	14,145	(40)
Asset backed securities	6,761	(70)

	$37,334	$(111)

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For investments in debt securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2007.

	Market value	Amortized cost
	(In thousands)

Contractual maturity
Less than 1 year	$79,969	$80,020
1-5 years	47,851	47,722
5-10 years	—	—
More than 10 years	—	—

Total	$127,820	$127,742

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2006:

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gain	Loss	Value
		(In thousands)

Classified as current assets:
Cash	$30,895	$—	$—	$30,895
Cash equivalents:
Money market funds	51,026	—	—	51,026
Commercial paper	—	—	—	—

Total cash equivalents	51,026	—	—	51,026

Total cash and cash equivalents	81,921	—	—	81,921

Short-term investments:
Corporate notes and bonds	$60,837	16	(199)	$60,654
Asset-backed securities	87,764	8	(60)	87,712
United States government agencies	2,494	1	—	2,495
Mortgage backed securities	17,879	—	(16)	17,863

Total short-term investments	168,974	25	(275)	168,724

Total cash and cash equivalents and short-term investments	$250,895	$25	$(275)	$250,645

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of inventory and property and equipment consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Inventories:
Raw materials	$3,132	$7,908
Work in process	2,719	2,712
Finished goods	14,347	17,667

	$20,198	$28,287

Property and equipment:
Computers and software	$29,950	$22,432
Equipment	28,188	25,836
Furniture and fixtures	4,061	3,068

	62,199	51,336
Less: accumulated depreciation	(38,008)	(32,905)

	$24,191	$18,431

Components of intangible assets were as follows:

		December 31, 2007		December 31, 2006
		Gross		Gross
	Estimated	Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
	(In thousands)

Intangible assets subject to amortization:
Core/Developed technology	24-48 months	$970	$(374)	—	—
Customer relationships	24-48 months	810	(323)	—	—
Contractual backlog	9-12 months	1,360	(1,360)	—	—
Acquired technology-Sunplus	84 months	39,600	(1,414)	—	—
Acquired technology	36-48 months	1,780	$(1,780)	$1,780	$(1,702)
Non-compete agreement	36 months	1,849	(1,849)	1,849	(1,849)

		$46,369	$(7,100)	$3,629	$(3,551)

Intangible assets not subject to amortization:
Goodwill		$19,210		$13,021

As of December 31, 2007, the intangibles include $39.6 million related to the capitalization of intellectual property purchased from Sunplus. This is on account of the fact that while we are still validating the technology received from Sunplus, we began to integrate a portion of this technology into a new product development project. As a result, we began to amortize the $39.6 million in the fourth quarter of 2007.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense for our intangible assets is as follows for the fiscal years ending December 31 (in thousands):

2008	$6,349
2009	5,889
2010	5,802
2011	5,652
2012	5,652
2013	5,652
2014	4,273

$39,269

Amortization of identifiable intangibles, totaled $3.5 million, $508,000 and $1.1 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Based on the annual impairment test performed for 2007 and 2006 in accordance with SFAS No. 142, there was no impairment of goodwill at December 31, 2007 and 2006 which was based on an impairment analysis of our market capitalization.

	December 31,
	2007	2006
	(In thousands)

Accrued liabilities:
Accrued payroll and related expenses	$5,586	$4,921
Accrued legal fees	970	1,022
Warranty accrual	62	60
Bonus accrual	176	8,718
Accrued income taxes	—	12,683
Software and IP commitments	18,034	529
Accrued and other liabilities	12,168	9,375

	$36,996	$37,308

NOTE 3 —	INCOME TAXES

Income (loss) before taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Income (loss) before provision for income taxes:
U.S.	$54,785	$121,577	$55,977
Non U.S.	(15,233)	(65,120)	302

Total income before provision for income taxes	$39,552	$56,457	$56,279

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
Provision for Taxes	2007	2006	2005
	(In thousands)

Current:
Federal	$16,590	$12,130	$701
State	733	205	13
Foreign	2,961	1,352	613

	20,284	13,687	1,327

Deferred:
Federal	358	(14,573)	—
State	158	(8,706)	—
Foreign	(431)	—	—

Total deferred	85	(23,279)	—

Charge in lieu of taxes attributable to employee stock plans	182	23,584	5,403

Total provision for income taxes	$20,551	$13,992	$6,730

Our effective tax rate differs from the federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Tax provision at federal statutory rate	$13,843	$19,760	$19,751
State income taxes	786	644	13
Foreign income and withholding taxes	2,827	1,361	613
U.S. federal losses utilized	—	(18,471)	(19,821)
Changes in valuation allowance related to employee stock transactions	—	14,333	5,403
Foreign unbenefited losses	5,077	22,811	—
Impact of valuation allowance release	—	(24,779)	—
Tax credits	(3,084)	(3,277)	—
Stock-based compensation	954	1,526	—
Alternative minimum taxes	—	—	701
Non-deductible expenses	79	84	70
Other	69	—	—

Tax provision	$20,551	$13,992	$6,730

Included in our 2007 consolidated income tax expense are tax charges of approximately $5.1 million related to the ongoing implementation of a new global business structure. The tax charges related to unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to utilize pre-existing intangibles to better align with customers outside the Americas. The new structure is intended to align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2007	2006

Net operating loss carryforwards	$670	$200
Stock-based compensation	11,135	8,930
Accruals and other reserves	1,704	2,820
Depreciable and amortizable items	3,920	1,818
Tax credits	3,928	6,103
Inventory valuation	—	2,171
Capitalized research and development	792	1,245
Other items not currently deductible	1,813	86

	23,962	23,373
Less: valuation allowance	—	—

Net deferred tax assets	$23,962	$23,373

Reported as:
Deferred income taxes	$3,984	$12,793
Deferred income taxes, non-current	19,978	10,580

Net deferred taxes	$23,962	$23,373

As of December 31, 2007, we had net operating loss carryforwards for foreign tax purposes of approximately $1.7 million that carryforward indefinitely. As of December 31, 2007, we had research credit carryforwards for state purposes of approximately $8.2 million that carry forward indefinitely. In the event we experience a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state and foreign rules, our ability to utilize the losses and credit carryforwards may be limited.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007. As a result of the adoption of FIN 48, we recorded a reduction to opening retained earnings as of January 1, 2007 of approximately $5.1 million related primarily to our measurement of certain tax credits based on the requirements of FIN 48. The $5.1 million reflects an increase of $0.4 million from the amount previously disclosed in the Company’s quarterly financial statements to correct an error in the original computation of the cumulative effect of the adoption of FIN 48. We have historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN 48, we reclassified $5.6 million from current taxes payable to other long term liabilities. In addition, we further increased other long term liabilities by $4.0 million, decreased current deferred tax assets by $2.3 million and increased non-current deferred tax assets by $1.3 million (the amount related to our non-current deferred tax assets has been decreased by $0.4 million from the applicable amounts previously disclosed in the Company’s 2007 quarterly financial statements for the above mentioned correction). As of the adoption date, we had gross tax affected unrecognized tax benefits of approximately $14.4 million of which $11.5 million, if recognized, would affect the effective tax rate. As of December 31, 2007, we had gross tax affected unrecognized tax benefits of $20.7 million of which $8.4 million, if recognized, would affect the effective tax rate. We do not believe there will be any material changes in our unrecognized tax benefits over the next twelve months.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2007

Balance as of January 1	$14,405

Tax Positions related to the current period:
Gross increase	10,775

Gross decrease	—

Tax positions related to prior periods
Gross increase	163

Gross decrease	(4,624)

Settlements	—

Lapse of statute of limitations	—

Balance as of December 31	$20,719

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes and, as of the adoption date, we had accrued interest related to unrecognized tax benefits of approximately $60,000. During the year ended December 31, 2007, we accrued approximately $275,000 of additional interest related to unrecognized tax benefits in the year ended December 31, 2007. We conduct business globally and, as a result, we and our subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. We remain subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. We also remain subject to examination in most foreign jurisdictions for all years since 2002 or the year we began operations in those countries if later. We are not aware of any material income tax examinations in progress at this time.

During 2006, we released the remaining valuation allowance of approximately $52.3 million that reduced the carrying value of our deferred tax assets as of December 31, 2005. In assessing the ability to realize our deferred tax assets, we considered whether it was more likely than not that some portion or all the deferred tax assets will not be realized. We considered historical book income, the scheduled reversal of deferred tax assets and the projected taxable income. Based on this analysis and considering all positive and negative evidence, we determined that the deferred tax assets as of December 31, 2006 were more likely than not to be realized.

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

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	DEBT, LEASE AND OTHER OBLIGATIONS

Future minimum payments for our software license commitments, operating lease obligations, non-cancelable inventory purchase commitments at December 31, 2007 are as follows (in thousands):

	Payments Due In
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Software license commitments	$29,482	$21,763	$7,719	$—	$—
Operating lease obligations	9,456	3,754	4,568	1,134	—
Inventory purchase commitments	4,238	4,238	—	—	—

Total	$43,176	$29,755	$12,287	$1,134	$—

The amounts above exclude liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 3, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

The Company’s objective for holding derivatives is to minimize foreign currency exposure associated with foreign currency denominated transactions. The Company does not enter into derivatives for speculative or trading purposes. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in fair value recorded in other income (expense). As of December 31, 2007, the Company does not hold any derivatives. However, on December 29, 2006, the Company entered into a foreign currency forward contract in connection with the sci-worx acquisition with a notional amount of 11.3 million Euros, or approximately $14.9 million based upon the exchange rate at that date. As of December 31, 2006, the change in fair value of this foreign currency forward contract was immaterial.

NOTE 5 —	STOCKHOLDERS’ EQUITY

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

In June and July 2001, in connection with the CMD and SCL acquisitions, we assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. In April 2004, in connection with the TransWarp acquisition, we assumed all outstanding options and options available for issuance under the TransWarp Stock Option Plan. The terms of these Plans are very similar to those of the 1999 Plan. Our assumption of the CMD, SCL and TransWarp Plans and the outstanding options did not require the approval of and was not approved by, our stockholders.

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

Under our stock plans, we may grant options to purchase up to 9.6 million shares of common stock.

Non-plan options

In 2004 and 2003, our Board of Directors granted non-plan options to purchase 1.7 million and 625,000 shares, respectively, of our common stock to three executives and an employee. There were no other non-plan option grants made subsequently. All non-plan options were granted with exercise prices equal to the fair market value on the date of grant and with vesting periods ranging from four to five years and expire in ten years. Our non-plan option grants did not require the approval of and were not approved by, our stockholders.

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

Expected Volatility — Our computation of expected volatility for the year ended December 31, 2007 is based on historical volatility.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.

Expected Dividend — The dividend yield reflects that we have not paid any dividends and have no intention to pay dividends in the foreseeable future.

	Years Ended December 31,
	2007	2006	2005

Employee stock option plans:
Expected life in years	4.9	5.0	5.0
Expected volatility	72.1%	86.4%	90.0%
Risk-free interest rate	4.5%	4.7%	4.2%
Expected dividends	none	none	none
Weighted average grant date fair value	$5.36	$7.47	$8.14
Employee Stock Purchase Plan:
Expected life in years	0.5	1.3	1.2
Expected volatility	51.2%	58.0%	59.0%
Risk-free interest rate	5.1%	4.9%	3.7%
Expected dividends	none	none	none
Weighted average grant date fair value	$2.06	$4.41	$4.73

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based compensation expense

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cost of sales	$1,597	$2,427	$(1,383)
Research and development	8,411	11,108	(3,851)
Selling, general and administrative	9,442	13,696	(3,297)
Income tax effect	(5,758)	(8,757)	3,473

	$13,692	$18,474	$(5,058)

As required by SFAS No. 123R, management estimated the expected forfeitures and recognizes stock-based compensation expense only for those equity awards expected to vest.

At December 31, 2007, the total stock-based compensation expense related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $39.9 million, after estimated forfeitures. This cost will generally be recognized on a straight-line basis over an estimated weighted-average period of approximately 2.6 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

At December 31, 2007, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $143,000. This expense will be recognized on a straight-line basis over a weighted-average period of approximately 0.13 years.

For the year ended December 31 2007 and 2006, we recorded $2.5 million and $23.9 million of excess tax benefits from equity-based compensation plans as a financing cash inflow.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Awards Activity

The following table summarizes information with respect to our Stock Option Plans, including options granted outside of the Plans (in thousands except per share data):

	Options Available for Future Issuance					Number of Option Shares
		Non-Stockholder					Outstanding			Weighted	Weighted
		Approved Plans					Non-Stockholder			Average	Average
	1995 and	From Acquisitions				Stockholder	Approved			Exercise	Remaining	Aggregate
	1999	CMD	SCL	TWN		Approved	Plans From	Non-		Price per	Contractual	Intrinsic
	Plans	Plan	Plan	Plan	Total	Plan	Acquisitions	Plan*	Total	Share	Terms in Years	Value

At December 31, 2004	1,479	86	54	55	1,674	14,087	4,024	2,936	21,047	$7.61

Authorized	3,907	—	—	—	3,907	—	—	—	—	—
Granted	(4,587)	(152)	(68)	(36)	(4,843)	4,587	256	—	4,843	11.31
Canceled	1,576	93	30	18	1,717	(1,576)	(141)	(1,702)	(3,419)	12.40
Exercised	—	—	—	—	—	(962)	(501)	(324)	(1,787)	4.24

At December 31, 2005	2,375	27	16	37	2,455	16,136	3,638	910	20,684	7.98

Authorized	4,025	—	—	—	4,025				—
Granted	(2,539)	—	—	—	(2,539)	2,539	—	—	2,539	10.67

Canceled	1,253	69	32	44	1,398	(1,253)	(145)	—	(1,398)	10.97
Exercised		—	—	—	—	(3,979)	(1,213)	(379)	(5,571)	5.59

At December 31, 2006	5,114	96	48	81	5,339	13,443	2,280	531	16,254	$8.95

Authorized	4,324				4,324				—
Granted	(3,723)				(3,723)	3,723			3,723	8.69
Canceled	3,528	17	50	26	3,621	(3,528)	(94)		(3,622)	12.01
Exercised					—	(1,635)	(489)	(201)	(2,325)	4.03

At December 31, 2007	9,243	113	98	107	9,561	12,003	1,697	330	14,030	$8.92	6.75	$3,576

Vested and expected to vest at December 31, 2007									12,960	$8.87	6.59	$3,576

Exercisable at December 31, 2007									8,057	$8.33	5.53	$3,574

*	primarily used as inducements for new officers

Of the options outstanding at December 31, 2007 and in the absence of acceleration of vesting or cancellations, approximately 2,986,212 options will vest in 2008, 1,698,891 in 2009, 965,638 in 2010 and 293,562 in 2011.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock that were in-the-money. The aggregate intrinsic value of options exercised during the year, under our stock option plans was $10.0 million, determined as of the date of option exercise during the year ended December 31, 2007.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro-forma Disclosures

Prior to the adoption of SFAS 123R, as required by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, the following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the years ended December 31, 2005 (in thousands, except per share amounts):

Year Ended
December 31, 2005

Net income (loss) — as reported	$49,549
Stock-based employee compensation expense (benefit) included in net income (loss) as reported, net of taxes for 2005	(6,578)
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes for 2005	(15,117)

Pro forma net income	$27,854

Basic net income (loss) per share- pro forma	$0.35
Diluted net income (loss) per share- pro forma	$0.33
Basic net income (loss) per share- as reported	$0.63
Diluted net income (loss) per share- as reported	$0.59

For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.

Information with respect to options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Ranges of Exercise Prices	Shares	Price	Contractual Life	Shares	Price
	(In thousands)		(In Years)	(In thousands)

$ 0.25 - $ 4.06	1,582	$2.29	3.41	1,581	$2.29
$ 4.17 - $ 5.85	1,543	5.16	7.61	625	4.68
$ 5.93 - $ 6.99	1,410	6.23	4.93	1,305	6.23
$ 7.00 - $ 9.15	1,483	8.11	7.11	745	8.12
$ 9.16 - $ 9.27	1,638	9.27	9.01	41	9.22
$ 9.32 - $ 9.96	1,589	9.78	6.65	974	9.77
$ 9.99 - $11.24	1,446	10.59	7.42	813	10.55
$11.25 - $13.32	1,437	12.32	7.57	719	12.13
$13.33 - $16.79	1,378	14.54	7.03	846	14.46
$17.01 - $17.01	524	17.01	6.55	408	17.01

$ 0.25 - $17.01	14,030	$8.92	6.75	8,057	$8.33

Employee Stock Purchase Plan

In October 1999, we adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. In June

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, our Board of Directors approved amendments to the 1999 Employee Stock Purchase Plan. The ESPP was amended and restated primarily to extend coverage of the plan to eligible employees of its participating subsidiaries including the adoption of a Sub-Plan for employees in the United Kingdom. Additionally, the offering periods were amended to begin on February 16 and August 16 of each year from February 1 and August 1 previously. On December 13, 2006, our Board of Directors approved amendments to the 1999 Employee Stock Purchase Plan. The ESPP was amended and restated primarily to effect the following changes: (i) terminate ongoing offering periods as of January 31, 2007, (ii) reduce the length of offering periods to six months, beginning with the offering period that commences on February 1, 2007, (iii) provide that participants may effect only one decrease and no increases, in payroll contribution percentages during an offering period, (iv) provide that if the Registrant is dissolved or liquidated, the Compensation Committee of the Board has discretion to either designate a new date on which to conduct a purchase prior to such time or terminate all offerings and refund contributions to participants without conducting a purchase, (v) provide that in the event of certain specified change in control transactions, the Compensation Committee of the Board will designate a final purchase date for all offerings in lieu of keeping the ESPP in place after the closing of such a transaction and (vi) provide that the purchase date of an offering period is delayed if the ESPP must be submitted for stockholder approval with respect to shares that are to be made available for purchase in that offering period, provided that if as a result a purchase date would occur more than twenty-seven months after commencement of the offering period to which it relates, then such offering period will terminate without the purchase of shares and participants in such offering period will be refunded their contributions. In 2007, 2006 and 2005, 504,337, 421,534 and 716,000 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $7.04, $9.29 and $5.36, per share, respectively. A total of approximately 2.0 million shares were reserved for future issuance at December 31, 2007. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.

Option Grants to Non-employees

Non employees are primarily independent contractors. During 2007 and 2006, we did not grant any options to non-employees. During 2005, we granted non-employees options to purchase 121,000 shares of our stock at weighted average exercise prices of $11.25 per share, in return for engineering, administration and consultancy services. Total stock-based compensation (benefit) expense recognized for the years ended December 31, 2007, 2006 and 2005, for option grants to non-employees were ($407,000), $1.9 million and $2.6 million, respectively.

The non-employee options are recorded at fair value and adjusted to market over the performance period. The fair value during 2007 was estimated using the Black-Scholes pricing model based on an a contractual life of five years, a risk-free interest rate of 4.7%, expected volatility of 86.4% and dividend yield of zero.

NOTE 6 —	SEGMENT AND GEOGRAPHIC INFORMATION

We operate in one reportable operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Our Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance. We had only one operating segments at December 31, 2007 and we operate in only one reportable operating segment, semiconductor and IP solutions for high-definition content.

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Taiwan	$53,608	$59,865	$53,579
Japan	113,107	103,140	46,170
United States	64,610	63,253	54,593
Hong Kong	20,809	11,293	6,819
Korea	17,607	20,867	20,663
Europe	25,965	18,496	12,268
Other	24,797	18,044	18,307

	$320,503	$294,958	$212,399

Revenue by product line was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Consumer electronics	$204,077	$167,877	$108,712
Personal computers	40,441	49,399	49,212
Storage	25,182	33,098	35,999
Development, licensing and royalties	50,803	44,584	18,476

	$320,503	$294,958	$212,399

Revenue by product line, including development, licensing and royalties, was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Consumer electronics	$241,047	$194,721	$118,578
Personal computers	46,925	58,761	50,484
Storage	32,531	41,476	43,337

	$320,503	$294,958	$212,399

Location of long lived assets including property plant and equipment, goodwill and intangibles are as follows (in thousands):

December 31, 2007

Long-lived assets:
US	70,051
Germany	10,855
Other foreign countries	1,764

Total	82,670

At December 31, 2006, substantially all of our long-lived assets were located within the United States.

In 2007, three customers generated 15.6%, 14.2% and 13.6% of our total revenue and at December 31, 2007, two customers represented 24.0% and 12.4% of gross accounts receivable. In 2006, three customers generated 16.3%, 15.7% and 11.6% of our total revenue and at December 31, 2006, two customers represented 22.8% and 16.1% of gross accounts receivable. In 2005, two customers generated 17.2% and 10.6% of our total revenue and at

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005, one customer represented 13% of gross accounts receivable. Our top five customers, including distributors, generated 57.7%, 57.3% and 53.5% of our revenue in 2007, 2006 and 2005, respectively.

NOTE 7 —	LEGAL PROCEEDINGS

On December 7, 2001, we and certain of our officers and directors were named as defendants along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The class certification is not expected to be resolved until after April 2008. On November 13, 2007 defendants in the six focus cases field a motion to dismiss the complaint for failure to state a claim, which the court has yet to rule on.

On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that our board of directors prosecute a claim against the underwriters of the Company’s initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. The suit names us as a nominal defendant, contains no claims against us and seeks no relief from us.

In January 2005, we and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado and Robert Gargus.” Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that the Company and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Final judgment was entered in favor of defendants on September 25, 2007. On October 19, 2007, plaintiffs filed notice of appeal of the court’s final judgment to the United States Court of Appeals for the Ninth Circuit. Appellants’ opening brief is currently due on or before February 28, 2008 and our answer is due on or before April 14, 2008.

On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of our intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to our proprietary and confidential information, illegally copied and modified the Company’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use the Company’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope and in violation of, the rights granted under, our software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we sought an injunction barring Analogix from misappropriation of Silicon

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Image’s trade secrets. Our motion for an injunction was denied. On June 18, 2007, Analogix filed a counterclaim alleging that we breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within the Company. A trial date has been set for April 21, 2008.

On January 14, 2005, we received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in our securities. On February 14, 2005, through our legal counsel, we received a formal notification of that investigation and associated subpoenas. We cooperated with the SEC in this matter. On January 18, 2006, the SEC announced that it filed a civil complaint (Case No. CV 06-0256 DSF, C.D. Cal.) for insider trading against Deog Kyoon Jeong, a co-founder and consultant to the Company and that it was also entering into a consent judgment with Mr. Jeong. The SEC stated that Mr. Jeong had agreed to pay a civil penalty of $56,000 and to disgorge profits of $56,000, without admitting or denying the allegations in the SEC complaint. We are not aware of any further actions taken by the SEC in this matter. We intend to continue to fully cooperate with the SEC in the event that any further actions are necessary.

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

We intend to defend the above matters vigorously and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

NOTE 8 —	STOCK REPURCHASE
(in thousands, except per share amount)

Total Number
			of Shares	Value of Shares
			Purchased as	that may yet be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under
Period	Shares Purchased	per Share	Announced Plans	the Plan

Repurchases from May 8, 2007 through December 31, 2007	5,000	$7.33	5,000	$61,905

In February 2007, our Board of Directors authorized a stock repurchase program under which we intend, from time to time, as business conditions warrant, to purchase up to $100 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. For the year ended December 31, 2007, we have repurchased a total of 5 million shares of our common stock at a total cost of $38.1 million. On February 12, 2008, we entered into a variable term accelerated stock repurchase agreement (the “ASR”) with Credit Suisse International (Credit Suisse) under which the Company will purchase shares of its common stock from Credit Suisse for an aggregate purchase price of approximately $62.0 million. The term of the ASR is expected to be completed by June 30, 2008, subject to Credit Suisse’s right to accelerate the completion to a date after May 8, 2008. In connection with the ASR, Credit Suisse is expected to purchase the amount of shares required to be delivered to the Company in the open market over the term of the ASR. The ASR completes the Company’s existing stock

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase program for the purchase of up to $100.0 million of the Company’s common stock over three years, which was authorized by the Board of Directors and announced in February 2007.

On February 7, 2008, the Company’s Board of Directors has authorized an additional $100 million stock repurchase program, over a period of three years, to commence following completion of the ASR. Purchases under this program may be increased, decreased or discontinued at any time without prior notice.

NOTE 9 —	RELATED PARTY TRANSACTIONS

On March 24, 2006, the Company’s previous Chief Executive Officer and Chairman of the Board of Directors of Simplay Labs, LLC, a wholly-owned subsidiary of Silicon Image, resigned as an employee of Silicon Image and Simplay Labs, LLC. Prior to his resignation, Mr. Lee held an investment position and directorship in Synerchip Co. Ltd. (Synerchip). Sunplus Technology Co. Ltd (Sunplus) a long-time customer and vendor of Silicon Image also maintained Board representation and an investment position in Synerchip creating a related party relationship between Silicon Image and Sunplus. The related party relationship ceased with Dr. Lee’s resignation. During 2006 and 2005, Silicon Image paid a total of $363,000 and $2.1 million to Sunplus and $221,000 and $74,000 to Synerchip for the purchase of integrated semiconductors. In addition, Sunplus paid $132,000 and $291,000 to Silicon Image for royalty and subscription fees for the years ended 2006 and 2005, respectively.

NOTE 10 — BUSINESS ACQUISITION

The following acquisition was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations.” Accordingly, the results of operations are included in the accompanying Consolidated Statement of Income since the acquisition date and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma financial information has not been presented as their historical operations were not material to our consolidated financial statements.

On January 2, 2007, we acquired sci-worx GmbH (sci-worx), now Silicon Image GmbH, for a gross cash consideration of approximately $15.8 million (net cash consideration of $13.8 million) for 100% of the outstanding shares of common stock. In addition, we incurred approximately $410,000 in costs directly related to the consummation of this transaction. These costs were included in the total purchase price consideration. The results of sci-worx, have been included in the Consolidated Financial Statements for the year ended December 31, 2007.

Net tangible assets acquired, as adjusted, is as follows: (in thousands)

January 3, 2007

Cash	$2,015
Accounts receivable, net of allowances for doubtful accounts	2,598
Unbilled accounts receivable	1,077
Inventories, net	191
Other current assets	661
Property and equipment, net	1,583
Other long-term assets	38
Deferred tax assets	1,910
Accounts payable	(548)
Accrued liabilities	(1,210)
Other current liabilities	(1,509)

Net tangible assets acquired	$6,806

SILICON IMAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed at the time of the acquisition is as follows (in thousands):

Net tangible assets acquired	$6,806
Goodwill	6,189
Others	41
Intangible assets and other:
Core developed technology	970
Customer relationships	810
Contractual backlog	1,360

16,176
Direct acquisition costs	(410)

Purchase price	$15,766

NOTE 11 —	LICENSE OF SUNPLUS INTELLECTUAL PROPERTY AND RELATED REVENUE TRANSACTION

In February 2007, we entered into an agreement with Sunplus Technology Co., Ltd. (Sunplus) to license certain technology (IP Technology purchased) from Sunplus for $40.0 million, as described below and to license certain of our intellectual property (IP Technology sold) to Sunplus for $5.0 million. The purpose of the IP Technology purchased is to obtain advanced technology for development of future Silicon Image products. The IP Technology sold to Sunplus provides them with comprehensive digital television system functionality. In February 2007, we also entered into a Video Processor Development, Marketing and Sales Agreement (Development Agreement) with Sunplus with the objective of jointly developing and marketing a chip that would use the technologies in the License Agreement. In June 2007, the parties mutually agreed to amend and terminate the Development Agreement due to change in future market demand for the specific chip to be developed.

The License Agreement continues to be in effect and provides for the payment of an aggregate of $40.0 million to Sunplus by Silicon Image, $35.0 million of which is payable in consideration for the licensed technology and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through December 31, 2007, we have paid Sunplus $18.8 million of the consideration for the licensed technology and related deliverables in February 2007 and accrued for $21.2 million of the consideration for the period ended December 31, 2007. We are required to pay the remaining $21.2 million upon our acceptance of certain milestone deliverables under the contract. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period starting upon delivery of the final Sunplus deliverables. In addition, while we are still validating the technology received from Sunplus, we began to integrate a portion of this technology into a new product development project. As a result, as of December 31, 2007, the IP technology purchased has been capitalized as an intangible asset for $39.6 million to be amortized straight line over 84 months. We began amortizing the asset from the fourth quarter of 2007. In accordance with SFAS No. 142 Goodwill and Other Intangibles, we will evaluate the IP technology purchased for impairment whenever indicators of impairment exist.

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth the Company’s consolidated statements of income data for the eight quarters ended December 31, 2007. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share amounts)

2007
Total revenue(5)	$69,119	$79,771	$86,282	$85,331
Gross margin(1)(5)	38,361	42,833	48,782	50,084
Income from operations(2)(5)	3,407	6,120	10,926	7,702
Net income	2,916	4,372	4,110	7,603
Net income per share — basic(5)	$0.03	$0.05	$0.05	$0.09
Net income per share — diluted(5)	$0.03	$0.05	$0.05	$0.09
Weighted average shares — basic	86,825	86,737	84,489	84,218
Weighted average shares — diluted	89,549	88,817	85,937	85,228
2006
Total revenue	$59,099	$70,579	$78,327	$86,953
Gross margin(3)	33,751	40,794	45,606	53,560
Income from operations(4)	2,450	8,974	11,190	24,638
Net income	2,352	5,798	8,042	26,273
Net income per share — basic	$0.03	$0.07	$0.10	$0.31
Net income per share — diluted	$0.03	$0.07	$0.09	$0.29
Weighted average shares — basic	80,986	81,562	83,439	85,618
Weighted average shares — diluted	85,398	85,628	87,433	89,113

(1) Includes stock-based compensation expense	$346	$443	$421	$387
(2) Includes stock-based compensation expense	$3,686	$4,743	$4,912	$4,512
(3) Includes stock-based compensation expense	$628	$554	$772	$473
(4) Includes stock-based compensation expense	$7,283	$6,551	$8,626	$4,771

(5)	Revenue for 2007 includes approximately $6.7 million of product revenue and cost of revenue includes approximately $2.6 million related to distributor sales for the month of December 2007. Historically, the Company had deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company was able to eliminate this delay beginning with the fourth quarter of 2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December 2007. This one-time effect of the inclusion of an additional month of revenue for the fourth quarter of 2007 is an increase to net income by approximately $2.6 million and an increase to net income per share, basic and diluted, by approximately $0.03.

Income from operations for the three months ended December 31, 2006 includes $17.2 million from the Settlement Agreement with Genesis, consisting of $11.8 million of revenue (which impacted gross margin by the same amount) and $5.4 million of reimbursement of litigation costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of incomes, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Image, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
February 27, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.

By:	/s/ STEVE TIRADO
Steve Tirado
Chief Executive Officer
(Principal Executive Officer)

Dated: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Tirado Steve Tirado	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ Harold Covert Harold Covert	Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ William George William George	Director	February 27, 2008

/s/ Peter Hanelt Peter Hanelt	Director	February 27, 2008

/s/ John Hodge John Hodge	Director	February 27, 2008

/s/ Masood Jabbar Masood Jabbar	Director	February 27, 2008

/s/ William Raduchel William Raduchel	Director	February 27, 2008

INDEX TO EXHIBITS

3.01		Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.03 of the Registrant’s Registration Statement on Form S-1 (File No. 333-83665), as amended, declared effective by the Securities and Exchange Commission on October 5, 1999 (the ”Form S-1”)).
3.02		Restated Bylaws of the Registrant (Incorporated by reference from Exhibit 3.01 of the Form 8-K filed by the Registrant on February 4, 2005).
3.03		Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference from Exhibit 3.04 of the Form 10-Q filed by Registrant on August 14, 2001).
4.01		Form of Specimen Certificate for Registrant’s common stock (Incorporated by reference from Exhibit 4.01 of the Form S-1).
10	.01*	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and officers. (Incorporated by reference from Exhibit 10.01 of the Form 10-K filed by the Registrant on March 15, 2004).
10	.02*	1995 Equity Incentive Plan, as amended through July 20, 1999 and related forms of stock option agreements and stock option exercise agreements (Incorporated by reference from Exhibit 10.02 of the Form S-1).
10	.03*	1999 Equity Incentive Plan, as amended (including Sub-Plan for UK employees) and related forms of notice of grant of stock options, stock option agreement, stock option exercise notice and joint election (for UK employees) (Incorporated by reference from Exhibit 10.03 of the Form 10-K filed by the Registrant on March 16, 2006).
10	.04*	1999 Employee Stock Purchase Plan (including Sub-Plan for UK employees) and related enrollment forms, subscription agreements, notice of suspension, notice of withdrawal and joint election (for UK employees) (Incorporated by reference from Exhibit 10.03 of the Form 10-Q filed by the Registrant on August 8, 2007).
10	.05†	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998 (Incorporated by reference from Exhibit 10.12 of the Form S-1).
10	.06†	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.13 of the Form S-1).
10.07		Digital Visual Interface Specification Revision 1.0 Promoter’s Agreement dated January 8, 1999 (Incorporated by reference from Exhibit 10.14 of the Form S-1).
10	.08*	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers (Incorporated by reference from Exhibit 10.21 of the Form S-1).
10	.09*	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement (Incorporated by reference from Exhibit 4.05 of the Form S-8 filed by the Registrant on June 26, 2001).
10	.10*	CMD Technology Inc. 1999 Stock Incentive Plan, as amended and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10	.11*	Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended and related form of Stock Option Agreement (Incorporated by reference from Exhibit 10.35 of the Form 10-Q filed by the Registrant on November 14, 2001).
10	.12*	Non-Plan Stock Option Agreement between Hyun Jong Shin (John Shin) and the Registrant dated November 6, 2001. (Incorporated by reference from Exhibit 10.42 of the Form 10-K filed by the Registrant on March 29, 2002).
10.13		Lease Agreement dated December 12, 2002 between iSTAR Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.44 of the Form 10-K filed by the Registrant on March 27, 2003)
10	.14*	TransWarp Networks, Inc. 2002 Stock Option/Stock Issuance Plan (Incorporated by reference from Exhibit 4.06 of the Form S-8 filed by the Registrant on May 23, 2003).

10	.15*	Employment Offer Letter between J. Duane Northcutt and the Registrant dated February 19, 2002. (Incorporated by reference from Exhibit 10.27 of the Form 10-K filed by the Registrant on March 15, 2005).
10	.16*	Employment Offer Letter between Steve Tirado and the Registrant dated January 24, 2005 (Incorporated by reference from Exhibit 10.36 of the Form 10-K filed by the Registrant on March 15, 2005).
10	.17*	Employment Offer Letter between Shin Hyun Jong (John Shin) and the Registrant dated August 20, 2001. (Incorporated by reference from Exhibit 10.19 of the Form 10-K filed by the Registrant on March 1, 2007).
10	.18*	Employment Offer Letter between Dale Zimmerman and the Registrant dated January 10, 2005. (Incorporated by reference from Exhibit 10.20 of the Form 10-K filed by the Registrant on March 1, 2007).
10	.19*	Director Compensation Plan (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on May 10, 2005).
10	.20†	Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on August 9, 2005).
10.21		Lease dated September 22, 2005 between Jeronimo Technology Partners, LLC and the Registrant. (Incorporated by reference from Exhibit 10.23 of the Form 10-K filed by the Registrant on March 1, 2007).
10	.22†/*	Consulting Agreement between David Lee and the Registrant dated March 15, 2006. (Incorporated by reference to Exhibit 10.03 to our current report on Form 8-K filed March 16, 2006.
10.23		First Amendment to Lease dated July 23, 2003 between iStar Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.28 of the Form 10-K filed by the Registrant on March 1, 2007).
10.24		Second Amendment to Lease dated February 17, 2004 between iStar Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.29 of the Form 10-K filed by the Registrant on March 1, 2007).
10.25		Third Amendment to Lease dated June 1, 2004 between iStar Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.30 of the Form 10-K filed by the Registrant on March 1, 2007).
10.26		Fourth Amendment to Lease dated May 10, 2006 between iStar Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.31 of the Form 10-K filed by the Registrant on March 1, 2007).
10	.27*	Employment Offer Letter between Edward Lopez and the Registrant dated December 23, 2006. (Incorporated by reference from Exhibit 10.34 of the Form 10-K filed by the Registrant on March 1, 2007).
10	.28†	Settlement and License Agreement between the Registrant and Genesis Microchip Inc. dated December 21, 2006. (Incorporated by reference from Exhibit 10.35 of the Form 10-K filed by the Registrant on March 1, 2007).
10	.29***	Sale and Purchase Agreement dated January 2, 2007 by and among the Registrant, Infineon Technologies AG and sci-worx GmbH (Incorporated by reference from Exhibit 10.01 to the Form 8-K filed by the Registrant on January 8, 2007).
10	.30†	Video Processor Design License Agreement with Sunplus Technology Co., Ltd. (Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q filed May 7, 2007)
10	.31*	Employment Offer Letter between Noland Granberry and the Registrant dated February 14, 2006 (incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-K filed May 7, 2007).
10	.32*	Employment Offer Letter between Sal Cobar and the Registrant dated April 19, 2007. (Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q filed August 8, 2007)
10	.33*	Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2007 (Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q filed August 8, 2007)

10	.34*	ESPP 1999 Plan Document including UK Sub-Plan As Amended (Incorporated by reference to Exhibit 10.03 to our Quarterly Report on Form 10-Q filed August 8, 2007)
10	.35*	Employment offer letter with Paul Dal Santo dated July 23, 2007 (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on August 20, 2007).
10	.36*	Amendment No. 1 to Transitional Employment and Separation Agreement between Robert Freeman and the Registrant dated August 23, 2007 (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on August 24, 2007).
10	.37*	Employment offer letter with Harold Covert dated October 2, 2007 (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on October 5, 2007).
10	.38*	Form of Change of Control Retention Agreement. (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on December 19, 2007).
10.39		Accelerated Stock Repurchase Agreement dated February 13, 2008 between Credit Suisse International and the Registrant.
10	.40*	1999 Equity Incentive Plan, as amended and restated December 14, 2007.
21.01		Subsidiaries of the Registrant.
23.01		Consent of Deloitte & Touche LLP.
31.01		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.

***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.