Form 10-Q
period 2008-03-31
SILICON IMAGE INC
filed 2008-04-25
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated Filer ☑               Accelerated Filer ☐                         Non-Accelerated Filer ☐                         Smaller Reporting Company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2008, there were 73,306,340 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Form 10-Q for the quarter ended March 31, 2008

Part I. Financial Information
Item 1. Financial Statements
Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$125,504	$137,822
Short-term investments	68,910	111,889
Accounts receivable, net of allowances for doubtful accounts $1,605 at March 31, 2008 and $1,565 at December 31, 2007	27,011	21,254
Inventories, net	14,116	20,198
Prepaid expenses and other current assets	11,966	13,732
Deferred income taxes	4,147	3,984

Total current assets	251,654	308,879

Property and equipment, net	24,574	24,191
Goodwill	19,210	19,210
Intangible assets, net	37,682	39,269
Deferred income taxes, non-current	20,589	19,978
Other assets	1,605	1,421

Total assets	$355,314	$412,948

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,395	$17,892
Accrued and other liabilities	38,972	36,996
Deferred license revenue	4,971	3,860
Deferred margin on sales to distributors	25,460	26,443

Total current liabilities	87,798	85,191

Other long-term liabilities	10,818	13,910

Total liabilities	98,616	99,101

Commitments and contingencies (See Note 9)
Stockholders’ Equity:
Common stock	91	90
Treasury stock and receivable	(100,096)	(38,096)
Additional paid-in capital	424,007	418,796
Accumulated deficit	(67,655)	(67,093)
Accumulated other comprehensive income	351	150

Total stockholders’ equity	256,698	313,847

Total liabilities and stockholders’ equity	$355,314	$412,948

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product	$57,187	$56,339
Development, licensing and royalties	9,926	12,780

Total revenue	67,113	69,119

Cost of revenue and operating expenses:
Cost of revenue (1)	28,137	30,758
Research and development (2)	21,542	17,195
Selling, general and administrative (3)	18,318	17,144
Amortization of intangible assets	1,587	615

Total cost of revenue and operating expenses	69,584	65,712

Income (loss) from operations	(2,471)	3,407
Interest income and other, net	1,916	3,026

Income (loss) before provision for income taxes	(555)	6,433
Provision for income taxes	7	3,517

Net income (loss)	$(562)	$2,916

Net income (loss) per share – basic and diluted	$(0.01)	$0.03

Weighted average shares – basic	80,987	86,825
Weighted average shares – diluted	80,987	89,549

(1) Includes stock-based compensation expense	$350	$346

(2) Includes stock-based compensation expense	1,234	2,308

(3) Includes stock-based compensation expense	2,439	1,378
See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(562)	$2,916
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	2,722	2,266
Amortization of intangible assets	1,587	615
Provision for doubtful accounts	265	892
Stock-based compensation expense	4,023	4,032
Income tax deficiency from employee based compensation plans	(647)	(179)
Excess tax benefit from employee stock transactions	(42)	(385)
Other	(85)	(122)
Changes in assets and liabilities:
Accounts receivable	(6,022)	9,487
Inventories	6,082	3,927
Prepaid expenses and other assets	1,582	(4,463)
Deferred income taxes	(774)	438
Accounts payable	199	(3,816)
Accrued and other liabilities	(1,327)	(17,574)
Deferred revenue	1,111	(2,719)
Deferred margin on sales to distributors	(983)	(1,863)

Cash provided by (used in) operating activities	7,129	(6,548)
Cash flows from investing activities:
Purchases of short-term investments	(75,134)	(18,657)
Proceeds from sales of short-term investments	118,265	42,232
Business acquisition, net of cash acquired	—	(13,751)
Purchase of intellectual property	—	(10,000)
Purchases of property and equipment	(2,597)	(1,973)

Cash provided by (used in) investing activities	40,534	(2,149)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,838	5,038
Excess tax benefits from employee stock transactions	42	385
Repurchase of common stock	(62,000)	—

Cash provided by (used in) financing activities	(60,120)	5,423
Effect of exchange rate changes on cash and cash equivalents	139	2

Net decrease in cash and cash equivalents	(12,318)	(3,272)
Cash and cash equivalents — beginning of period	137,822	81,921

Cash and cash equivalents — end of period	$125,504	$78,649

Supplemental cash flow information:
Cash payment for income taxes, net of refunds	222	15,509

Unrealized gain/(loss) on short-term investments	57	(105)

Property and equipment purchased but not paid for	515	2,175

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)
1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2007 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of March 31, 2008 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Financial results for the three months ended March 31, 2008 are not necessarily indicative of future financial results.
     Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of revenue from lines of business.
2. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company did not adopt the fair value option for any of its financial instruments.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not believe that the implementation of these standards will have a material impact on our condensed consolidated financial statements.
3. Significant Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock based compensation, cash equivalents and short-term investments, allowance for doubtful accounts, inventory valuation, realization of long lived assets, including goodwill and intangibles, income taxes, deferred tax assets, accrued liabilities, guarantees, indemnifications and warranty liabilities, foreign currency, and legal matters. The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and our subsidiaries after elimination of all inter-company balances and transactions.
     For a discussion of the significant accounting policies, see Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2007.

Financial Instruments
     We account for our investments in debt securities under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by FSP 115-1/124-1 and Emerging Issues Task Force (EITF) No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statements of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
     The classification of our investments into cash equivalents and short term investments is in accordance with Statement of Financial Accounting Standard No. 95 (SFAS No. 95) Statement of Cash Flows. Cash equivalents have maturities of three months or less from the date of purchase. Short-term investments consist of commercial paper, United States government agency obligations, corporate/municipal notes and bonds. These securities have maturities greater than three months from the date of purchase.
     Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS  157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 is effective for the current fiscal year and was adopted by the company as of January 1, 2008. The adoption of SFAS 157 on our assets and liabilities did not have a significant impact on our financial statements.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2   Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3   Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
     In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. 157-2 (FSP 157-2) that delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.
     Further information about the application of SFAS 157 may be found in Note 13 below.

4. Stock-Based Compensation
     The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employee board members. This program includes incentive and non-statutory stock option grants, restricted stock units (RSU’s) and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants at designated intervals over their period of board service. These awards are granted under various plans, all of which are stockholder approved. Grants under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. Stock option grants to members of our Board of Directors vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of the Company. RSU grants generally vest over a one to four period and certain of the RSU grants also have performance based vesting criteria. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.
Valuation and Expense Information Under SFAS 123(R)
     Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, (SFAS 123(R)) consists primarily of expenses for employee stock options, employee stock purchase plan and employee restricted stock units.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007
Employee stock option plans:
Expected life in years	4.8	4.9
Expected volatility	65.6%	75.2%
Risk-free interest rate	2.6%	4.6%
Expected dividends	none	none
Weighted average fair value	$2.48	$6.35

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5
Expected volatility	78.1%	51.0%
Risk-free interest rate	3.5%	5.2%
Expected dividends	none	none
Weighted average fair value	$1.63	$3.62
      As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest. For the three months ended March 31, 2008, the Company purchased 449,997 shares of common stock under the ESPP program.

Stock Options Activity
     The following is a summary of option activity for our Stock Option Plans excluding restricted stock units (in thousands, except weighted averages exercise price):

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term in Years	Intrinsic Value
Outstanding at December 31, 2007	14,030	$8.92	6.75	$3,576
Granted	915	4.45
Exercised	(81)	1.61
Forfeitures and cancellations	(421)	10.05

Outstanding at March 31, 2008	14,443	$8.64	6.88	$4,822

Vested and expected to vest at March 31, 2008	13,250	$8.67	6.71	$4,689

Exercisable at March 31, 2008	8,567	$8.54	5.78	$4,287

     At March 31, 2008, the total compensation cost related to options granted to employees under the Company’s share-based compensation plans but not yet recognized was approximately $35.1 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis, and the weighted average period of this expense is approximately 2.7 years.
Restricted Stock Units
     In February and March 2008, the Company granted 3,642,774 Restricted Stock Units (RSU) to its employees. The RSUs granted to non-executive employees vest over a period of four years subject to the employee’s continuing service to the Company over that period. Vesting of RSUs to executives is dependent on continuing service over a period of one to two years as well as achieving certain performance conditions.
     RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. As of March 31, 2008 none of the granted RSUs had vested.
     A summary of the RSUs outstanding as of March 31, 2008 is as follows: (in thousands):

		Weighted Average
	Number of	Remaining Contractual	Aggregate
	Shares	Term in Years	Intrinsic Value
Outstanding at December 31, 2007	—
Granted	3,643
Exercised	—
Forfeitures and cancellations	(6)

Outstanding at March 31, 2008	3,637	1.96	$18,222

Vested and expected to vest at March 31, 2008	2,742	1.95	$13,737

Exercisable at March 31, 2008	—	—	—

     As of March 31, 2008, the Company had $11.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.3 years.

Stock-based Compensation Expense
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Cost of sales	$350	$346
Research and development	1,234	2,308
Selling, general and administrative	2,439	1,378

	$4,023	$4,032

5. Stock Repurchase Program
     In February 2007, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $100.0 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. As of December 31, 2007, we had repurchased a total of 5.0 million shares at a total cost of $38.1 million.
     On February 12, 2008, we entered into an accelerated stock repurchase agreement (ASR) with Credit Suisse International (Credit Suisse), to purchase shares of common stock from Credit Suisse for an aggregate purchase price of approximately $62.0 million. The term of the ASR is expected to be completed by June 30, 2008, subject to Credit Suisse’s right to accelerate the completion to a date after May 8, 2008. At the agreement termination date, the parties will settle either in cash or shares (at the election of the Company) based on the average share price over the term of the agreement. As of March 31, 2008, we had paid Credit Suisse $62.0 million and received 11,538,462 shares to the Company. We will receive the additional shares on June 30, 2008, or an earlier accelerated completion date as described above. The shares repurchased to date, received under this program and as well as shares to be received under this program have been reflected as treasury stock and receivable in the balance sheet.
     The stock repurchases activity during the first three months ended March 31, 2008 is summarized as follows (in thousands):

Shares
repurchased
Cumulative balance at December 31, 2007	5,000
Repurchase of common stock in February 2008	7,692
Repurchase of common stock in March 2008	3,846

Cumulative balance at March 31, 2008	16,538

     On February 7, 2008, the Company’s Board of Directors authorized an additional $100 million stock repurchase program, under which shares may be repurchased over a period of three years, to commence following completion of the ASR. Purchases under this program may be increased, decreased or discontinued at any time without prior notice.
6. Comprehensive Income (loss)
     The components of comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(562)	$2,916
Change in unrealized value of investments	57	(105)
Foreign currency translation adjustments	144	—

Total comprehensive income (loss)	$(361)	$2,811

7. Net Income (loss) Per Share
     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of common shares and diluted equivalents outstanding (if not anti-dilutive) during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(562)	$2,916

Weighted average shares – basic	80,987	86,825

Weighted average shares – diluted	80,987	89,549

Net income (loss) per share – basic and diluted	$(0.01)	$0.03
     The following is a reconciliation of the weighted-average common shares used to calculate basic net income (loss) per share to the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted-average common shares for basic net income (loss) per share	80,987	86,825
Weighted-average dilutive stock options outstanding under the treasury stock method	—	2,724

Total	80,987	89,549

8. Balance Sheet Components

	March 31, 2008	December 31, 2007
	(in thousands)
Inventories:
Raw materials	$2,012	$3,132
Work in process	1,899	2,719
Finished goods	10,205	14,347

Total inventories	$14,116	$20,198

Property and equipment:
Computers and software	$31,519	$29,950
Equipment	29,603	28,188
Furniture and fixtures	4,154	4,061

	65,276	62,199

Less: accumulated depreciation	(40,702)	(38,008)

Total property and equipment, net	$24,574	$24,191

Accrued and other liabilities:
Accrued payroll and related expenses	$5,713	$5,586
Accrued legal fees	1,719	970
Payable related to intangibles acquired	19,375	17,500
Other accrued liabilities	12,165	12,940

Total accrued and other liabilities	$38,972	$36,996

9. Commitments and Contingencies
Legal Proceedings
     On December 7, 2001, we and certain of our officers and directors were named as defendants along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The class certification is not expected to be resolved until after April 2008. On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied on March 8, 2008.
      On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that our board of directors prosecute a claim against the underwriters of the Company’s initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us and seeks no relief from us.
     In January 2005, we and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado and Robert Gargus.” Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that the Company and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Final judgment was entered in favor of defendants on September 25, 2007. On October 19, 2007, plaintiffs filed notice of appeal of the court’s final judgment to the United States Court of Appeals for the Ninth Circuit. Appellants’ opening brief was filed February 28, 2008 and our responsive pleading was filed April 14, 2008. Appellants may file an optional reply brief on or before May 16, 2008.
     On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of our intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to our proprietary and confidential information, illegally copied and modified the Company’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use the Company’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope and in violation of, the rights granted under, our software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we sought an injunction barring Analogix from misappropriation of Silicon Image’s trade secrets. Our motion for an injunction was denied. On June 18, 2007, Analogix filed a counterclaim alleging that we breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within the Company. The court has set a trial date for September 29, 2008.
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
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table represents our future minimum payments under our operating leases, inventory and other non-inventory purchase outstanding at March 31, 2008 (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$8,894	$3,702	$4,583	$609	$—
Inventory purchase obligations	6,736	6,736	—	—	—
Intangibles purchase commitments	29,453	25,473	3,980	—	—

Total contractual obligations	$45,083	$35,911	$8,563	$609	$—

     The amounts above exclude liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, as we are unable to reasonably estimate the ultimate amount or timing of settlement.

10. Customer and Geographic Information
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
     Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Japan	$19,286	$24,082
United States	13,311	13,381
Taiwan	12,147	12,246
Europe	8,162	6,975
Korea	3,869	3,883
Hong Kong	5,467	2,609
Other	4,871	5,943

Total revenue	$67,113	$69,119

     Revenue by product line was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Product revenue	$57,187	$56,339
Development, licensing and royalty revenue	9,926	12,780

Total revenue	$67,113	$69,119

	Three Months Ended March 31,
	2008	2007
Consumer Electronics (1)	$49,535	$50,298
Personal Computer (1)	11,169	9,822
Storage (1)	6,409	8,999

Total revenue	$67,113	$69,119

(1)	Includes development, licensing and royalty revenue

	Three Months Ended March 31,
	2008	2007
Consumer Electronics	$42,452	$42,242
Personal Computer	10,007	8,449
Storage	4,728	5,648
Development, licensing and royalty revenue	9,926	12,780

Total revenue	$67,113	$69,119

     For the three months ended March 31, 2008, three customers each generated 12.7%, 12.2% and 11.1% of our revenue, respectively. At March 31, 2008, two customers represented 25.5% and 12.9% of gross accounts receivable, respectively.

     For the three months ended March 31, 2007, two customers each generated 14.7% and 13.9% of our revenue, respectively. At March 31, 2007, two customers represented 15.2% and 10.0% of gross accounts receivable.
     Location of long lived assets including property plant and equipment, goodwill and intangibles are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Long-lived assets US	$68,565	$70,051
Germany	10,983	10,855
Other foreign countries	1,918	1,764

Total	$81,466	$82,670

11. Provision for Income Taxes
     For the three months ended March 31, 2008, we recorded a provision for income taxes of $7,000. The effective tax rate for the three months ended March 31, 2008 is (1.3%) and is based on our projected taxable income for 2008, plus certain discrete items recorded during the quarter.
     For the three months ended March 31, 2007, we recorded a provision for income taxes of $3.5 million. The effective tax rate for the three months ended March 31, 2007 was 54.7% and was based on our projected taxable income for 2007. The effective tax rate for the three months ended March 31, 2007 of 54.7% was comprised of 45.2% Federal, 1.1% State and 8.4% foreign. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to certain forecasted unbenefited foreign losses in 2007 related to the ongoing implementation of our new global business structure.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. As a result of the adoption of FIN 48, we recorded a reduction to opening retained earnings as of January 1, 2007 of approximately $5.1 million related primarily to our measurement of certain tax credits based on the requirements of FIN 48. The $5.1 million reflected an increase of $0.4 million from the amount previously disclosed in the Company’s quarterly financial statements to correct an error in the original computation of the cumulative effect of the adoption of FIN 48. We have historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN 48, we reclassified $5.6 million from current taxes payable to other long term liabilities. In addition, we further increased other long term liabilities by $4.0 million, decreased current deferred tax assets by $2.3 million and increased non-current deferred tax assets by $1.3 million (the amount related to our non-current deferred tax assets has been decreased by $0.4 million from the applicable amounts previously disclosed in the Company’s 2007 quarterly financial statements for the above mentioned correction). As of the adoption date, we had gross tax affected unrecognized tax benefits of approximately $14.4 million of which $11.5 million, if recognized, would have affected the effective tax rate. As of March 31, 2008, we had gross tax affected unrecognized tax benefits of $20.8 million of which $8.5 million, if recognized, would affect the effective tax rate.
     Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The provision for income taxes for the three months ended March 31, 2008 and March 31, 2007, included approximately $92,000 and $30,000 of accrued interest related to unrecognized tax benefits, respectively. We conduct business globally and, as a result, we and our subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. We remain subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. We also remain subject to examination in most foreign jurisdictions for all years since 2002 or the year we began operations in those countries if later. We are not aware of any material income tax examinations in progress at this time.

12. Investment in Intellectual Property
     In February 2007, we entered into an agreement with Sunplus Technology Co., Ltd. (Sunplus) to license certain technology (Sunplus IP) from Sunplus for $40.0 million, as described below and to license certain of our intellectual property (Silicon Image IP) to Sunplus for $5.0 million. The purpose of the Sunplus IP is to obtain advanced technology for development of future Silicon Image products.
     This licensing agreement provides for us to pay an aggregate of $40.0 million to Sunplus $35.0 million of which is payable in consideration for the Sunplus IP and related deliverables and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through March 31, 2008, we have paid Sunplus $18.8 million of the consideration for the licensed technology and related deliverables. We are required to pay the remaining $21.2 million upon our acceptance of certain milestone deliverables under the contract over a period of one to two years. The $5.0 million to be paid for support and maintenance by Sunplus is payable over a two-year period. In addition, while we are still validating the technology received from Sunplus, we have begun to integrate a portion of this technology into a new product development project. As a result, as of December 31, 2007, the fair value of the license to the Sunplus IP has been capitalized as an intangible asset for $39.6 million to be amortized straight line over 84 months. We began amortizing the asset from the fourth quarter of 2007. In accordance with SFAS No. 142 Goodwill and Other Intangibles, we will evaluate the Sunplus IP for impairment whenever indicators of impairment exist.
13. Fair Value Measurements
     The financial assets of the company measured at fair value on a recurring basis are cash equivalents and short term investments. The company’s cash equivalents and short term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
     The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy.
     The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, and state, municipal and provincial obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.
     The following table sets forth the Company’s Cash and cash equivalents and Short-term investments which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets
(dollars In thousands)	Level 1	Level 2	Level 3	at fair value
Cash and cash equivalents and Short-term investments	$94,903	$85,784	$—	$180,687

Total	$94,903	$85,784	$—	$180,687

     The above table excludes $13.8 million in cash held by us or in our accounts with investment fund managers.
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
     We have worked with industry leaders to create industry standards such as the High-Definition Multimedia Interface (HDMItm) and Digital Visual Interface (DVItm) specifications for digital content delivery. We capitalize on our leadership position through first-to-market, standards-based semiconductor and IP solutions. Our portfolio of IP solutions that we license to third parties for consumer electronics, PCs, multimedia, communications, networking and storage devices further leverages our expertise in these markets. In addition, through Simplay Labs, LLC, our wholly owned subsidiary, we offer one of the most robust and comprehensive test suites and testing technology platforms in the consumer electronics industry. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.
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
Concentrations
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 53.9% of our revenue for the three months ended March 31, 2008 and 51.2% of our revenue for the three months ended March 31, 2007. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three months ended March 31, 2008, 51.8% of our revenue was generated through distributors, compared to 42.2% for the same period of 2007. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.
     A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 67.9% of our revenue in the three months ended March 31, 2008, and 70.4% for the three months ended March 31, 2007. The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars except for a relatively insignificant portion generated in Euros through our subsidiary in Germany.
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) allowance for doubtful accounts receivable, (3) inventories, (4) goodwill and intangible assets, (5) income taxes, (6) accrued liabilities, (7) stock-based compensation expense, and (8) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Results of Operations
REVENUE

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Product revenue	$57,187	$56,339	1.5%
Development, licensing and royalty revenue	9,926	12,780	-22.3%

Total revenue	$67,113	$69,119	-2.9%

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Consumer Electronics (1)	$49,535	$50,298	-1.5%
Personal Computers (1)	11,169	9,822	13.7%
Storage (1)	6,409	8,999	-28.8%

Total revenue	$67,113	$69,119	-2.9%

(1)	Includes development, licensing and royalty revenue

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Consumer Electronics	$42,452	$42,242	0.5%
Personal Computers	10,007	8,449	18.4%
Storage	4,728	5,648	-16.3%
Development, licensing and royalty revenue	9,926	12,780	-22.3%

Total revenue	$67,113	$69,119	-2.9%

     The decrease in total revenue was mainly due to reduction in the licensing revenue. The decrease in our licensing revenues is primarily due to completion of certain license contracts during the three months ended March 31, 2007.
     Product revenue for PC applications for the three months ended March 31, 2008 was higher than the prior year quarter, as more multimedia notebook computers are being shipped with HDMI functionality. The decrease in storage revenues was primarily on account of slower than desired transition from our legacy non-core storage semiconductor products to our Steelvine products, coupled by a decline of Parallel Advanced Technology Attachment (PATA) products, as result of industry transition to Serial Advanced Technology Attachment (SATA) products. Revenues from our Consumer Electronics (CE) line of business for the three months ended March 31, 2008 was flat as compared to March 31, 2007. This was mainly due to an increase in unit shipments offset by a decline in average selling prices.
     We expect revenues in the quarter ending June 30, 2008 to be flat or slightly higher than the revenue in the first quarter of 2008. And for the full year of 2008 we expect our revenues to be lower than our fiscal year 2007 revenues.
COST OF REVENUE AND GROSS PROFIT

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Cost of revenue (1)	$28,137	$30,758	-8.5%
Total gross profit	$38,976	$38,361	1.6%
Gross profit margin	58.1%	55.5%
(1) Includes stock-based compensation expense	$350	$346
     Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other related overhead costs including stock compensation expense. The $2.6 million decrease in cost of revenue for the three months ended March 31, 2008 as compared to the same period of 2007 was primarily due to the change in the nature of work performed by our German employees in the quarter ending March 31, 2008 and lower negotiated wafer costs with vendors and increased use of company owned testers. The nature of activities performed by our German employees shifted to research and development (R&D) activities related to new product development in the quarter ending March 31, 2008 as compared to their performing engineering services with such costs included in cost of revenues for the prior year quarter.

     Total gross profit was flat compared to the same period of 2007. Gross profit margin increase was attributable to a reduction in the cost of revenue relating to licensing revenue as most of the deals for which revenue was recognized had minimal direct costs associated with them. We expect our second quarter 2008 gross margin to be flat as compared to the first quarter of 2008. Additionally we expect the full year 2008 gross margin to be slightly flat as compared to our fiscal year 2007 gross margin.
     OPERATING EXPENSES

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Research and development (1)	$21,542	$17,195	25.3%
Percentage of total revenue	32.1%	24.9%
(1) Includes stock-based compensation expense	$1,234	$2,308
     Research and Development (R&D). R&D expense consists primarily of employee compensation, including stock compensation expense, and other related costs and fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense for the three months ended March 31, 2008, included a stock-based compensation expense of $1.2 million as compared to $2.3 million for the same period in 2007. The increase in R&D expenses is primarily due to a change in the nature of activities of our German employees from cost of revenues to product development as discussed above. This increase was partially offset by a decrease in stock based compensation. The decrease in stock based compensation was primarily on account of changes in our Black-Scholes fair value assumptions as described in Note 4 to the Condensed Consolidated Financial Statements. We expect R&D expenses to be flat to slightly higher in the second quarter of 2008. And for the full year 2008 we expect our operating expenses to be slightly higher than our fiscal year 2007 operating expenses.

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Selling, general and administrative (1)	$18,318	$17,144	6.8%
Percentage of total revenue	27.3%	24.8%
(1) Includes stock-based compensation expense	$2,439	$1,378
     Selling, General and Administrative (SG&A). SG&A expense consists primarily of salaries, sales commissions, professional fees, and marketing and promotional expenses. The increase in SG&A expenses is primarily due to increase in litigation expenses primarily related to the Analogix litigation, as discussed in “Note 9: Commitments and Contingencies” in the notes to the Condensed Consolidated Financial Statements under Part I, Item 1: Financial Statements, of this report and stock based compensation. Increase in stock compensation was on account of grants of restricted stock units to our executives as part of the annual refresh grants and executive retention programs. We expect SG&A expenses to be flat to slightly higher in the second quarter of 2008.

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Amortization of intangible assets	$1,587	$615	158.0%
Percentage of total revenue	2.4%	0.9%
     Amortization of Intangible Assets. The increase in the amortization of intangible assets is primarily due to the additional amortization of purchased intangibles assets related to the sci-worx acquisition and intangibles acquired from Sunplus as described in Note 11 to the Condensed Consolidated Financial Statements.

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Interest income and other, net	$1,916	$3,026	-36.7%
Percentage of total revenue	2.9%	4.4%

     Interest Income and other, net. The net amount of interest income and other principally includes interest income. The decrease was primarily due to investments in tax exempt securities, lower interest rates and lower average total cash balances as a result of the accelerated stock repurchase during the quarter. We expect interest income to be flat or slightly lower in the second quarter of 2008. For additional information regarding the share repurchase, see Note 5 to the Condensed Consolidated Financial Statements.

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Provision for income taxes	$7	$3,517	-99.8%
Percentage of total revenue	0.0%	5.1%
     Provision for Income Taxes. For the three months ended March 31, 2008, we recorded a provision for income taxes of $7,000. The effective tax rate for the three months ended March 31, 2008 is (1.3%) and is based on our projected taxable income for 2008, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, state taxes and foreign taxes, adjusted for certain discrete items recorded during the quarter. We currently expect a tax rate of 30-35%, before discrete items for the second quarter and full year 2008.
     For the three months ended March 31, 2007, we recorded a provision for income taxes of $3.5 million. The effective tax rate for the three months ended March 31, 2007 was 54.7% and was based on our projected taxable income for 2007. The effective tax rate for the three months ended March 31, 2007 of 54.7% was comprised of 45.2% Federal, 1.1% State and 8.4% foreign. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to certain forecasted unbenefited foreign losses in 2007 related to the ongoing implementation of a new global business structure. The unbenefited foreign losses represented expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. The new global structure is designed to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits. In future years, we expect to achieve operational benefits and a lower tax rate in connection with this new business structure. See “Risk Factors - There are risks to our global strategy.”
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. See “Note 11: Provision for income taxes” in the Notes to Condensed Consolidated Financial Statements under Part I Item I of this report for further discussion.
Recent Accounting Pronouncements
     See Note 2, “Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements under Part I Item I of this report.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION
     The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations, other commitments, and the stock repurchase program on our liquidity and capital resources.

     Cash and Cash Equivalents and Investments. The following table summarizes our cash and cash equivalents and investments and related movements (in thousands):

	Three months ended March 31,
	2008	2007	Change
	(dollars in thousands)
Total cash, cash equivalents and short-term investments	$194,414	$224,025	-13.2%

Cash provided by (used in) operating activities	$7,129	$(6,548)	-208.9%
Cash provided by (used in) in investing activities	40,534	(2,149)	-1986.2%
Cash provided by (used in) financing activities	(60,120)	5,423	-1208.6%
Effect of exchange rate changes on cash & cash equivalents	139	2	6850.0%

Net decrease in cash and cash equivalents	$(12,318)	$(3,272)	276.5%

     Cash, cash equivalents and short-term investments were $194.4 million at March 31, 2008, a decrease of $29.6 million from $224.0 million at March 31, 2007 primarily due to the repurchase of common stock of $62.0 million partially offset by cash provided by operating activities of $7.1 million and the net sale of investments resulting in a net cash provided by investing activities of $40.5 million. The movement for the three months ended March 31, 2007 in accrued and other liabilities component of the cash from operating activities is on account of payment of fiscal year end 2006 bonuses and income taxes for fiscal year 2006 in the calendar year 2007. There was no bonus payments in the three months ended 2008 relating to the fiscal year 2007. Our current investments portfolio is in compliance with our investment policy guidelines that place principal preservation and liquidity as a top priority. As of March 31, 2008 we did not hold any auction rate securities, mortgage backed securities or asset backed securities in our portfolio. The total net unrealized gain on our investment portfolio as of March 31, 2008 was $137,000 which is disclosed as part of stockholders equity in the balance sheet as of that date. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for our working capital and the repurchase of shares.
     Accounts Receivable, Net. The following table summarizes our accounts receivable, net (in thousands):

	March 31,	December 31,
	2008	2007	Change
	(dollars in thousands)
Accounts receivable, net	$27,011	$21,254	27.1%
     Net accounts receivable as of March 31, 08 were $27.0M which represents 36 days of sales outstanding. This compares to 22 days of sales outstanding on December 31, 07. Increase in accounts receivable as of March 31, 2008 as compared to December 31, 2007 was due to increased invoicing activity in the month of March 2008.
     Inventory. The following table summarizes our inventory (in thousands):

	March 31,	December 31,
	2008	2007	Change
	(dollars in thousands)
Inventory	$14,116	$20,198	-30.1%
     Our inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. Inventory decreased primarily due to implementation of enhanced tools enabling better inventory management.

Fair Value Measurement
     Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 is effective for the current fiscal year and was adopted by the company as of January 1, 2008. The adoption of SFAS 157 on our assets and liabilities did not have a significant impact on our financial statements.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2   Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3   Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     The financial assets of the company measured at fair value on a recurring basis are cash equivalents and short term investments. The company’s cash equivalents and short term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
     The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy.
     The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, and state, municipal and provincial obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.
     The following table sets forth the Company’s Cash and cash equivalents and Short-term investments which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets
(dollars In thousands)	Level 1	Level 2	Level 3	at fair value
Cash and cash equivalents and Short-term investments	$94,903	$85,784	$—	$180,687

Total	$94,903	$85,784	$—	$180,687

     The above table excludes $13.8 million in cash held by us or in our accounts with investment fund managers.

     Commitments and Contractual Obligations
     See Note 9, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements under Part I Item I of this report.
     We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments.
Liquidity and Capital Resource Requirements
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
     A sensitivity analysis was performed on our investment portfolio as of March 31, 2008. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$290,000	$590,000	$880,000
Foreign Currency Exchange Risk
     A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, British Pound, the South Korean Won, Taiwan Dollar and the Chinese Yuan. The effect of an immediate 10% change in foreign currency exchange rates may impact our future operating results or cash flows as any such increases in our currency exchange rate may result in increased ongoing research and development costs in our foreign operations. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As of March 31, 2008, cash held in foreign countries was approximately $1.6 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Please refer to Note 9 to our financial statements under Part I Item I financials statements.
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
Our business may be significantly impacted by a downturn in the economy.
     Our CE product revenue, which comprised of approximately 63.3% and 61.1% of total revenue for the three months ended March 31, 2008 and 2007 respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. If the US economy or other economies around the world move into recession, we expect that the demand for overall consumer electronics will be adversely affected and therefore, demand for our CE, PC and storage products and our operating results will be adversely affected as well.
The licensing component of our business strategy increases business risk and volatility.
     Part of our business strategy is to license intellectual property (IP) through agreements with companies whereby companies incorporate our IP into their respective technologies that address markets in which we do not want to directly participate. There can be no assurance that additional companies will be interested in purchasing these virtual products on commercially favorable terms or at all. We also cannot ensure that companies who purchase our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. The virtual product agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin content, the sales of these virtual products can have a disproportionate impact on gross profit and profitability. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from these transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.
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
     Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended March 31, 2008, shipments to World Peace Industrial, Microtek Corporation, and Innotech Corporation generated 12.7%, 12.2% and 11.1% of our revenue, respectively. For the three months ended March 31, 2007, shipments to Innotech Corporation, Microtek Corporation and World Peace Industrial, generated 14.7%, 13.9% and 9.2% of our revenue respectively. In addition, an end-customer may buy through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:
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
     Many original equipment manufacturers rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 51.8% and 42.2% of our revenue for the three months ended March 31, 2008 and 2007 respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:
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
There are risks to our global strategy
     In 2006, we commenced the implementation of our global strategy. As of March 31, 2008, the global strategy is fully operational. We continue to believe that with our global structure, we will in the long run, realize certain operational benefits from this global strategy as well as achieve an overall lower tax rate. The effectiveness of the strategy requires, in addition to on-going and increasing profitability, management to maintain certain structural and various compliance activities in support of the structure. Should management fail to adhere to the various compliance requirements or fail to maintain supportive processes, the ability to realize the expected benefits may be jeopardized which may adversely affect our business, operating results or financial condition.
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
     We acquired sci-worx, now Silicon Image, GmbH, a limited liability company based in Germany, in January 2007. In addition to the acquisition-related risks described in the risk factor above, this acquisition exposes us to complexities of operating in Germany, a country in which we had not previously had significant operations and whose regulatory framework with which we have only recently become familiar and of difficulties in managing and integrating approximately 172 employees, as of the date of acquisition, based in Germany. In addition, the technologies acquired from sci-worx may require significant additional development before they can be marketed and may not generate sufficient revenue to offset expenses associated with the acquisition. Any of these problems or factors with respect to this acquisition could adversely affect our business, financial condition or results of operations.
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
     A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months ended March 31, 2008 and 2007, approximately 80.2% and 80.6% of our revenue, respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:
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
     We may also initiate litigation against third parties in order to protect our intellectual property rights. On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. a semiconductor company based in California. The complaint charges Analogix with copyright infringement, misappropriation of trade secrets and unlawful, unfair and fraudulent business practices. The lawsuit alleges that Analogix, without authorization and in violation of our intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to our proprietary and confidential information, illegally copied and modified the Company’s semiconductor configuration software and knowingly and unlawfully encouraged its existing and prospective customers to modify and use the Company’s semiconductor configuration software with Analogix’s chips, a use that is beyond the scope and in violation of, the rights granted under, our software license agreements. In addition to seeking monetary damages in an amount to be determined at trial, we sought an injunction barring Analogix from misappropriation of Silicon Image’s trade secrets. Our motion for an injunction was denied. On June 18, 2007, Analogix filed a counterclaim alleging that we breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within the Company. The court has set a trial date for September 29, 2008. This and other litigation initiated by us may be expensive and time-consuming and may divert our resources and the attention of our executives.
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
     Securities class action suits and derivative suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. On December 7, 2001, we and certain of our officers and directors were named as defendants along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second

Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The class certification is not expected to be resolved until after April 2008. On November 13, 2007 defendants in the six focus cases field a motion to dismiss the complaint for failure to state a claim, which the district court denied on March 8, 2008.
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
     Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the three months ended March 31, 2008 and March 31, 2007, customers and distributors located in Japan generated 28.7% and 34.8% of our revenue respectively and customers and distributors located in Taiwan generated 18.1% and 17.7% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share amounts)
(a) None.
(b) None
(c) Issuer purchases of equity securities (in thousands, except per-share amounts)

		Total Number of	Approximate dollar
		Shares Purchased as	value of shares that may
	Total number of	Part of Publicly	yet be purchased under
Period	shares purchased	Announced Plans	the plan
Repurchases in February 2008	7,692	7,692	$30,996
Repurchases in March 2008	3,846	3,846	$13,265
     In February 2007, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $100.0 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. As of December 31, 2007, we had repurchased a total of 5.0 million shares at a total cost of $38.1 million.
     On February 12, 2008, we entered into a accelerated stock repurchase agreement (ASR) with Credit Suisse International (Credit Suisse), to purchase shares of common stock from Credit Suisse for an aggregate purchase price of approximately $62.0 million. The term of the ASR is expected to be completed by June 30, 2008, subject to Credit Suisse’s right to accelerate the completion to a date after May 8, 2008. At the agreement termination date, the parties will settle either in cash or shares (at the election of the Company) based on the average share price over the term of the agreement. As of March 31, 2008, we had paid Credit Suisse $62.0 million and received 11,538,462 shares to the Company. We will receive the additional shares on June 30, 2008, or an earlier accelerated completion date as described above. The shares repurchased to date, received under this program and as well as shares to be received under this Program have been reflected as Treasury Stock and receivable in the balance sheet.
     On February 7, 2008, the Company’s Board of Directors authorized an additional $100 million stock repurchase program, under which shares may be repurchased over a period of three years, to commence following completion of the ASR. Purchases under this program may be increased, decreased or discontinued at any time without prior notice.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
(a) Exhibits

10.01	Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2008.

10.02	Accelerated Stock Repurchase Agreement dated February 13, 2008 between Credit Suisse International and the Registrant. (Incorporated by reference to Exhibit 10.39 to the Registrant’s current report on Form 10-K filed on February 27, 2007).

10.03	Notice of Grant of Restricted Stock Units (For U.S. Participants). (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on February 27, 2007).

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 25, 2008	Silicon Image, Inc.
/s/ Harold Covert
Harold Covert
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.01	Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2008.

10.02	Accelerated Stock Repurchase Agreement dated February 13, 2008 between Credit Suisse International and the Registrant. (Incorporated by reference to Exhibit 10.39 to the Registrant’s current report on Form 10-K filed on February 27, 2007).

10.03	Notice of Grant of Restricted Stock Units (For U.S. Participants). (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on February 27, 2007).

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.