Form 10-Q
period 2008-06-30
SILICON IMAGE INC
filed 2008-07-25
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008, there were 73,609,604 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Six Months Ended
June 30, 2008

EXHIBIT 10.05
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$106,545	$137,822
Short-term investments	78,911	111,889
Accounts receivable, net of allowances for doubtful accounts $1,976 at June 30, 2008 and $1,565 at December 31, 2007	28,636	21,254
Inventories	17,686	20,198
Prepaid expenses and other current assets	12,201	13,732
Deferred income taxes, current	4,486	3,984
Total current assets	248,465	308,879
Property and equipment, net	23,790	24,191
Goodwill	19,210	19,210
Intangible assets, net	36,095	39,269
Deferred income taxes, non-current	22,199	19,978
Other assets	1,444	1,421
Total assets	$351,203	$412,948
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$21,707	$17,892
Accrued and other liabilities	28,574	36,996
Deferred license revenue	4,295	3,860
Deferred margin on sales to distributors	27,986	26,443
Total current liabilities	82,562	85,191
Other long-term liabilities	11,029	13,910
Total liabilities	93,591	99,101
Commitments and contingencies (See Note 9)
Stockholders’ Equity:
Common stock	91	90
Treasury stock	(106,276)	(38,096)
Additional paid-in capital	431,659	418,796
Accumulated deficit	(68,117)	(67,093)
Accumulated other comprehensive income	255	150
Total stockholders’ equity	257,612	313,847
Total liabilities and stockholders’ equity	$351,203	$412,948

See accompanying Notes to Condensed Consolidated Financial Statements.
`

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Product	$61,836	$66,532	$119,023	$122,871
Licensing	8,247	13,239	18,173	26,019
Total revenue	70,083	79,771	137,196	148,890
Cost of revenue and operating expenses:
Cost of revenue (1)	29,107	36,938	57,244	67,696
Research and development (2)	22,298	19,025	43,840	36,220
Selling, general and administrative (3)	19,067	17,151	37,385	34,295
Amortization of intangible assets	1,587	537	3,174	1,152
Total cost of revenue and operating expenses	72,059	73,651	141,643	139,363
Income (loss) from operations	(1,976)	6,120	(4,447)	9,527
Interest income and other, net	1,380	3,290	3,296	6,316
Income (loss) before provision (benefit) for income taxes	(596)	9,410	(1,151)	15,843
Provision (benefit) for income taxes	(134)	5,038	(127)	8,555
Net income (loss)	$(462)	$4,372	$(1,024)	$7,288

Net income (loss) per share – basic and diluted	$(0.01)	$0.05	$(0.01)	$0.08
Weighted average shares – basic	73,399	86,737	77,257	86,781
Weighted average shares – diluted	73,399	88,817	77,257	89,156
_________________
(1) Includes stock-based compensation expense	$431	$443	$781	$789
(2) Includes stock-based compensation expense	2,213	2,056	3,447	4,364
(3) Includes stock-based compensation expense	3,614	2,687	6,053	4,065

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,024)	$7,288
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	5,257	5,027
Amortization of intangible assets	3,174	1,152
Provision for doubtful accounts	534	1,544
Stock-based compensation expense	10,281	9,218
Income tax benefit (deficiency) from employee based compensation plans	(501)	84
Excess tax benefits from employee stock transactions	(304)	(1,345)
(Accretion)/Amortization of investment (discount)/premium	378	(164)
Realized gain on investments	(52)	(17)
Loss on disposal of property and equipment	402	695
Changes in assets and liabilities:
Accounts receivable	(7,781)	(3,639)
Inventories	2,512	5,697
Prepaid expenses and other assets	1,508	(9,673)
Deferred income taxes	(2,723)	637
Accounts payable	(1,745)	5,980
Accrued liabilities and other liabilities	(361)	(17,467)
Deferred revenue	435	(2,312)
Deferred margin on sales to distributors	1,543	1,375
Cash provided by operating activities	11,533	4,080
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	144,681	64,346
Purchases of short-term investments	(111,937)	(18,657)
Business acquisition, net of cash acquired	-	(13,751)
Purchases of property and equipment	(4,622)	(7,609)
Purchase of intellectual property	-	(10,000)
Cash provided by investing activities	28,122	14,329
Cash flows from financing activities:
Proceeds from issuances of common stock, net	3,084	9,679
Excess tax benefits from employee stock transactions	304	1,345
Payment for vendor financed software and intangibles purchased	(6,153)	(528)
Payments to acquire treasury stock	(68,180)	(31,140)
Cash used in financing activities	(70,945)	(20,644)
Effect of exchange rate changes on cash and cash equivalents	13	(125)
Net decrease in cash and cash equivalents	(31,277)	(2,360)
Cash and cash equivalents — beginning of period	137,822	81,921
Cash and cash equivalents — end of period	$106,545	$79,561

Supplemental cash flow information:
Cash payment for interest	$19	$33
Cash payment for income taxes	1,215	25,576
Unrealized net gain (loss) on investment securities	(30)	135
Property and equipment purchased but not paid for	636	2,674

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. and its subsidiaries (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2007 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of June 30, 2008 and December 31, 2007, the related consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the related consolidated statements of cash flows for the six months ended June 30, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 are not necessarily indicative of future operating results to be expected for the fiscal year ending December 31, 2008.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of revenue generated by our Simplay subsidiary from the Licensing revenue caption to Product revenue and revenue between our lines of business, in order to more closely align our revenue presentation with our key operating metrics. We have also renamed the caption Development, licensing and royalty revenue as Licensing revenue.

2. Recent Accounting Pronouncements

In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP 14-1"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP 14-1 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact that the adoption of SFAS 161 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R)  significantly changes current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not believe that the implementation of these standards will have a material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments as well as warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The Company did not adopt the fair value option for any of its financial instruments.

3. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock based compensation, cash equivalents and short-term investments, allowance for doubtful accounts, inventory valuation, realization of long lived assets, including goodwill and intangibles, income taxes, deferred tax assets, accrued liabilities, guarantees, indemnifications and warranty liabilities, foreign currency, and legal matters. The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of all inter-company balances and transactions.

For a discussion of the significant accounting policies, see Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2007.

Financial Instruments

The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by FSP 115-1/124-1 and Emerging Issues Task Force ("EITF") No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statements of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The classification of our investments into cash equivalents and short term investments is in accordance with Statement of Financial Accounting Standard No. 95 ("SFAS No. 95") Statement of Cash Flows. Cash equivalents have maturities of three months or less from the date of purchase. Short-term investments consist of commercial paper, United States government agency obligations, corporate/municipal notes and bonds. These securities have maturities greater than three months from the date of purchase.

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157") “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS  157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 is effective for the current fiscal year and was adopted by the company as of January 1, 2008. The adoption of SFAS 157 on our assets and liabilities did not have a significant impact on our financial statements.

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

In February 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. 157-2 ("FSP 157-2") that delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

Further information about the application of SFAS 157 may be found in Note 13 below.

4. Stock-Based Compensation

The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers and non-employee board members. This program includes incentive and non-statutory stock option grants, grants of restricted stock units (RSUs) and an automatic grant program for non-employee board members pursuant to which non-employee board members will receive option grants at designated intervals over their period of board service. Stock option grants to employees and officers under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. Stock option grants to members of our Board of Directors vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of the Company. RSU grants generally vest over a one to four year period and certain of the RSU grants also have performance based vesting criteria. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.

Valuation and Expense Information Under SFAS 123(R)

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, (SFAS 123(R)) consists primarily of expenses for employee stock options, employee stock purchase plan and employee RSU grants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Employee stock option plans:
Expected life in years	4.8	4.9	4.8	4.9
Expected volatility	62.3%	70.0%	64.8%	74.1%
Risk-free interest rate	3.3%	4.8%	2.7%	4.7%
Expected dividends	none	none	none	none
Weighted average fair value	$3.70	$5.10	$2.80	$6.09

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	78.1%	51.0%	78.1%	51.0%
Risk-free interest rate	3.5%	5.2%	3.5%	5.2%
Expected dividends	none	none	none	none
Weighted average fair value	$1.63	$3.62	$1.63	$3.62

As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest. For the three months ended June 30, 2008 no shares were purchased under the ESPP program.
.
Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of sales	$431	443	$781	789
Research and development	2,213	2,056	3,447	4,364
Selling, general and administrative	3,614	2,687	6,053	4,065
	$6,258	$5,186	$10,281	$9,218

Stock Options Activity

The following is a summary of option activity for our Stock Option Plans excluding RSUs (in thousands, except weighted average exercise price):
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2008	14,030	$8.92	6.75	$3,576
Granted	1,201	5.01	-	-
Exercised	(385)	3.59	-	-
Forfeitures and cancellations	(527)	10.05	-	-
Outstanding at June 30, 2008	14,319	$8.69	6.71	$13,686

Vested and expected to vest at June 30, 2008	13,252	$8.75	6.54	$12,634
Exercisable at June 30, 2008	8,908	$8.84	5.72	$9,407

At June 30, 2008, the total compensation cost related to options granted to employees under our share-based compensation plans but not yet recognized was approximately $30.5 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis, and the weighted average period of this expense is approximately 2.5 years.

Restricted Stock Units

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

A summary of the RSUs outstanding as of June 30, 2008 is as follows: (in thousands):

	Number of shares	Aggregate Intrinsic Value
Outstanding at January 1, 2008	-	-
Awarded	3,715	-
Vested	-	-
Forfeitures	(25)	-
Outstanding at June 30, 2008	3,690	$26,754
Vested and expected to vest at June 30, 2008	2,780	$20,155
Exercisable at June 30, 2008	-	-

As of June 30, 2008, the Company had $10.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.1 years.

5. Stock Repurchase Program

In February 2007, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $100.0 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. As of December 31, 2007, we had repurchased a total of 5.0 million shares at a total cost of $38.1 million. In February 2008, the Company’s Board of Directors authorized an additional $100 million stock repurchase program, under which shares may be repurchased over a period of three years, to commence following completion of the Company’s accelerated stock repurchase plan (“ASR”) (see below). Purchases under this program may be increased, decreased or discontinued at any time without prior notice.

In February 2008, we entered into an accelerated stock repurchase agreement (ASR) with Credit Suisse International (Credit Suisse), to purchase shares of common stock for an aggregate purchase price of approximately $62 million. The ASR terminated on June 30, 2008 (‘termination date’) with final settlement taking place in July 2008 (‘settlement date). On June 25, 2008, Silicon Image made a payment of approximately $6.2 million for the purchase of shares based on the volume weighted average share price during the period of the agreement. On the settlement date, Credit Suisse returned approximately $1 million based on the average share price during the settlement period. In accordance with the relevant accounting guidance, the Company has reflected the 11.5 million shares repurchased and the $68.2 million paid to Credit Suisse as treasury stock and will record a portion of the $1 million received as part of other income in the income statement in the third quarter of 2008.

With the repurchase, the Company completed its original stock repurchase program and repurchased approximately $5 million of its stock under the new $100 million stock repurchase program approved by the Board of Directors in February 2008.

6. Comprehensive income (loss)

The components of comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(462)	$4,372	$(1,024)	$7,288
Change in unrealized value of investments	(87)	20	(30)	135
Foreign currency translation adjustments	(10)	(114)	133	(125)
Total comprehensive income (loss)	$(559)	$4,278	$(921)	$7,298

7. Net Income (loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period and diluted net income (loss) per share is computed using the weighted-average number of common shares and diluted equivalents outstanding during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(462)	$4,372	$(1,024)	$7,288

Weighted average shares – basic	73,399	86,737	77,257	86,781
Weighted average shares – diluted	73,399	88,817	77,257	89,156
Net income (loss) per share – basic and diluted	$(0.01)	$0.05	$(0.01)	$0.08

The following is a reconciliation of the weighted-average common shares used to calculate basic net income (loss) per share to the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted-average common shares for basic net income (loss) per share	73,399	86,737	77,257	86,781
Weighted-average dilutive stock options outstanding under the treasury stock method	-	2,080	-	2,375
Weighted-average common shares for diluted net income (loss) per share	73,399	88,817	77,257	89,156

8. Balance Sheet Components

	June 30, 2008	December 31, 2007
	(in thousands)
Inventories:
Raw materials	$2,547	$3,132
Work in process	5,437	2,719
Finished goods	9,702	14,347
Total inventories	$17,686	$20,198

Property and equipment
Computers and software	$28,301	$29,950
Equipment	28,868	28,188
Furniture and fixtures	4,021	4,061
	61,190	62,199
Less: accumulated depreciation	(37,400)	(38,008)
Total property and equipment, net	$23,790	$24,191

Accrued and other liabilities:
Accrued payroll and related expenses	$5,495	$5,586
Accrued legal fees	1,452	970
Payable related to intangibles acquired	10,000	17,500
Other accrued liabilities	11,628	12,940
Total accrued liabilities	$28,575	$36,996

9. Commitments and Contingencies

Legal Proceedings

On December 7, 2001, we and certain of our officers and directors were named as defendants, along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The court has not yet decided the class certification motion. On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied on March 8, 2008.

On July 31, 2007, we received a demand on behalf of alleged shareholder Vanessa Simmonds that our board of directors prosecute a claim against the underwriters of our initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us and seeks no relief from us.

In January 2005, we and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado and Robert Gargus.” Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that we and certain of our officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Final judgment was entered in favor of defendants on September 25,

2007. On October 19, 2007, plaintiffs filed notice of appeal of the court’s final judgment to the United States Court of Appeals for the Ninth Circuit. Appellants’ opening brief was filed February 28, 2008 and our responsive pleading was filed April 14, 2008. Appellants filed a reply brief on May 16, 2008. The court has not yet set a date for a hearing on the appeal.

On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”). The complaint charges Analogix with copyright infringement, misappropriation of trade secrets and unfair competition under California law. The lawsuit alleges that Analogix, without authorization and in violation of our intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to our proprietary and confidential information, violated our copyright protection and unfairly competed with Silicon Image in the marketplace.  In addition to seeking monetary damages in an amount to be determined at trial, we seek an injunction barring Analogix from misappropriation of Silicon Image’s trade secrets.  On June 18, 2007, Analogix filed a counterclaim alleging that we breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within the Company. The court has set a trial date for September 29, 2008.

On June 11, 2008, Analogix filed a lawsuit in the United States District Court for the Northern District of California against us alleging violations of the Sherman Act Sections 1 and 2, Cartwright Act, and Section 17200 of the California Business and Professions Code.  The complaint seeks monetary damages and injunctive relief.  The complaint alleges that Silicon Image, and co-defendants HDMI Licensing, LLC and Simplay Labs, LLC, conspired with the founders of the HDMI Consortium in violation of the antitrust laws.  Specifically, the complaint claims that the defendants and the founders of the HDMI Consortium have created certain structural advantages and engaged in anti-competitive conduct for the purpose of monopolizing the markets for HDMI Solutions and Discrete HDMI Solutions.  Silicon Image believes the HDMI Consortium is pro-competitive, bringing critical technology to the market and enabling hundreds of adopters to supply HDMI-enabled products.  We intend to vigorously contest Analogix’s claims.  The court has yet to set a trial date.

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

In addition, we have been named as defendants in a number of judicial and administrative proceedings incidental to our business and may be named again from time to time, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table represents our future minimum payments under our operating leases, inventory and other non-inventory purchase outstanding at June 30, 2008 (in thousands):

Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations	$8,526	$3,755	$4,696	$75	$-
Inventory purchase obligations	5,095	5,095	-	-	-
Intangibles purchase commitments	22,699	19,928	2,771	-	-
Total contractual obligations	$36,320	$28,778	$7,467	$75	$-

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

Revenue by geographic area was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Japan	$20,895	$27,646	$40,181	$51,728
United States	11,671	15,239	$24,982	28,620
Taiwan	13,690	15,902	25,837	28,147
Europe	8,735	6,096	16,897	13,071
Korea	3,138	4,865	7,007	8,749
Hong Kong	7,509	5,516	12,976	8,125
Other	4,445	4,507	9,316	10,450
Total revenue	$70,083	$79,771	$137,196	$148,890

Revenue by product line was as follows  (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Consumer Electronics (1)	$50,310	$63,036	$99,845	$113,334
Personal Computer (1)	11,758	9,475	22,927	19,297
Storage (1)	8,015	7,260	14,424	16,259
Total revenue	$70,083	$79,771	$137,196	$148,890
____________
(1)	Includes licensing revenue

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Consumer Electronics	$44,613	$52,274	$87,065	$94,516
Personal Computer	10,970	8,518	20,977	16,967
Storage	6,253	5,740	10,981	11,388
Licensing revenue	8,247	13,239	18,173	26,019
Total revenue	$70,083	$79,771	$137,196	$148,890

For the three months ended June 30, 2008, three customers each generated  15.3%, 12.3%, and 12.2% of our revenue, respectively. For the six months ended June 30, 2008, three customers each generated 14.9%, 12.3%, and 11.6% of our revenue, respectively. At June 30, 2008, three customers each represented 16.3%, 13.5% and 10.8% of gross accounts receivable, respectively.

For the three months ended June 30, 2007, three customers each generated 18.3%, 12.5%, and 11.7% of our revenue respectively. For the six months ended June 30, 2007, three customers each generated 16.6%, 13.2% and 10.5% of our revenue respectively. At June 30, 2007, two customers each represented 19.0 and 10.6% of gross accounts receivable, respectively.

Location of long lived assets including property plant and equipment, goodwill and intangibles are as follows (in thousands):

	June 30, 2008	December 31, 2007
US	$66,982	$70,051
Germany	10,570	10,855
Other foreign countries	1,543	1,764
Total	$79,095	$82,670

11. Provision (benefit) for Income Taxes

For the three and six months ended June 30, 2008, we recorded a benefit for income taxes of ($134,000) and ($127,000), respectively. The effective tax rate for the three and six months ended June 30, 2008 are 22.5% and 11.0%, respectively, and are based on our projected taxable income for 2008, plus certain discrete items recorded during the quarter.

      For the three and six months ended June 30, 2007, we recorded a provision for income taxes of $5.0 million and $8.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2007 was 53.5% and 54.0% respectively. The effective tax rate was based on projected taxable income for 2007. The effective tax rate for the three months ended June 30, 2007 of 53.5% was comprised of 41.4%, 1.0% and 11.1% for federal, state and foreign, respectively.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. As a result of the adoption of FIN 48, we recorded a reduction to opening retained earnings as of January 1, 2007 of approximately $5.1 million related primarily to our measurement of certain tax credits based on the requirements of FIN 48. The $5.1 million reflected an increase of $0.4 million from the amount previously disclosed in the Company’s quarterly financial statements to correct an error in the original computation of the cumulative effect of the adoption of FIN 48. We have historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN 48, we reclassified $5.6 million from current taxes payable to other long term liabilities. In addition, we further increased other long term liabilities by $4.0 million, decreased current deferred tax assets by $2.3 million and increased non-current deferred tax assets by $1.3 million (the amount related to our non-current deferred tax assets has been decreased by $0.4 million from the applicable amounts previously disclosed in the Company’s 2007 quarterly financial statements for the above mentioned correction). As of the adoption date, we had gross tax affected unrecognized tax benefits of approximately $14.4 million of which $11.5 million, if recognized, would have affected the effective tax rate. As of June 30, 2008, we had gross tax affected unrecognized tax benefits of $20.8 million of which $8.5 million, if recognized, would affect the effective tax rate.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The provision for income taxes for the three and six months ended June 30, 2008 included approximately $106,000 and $198,000 of accrued interest related to unrecognized tax benefits, respectively. We conduct business globally and, as a result, we and our subsidiaries file income tax returns in various jurisdictions throughout the world including the U.S. federal and various U.S. state jurisdictions as well as various foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. We remain subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. We also remain subject to examination in most foreign jurisdictions for all years since 2002 or the year we began operations in those countries if later. We are not aware of any material income tax examinations in progress at this time.

12. Investment in Intellectual Property

In February 2007, we entered into an agreement with Sunplus Technology Co., Ltd. (Sunplus) to license certain technology (Sunplus IP) from Sunplus for $40.0 million, as described below, and to license certain of our intellectual property (Silicon Image IP) to Sunplus for $5.0 million. The purpose of this licensing agreement is to obtain advanced technology for development of our future products. The agreement provides for us to pay an aggregate of $40.0 million to Sunplus, $35.0 million of which is payable in consideration for the Sunplus IP and related deliverables, and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through June 30, 2008, we have paid Sunplus $22.5 million of the consideration for the licensed technology and related deliverables. We are required to pay the remaining $12.5 million upon our acceptance of certain milestone deliverables under the contract over the next twelve months. The remaining $5.0 million is being paid for support and maintenance by Sunplus over a two-year period ending in the second quarter of 2009. In accordance with SFAS No. 142 Goodwill and Other Intangibles, we will evaluate the Sunplus IP for impairment whenever indicators of impairment exist.

13. Fair Value Measurements

Our financial assets measured at fair value on a recurring basis are cash equivalents and short term investments. Our cash equivalents and short term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

The following table sets forth our cash and cash equivalents and short-term investments as of June 30, 2008, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using
(dollars In thousands)	Level 1	Level 2	Level 3	Assets at fair value

Cash and cash equivalents and Short-term investments	$58,352	$110,839	$-	$169,191
Total	$58,352	$110,839	$-	$169,191

The above table excludes $16.3 million in cash held by us or in our accounts with investment fund managers as of June 30, 2008. During the three months ended June 30, 2008, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

13. Subsequent Events

In July 2008, we reorganized our business to improve the effectiveness and efficiency of our operating model as part of our program to pursue continuous improvement. As part of this reorganization, we expect to record a restructuring expense consisting of severance costs in the third quarter of 2008.

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

We provide discrete and various levels of integrated semiconductor products as well as IP licensing to consumer electronics, computing, display, storage and networking equipment manufacturers. Our product and IP portfolio includes solutions for high-definition television (HDTV), high-definition set-top boxes (STBs), high-definition digital video disc (DVD) players, digital and personal video recorders (DVRs and PVRs), high-definition game systems, consumer and enterprise storage products and PC display products.

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

Our customers are equipment manufacturers in each of our target markets — Consumer Electronics, Personal Computer and Storage. Because we leverage our technologies across different markets, certain of our products may be incorporated into equipment used in multiple markets. We sell our products to original equipment manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our net revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core licensing and licensing and royalty fees from our standards activities. We maintain relationships with the ecosystem of companies that provide the products that drive digital content creation and consumption, including the major Hollywood studios, consumer electronics companies, retailers and service providers. To that end, we have developed relationships with Hollywood studios such as Universal, Warner Brothers, Disney and Fox and with major consumer electronics companies such as Sony, Hitachi, Toshiba, Matsushita, Phillips and Thomson. Through these and other relationships, we have formed a strong understanding of the requirements for storing, distributing and viewing high quality digital video and audio in the home and mobile environments, especially in the area of High Definition (HD) content. We have also developed a substantial intellectual property base for building the standards and products necessary to promote opportunities for our products.

Historically, we have grown our business by introducing and promoting the adoption of new standards and entering new markets. We collaborated with several companies and jointly developed the DVI and HDMI standards. Our first products addressed the PC market. Subsequently, we introduced products for a variety of CE market segments, including DVD, STB, game console and digital television (DTV) markets. More recently, we have expanded our research and development activities and are developing products based on our innovative high speed serial digital interconnect core technology for the mobile device market, including digital still cameras, HD camcorders, portable media players and smart phones, as well as the DRAM memory and home networking markets.

We are headquartered in Sunnyvale, California. Our Internet website address is www.SiliconImage.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q or the Annual Report on Form 10-K. We make available through our Internet website free of charge, our Annual Report on Form 10-K quarterly reports on Form 10-Q current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Strategy and Core Technologies

Our goal is to enable the access and presentation of high-definition digital content anytime, anywhere, on any device. Our business strategy is to grow the available market for our products and IP solutions through the development, introduction and promotion of industry standards such as HDMI, DVI and Serial Advanced Technology Attachment (SATA) in our core technology areas, which are as follows:

Transition Minimized Differential Signaling (TMDS)

TMDS is a technology for transmitting high-speed serial data. It is used by the DVI and HDMI video interfaces, as well as other digital communication interfaces. TMDS devices are based on a transmitter/receiver pair.  The transmitter incorporates an advanced coding algorithm which has reduced electromagnetic interference over copper cables and enables robust clock recovery at the receiver to achieve high skew tolerance for driving longer cable lengths as well as shorter low cost/quality cables.

Internal TMDS (iTMDS)

iTMDS defines a video-only link, using a protocol that is a superset of DVI, for connecting video paths within a DTV.  This protocol handles not only standard 8-bit DVI, but also 10-, 12-, and 16-bit color depths.  The protocol embeds an indicator of the current color depth within the TMDS stream allowing the iTMDS receiver to automatically switch to the correct format without any support microcontroller or software.

Serial Advanced Technology Attachment (SATA)

SATA is a computer bus primarily designed for transfer of data between a computer and mass storage devices such as hard disk drives and optical drives. The main advantages over the older parallel ATA interface are faster data transfer, ability to remove or add devices while operating (hot swapping), thinner cables that let air cooling work more efficiently, and more reliable operation with tighter data integrity checks.

SATA was designed as a successor to the Advanced Technology Attachment standard (ATA), and is expected to eventually replace the older technology (retroactively renamed Parallel ATA or PATA). Serial ATA adapters and devices communicate over a high-speed serial cable. The current SATA specification supports data transfer rates as high as 3.0 Gbit/s per device. SATA uses only 4 signal lines; cables are more compact and cheaper than PATA. SATA supports hot-swapping and NCQ. There is a special connector (eSATA) specified for external devices, and an optionally implemented provision for clips to hold internal connectors firmly in place.

SATA Software

The preferred interface for SATA host controllers is Advanced Host Controller Interface (AHCI), which allows advanced features of SATA such as hot plug and Native Command Queuing (NCQ). If AHCI is not enabled by the motherboard and chipset, SATA controllers typically operate in  “IDE emulation” mode.  Windows device drivers that are labeled as SATA are usually running in IDE emulation mode unless they explicitly state that they are AHCI. While the drivers included with Windows XP do not support AHCI, we have implemented proprietary AHCI drivers to support the features of our advanced host controllers.  Windows Vista and the current versions of Mac OS X and Linux have native support for AHCI.

Personal Entertainment Network (PEN)

PEN is a set of ultra light weight protocols designed to network consumer electronic equipment.  The protocol suite is comprised of resource discovery, control messaging, streaming media and remote user interface components.  The protocols are designed to be implemented 100% in silicon without the need for general purpose microprocessors thus allowing extremely cost effective IC implementations.  PEN protocols incorporate a content protection scheme suitable for distribution of entertainment content and provide auto federation and interoperability for networked CE devices.

Because PEN protocols are designed to operate over IP networks they are suitable for any physical layer with sufficient speed and latency characteristics including MoCA, Ethernet, WiFi and power line.  Using these protocols it is possible to stream media and data without the need for complex software (XML, HTML, Web Browsers, Java, etc.) in the receiver device.

Consumer Electronics Control (CEC)

CEC defines a control channel and protocol for controlling consumer electronic devices.  The channel wiring is mandatory within the HDMI specification, although implementation of CEC in a product is optional. The CEC channel uses an industry standard protocol for remote control functions and is implemented as a one-wire bidirectional serial bus.  CEC is used to allow a single remote control to command and control multiple CEC-enabled devices with a single remote control and individual CEC-enabled devices to command and control each other without user intervention.

An example of the latter is to allow the DVD player, when the drawer closes with a disk, to command the TV and the intervening A/V receiver (all with CEC) to power-up, select the appropriate HDMI ports, and auto-negotiate the proper video mode and audio mode. Similarly, the equipment can be commanded by the DVD player to return to sleep mode when the movie ends.

Mobile High Definition Link (MHL Technology)

Our MHL technology is a low pin count HD audio and video serial link specifically defined for connecting mobile devices to high definition TVs. MHL is based on the same technology used in DVI and HDMI but only requires single TMDS data pair to transmit video to MHL enabled TVs at resolutions up to 1080p. MHL uses 5 signal pins that can be used with a small low pin count standard MHL connector or a proprietary connector in mobile devices. Reduced pin count connectors are critical in small mobile devices because the available connector real estate is greatly limited compared to standard consumer electronic devices such as Blu-Ray players and set top boxes.  The MHL specification also includes provision to have sink devices to provide power to the mobile device when connected thus preserving battery life.

Serial Port Memory Technology (SPMT)

     SPMT is a new memory interface architecture that Silicon Image and other leading semiconductor companies are currently developing. SPMT is initially targeted for Dynamic Random Access Memory (DRAM) chips, that employs a serial interface architecture rather than a parallel interface architecture as commonly found in current memory offerings. This new architecture will enable greater bandwidth flexibility, significantly reduced pin count, lower power demand and savings on overall system cost. As consumers demand more rich features, mobile device manufacturers are faced with the challenge and expense of adding more processors to deliver this functionality – and that requires faster and denser memory. By shifting from parallel to serial interface technology, you can:

•	Reduce pin count by a minimum of 40 percent
•	Provide a bandwidth range from 3.2-6.4GB/s and higher

•	Reduce input/output power by 50 percent or more over other currently available DRAM offerings
•	Provide the ability to use either a single port or multiple ports into a single SPMT-enabled memory chip

All of the above directly translate into lowering overall system cost.

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 56.5% and 56.1% of our total revenue for the three and six months ended June 30, 2008, respectively, compared to 56.6% and 54.0% of our total revenue for the same periods of 2007, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three and six months ended June 30, 2008, 53.3% and 52.6% of our revenue, respectively, was generated through distributors, compared to 42.9% and 42.5% in the comparable periods of 2007, respectively.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 70.9% and 69.4% of our revenue in the three and six months ended June 30, 2008, respectively, compared to 73.2% and 71.9% for the same periods of  2007. The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars except for a relatively insignificant portion generated in Euros through our subsidiary in Germany.

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

Results of Operations

REVENUE

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$61,836	$66,532	-7.1%	$119,023	$122,871	-3.1%
Licensing revenue	8,247	13,239	-37.7%	18,173	26,019	-30.2%
Total revenue	$70,083	$79,771	-12.1%	$137,196	$148,890	-7.9%

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics (1)	$50,310	$63,036	-20.2%	$99,845	$113,334	-11.9%
Personal Computers (1)	11,758	9,475	24.1%	22,927	19,297	18.8%
Storage (1)	8,015	7,260	10.4%	14,424	16,259	-11.3%
Total revenue	$70,083	$79,771	-12.1%	$137,196	$148,890	-7.9%
____________

(1)	Includes licensing revenue

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics	$44,613	$52,274	-14.7%	$87,065	$94,516	-7.9%
Personal Computers	10,970	8,518	28.8%	20,977	16,967	23.6%
Storage	6,253	5,740	8.9%	10,981	11,388	-3.6%
Licensing revenue	8,247	13,239	-37.7%	18,173	26,019	-30.2%
Total revenue	$70,083	$79,771	-12.1%	$137,196	$148,890	-7.9%

The decrease in product revenues for the three months as well as the six months ended June 30, 2008, respectively, is primarily due to declines in sales of our Consumer Electronics (“CE”) products partially offset by increase in revenues from our Personal Computers (“PC”) products. The decrease in CE product revenues compared to comparable periods in 2007 is primarily due to changes in product mix, decrease in revenues from our discrete receiver chips and input processors in our DTV business, the result of our previously announced product transition along with, increased competition of discrete and integrated solutions from other companies. We believe the weakening consumer demand due to concerns about the economy, also had an impact on our revenue for the current quarter. Revenue from our HDMI 1.3 products increased for both the three months and six months ended June 30, 2008. However, the decrease in overall CE revenues reflects a product transition wherein sales of our HDMI 1.1 and 1.2 products are decreasing, partially offset by increased sales of HDMI 1.3 products. We expect our CE business to follow normal seasonal patterns, increasing sequentially in the third quarter of 2008 and declining in the fourth quarter as compared to the third quarter of 2008.

There was an increase in PC revenues for three and six months ended June 30, 2008 over the comparable periods in 2007 primarily due to increasing adoption and sales of our HDMI products in multimedia notebook computers. Average selling prices ("ASPs") in the PC business decreased in the quarter ended June 30, 2008 as compared to in the corresponding period 2007 but for the half year ended June 30, 2008 ASPs registered a slight increase compared to the corresponding period in 2007 mainly due to mix changes. The increase in storage revenue for the three months ended June 30, 2008 was primarily due to growth in sales of our Steelvine processor chips which also resulted in an increase in storage product ASPs. While revenue for Storage  products for the six months declined modestly year over year basis, we believe that our Steelvine storage processor business will increase  and result in growth of our overall storage products in the second half of 2008 as compared to 2007.

Licensing revenues decreased for the three and six months ended June 30, 2008 as compared to comparable periods in 2007 due to decreased licensing activity attributable to the CE line of business and the timing of recognition of revenue development and licensing arrangements.

COST OF REVENUE AND GROSS PROFIT

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Product cost of revenue (1)	$28,615	$35,587	-19.6%	$56,403	$63,685	-11.4%
Licensing cost of revenue	492	1,351	-63.6%	841	4,011	-79.0%
Total Cost of revenue (1)	29,107	36,938	-21.2%	57,244	67,696	-15.4%
Total gross profit	40,976	42,833	-4.3%	79,952	81,194	-1.5%
Gross profit margin	58.5%	53.7%		58.3%	54.5%

(1) Includes stock-based compensation expense	$431	$443		$781	$789

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, license development costs, as well as other related overhead costs relating to the aforementioned costs including stock-based compensation expense. The $7.8 million and $10.4 million decreases in cost of revenue for three months and six months ended June 30, 2008, respectively, over the comparable periods in 2007 was primarily due to decreases in revenues, lower manufacturing and outside processing costs through negotiation and improved supply chain efficiencies, use of vendors offering lower pricing, increasing use of company-owned testing equipment, better inventory control, absence of integration expenses associated with the sci-worx acquisition, all slightly offset by higher shipping and warehousing fees as a result of increase in fuel prices. Stock-based compensation expense was relatively flat for the three and six months ended June 30, 2008 over the comparable periods of 2007.

Total gross profit decreased by $1.9 million and $1.2 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Our gross profit margins of 58.5% and 58.3% for the three and six months ended June 30, 2008 increased from 53.7% and 54.5% for the same periods in 2007, primarily due to product mix and operational efficiencies. For the third quarter of 2008, we expect the gross margin percentage to be lower than the second quarter of 2008, as a result of seasonality in revenue and cost of revenue and changes in product mix.

OPERATING EXPENSES

Research and Development (“R&D”).

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$22,298	$19,025	17.2%	$43,840	$36,220	21.0%
Percentage of total revenue	31.8%	23.8%		32.0%	24.3%

(1) Includes stock-based compensation expense	$2,213	$2,056		$3,447	$4,364

R&D expense consists primarily of employee compensation, including stock-based compensation expense, and other related costs, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expenses increased $3.3 million and $7.6 million for the three and six months ended June 30, 2008 as compared to the comparable periods in 2007, due to the higher compensation expenses caused by increased staffing and an overall increase in other R&D activities during the quarter and half year, which resulted in higher tape-out expenses, higher depreciation expenses, and an increase in software purchased solely for use in R&D. The increase in R&D expense for the six months ended June 30, 2008 compared to the same period in 2007 was partially offset by a decrease in stock-based compensation expense as a result of changes in our Black-Scholes fair value assumptions as described in Note 4 to the Condensed Consolidated Financial statements. We expect the R&D expenses to be relatively flat for the second half of fiscal year 2008 as compared to the second half of fiscal year 2007.

Selling, General and Administrative (“SG&A”).

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Selling, general and administrative (1)	$19,067	$17,151	11.2%	$37,385	$34,295	9.0%
Percentage of total revenue	27.2%	21.5%		27.2%	23.0%

(1) Includes stock-based compensation expense	$3,614	$2,687		$6,053	$4,065

SG&A expense consists primarily of employee compensation, including stock-based compensation expense, sales commissions, professional fees, marketing and promotional expenses. The increase in SG&A expenses of $1.9 million and $3.1 million respectively for the three and six months ended June 30, 2008 as compared to similar periods in 2007, is primarily due to increased compensation expense partly due to increase in headcount, increased legal expense for litigation activities, an increase in stock based compensation expense as a result of grant of RSUs to employees and executives as discussed in Note 4 to the Condensed Consolidated Financial statements, partially offset by decrease in consultant expense due to a decrease in the use of consultants as a result of completion of projects and cost reduction efforts. We expect the SG&A expenses to be relatively flat for the second half of fiscal year 2008 as compared to the second half of fiscal year 2007.

Amortization of Intangible Assets.

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Amortization of intangible assets	$1,587	$537	195.5%	$3,174	$1,152	175.5%
Percentage of total revenue	2.3%	0.7%		2.3%	0.8%

Amortization of intangible assets was $1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2008, as compared to $537,000 and $1.2 million for the same period in 2007. The increase in the amortization of intangible assets was primarily caused by the commencement of amortization of the acquired Sunplus technology in the fourth quarter of 2007.  See further discussion in Note 12 to the Condensed Consolidated Financial Statements.

Interest Income and other, net.

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Interest income and other, net	$1,380	$3,290	-58.1%	$3,296	$6,316	-47.8%
Percentage of total revenue	2.0%	4.1%		2.4%	4.2%

The interest income and other, net, which principally includes interest income, was $1.4 million and $3.3 million for the three and six months ended June 30, 2008, respectively, compared to $3.3 million and $6.3 million for the same periods of 2007. The decrease was primarily due to a switch to investments in tax exempt securities in 2008, which generally carry lower interest rates than similar taxable securities, a lower interest rate environment and lower average total cash balances as a result of the stock repurchase payments made during the first six months of  2008.

Provision (benefit)  for income taxes.

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(134)	$5,038	-102.7%	$(127)	$8,555	-101.5%
Percentage of total revenue	-0.2%	6.3%		-0.1%	5.7%

Provision (benefit) for Income Taxes. For the three and six months ended June 30, 2008, we recorded a benefit for income taxes of ($134,000) and ($127,000), respectively. The effective tax rate for the three and six months ended June 30, 2008 was 22.5% and 11.0%, respectively and was based on our projected taxable income for 2008, plus certain discrete items recorded during the quarter.

The difference between the provision (benefit) for income taxes and the income tax determined by applying the statutory federal income tax  rate of 35% was due primarily to various forecasted items including tax exempt income, state taxes and foreign taxes, adjusted for certain discrete items recorded during the quarter. We currently expect a tax rate of 30-35%, before discrete items for the three quarters and full year 2008.

For the three and six months ended June 30, 2007, we recorded a provision for income taxes of $5.0 million and $8.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2007 was 53.5% and 54.0% respectively. The effective tax rate was based on projected taxable income for 2007. The effective tax rate for the three months ended June 30, 2007 of 53.5% was comprised of 41.4%, 1.0% and 11.1% for federal, state and foreign, respectively. The difference between the provision for income taxes and the income tax determined by applying the combined statutory rate of 38% was due primarily to certain forecasted unbenefited foreign losses in 2007 related to the ongoing implementation of a new global business structure. The unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. The new global structure is designed to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. See “Note 11: Provision (benefit) for income taxes” in the Notes to Condensed Consolidated Financial Statements under Part I Item I of this report for further discussion.

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

Cash and Cash Equivalents and Investments.

	Six months ended June 30,
	2008	2007	Change
	(dollars in thousands)
Total cash, cash equivalents and short-term investments	$185,456	$202,912	-8.6%

Cash provided by operating activities	$11,533	$4,080	182.7%
Cash provided by in investing activities	28,122	14,329	96.3%
Cash used in financing activities	(70,945)	(20,644)	243.7%
Effect of exchange rate changes on cash & cash equivalents	13	(125)	-110.4%
Net decrease in cash and cash equivalents	$(31,277)	$(2,360)	1225.3%

The decrease in cash and cash equivalents of $31.3 million for the six months ended June30, 2008, was primarily due to payment of $68.2 million in connection with our accelerated stock repurchase program, payment of $6.2 million to Sunplus and Oracle in connection with the investment in intangibles and software and $4.6 million investments in property, plant and equipment, partially offset by cash received on sale of the investments, net of purchases, of $32.7 million, cash received on exercise of stock options and for purchases of stock by employees under the ESPP of $3.0 million, and cash generated from operations of $11.5 million.

Accounts Receivable, Net.

	June 30,	December 31,
	2008	2007	Change
	(dollars in thousands)
Accounts receivable, net	$28,636	$21,254	34.7%

Net accounts receivable as of June 30, 2008 represents 37 days of sales outstanding. This compares to 22 days of sales outstanding on December 31, 2007. The accounts receivable balance as of December 31, 2007 was lower due to a high level of collections at year end. The increase in accounts receivable of $7.4 million was in line with our expectations and reflects increased invoicing activity in the month of June 2008 as compared to December 2007.

Inventory.

	June 30,	December 31,
	2008	2007	Change
	(dollars in thousands)
Inventory	$17,686	$20,198	-12.4%

Our inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and is charged to the provision for inventory, which is a component of our cost of sales. Inventory decreased primarily due to lower manufacturing and outside processing costs through negotiation, use of vendors offering better pricing, increasing use of company-owned testing equipments, implementation of enhanced tools enabling better inventory control, all resulting in lower inventory balance.

Financial Outlook

The following is Silicon Image’s current financial outlook for the third quarter of 2008:

•	Revenue: $75 million - $77 million
•	Gross margin: 56% - 57%
•	Operating expenses: $43 million - $44 million
•	Interest Income: $0.9 million - $1.0 million
•	Effective tax rate: 30% - 35%
•	Diluted shares outstanding: approximately 75 million

For the full year of 2008, Silicon Image expects

•	Revenue: $284 million - $289 million
•	Gross margin: 57% - 58%
•	Operating expenses: $171 million - $173 million
•	Effective tax rate: 30% - 35%
•	Diluted shares outstanding: approximately 75 million on December 31, 2008

Commitments and Contractual Obligations

See Note 9. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements under Part I Item I of this report.

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

Liquidity and Capital Resource Requirements

Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of licensing revenue, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities; we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

A sensitivity analysis was performed on our investment portfolio as of June 30, 2008. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$315,000	$630,000	$940,000

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, British Pound, the South Korean Won, Taiwan Dollar and the Chinese Yuan. The effect of any adverse changes in foreign currency exchange rates may impact our future operating results or cash flows as any such changes in our currency exchange rate may result in increased ongoing research and development or sales and marketing costs in our foreign operations. Additionally, some of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Subsequent to the end of the second quarter, we entered into forward contracts to hedge a portion of our foreign currency expenses incurred in Euros, Japanese Yen and British Pounds.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our CE product revenue, which comprised of approximately 63.7% and 63.5% of total revenue for the three and six months ended June 30, 2008 respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. If the US economy or other economies around the world move into recession, we expect that the demand for overall consumer electronics will be adversely affected and therefore, demand for our CE, PC and storage products and our operating results will be adversely affected as well.

The licensing component of our business strategy increases business risk and volatility.

Part of our business strategy is to license intellectual property (IP) through agreements with companies whereby companies incorporate our IP into their respective technologies that address markets in which we do not want to directly participate. There can be no assurance that additional companies will be interested in purchasing these virtual products on commercially favorable terms or at all. We also cannot ensure that companies who purchase our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. The IP agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin content, the sales of these virtual products can have a disproportionate impact on gross profit and profitability. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from these transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

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

Our future growth and success depends on our ability to develop and bring to market on a timely basis new products, such as our HDTV input processors and MHL products, which we have recently introduced into the market. There can be no assurance that we will be successful in developing and marketing these new or other future products, such as our Personal Entertainment Network (PEN) products under development. Moreover, there is no assurance that our new or future products will achieve the desired level of market acceptance in the anticipated timeframes or that any such new or future products will contribute significantly to our revenue. Our new products face significant competition from established companies that have been selling competitive products for longer periods of time than we have.

Demand for our HDMI based products is dependent on continued adoption and widespread implementation of the HDMI specification.

Our success in the HDMI market is largely dependent upon the continued adoption and widespread implementation of the HDMI specification. Demand for our products may be inhibited by unanticipated unfavorable changes in or new regulations that delay or impede the transition to digital broadcast technologies in the U.S. or abroad. Demand for our consumer electronics products may also be inhibited in the event of negative consumer experience with HDMI technology as more consumers put it into service. Transmission of audio and video from “player devices” (such as a DVD player or set-top box) to intermediary devices (such as an audio-video receiver (“AVR”) to displays (such as an HDTV) over HDMI with HDCP represents a combination of new technologies working in concert. Complexities with these technologies, the interactions between content protection technologies and HDMI with HDCP and the variability in HDMI implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Also, the user experience associated with audiovisual transmissions over HDMI with HDCP is unproven and users may reject products incorporating these technologies or they may require more customer support than expected. Delays or difficulties in integration of these technologies into products or failure of products incorporating this technology to achieve market acceptance could have an adverse effect on our business. In addition, we believe that the rate of HDMI adoption may be affected by changes in FCC rules and European Information Communications and Consumer Electronics Technology Industry Associations (EICTA) and Cable & Satellite Broadcasting Association of Asia (CASBAA) recommendations described below.

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

The HDMI founders decided to reduce the annual license fee payable by HDMI adopters from $15,000 to $10,000 per year effective on November 1, 2006 for all adopters after that date in order to encourage more widespread adoption of HDMI. The annual fees collected by our subsidiary HDMI Licensing, LLC are recognized as revenues by us. Accordingly, if there are not sufficient new adopters of HDMI to offset the reduction in the annual license fee payable per adopter, our revenues will be negatively impacted. In addition, during 2007, at a founders meeting, the founders decided to share the HDMI adopter’s royalty revenues among the various founders. Our subsidiary no longer receives 100% of the HDMI adopter royalty revenues.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended June 30, 2008, shipments to World Peace Industrial, Microtek Corporation, and Innotech Corporation generated 15.3%, 12.3% and 12.2% of our revenue, respectively. For the six months ended June 30, 2008, shipments to World Peace Industrial, Microtek Corporation, and Innotech Corporation generated 14.9%, 12.3% and 11.6% of our revenue, respectively. For the three  months ended June 30, 2007, shipments to Innotech Corporation, Microtek Corporation and World Peace Industrial, generated 18.3%, 12.5% and 11.7% of our revenue, respectively. For the six months ended June 30, 2007, shipments to Innotech Corporation, Microtek Corporation and World Peace Industrial, generated 16.6%, 13.2%, 10.5% of our revenue respectively.  In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

We sell our products through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

Many original equipment manufacturers (“OEM”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 53.3% and 52.6% of our revenue for the three and six months ended June, 2008 ,respectively. Distributors generated 42.9% and 42.5% of our revenue for the three and six months ended June 30, 2007, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

There are risks to our global strategy

In 2006, we implemented a global strategy that involves maintaining operations in various countries around the world. We believe that, in the long run, we will realize certain operational benefits from this global strategy as well as achieve an overall lower tax rate. However, the effectiveness of the strategy requires, in addition to maintaining and increasing profitability, maintenance of a certain corporate structure and various compliance activities required by foreign jurisdictions in support of the structure. Should management fail to adhere to the these compliance requirements or fail to maintain supportive processes, our ability to realize the expected benefits of our global strategy may be jeopardized, which may adversely affect our business, operating results or financial condition.

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and six months ended June 30, 2008, approximately 83.3% and 81.8% of our revenue, respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

We intend to promote and continue to be involved and actively participate in other standard setting initiatives. For example, we also recently joined the Serial Port Memory Technology Working Group (SPMTWG) to develop and promote a new memory technology. Accordingly, we may license additional elements of our intellectual property to others for use in implementing, developing, promoting or adopting standards in our target markets, in certain circumstances at little or no cost. This may make it easier for others to compete with us in such markets. In addition, even if we receive license fees and/or royalties in connection with the licensing of our intellectual property, there can be no assurance that such license fees and/or royalties will adequately compensate us for having to license our intellectual property.

Our success depends in part on our relationships with Sunplus and other strategic partners.

We have entered into and expect to continue to enter into, strategic partnerships with third parties. In February 2007, we entered into a licensing agreement with Sunplus Technology, which grants us the rights to use and further develop advanced intellectual property (“IP”) technology. We believe that the IP licensed under this agreement will enhance our ability to develop DTV technology and other consumer product offerings. but the success of the arrangement depends upon our successful integration of the operations of the former sci-worx, which will be critical to our ability to develop products based on the licensed IP. The success of this strategic relationship also depends upon the continued market acceptance of our HDTV and consumer products. There is no assurance that we will be successful in integrating the operations of sci-worx or in developing successful products based on the Sunplus technology. While our relationship with Sunplus and other strategic partners are designed to drive revenue growth and adoption of our technologies and industry standards promulgated by us and also reduce our research and development expenses, there is no guarantee that these strategic partnerships will be successful. Negotiating and performing under these strategic partnerships involves significant time and expense; we may not realize anticipated increases in revenue, standards adoption or cost savings; and these strategic partnerships may make it easier for the third parties to compete with us; any of which may have a negative effect our business and results of operations.

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

On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”). The complaint charges Analogix with copyright infringement, misappropriation of trade secrets and unfair competition under California law. The lawsuit alleges that Analogix, without authorization and in violation of our intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to our proprietary and confidential information, violated our copyright protection and unfairly competed with Silicon Image in the marketplace.  In addition to seeking monetary damages in an amount to be determined at trial, we seek an injunction barring Analogix from misappropriation of Silicon Image’s trade secrets.  On June 18, 2007, Analogix filed a counterclaim alleging that we breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within the Company. The court has set a trial date for September 29, 2008.

On June 11, 2008, Analogix filed a lawsuit in the United States District Court for the Northern District of California against Silicon Image alleging violations of the Sherman Act Sections 1 and 2, Cartwright Act, and Section 17200 of the California Business and Professions Code.  The complaint seeks monetary damages and injunctive relief.  The complaint alleges that Silicon Image, and co-defendants HDMI Licensing, LLC and Simplay Labs, LLC, conspired with the founders of the HDMI Consortium in violation of the antitrust laws.  Specifically, the complaint claims that the defendants and the founders of the HDMI Consortium have created certain structural advantages and engaged in anti-competitive conduct for the purpose of monopolizing the markets for HDMI Solutions and Discrete HDMI Solutions.  Silicon Image believes the HDMI Consortium is pro-competitive, bringing critical technology to the market and enabling hundreds of adopters to supply HDMI-enabled products.  We intend to vigorously contest Analogix’s claims.  The court has yet to set a trial date.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. In addition, we may reassess the implementation or testing of certain of our current controls as a result of the 2007 release of Public Company Accounting Oversight Board Auditing Standard No. 5, which may lead to modifications in such controls. These modifications could affect the overall effectiveness or evaluation of the control system in the future by us or our independent registered public accounting firm. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Securities class action suits and derivative suits are often brought against companies, particularly technology companies, following periods of volatility in the market price of their securities. Defending against these suits, even if meritless, can result in substantial costs to us and could divert the attention of our management. On December 7, 2001, we and certain of our officers and directors were named as defendants along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, we, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The court has not yet decided the class certification motion. On November 13, 2007 defendants in the six focus cases field a motion to dismiss the complaint for failure to state a claim, which the district court denied on March 8, 2008.

We and certain of our officers have also been named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado and Robert Gargus,” commenced on January 31, 2005. Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of our officers and directors violated securities laws and made alleged misstatements of material facts. For more information, please see Part I, Item I of this report. Uncertainties inherent in litigation prevent us from predicting the outcome of this litigation and while it remains pending it may divert management attention, cause us to incur unanticipated expenses and consume other resources.

Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in areas susceptible to natural disasters.

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Siliconware Precision Industries Co. Ltd (“SPIL”), Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the three and six months ended June 30, 2008, customers and distributors located in Japan generated 29.8% and 30.5% of our revenue, respectively and customers and distributors located in Taiwan generated 19.5% and 20.0% of our revenue, respectively. For the three and six months ended June 30, 2007, customers and distributors located in Japan generated 34.7% of our revenue in each period and customers and distributors located in Taiwan generated 19.9% and 18.9% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters. Our business would be negatively affected if any of the following occurred:

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on May 21, 2008. The first matter voted upon at the meeting was the election of two Class III directors to serve until the 2011 Annual Meeting of Stockholders. At the meeting, Steve Tirade and William Raduchel were elected as Class III directors, in an uncontested election, by the following vote:

Name	Shares for	Shares Against	Shares Abstaining	Shares Witheld	Broker Non Votes
Steve Tirado	62,083,055	-	-	4,992,599	-
William Raduchel	61,915,201	-	-	5,160,453	-

Our board of directors consists of seven members and is divided into three classes, with each class serving staggered three-year terms. The term of the Class I directors, currently Peter Hanelt and William George, will expire at the 2009 Annual Meeting of Stockholders and the term of the Class II directors, currently Masood Jabbar and John Hodge, will expire at the 2010 annual meeting of stockholders.

The second matter voted upon at the meeting was the approval of the 2008 Equity Incentive Plan to replace the 1999 Equity Incentive Plan. The 2008 Equity Incentive Plan term commences on May 21, 2008 and will terminate on May 21, 2018. At the meeting,  the 2008 Equity Incentive Plan was approved by the following vote:

	Shares for	Shares Against	Shares Abstaining	Shares Witheld	Broker Non Votes
2008 Equity Incentive Plan	24,735,080	9,483,053	224,419	-	32,633,102

The third matter voted upon at the meeting was the approval of the amendment of the 1999 Employee Stock Purchase Plan to extend term of the plan to August 15, 2018. The extension of the plan was approved by the following vote:

	Shares for	Shares Against	Shares Abstaining	Shares Witheld	Broker Non Votes
1999 Employee Stock Purchase Plan	32,676,038	1,620,533	145,981	-	32,633,102

The fourth matter voted upon at the meeting was the ratification of the appointment of Deloitte & Touche LLP as Silicon Image’s independent registered public accounting firm for the fiscal year ending December 31, 2008. At the meeting, the appointment of Deloitte & Touche LLP as independent accountants was ratified by the following vote:

	Shares for	Shares Against	Shares Abstaining	Shares Witheld	Broker Non Votes
Appointment of Deloitte & Touche LLP	66,071,222	639,624	364,808	-	-

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

10.01*	Employee Bonus plan (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on April 29, 2008).
10.02*	2008 Equity Incentive plan (Incorporated by reference to Exhibit 4.07 to the Registrant’s current report on Form S-8 filed on May 23, 2008).
10.03*	ESPP 1999 Plan Document including UK Sub-Plan As Amended (Incorporated by reference to Exhibit 4.05 to the Registrant’s current report on Form S-8 filed on May 23, 2008).
10.04*
Enrollment forms, subscription agreements, notice of suspension, notice of withdrawal and joint election (for UK employees) related to the Employee Stock Purchase Pla
(incorporated by reference to Exhibit 10.04 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2008).

10.05*
Forms of notice of grant of stock options and awards, notice of grant of stock bonus award, notice of grant of stock appreciation right award, employee and non-employee director of stock option agreement related to the 2008 Equity Incentive Plan.

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
____________

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

Date: July 25, 2008	/s/ Harold L. Covert
Harold L. Covert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.01*	Employee Bonus plan (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on April 29, 2008).
10.02*	2008 Equity Incentive plan (Incorporated by reference to Exhibit 4.07 to the Registrant’s current report on Form S-8 filed on May 23, 2008).
10.03*	ESPP 1999 Plan Document including UK Sub-Plan As Amended (Incorporated by reference to Exhibit 4.05 to the Registrant’s current report on Form S-8 filed on May 23, 2008).
10.04*
Enrollment forms, subscription agreements, notice of suspension, notice of withdrawal and joint election (for UK employees) related to the Employee Stock Purchase Plan
(incorporated by reference to Exhibit 10.04 to Registrant’s Annual Report on Form 10-K filed with the Commission on February 27, 2008).

10.05*
Forms of notice of grant of stock options and awards, notice of grant of stock bonus award, notice of grant of stock appreciation right award, employee and non-employee director of stock option agreement related to the 2008 Equity Incentive Plan.

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the arbanes-Oxley Act of 2002.
____________

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.