Form 10-Q
period 2008-09-30
SILICON IMAGE INC
filed 2008-10-24
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, there were 74,063,293 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Quarterly Report on Form 10-Q
Three and Nine months Ended
September 30, 2008

EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$72,368	$137,822
Short-term investments	128,171	111,889
Accounts receivable, net of allowances for doubtful accounts $1,930 at September 30, 2008 and $1,565 at December 31, 2007	23,603	21,254
Inventories	16,503	20,198
Prepaid expenses and other current assets	9,629	13,732
Deferred income taxes, current	4,881	3,984
Total current assets	255,155	308,879
Property and equipment, net	21,606	24,191
Goodwill	19,210	19,210
Intangible assets, net	34,508	39,269
Deferred income taxes, non-current	24,387	19,978
Other assets	1,357	1,421
Total assets	$356,223	$412,948
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,096	$17,892
Accrued and other current liabilities	18,033	36,996
Deferred license revenue	3,045	3,860
Deferred margin on sales to distributors	23,892	26,443
Total current liabilities	77,066	85,191
Other long-term liabilities	10,738	13,910
Total liabilities	87,804	99,101
Commitments and contingencies (See Note 9)
Stockholders’ Equity:
Common stock	92	90
Treasury stock	(106,276)	(38,096)
Additional paid-in capital	437,456	418,796
Accumulated deficit	(62,043)	(67,093)
Accumulated other comprehensive income (loss)	(810)	150
Total stockholders’ equity	268,419	313,847
Total liabilities and stockholders’ equity	$356,223	$412,948

See accompanying Notes to Condensed Consolidated Financial Statements.
`

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Product	$64,974	$74,827	$183,997	$197,698
Licensing	12,802	11,455	30,975	37,474
Total revenue	77,776	86,282	214,972	235,172
Cost of revenue and operating expenses:
Cost of revenue (1)	31,741	37,500	88,985	105,196
Research and development (2)	20,714	20,489	64,554	56,709
Selling, general and administrative (3)	17,468	16,827	54,853	51,122
Amortization of intangible assets	1,587	540	4,761	1,692
Restructuring expenses (Note 15)	1,876	-	1,876	-
Total cost of revenue and operating expenses	73,386	75,356	215,029	214,719
Income (loss) from operations	4,390	10,926	(57)	20,453
Interest income and other, net	1,798	2,302	5,094	8,618
Income before income taxes	6,188	13,228	5,037	29,071
Provision (benefit) for income taxes	114	9,118	(13)	17,673
Net income	$6,074	$4,110	$5,050	$11,398

Net income per share – basic and diluted	$0.08	$0.05	$0.07	$0.13
Weighted average shares – basic	73,861	84,489	76,088	86,008
Weighted average shares – diluted	75,334	85,937	77,185	88,063
_________________
(1) Includes stock-based compensation expense	$351	$421	$1,132	$1,210
(2) Includes stock-based compensation expense	1,753	2,181	5,200	6,545
(3) Includes stock-based compensation expense	2,004	2,731	8,057	6,796

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,050	$11,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,894	7,456
Amortization of intangible assets	4,761	1,692
Provision for doubtful accounts	621	450
Stock-based compensation expense	14,389	14,549
Income tax benefit (deficiency) from employee based compensation plans	(475)	789
Excess tax benefits from employee stock transactions	(527)	(2,880)
(Accretion) of investment discount/Amortization of investment premium	768	(260)
Realized gain on investments	(106)	(27)
Non-cash restructuring expenses	459
Loss on disposal of property and equipment	562	995
Deferred income taxes	(5,306)	(206)
Changes in assets and liabilities:
Accounts receivable	(2,835)	(3,029)
Inventories	3,695	8,736
Prepaid expenses and other assets	4,167	1,167
Accounts payable	4,590	6,421
Accrued liabilities and other liabilities	(7,090)	(22,263)
Deferred revenue	(815)	(839)
Deferred margin on sales to distributors	(2,551)	12,852
Cash provided by operating activities	27,251	37,001
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	171,231	100,434
Purchases of short-term investments	(188,443)	(26,287)
Business acquisition, net of cash acquired	-	(13,751)
Purchases of property and equipment	(6,028)	(10,105)
Purchase of intellectual property	-	(15,040)
Cash provided by (used in) investing activities	(23,240)	35,251
Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,748	12,305
Excess tax benefits from employee stock transactions	527	2,880
Payment for vendor financed software and intangibles purchased	(6,153)	(528)
Payments to acquire treasury stock	(68,180)	(38,096)
Cash used in financing activities	(69,058)	(23,439)
Effect of exchange rate changes on cash and cash equivalents	(407)	(76)
Net increase (decrease) in cash and cash equivalents	(65,454)	48,737
Cash and cash equivalents — beginning of period	137,822	81,921
Cash and cash equivalents — end of period	$72,368	$130,658

Supplemental cash flow information:
Cash payment for interest	$38	$33
Cash payment for income taxes	1,924	29,018
Unrealized net gain (loss) on investment securities	(399)	163
Property and equipment purchased but not paid for	302	1,604

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. and its subsidiaries (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2007 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image as of September 30, 2008 and December 31, 2007, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 is not necessarily indicative of future operating results to be expected for the fiscal year ending December 31, 2008.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of revenue generated by our Simplay subsidiary from the “Licensing revenue” caption to “Product revenue” and revenue between our lines of business, in order to more closely align our revenue presentation with our key operating metrics. We have also renamed the caption “Development, licensing and royalty” revenue as “Licensing revenue”.

2. Recent Accounting Pronouncements

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

Financial Instruments

The Company accounts for its investments in debt securities under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and re evaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by FSP 115-1/124-1 and Emerging Issues Task Force ("EITF") No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statements of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Derivative Instruments

The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company accounts for derivative instruments in accordance with authoritative accounting standards, including Statement of Financial Accounting Standards (SFAS) 133 - Accounting for Derivative Instruments and Hedging Activities and SFAS 52 - Foreign Currency Translation. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

         Further information about the Company’s derivative instruments may be found in Note 14 below.

4. Stock-Based Compensation

The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers and non-employee board members. This program includes incentive and non-statutory stock option grants, grants of restricted stock units (RSUs) and an automatic grant program for non-employee board members pursuant to which non-employee board members will receive option grants at designated intervals over their period of board service. Stock option grants to employees and officers under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. Stock option grants to members of our Board of Directors vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of the Company. RSU grants generally vest over a one to four year period and certain of the RSU grants also have performance based vesting criteria. Additionally, the Company has an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date or on the last day of the six-month offering period.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Employee stock option plans:
Expected life in years	4.8	4.9	4.8	4.9
Expected volatility	62.0%	68.0%	64.5%	73.4%
Risk-free interest rate	3.2%	4.4%	2.8%	4.6%
Expected dividends	none	none	none	none
Weighted average fair value	$3.19	$3.18	$2.82	$5.73

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	45.7%	51.4%	65.8%	51.3%
Risk-free interest rate	2.1%	5.1%	3.0%	5.1%
Expected dividends	none	none	none	none
Weighted average fair value	$2.01	$2.08	$1.77	$2.62

        For the three months ended September 30, 2008, 358,311 shares were purchased under the ESPP program.

Stock-based Compensation Expense

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of sales	$351	421	$1,132	1,210
Research and development	1,753	2,181	5,200	6,545
Selling, general and administrative	2,004	2,731	8,057	6,796
	$4,108	$5,333	$14,389	$14,551

Stock Option Activity

The following is a summary of option activity for our Stock Option Plans excluding RSUs (in thousands, except weighted average exercise price):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2008	14,030	$8.92	6.75	$3,576
Granted	1,366	5.12
Exercised	(480)	3.55
Cancellations	(805)	10.08
Outstanding at September 30, 2008	14,111	$8.66	6.42	$5,166

Vested and expected to vest at September 30, 2008	13,184	$8.74	6.28	$4,950
Exercisable at September 30, 2008	9,371	$8.95	5.54	$4,293

At September 30, 2008, the total compensation cost related to options granted to employees under our share-based compensation plans but not yet recognized was approximately $25.4 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis, and the weighted average period of this expense is approximately 2.5 years.

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

A summary of the RSUs outstanding as of September 30, 2008 is as follows: (in thousands):

	Number of RSUs	Aggregate Intrinsic Value
Outstanding at January 1, 2008	-	-
Granted	3,777	-
Cancellations	(54)	-
Outstanding at September 30, 2008	3,723	$19,880
Expected to vest at September 30, 2008	1,338	$7,145

As of September 30, 2008, the Company had $4.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.5 years.

5. Stock Repurchase Program

In February 2007, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $100.0 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. As of December 31, 2007, we had repurchased a total of 5.0 million shares at a total cost of $38.1 million. In February 2008, our Board of Directors authorized an additional $100 million stock repurchase program, under which shares may be repurchased over a period of three years, to commence following completion of our accelerated stock repurchase plan (“ASR”) (see below). Purchases under this program may be increased, decreased or discontinued at any time without prior notice.

In February 2008, we entered into an accelerated stock repurchase agreement (ASR) with Credit Suisse International (Credit Suisse), to purchase shares of common stock for an aggregate purchase price of approximately $62 million paid in February 2008.  We received 11.5 million shares under the agreement, based on a predetermined price, which was subject to an adjustment based on the volume weighted average price during the term of the ASR. In accordance with the ASR agreement, on June 25, 2008, we chose to settle the arrangement in cash (rather than shares) and made a final payment of approximately $6.2 million for the purchase of shares.  The ASR terminated on June 30, 2008 (‘termination date’) with final settlement taking place in July 2008 (“settlement date”). On the settlement date, Credit Suisse returned approximately $1 million based on the volume weighted average share price during the period. In accordance with the relevant accounting guidance, we reflected the 11.5 million shares repurchased and the $68.2 million paid to Credit Suisse as treasury stock and recorded the $1 million received as part of other income in the statement of operations in the second and third quarters of 2008.

With the above repurchase, the Company completed its original stock repurchase program of February 2007 and additionally repurchased approximately $5 million of its stock under the current $100 million stock repurchase program approved by the Board of Directors in February 2008.

6. Comprehensive income

The components of comprehensive income, net of related taxes, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$6,074	$4,110	$5,050	$11,398
Change in unrealized value of investments	(371)	28	(400)	163
Effective portion of cash flow hedges	(284)	-	(284)	-
Foreign currency translation adjustments	(409)	49	(276)	(76)
Total comprehensive income	$5,010	$4,187	$4,090	$11,485

7. Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period and diluted net income per share is computed using the weighted-average number of common shares and diluted equivalents outstanding during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income	$6,074	$4,110	$5,050	$11,398

Weighted average shares – basic	73,861	84,489	76,088	86,008
Weighted average shares – diluted	75,334	85,937	77,185	88,063
Net income per share – basic and diluted	$0.08	$0.05	$0.07	$0.13

The following is a reconciliation of the weighted-average common shares used to calculate basic net income per share to the weighted-average common shares used to calculate diluted net income per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted-average common shares for basic net income per share	73,861	84,489	76,088	86,008
Weighted-average dilutive stock options and restricted stock units outstanding under the treasury stock method	1,473	1,448	1,097	2,055
Total	75,334	85,937	77,185	88,063

For the three and nine months ended September 30, 2008, approximately 11.0 million and 12.3 million, outstanding stock options were excluded from the calculation of diluted net income per share, respectively, because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2007, approximately 11.7 million and 11.2 million, outstanding stock options were excluded from the calculation of diluted net income per share, respectively.

8. Balance Sheet Components

	September 30, 2008	December 31, 2007
	(in thousands)
Inventories:
Raw materials	$3,173	$3,132
Work in process	2,346	2,719
Finished goods	10,984	14,347
Total inventories	$16,503	$20,198

Property and equipment
Computers and software	$24,929	$29,950
Equipment	24,681	28,188
Furniture and fixtures	3,357	4,061
	52,967	62,199
Less: accumulated depreciation	(31,361)	(38,008)
Total property and equipment, net	$21,606	$24,191

Accrued and other liabilities:
Accrued payroll and related expenses	$5,078	$5,586
Payable related to intangibles acquired	2,500	17,500
Restructuring Accrual	882	-
Accrued legal fees	1,009	970
Other accrued liabilities	8,564	12,940
Total accrued and other current liabilities	$18,033	$36,996

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

On July 31, 2007, we received a demand on behalf of alleged shareholder Vanessa Simmonds that our board of directors prosecute a claim against the underwriters of our initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of our initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us and seeks no relief from us.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The parties entered into a stipulation, entered as an order by the court that we are not required to answer or otherwise respond to the amended complaint.  Accordingly, we did not join the motion to dismiss filed by certain issuers.  The court has yet to rule on either motion to dismiss.

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

On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”). The complaint charges Analogix with copyright infringement, misappropriation of trade secrets and unfair competition under California law. The lawsuit alleges that Analogix, without authorization and in violation of our intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to our proprietary and confidential information, violated our copyright protection and unfairly competed with Silicon Image in the marketplace.  In addition to seeking monetary damages in an amount to be determined at trial, we seek an injunction barring Analogix from the misappropriation of Silicon Image’s trade secrets.  On June 18, 2007, Analogix filed a counterclaim alleging that we breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within Silicon Image. The court has set a trial date for January 26, 2009.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table represents our future minimum payments under our operating leases, inventory and other non-inventory purchase outstanding at September 30, 2008 (in thousands):

Contractual obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating lease obligations	$7,872	$3,735	$4,078	$59	$-
Intangibles purchase commitments	6,823	4,424	2,399	-	-
Total contractual obligations	$14,695	$8,159	$6,477	$59	$-

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

Revenue by geographic area was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Japan	$12,516	$31,787	$52,697	$83,515
Taiwan	13,878	11,232	39,715	39,380
United States	13,461	20,374	38,443	48,994
Hong Kong	12,364	6,486	25,340	14,611
Europe	5,470	5,718	22,367	18,789
Korea	3,300	4,682	10,307	13,430
Other	16,787	6,003	26,103	16,453
Total revenue	$77,776	$86,282	$214,972	$235,172

       Revenue by product line was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Consumer Electronics (1)	$55,883	$68,219	$155,728	$181,553
Personal Computer (1)	11,713	9,362	34,640	28,659
Storage (1)	10,180	8,701	24,604	24,960
Total revenue	$77,776	$86,282	$214,972	$235,172
____________
(1)	Includes licensing revenue

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Consumer Electronics	$46,157	$60,928	$133,222	$155,444
Personal Computer	9,704	7,696	30,681	24,663
Storage	9,113	6,203	20,094	17,591
Licensing revenue	12,802	11,455	30,975	37,474
Total revenue	$77,776	$86,282	$214,972	$235,172

For the three months ended September 30, 2008, shipments to Innotech Corporation, World Peace Industrial, Weikeng Industrial Co.  Ltd, and Microtek, Inc. generated 12.4%, 12.0%, 11.0% and 10.2% of our revenue, respectively. For the nine months ended September 30, 2008, shipments to World Peace Industrial, Innotech Corporation, Microtek, Inc. and Weikeng Industrial Co. Ltd. generated 13.8%, 11.9% 11.5% and 10.0% of our revenue, respectively.

For the three months ended September 30, 2007, shipments to Innotech, Microtek, World Peace and Samsung Electronics, generated 15.3%, 15.9% 13.5% and 10%, respectively, of our revenue. For the nine months ended September 30, 2007, shipments to Microtek, Innotech and World Peace, generated 14.2%, 16.1% and 11.6%, respectively, of our revenue.

Location of long lived assets comprising of property plant and equipment are as follows (in thousands):

	September 30, 2008	December 31, 2007
Long-lived assets US	$17,656	$20,927
Germany	1,803	1,500
Other foreign countries	2,147	1,764
Total	$21,606	$24,191

11. Provision (benefit) for Income Taxes

For the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $114,000 and a benefit of ($13,000), respectively. The effective tax rate for the three and nine months ended September 30, 2008 was 1.8% and (0.3%) respectively. The effective tax rate is based on projected taxable income for 2008.

      For the three and nine months ended September 30, 2007, we recorded a provision for income taxes of $9.1 million and $17.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2007 was 68.9% and 60.8% respectively and was based on our projected taxable income for 2007. The effective tax rate for the three months ended September 30, 2007 of 68.9% was comprised of 53.8% Federal, 1.2% State and 13.9% foreign, respectively.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. As a result of the adoption of FIN 48, we recorded a reduction to opening retained earnings as of January 1, 2007 of approximately $5.1 million related primarily to our measurement of certain tax credits based on the requirements of FIN 48. We have historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN 48, we reclassified $5.6 million from current taxes payable to other long term liabilities. In addition, we further increased other long term liabilities by $4.0 million, decreased current deferred tax assets by $2.3 million and increased non-current deferred tax assets by $1.3 million. As of the adoption date, we had gross tax effected unrecognized tax benefits of approximately $14.4 million of which $11.5 million, if recognized, would have affected the effective tax rate.

Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The provision for income taxes for the three and nine months ended September 30, 2008 included approximately $141,000 and $339,000 of accrued interest related to unrecognized tax benefits, respectively. We conduct business globally and, as a result, we and our subsidiaries file income tax returns in various jurisdictions throughout the world including the U.S. federal and various U.S. state jurisdictions as well as various foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. We remain subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. We also remain subject to examination in most foreign jurisdictions for all years since 2002 or the year we began operations in those countries if later. We are not aware of any material income tax examinations in progress at this time.

12. Investment in Intellectual Property

In February 2007, we entered into an agreement with Sunplus Technology Co., Ltd. (Sunplus) to license certain technology (Sunplus IP) from Sunplus for $40.0 million, as described below, and to license certain of our intellectual property (Silicon Image IP) to Sunplus for $5.0 million. The purpose of this licensing agreement is to obtain advanced technology for development of our future products. The agreement provides for us to pay an aggregate of $40.0 million to Sunplus, $35.0 million of which is payable in consideration for the Sunplus IP and related deliverables, and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through September 30, 2008, we have paid Sunplus $24.4 million of the consideration for the licensed technology and related deliverables and support. We are required to pay the remaining $15.6 million as follows: (a) $5 million is due upon the determination that the delivered technology meets certain functionality tests; (b) $7.5 million is due on September 30, 2008; and (c) $3.1 million is due quarterly over a two-year period ending in the second quarter of 2009. In accordance with SFAS No. 142 Goodwill and Other Intangibles, we will evaluate the Sunplus IP for impairment whenever indicators of impairment exist.

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

The following table sets forth our cash and cash equivalents and short-term investments as of September 30, 2008, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at fair value

Cash and cash equivalents and Short-term investments	$23,940	$153,509		$177,449
Total Assets	$23,940	$153,509	$-	$177,449

Cash and cash equivalents and short term investments in the above table excludes $23.1 million in cash held by us or in our accounts with investment fund managers as of September 30, 2008. During the three months ended September 30, 2008, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Our foreign currency forward contracts discussed in Note 14 below are measured at Level 1 fair value. As of September 30, 2008, the outstanding foreign exchange contracts had a notional value of $3.7 million and had a unrealized loss of $284,000 recorded in accumulated other comprehensive income as part of stockholders' equity in the condensed consolidated balance sheet as of September 30, 2008.

14. Derivative Instruments

Effective Q3 2008, we began using derivative instruments primarily to manage exposures to foreign currency fluctuations on forecasted cash flows and balances primarily denominated in Euro, British Pound and Japanese Yen. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. Our derivatives expose us to credit and non performance risks to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risks by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

Foreign Currency Derivatives

As of September 30, 2008, the outstanding foreign exchange contracts had a notional value of $3.7 million and had a unrealized loss of $284,000 recorded in accumulated other comprehensive income as part of stockholders' equity in the condensed consolidated balance sheet as of September 30, 2008.

15. Restructuring and asset impairment charges

In July 2008, management approved a restructuring plan to improve the effectiveness and efficiency of our operating model as part of our program to pursue continuous improvement. A portion of this program involves other actions which do not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. During the quarter ended September 30, 2008, we incurred $1.8 million in restructuring charges. These charges include $1.4 million related to employee severance and benefit arrangements due to termination of 20 employees and a charge of $459,000 to accelerate the depreciation of certain long-lived assets as a result of our decision to discontinue the use of such assets. Our restructuring is substantially complete and we expect to complete the payouts under the restructuring program by July 2009.

The following table presents restructuring activity for the quarter ended September 30, 2008 (in thousands):

	Employee Severance and benefits	Fixed Assets	Total

Accrued restructuring balance as of July 1, 2008	$-	$-	$-
Additional accruals	1,417	459	1,876
Cash payments	(535)	-	(535)
Non-cash settlements	-	(459)	(459)
Accrued restructuring balance as of September 30, 2008	$882	$-	$882

The operating accruals have been reflected as restructuring expenses on the consolidated condensed statements of operations. The remaining accrual as of September 30, 2008 relates to severance benefits we expects to pay in the next 12 months.

16. Goodwill

We conducted our annual impairment test for goodwill on the last day of the third quarter of 2008 and concluded that goodwill was not impaired as of that date.

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

We are headquartered in Sunnyvale, California. Our Internet website address is www.SiliconImage.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q or the Annual Report on Form 10-K. We make available through our Internet website free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

SATA Software

The preferred interface for SATA host controllers is Advanced Host Controller Interface (AHCI), which allows advanced features of SATA such as hot plug and Native Command Queueing (NCQ). If AHCI is not enabled by the motherboard and chipset, SATA controllers typically operate in  “IDE emulation” mode.  Windows device drivers that are labeled as SATA are usually running in IDE emulation mode unless they explicitly state that they are AHCI. While the drivers included with Windows XP do not support AHCI, we have implemented proprietary AHCI drivers to support the features of our advanced host controllers.  Windows Vista and the current versions of Mac OS X and Linux have native support for AHCI.

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

Serial Port Memory Technology (SPMT)

     SPMT is a new memory interface architecture that Silicon Image and other leading semiconductor companies are currently developing. SPMT is initially targeted for Dynamic Random Access Memory (DRAM) chips, that employs a serial interface architecture rather than a parallel interface architecture as commonly found in current memory offerings. This new architecture will enable greater bandwidth flexibility, significantly reduced pin count, lower power demand and savings on overall system cost. As consumers demand more rich features, mobile device manufacturers are faced with the challenge and expense of adding more processors to deliver this functionality – and that requires faster and denser memory. By shifting from parallel to serial interface technology, you can:

·	Reduce pin count by a minimum of 40 percent
·	Provide a bandwidth range from 3.2-6.4GB/s and higher
·	Reduce input/output power by 50 percent or more over other currently available DRAM offerings
·	Provide the ability to use either a single port or multiple ports into a single SPMT-enabled memory chip

      All of the above directly translate into lowering overall system cost.

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 52.4% and 54.7% of our total revenue for the three and nine months ended September 30, 2008, respectively, compared to 60.5% and 56.1% of our total revenue for the same periods of 2007, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three and nine months ended September 30, 2008, 47.4% and 50.7% of our revenue, respectively, was generated through distributors, compared to 50.9% and 45.6% in the comparable periods of 2007, respectively.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, generated 75.7% and 71.7% of our revenue in the three and nine months ended September 30, 2008, respectively, compared to 69.7% and 71.0% for the same periods of  2007. The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars except for a relatively insignificant portion generated in Euros through our subsidiary in Germany.

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

Results of Operations

REVENUE

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$64,974	$74,827	-13.2%	$183,997	$197,698	-6.9%
Licensing revenue	12,802	11,455	11.8%	30,975	37,474	-17.3%
Total revenue	$77,776	$86,282	-9.9%	$214,972	$235,172	-8.6%

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics (1)	$55,883	$68,219	-18.1%	$155,728	$181,553	-14.2%
Personal Computers (1)	11,713	9,362	25.1%	34,640	28,659	20.9%
Storage (1)	10,180	8,701	17.0%	24,604	24,960	-1.4%
Total revenue	$77,776	$86,282	-9.9%	$214,972	$235,172	-8.6%
____________

(1)	Includes licensing revenue

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics	$46,157	$60,928	-24.2%	$133,222	$155,444	-14.3%
Personal Computers	9,704	7,696	26.1%	30,681	24,663	24.4%
Storage	9,113	6,203	46.9%	20,094	17,591	14.2%
Licensing revenue	12,802	11,455	11.8%	30,975	37,474	-17.3%
Total revenue	$77,776	$86,282	-9.9%	$214,972	$235,172	-8.6%

The decrease in product revenues for the three months as well as the nine months ended September 30, 2008, respectively, is primarily due to declines in sales of our Consumer Electronics (“CE”) products partially offset by increase in revenues from our Personal Computers (“PC”) products. The decrease in CE product revenues compared to comparable periods in 2007 is primarily due to lower revenues as a result of our previously announced product transition and lower revenues from our discrete receiver chips and input processors from DTV’s in our CE business, and due to increased competition of discrete and integrated solutions from other companies. We believe the weakening consumer demand due to concerns about the economy, also had a negative impact on our revenue for the current quarter. Revenue from our HDMI 1.3 products increased for the three months ended September 30, 2008 as compared to three months ending September 30, 2007. However, the decrease in overall CE revenues reflects a product transition wherein sales of our HDMI 1.1 and 1.2 products are decreasing, partially offset by increased sales of HDMI 1.3 products. We expect our CE business to follow normal seasonal patterns declining in the fourth quarter as compared to the third quarter of 2008.

       There was an increase in PC revenues for three and nine months ended September 30, 2008 over the comparable periods in 2007 primarily due to transition from DVI to HDMI in PC’s. Average selling prices ("ASPs") in the PC business decreased in the quarter and for the nine months ended September 30, 2008 as compared to the corresponding period 2007. This decline was in line with our expectations. We expect revenues from our PC business to decline in the fourth quarter due to increased integration pressures to our discrete chips.

The increase in storage revenue for the three months ended September 30, 2008, over the comparable periods in 2007, was primarily due to growth in sales of our Steelvine processor chips offset by a slight decline in the storage ASP’s. We have seen a significant increase in Steel Vine processor adoption on high end and midrange PC motherboards. We believe that revenue from our storage business will remain flat in the fourth quarter as compared to the third quarter.

Licensing revenues increased for the three months and decreased for the nine months ended September 30, 2008 as compared to comparable periods in 2007 due to the timing of execution of development and licensing arrangements.

COST OF REVENUE AND GROSS PROFIT

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Product cost of revenue (1)	$31,518	$36,858	-14.5%	$87,921	$100,543	-12.6%
Licensing cost of revenue	223	642	-65.3%	1,064	4,653	-77.1%
Total Cost of revenue (1)	31,741	37,500	-15.4%	88,985	105,196	-15.4%
Total gross profit	46,035	48,782	-5.6%	125,987	129,976	-3.1%
Gross profit margin	59.2%	56.5%		58.6%	55.3%

(1) Includes stock-based compensation expense	$351	$421		$1,132	$1,210

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, license development costs, as well as overhead costs including stock-based compensation expense. The $5.8 million and $16.2 million decreases in cost of revenue for three months and nine months ended September 30, 2008, respectively, over the comparable periods in 2007 was primarily due to decreases in revenues, lower manufacturing and outside processing costs through negotiation and improved supply chain efficiencies, use of vendors offering lower pricing, increasing use of company-owned testing equipment, better inventory control, offset by higher shipping and warehousing fees as a result of increase in fuel prices. Stock-based compensation expense was relatively flat for the three and nine months ended September 30, 2008 over the comparable periods of 2007.

Total gross profit decreased by $2.7 million and $4.0 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Our gross profit margins of 59.2% and 58.6% for the three and nine months ended September 30, 2008 increased from 56.5% and 55.3% for the same periods in 2007, primarily due to product mix and operational efficiencies as described above. For the fourth quarter of 2008, we expect the gross margin percentage to be lower than the third quarter of 2008, as a result of seasonality in revenue and cost of revenue and changes in product mix.

OPERATING EXPENSES

Research and Development (“R&D”).

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$20,714	$20,489	1.1%	$64,554	$56,709	13.8%
Percentage of total revenue	26.6%	23.7%		30.0%	24.1%

(1) Includes stock-based compensation expense	$1,753	$2,181		$5,200	$6,545

R&D expense consists primarily of employee compensation, including stock-based compensation expense, and other related costs, fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expenses increased $225,000 and $7.8 million for the three and nine months ended September 30, 2008 as compared to the comparable periods in 2007, due to the higher compensation expenses caused by increased staffing and higher tape-out expenses, higher depreciation expenses, offset partially by a decline in stock based compensation expense.

       Selling, General and Administrative (“SG&A”).

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$17,468	$16,827	3.8%	$54,853	$51,122	7.3%
Percentage of total revenue	22.5%	19.5%		25.5%	21.7%

(1) Includes stock-based compensation expense	$2,004	$2,731		$8,057	$6,796

SG&A expense consists primarily of employee compensation, including stock-based compensation expense, sales commissions, professional fees, marketing and promotional expenses. The increase in SG&A expenses of $641,000 for the three months ended September 30, 2008 as compared to corresponding period in 2007 is primarily due to increase in compensation expense as a result of  increase in head count in the sales department. Increase in SG&A expenses for the nine months ended September 30, 2008 as compared to corresponding period in 2007 of $3.7 million, is primarily due to increased compensation expenses as a result of higher head count as stated above, increase in legal expenses related to the Analogix litigation as described in Note 9 to the condensed consolidated financial statements above, and an increase in stock based compensation expense as a result of grant of RSUs to employees and executives as discussed in Note 4 to the Condensed Consolidated Financial statements.

Amortization of Intangible Assets.

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Amortization of intangible assets	$1,587	$540	193.9%	$4,761	$1,692	181.4%
Percentage of total revenue	2.0%	0.6%		2.2%	0.7%

The increase in the amortization of intangible assets was primarily caused by the commencement of amortization of the acquired Sunplus technology in the fourth quarter of 2007.  See further discussion in Note 12 to the Condensed Consolidated Financial Statements.

Restructuring.

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)			(dollars in thousands)
Restructuring expense	$1,876	$-	100.0%	$1,876	$-	100.0%
Percentage of total revenue	2.4%	0.0%		0.9%	0.0%

In July 2008, we announced a restructuring plan to improve the effectiveness and efficiency of our operating model as part of our program to pursue continuous improvement. The restructuring expense for the three and nine months ended September 30, 2008, consists primarily of $1.4 million related to employee severance and benefit arrangements due to termination of 20 employees and a charge of $459,000 relating to retirement of certain assets. We did not have any restructuring charges in the prior fiscal year.

Interest Income and other, net.

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Interest income and other, net	$1,798	$2,302	-21.9%	$5,094	$8,618	-40.9%
Percentage of total revenue	2.3%	2.7%		2.4%	3.7%

The interest income and other, net, which principally includes interest income, decreased for the three and nine months ended September 30, 2008, respectively, compared to the same periods of 2007. The decrease was primarily due to a lower average total cash balances as a result of the stock repurchases made during the first nine months of  2008, a lower interest rate environment, and a switch to investments in tax exempt securities in 2008, which generally carry lower interest rates than similar taxable securities. The decrease in interest income and other, net for the three and nine months ending September 30, 2008 was partially offset by $620,000 and $1.0 million, respectively, gain recorded on the ASR transaction as described in Note 5 to the condensed consolidated financial statements under Part 1 Item 1 above.

Provision (benefit) for income taxes.

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in thousands)
Provision (benefit) for income taxes	$114	$9,118	-98.7%	$(13)	$17,673	-100.1%
Percentage of total revenue	0.1%	10.6%		0.0%	7.5%

Provision (benefit) for Income Taxes. For the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $114,000 and a benefit of ($13,000), respectively. The effective tax rate for the three and nine months ended September 30, 2008 was 1.8% and (0.3%), respectively and was based on our projected taxable income for 2008, plus certain discrete items recorded during the quarter.

The difference between the provision (benefit) for income taxes and the income tax determined by applying the statutory federal income tax  rate of 35% was due primarily to various forecasted items including tax exempt income, state taxes and foreign taxes, adjusted for certain discrete items recorded during the quarter. We currently expect an effective tax rate of 0-5%, for the full year 2008.

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

Cash and Cash Equivalents and Investments.

	Nine months ended September 30,
	2008	2007	Change
	(dollars in thousands)
Total cash, cash equivalents and short-term investments	$200,539	$225,689	-11.1%

Cash provided by operating activities	$27,251	$37,001	-26.4%
Cash provided by (used in) investing activities	(23,240)	35,251	-165.9%
Cash used in financing activities	(69,058)	(23,439)	194.6%
Effect of exchange rate changes on cash & cash equivalents	(407)	(76)	435.5%
Net increase (decrease) in cash and cash equivalents	$(65,454)	$48,737	-234.3%

The decrease in cash and cash equivalents of $65.4 million for the nine months ended September 30, 2008, was primarily due to payment of $68.2 million in connection with our accelerated stock repurchase program, payment of $6.2 million to Sunplus and Oracle in connection with the investment in intangibles and software and $6.0 million investments in property, plant and equipment, net purchases of investments of $17.2 million, partially offset by cash received on exercise of stock options and for purchases of stock by employees under the ESPP of $4.7 million, and cash generated from operations of $27.3 million.

Accounts Receivable, Net.

	September 30,	December 31,
	2008	2007	Change
	(dollars in thousands)
Accounts receivable, net	$23,603	$21,254	11.1%

Net accounts receivable as of September 30, 2008 represents 27 days of sales outstanding. This compares to 22 days of sales outstanding on December 31, 2007. The accounts receivable balance as of December 31, 2007 was lower due to a high level of collections at year end. The increase in accounts receivable of $2.3 million was in line with our expectations.

Inventory.

	September 30,	December 31,
	2008	2007	Change
	(dollars in thousands)
Inventory	$16,503	$20,198	-18.3%

Our inventories are accounted for at the lower of cost or market. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and is charged to the provision for inventory, which is a component of our cost of sales. Inventory decreased primarily due to lower manufacturing and outside processing costs through negotiation, use of vendors offering better pricing, increasing use of company-owned testing equipments, implementation of enhanced tools enabling better inventory control, all resulting in a lower inventory balance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

A sensitivity analysis was performed on our investment portfolio as of September 30, 2008. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$436,000	$872,000	$1,308,000

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

Derivative Instruments

Foreign Currency Derivatives

As of September 30, 2008, the outstanding foreign exchange contracts had a notional value of $3.7 million and had a unrealized loss of $284,000 recorded in accumulated other comprehensive income as part of equity the condensed consolidated balance sheet as of September 30, 2008.

Effective Q3 2008, we began using derivative instruments, primarily to manage exposures to foreign currency. We enter into foreign exchange forward contracts to reduce the short-term effects of foreign currency fluctuations on operating expenses denominated in Euros, Japanese Yen and British Pounds. Our market risks associated with our foreign currency operating expenses relate primarily to variances from our forecasted foreign currency transactions and balances. The effect of foreign currency fluctuations on sales has not been material because our sales are primarily denominated in U.S. dollars. Approximately 94.0% of our operating expenses are U.S.-dollar denominated. To reduce variability in operating expenses caused by the remaining non-U.S.-dollar denominated operating expenses, we hedge certain foreign currency forecasted transactions with forward contracts with maturities up to six months. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these derivative instruments to have a material effect on our financial results. See Note 14 to the Consolidated Financial Statements.

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

Our CE product revenue, which comprised of approximately 59.3% and 62.0% of total revenue for the three and nine months ended September 30, 2008 respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. If the US economy or other economies around the world move into recession, we expect that the demand for overall consumer electronics will be adversely affected and therefore, demand for our CE, PC and storage products and our operating results will be adversely affected as well.

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

Our future growth and success depends on our ability to develop and bring to market on a timely basis new products, such as our Instaport products and MHL products, which we have recently introduced into the market. There can be no assurance that we will be successful in developing and marketing these new or other future products, such as our Personal Entertainment Network (PEN) products under development. Moreover, there is no assurance that our new or future products will achieve the desired level of market acceptance in the anticipated time frames or that any such new or future products will contribute significantly to our revenue. Our new products face significant competition from established companies that have been selling competitive products for longer periods of time than we have.

Demand for our HDMI based products is dependent on continued adoption and widespread implementation of the HDMI specification.

Our success in the HDMI market is largely dependent upon the continued adoption and widespread implementation of the HDMI specification. Demand for our products may be inhibited by unanticipated unfavorable changes in or new regulations that delay or impede the transition to digital broadcast technologies in the U.S. or abroad. Demand for our consumer electronics products may also be inhibited in the event of negative consumer experience with HDMI technology as more consumers put it into service. Transmission of audio and video from “player devices” (such as a DVD player or set-top box) to intermediary devices (such as an audio-video receiver (“AVA”) to displays (such as an HDTV) over HDMI with HDCP represents a combination of new technologies working in concert. Complexities with these technologies, the interactions between content protection technologies and HDMI with HDCP and the variability in HDMI implementations between manufacturers may cause some of these products to work incorrectly, or for the transmissions to not occur correctly, or for certain products not to be interoperable. Also, the user experience associated with audiovisual transmissions over HDMI with HDCP is unproven and users may reject products incorporating these technologies or they may require more customer support than expected. Delays or difficulties in integration of these technologies into products or failure of products incorporating this technology to achieve market acceptance could have an adverse effect on our business. In addition, we believe that the rate of HDMI adoption may be affected by changes in FCC rules and European Information Communications and Consumer Electronics Technology Industry Associations (EICTA) and Cable & Satellite Broadcasting Association of Asia (CASBAA) recommendations described below.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended September 30, 2008, shipments to Innotech Corporation, World Peace Industrial, Weikeng Industrial Co.  Ltd, and Microtek, Inc. generated 12.4%, 12.0%, 11.0% and 10.2% of our revenue, respectively. For the nine months ended September 30, 2008, shipments to World Peace Industrial, Innotech Corporation, Microtek, Inc. and Weikeng Industrial Co. Ltd. generated 13.8%, 11.9% 11.5% and 10.0% of our revenue, respectively. For the three months ended September 30, 2007, shipments to Innotech, Microtek, and World Peace, generated 15.3%, 15.9% and 13.5% f our revenue, respectively. For the nine months ended September 30, 2007, shipments to Microtek, Innotech and World Peace, generated 14.2%, 16.1% and 11.6% of our revenue, respectively. In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and/or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers (“OEM”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 47.4% and 50.7% of our revenue for the three and nine months ended September 30, 2008, respectively. Distributors generated 50.9% and 45.6% of our revenue for the three and nine months ended September 30, 2007, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

The development of new products is highly complex and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new products and will continue to introduce new products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•
accurate prediction of market requirements and the establishment of market standards and the evolution of existing standards, including enhancements or modifications to existing standards such as HDMI, HDCP, DVI, SATA I, SATA II;

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

There are risks to our global strategy.

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and nine months ended September 30, 2008, approximately 82.7% and 82.1% of our revenue, respectively was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

On January 31, 2007, we filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”). The complaint charges Analogix with copyright infringement, misappropriation of trade secrets and unfair competition under California law. The lawsuit alleges that Analogix, without authorization and in violation of our intellectual property rights, copied and used our proprietary register maps by gaining unauthorized access to our proprietary and confidential information, violated our copyright protection and unfairly competed with Silicon Image in the marketplace.  In addition to seeking monetary damages in an amount to be determined at trial, we seek an injunction barring Analogix from the misappropriation of Silicon Image’s trade secrets.  On June 18, 2007, Analogix filed a counterclaim alleging that we breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within Silicon Image. The court has set a trial date for January 26, 2009.

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

•	In April 2007, Robert R. Freeman, announced his intention to retire from his position as Chief Financial Officer.

•	In April 2007, Rob Valiton resigned from his position as vice president of worldwide sales and Sal Cobar was appointed as his successor.

•	In July 2007, Paul Dal Santo was appointed as Chief Operating Officer.

•	In October 2007, Robert Freeman resigned from his position as chief financial officer and Harold Covert was appointed as his successor.

•	In October 2007, Harold L. Covert. was appointed as Chief financial Officer

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Siliconware Precision Industries Co. Ltd (“SPIL”), Advanced Semiconductor Engineering, or ASE, one of the subcontractors that assemble and test our semiconductor products, is also located in Taiwan. For the three and nine months ended September 30, 2008, customers and distributors located in Japan generated 16.1% and 25.3% of our revenue, respectively and customers and distributors located in Taiwan generated 17.8% and 19.2% of our revenue, respectively. For the three and nine months ended September 30, 2007, customers and distributors located in Japan generated 36.8% and 35.5%, of our revenue respectively, in each period and customers and distributors located in Taiwan generated 13.0% and 16.7% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters. Our business would be negatively affected if any of the following occurred:

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2008	/s/ Harold L. Covert
Harold L. Covert Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.