Form 10-K
period 2008-12-31
SILICON IMAGE INC
filed 2009-02-13
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number 000-26887

______________

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
_______________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $532,335,455 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of January 31, 2009 was 74,070,293.

Portions of the Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K.

EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.48
EXHIBIT 21.01
EXHIBIT 23.01
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

PART I

Item 1.  Business

General

Silicon Image, Inc. develops high-bandwidth semiconductor and intellectual property (IP) solutions based on our digital interconnect technology. Our vision is digital content everywhere. Our mission is to be the leader in the innovation, design, development and implementation of semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content in the home and mobile environments. We are dedicated to the development and promotion of technologies, standards and products that facilitate the movement of digital content between and among digital devices across the consumer electronics (CE), personal computer (PC) and storage markets. We believe our innovation around our core competencies, establishing industry standards and building strategic relationships, positions us to continue to drive change in the emerging world for high quality digital media storage, distribution and presentation.

We provide discrete and various levels of integrated semiconductor products as well as IP solutions to consumer electronics, computing, display, storage, mobile and networking equipment manufacturers. Our product and IP portfolio includes solutions for high-definition televisions (HDTVs), high-definition set-top boxes (STBs), high-definition digital video disc (DVD) players, digital and personal video recorders (DVRs and PVRs), mobile devices (cellular phones, camcorders & still cameras), high-definition game systems, consumer and enterprise storage products and PC display products.

We have worked with industry leaders to create industry standards such as the High-Definition Multimedia Interface (HDMITM) and Digital Visual Interface (DVITM) specifications for digital content delivery. We capitalize on our leadership position through first-to-market, standards-based semiconductor and IP solutions. Our portfolio of IP solutions that we license to third parties for consumer electronics, PCs, multimedia, communications, networking and storage devices further leverages our expertise in these markets. In addition, through Simplay Labs, LLC, our wholly owned subsidiary, we offer test suites and testing technology platforms for the consumer electronics industry. We utilize independent foundries and subcontractors to manufacture, assemble and test all of our semiconductor products.

       Our customers are equipment manufacturers in each of our target markets — consumer electronics (including mobile), personal computer, and storage. As a result of leveraging our technologies across different markets, certain of our products may be incorporated into equipment used in multiple markets. We sell our products to original equipment manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our net revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core licensing and licensing and royalty fees from our standards activities. We maintain relationships with the ecosystem of companies that provide the products that drive digital content creation and consumption, including the major Hollywood studios, consumer electronics companies, retailers and service providers. Through these and other relationships, we have formed an understanding of the requirements for storing, distributing and viewing high quality digital video and audio in the home and mobile environments, especially in the area of high definition (HD) content. We have also developed an IP base for building the standards and products necessary to promote opportunities for our products.

Historically, we have grown our business by introducing and promoting the adoption of new standards and entering new markets. We collaborated with several companies and jointly developed the DVI and HDMI standards. Our first products addressed the PC market. Subsequently, we introduced products for a variety of CE market segments, including DVD, STB, game console and digital television (DTV). More recently, we have expanded our research and development activities and are developing products based on our innovative high speed serial digital interconnect core technology for the mobile device market, including digital still cameras, HD camcorders, portable media players and smart phones, as well as the dynamic random access memory (DRAM) and home networking markets.

We are a Delaware corporation headquartered in Sunnyvale, California. Our Internet website address is www.SiliconImage.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, the Annual Report on Form 10-K. We make available through our Internet website free of charge, our Annual Report on Form 10-K quarterly reports on Form 10-Q current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

        SATA was designed as a successor to the Advanced Technology Attachment standard (ATA), and has largely replaced the older technology (retroactively renamed Parallel ATA or PATA). Serial ATA adapters and devices communicate over a high-speed serial cable. The current SATA specification supports data transfer rates as high as 3.0 gigabits per second (Gbps) per device, with 6.0 Gbps on the horizon. SATA’s advantages include the fact that it uses only 4 signal lines, cables are more compact and cheaper than PATA, and it supports hot-swapping, native command queuing (NCQ) and out of order data retrieval. There is a special connector (eSATA) specified for external devices, and an optionally implemented provision for clips to hold internal connectors firmly in place.

The preferred interface for SATA host controllers is the advanced host controller interface (AHCI), which allows advanced features of SATA such as hot plug and native command queuing. If AHCI is not enabled by the motherboard and chipset, SATA controllers typically operate in  “IDE emulation” mode.  Windows device drivers that are labeled as SATA are usually running in IDE emulation mode unless they explicitly state that they are AHCI. While the drivers included with Windows XP do not support AHCI, we have implemented proprietary AHCI drivers to support the features of our advanced host controllers.  Windows Vista and the current versions of Mac OS X and Linux have native support for AHCI.

LiquidHDTM

LiquidHDTM  (LiquidHD) is a set of protocols designed to network consumer electronic equipment.  Protocols are a set of rules governing how data flows through the network. The protocol suite is comprised of resource discovery, control messaging, streaming media, security and remote user interface components.  The protocols are designed to be incorporated in a discrete or an integrated semiconductor chip without the need for general purpose microprocessors thus allowing extremely cost effective and interoperable integrated circuit (IC) implementations.  LiquidHD protocols incorporate a content protection scheme suitable for distribution of entertainment content and provide auto federation and interoperability for networked CE devices.

LiquidHD protocols are designed to operate over IP networks, therefore, they are suitable for any physical layer with sufficient speed and latency characteristics including MoCA, Ethernet, WiFi and power line. Using these protocols it is possible to stream media and data without the need for complex software (XML, HTML, Web Browsers, Java, etc.) in the receiver device. Physical layer is layer 1 as defined  by Open Systems Interconnect Model.

Consumer Electronics Control (CEC)

CEC defines a complete messaging protocol for controlling consumer electronic devices over the HDMI interface.  The CEC bus wiring is mandatory within the HDMI specification, although implementation of the CEC protocol and messaging in a product is optional. The CEC bus uses an industry standard messaging protocol for remote control functions over the HDMI interface and is implemented as a one-wire bidirectional serial bus.  CEC is used to allow a single or multiple devices’ remote controls to command and control multiple CEC-enabled devices, and individual CEC-enabled devices to command and control each other without user intervention.

An example of the latter is to allow the DVD player, when the drawer closes with a disk, to command the TV and the intervening A/V receiver (all with CEC) to power-up, select the appropriate HDMI ports, and auto-negotiate the proper video mode and audio mode. Similarly, the equipment can be commanded by the DVD player to return to sleep mode when the movie ends.

Mobile High Definition Link (MHL) Technology

Our MHL technology is a low pin count HD audio and video serial link specifically defined for connecting mobile devices to high definition TVs. MHL is based on the same technology used in DVI and HDMI but only requires a single TMDS data pair to transmit video to MHL enabled TVs at resolutions up to 1080p. MHL uses 5 signal pins that can be used with a small low pin count microUSB connector or a proprietary connector in mobile devices. Reduced pin count connectors are critical in small mobile devices because the available connector space is greatly limited compared to standard consumer electronic devices such as Blu-Ray players and set top boxes.  The MHL specification also includes a provision to provide power to the mobile device when connected thus preserving battery life.

Serial Port Memory Technology (SPMT)

     SPMT is a new memory interface architecture that Silicon Image and other leading semiconductor companies are currently developing. SPMT is initially targeted for DRAM chips that employ a serial interface architecture rather than a parallel interface architecture as commonly found in current memory offerings. This new architecture will enable greater bandwidth and flexibility, significantly reduced pin count, lower power demand resulting in savings on overall system cost. As consumers demand more rich features, mobile device manufacturers are faced with the challenge and expense of adding more processors to deliver this functionality and that requires faster and denser memory. By shifting from parallel to serial interface technology, manufacturers can:

·	Reduce pin count by a minimum of 40 percent
·	Provide a bandwidth range from 3.2-6.4Gbps and higher
·	Reduce input/output power by 50 percent or more over other currently available DRAM offerings
·	Provide the ability to use either a single port or multiple ports into a single SPMT-enabled memory chip

      All of the above directly translate into lowering overall system cost.

Standards Activity

We are directly involved in the following standards efforts:

High-Definition Multimedia Interface (HDMI)

In 2002, we entered into a Founder’s Agreement with Sony, Matsushita Electric Industrial Co. (Panasonic), Philips, Thomson, Hitachi and Toshiba, under which we formed a working group to develop the HDMI specification, a next-generation digital interface for consumer electronics. The HDMI specification is based on our market-proven TMDS technology, the same technology underlying the HDMI specification’s predecessor specification, DVI, which we also developed. As an HDMI founder, we have actively participated in the evolution of the HDMI specification and we anticipate that our involvement in this and in other digital interface connectivity standards will continue.

Our leadership in the market for HDMI-enabled products has been based on our ability to introduce first-to-market semiconductor and IP solutions to manufacturers and to continue the cycle of innovation within the standard. We introduced the industry’s first products for each new version of the HDMI standard, providing a time-to-market advantage to our customers.

Our products also include cutting edge features like Instaport™ that reduces HDMI port switch time from 5-7 seconds to under 1 second.  These innovations are not yet available in other HDMI implementations. For consumers, HDMI has provided a simpler way to connect and use devices and enjoy the higher-quality entertainment experience available with digital content. More than 800 manufacturers around the world have become HDMI adopters. For CE manufacturers, HDMI is a low-cost, standardized means of interconnecting CE devices, which enables these manufacturers to build feature-rich products that deliver a true home theater entertainment experience. For PC and monitor manufacturers, HDMI enables a PC connection to digital TVs and monitors at HD quality levels. The market acceptance and adoption of HDMI enabled products have been significant factors in our growth over the last several years, driving both our product and licensing revenues. The market research firm In-Stat estimates that approximately 300 million HDMI-enabled products shipped worldwide in 2008.

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

Digital Visual Interface (DVI)

In 1998, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, we announced the formation of the Digital Display Working Group (DDWG) and in 1999, published the DVI 1.0 specification. The DVI 1.0 standard defines a high-speed serial data communication link between computers and digital displays. According to In-Stat, over 118 million DVI-enabled products were expected to ship in 2008. Today, in many applications, DVI is being replaced by the more feature-rich HDMI. Our HDMI products may also face competition from DisplayPort, which is a relatively new digital display interface standard being put forth by the Video Electronics Standards Association (VESA) that defines a digital audio/video interconnect intended to be used primarily between a computer and its display monitor, or a computer and a home-theater system. Several other companies have introduced products based on the DisplayPort standard including Apple, Dell, AMD, ST Micro and nVidia.

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

Products and Services

We sell products and services primarily into three markets: consumer electronics, personal computers and storage. Our product and IP revenues from the CE, PC and storage markets were as follows:

	Year Ended December 31,
	2008	2007	2006
Consumer electronics	$167,599	$212,910	$173,884
Personal computers	40,141	34,283	45,320
Storage	25,461	25,181	33,098
Licensing	41,214	48,129	42,656
	$274,415	$320,503	$294,958

CE (DTV & Mobile)

In 2008, we focused our activities on a new port processor architecture for DTV that, we believe, provides OEMs with best-in-class performance relating to DTV inputs and allows these manufacturers to bring their products to market more quickly.  In 2008, we launched the SiI928x family of port processors, that include support for MHL, Instaport™, and HDMI 1.3 with Deep Color and x.v.Color extended color gamut. Our SiI928x family of port processors expands the number of HDMI ports available to consumers and augments the HDMI functionality with quick, high-definition port switching and MHL support.

Building on our advanced port processor and HDMI receiver technology, during 2008 we also introduced our third generation input processor, the SiI9251.  We believe the SiI9251 delivers outstanding HDMI audio/video quality coupled with superb HD analog video quality for component and PC video formats.   Our SiI9251 also delivers the contemporary feature set of our port processor solutions including support for both InstaPort™ and MHL™ technology.  We also introduced the SiI9261 which delivers the expanded lossless HD audio features of HDMI 1.3 and support for repeater configurations demanded by Audio Video Receivers (AVRs) and certain wireless extenders.

Additionally, in 2008 we released several new integrated receivers that deliver advanced HDMI 1.3 HDTV features including 1080p Deep Color and x.v.Color expanded color gamut. Our four-port receiver (SiI9223), designed for use in HDTVs, is an advanced four-input receiver that fits directly into the HDTV unit, offering manufacturers a low cost, easily implemented upgrade to add HDMI 1.3 capabilities to their full range of HDTVs. We also offer a new four-port receiver (SiI9233), designed for use in audio/video receivers supports advanced HD features in a repeater configuration and includes support for lossless audio formats such as Dolby® TrueHD and DTS-HD Master Audio™.

We believe that collectively our many new HDTV HDMI 1.3 solutions allow consumers to enjoy the highest quality video and audio content currently available on their HDTVs.  All of our solutions are complemented by the advanced interoperability testing performed by Simplay Labs, and these new products offer rapid time-to-market solutions and allow OEMs to significantly reduce cross-platform compatibility issues. HDMI 1.3 products represented 49.3% of CE product sales.

In 2007 we introduced the next generation of HDMI transmitters for mobile devices (SiI9022 and SiI9024) that reduce power consumption and improved reliability and battery life in mobile devices. Our new MHL technology is a low-pin-count link for low-power mobile devices that operates with any standard mobile connector such as the micro USB or proprietary connector common in today’s mobile phones, digital cameras, camcorders, and media players.  MHL allows consumers to watch and listen to content from these devices on their HDTVs with pristine digital quality. In 2008, we introduced the industry’s first three products that enable MHL: two transmitters (SiI9220 and SiI9222) which are the first MHL transmitters for mobile devices and the first MHL-to-HDMI bridge chip (SiI9290) for the docking station.

Our HDMI products have been selected by many of the world’s CE companies.

Transmitters.  Our HDMI transmitter products reside in CE and PC products, such as DVD players, DVD recorders, game consoles, STBs, digital camcorders, A/V receivers and digital video recorders (DVRs). HDMI transmitters convert digital video and audio into a multi-gigabit per second encrypted serialized stream and transmit the secure content to an HDMI receiver that is built into televisions and A/V receivers.

HDMI Receivers.  Our HDMI receiver products reside in display systems, such as HDTVs, plasma TVs, LCD TVs, rear-projection TVs, front projectors, PC monitors as well as A/V receivers. HDMI receivers convert an incoming encrypted serialized stream to digital video and audio, which is then processed by a television or PC monitor for display.

We offer a broad line of products targeting the CE market, including:

Type	Target Applications
HDMI Port Processor	LCD TVs, plasma TVs, projection TVs, A/V Receivers
HDMI Receiver	LCD TVs, plasma TVs, projection TVs, A/V Receivers
Input Processor	LCD TVs, plasma TVs, projection TVs, A/V Receivers
HDMI Transmitter	Blu-ray/DVD players/recorders, STBs
SATA Controller	Consumer PC, DVR
SATA Bridges	Consumer PC

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

Market researcher In-Stat estimated that 15 million DVI-enabled PC devices were shipped by industry participants in 2008. Although DVI is being replaced by the more feature-rich HDMI in many applications, In-Stat estimated that approximately 118 million DVI-enabled devices were expected to ship in 2008. Our HDMI products may also face competition from DisplayPort, which is a relatively new digital display interface standard being put forth by the Video Electronics Standards Association (VESA) that defines a digital audio/video interconnect intended to be used primarily between a computer and its display monitor, or a computer and a home-theater system. Several other companies have introduced products based on the DisplayPort standard including Apple, Dell, AMD, ST Micro and nVidia.

Silicon Image offers a line of receivers and transmitters for the PC marketplace, including:

Product	Type	Target Applications	Other Features
SiI164	DVI Transmitter	Desktop PCs (motherboards, add-in boards) Notebook PCs	•I(2)C interface •3.3V or 1.0-1.8V interface •De-skewing option

SiI1161	DVI Receiver	LCD Monitors, Plasma TVs/ Displays, Projectors	•3.3V interface •PC Interface •Programmable equalization for long cable support

Sil1364A	DVI Transmitter	Intel SDVO ADD2 cards	•HDMI Output •PC interface •Supports Intel SDVO technology •Cable distance support greater than 10 meters

SiI1362A	DVI Transmitter	PC motherboards, notebook PCs	•I2C interface •Supports Intel SDVO technology •Cable distance support greater than 10 meters

SiI1392	DVI Transmitter	Notebook and Desktop PCs (motherboards, add-in boards)	•SDVO interface •HDMI 1.2 output •HDCP

Storage

We continue our leadership role in SATA, a standard that has replaced PATA in desktop storage. Through several SATA generations, we have introduced higher levels of SATA integration, driving higher SATA performance and functionality and delivering a family of SATA system-on-a-chip (SoC) solutions for the consumer electronics environment. SATA may also serve as an external interface (eSATA)  providing advanced storage features and ultra high speed for external drives.  The latest generation of digital video recorders (DVRs) from Scientific Atlanta, Motorola and TiVo, as well as PCs & motherboards from HP, Dell, ASUS, MSI, ECS, Foxconn, ASRock and iWill are equipped with eSATA ports.

SteelVine Storage Controllers — We provide a full line of SATA controllers used in PC, DVR and network attached storage (NAS) applications. The current generation of SteelVine controllers provides the latest SATA Gen II features including eSATA signal levels, 3.0 Gbps, native command queuing (NCQ), hot-plug and port multiplier support.

SteelVine Bridges — Our bridge products such as the SiI3811 provide PC OEMs with a solution that connects legacy PATA optical drives to the current generation of motherboard chip sets and are used primarily in desktop and laptop PC applications.

SteelVine Storage Processors — We introduced our SteelVine storage processor architecture in 2004. SteelVine integrates the capabilities of a complex redundant array of independent disks (RAID) controller into a single-chip architecture. Our SteelVine storage processor represent a completely new product category that enables a new class of storage solutions for the PC, CE and external storage markets. SteelVine storage processors deliver enterprise-class features such as virtualization, RAID, hot-plug and hot spare, in a single very low cost SoC. These unique SoCs allow system builders to produce appliance-like solutions that are simple, reliable, affordable and scalable without the need for host software. Storage processors are currently shipping in PC motherboards as well as external storage solutions.

Our storage products include the following:

Product	Categories	Key Features	Target Applications
SiI5723, Sil4726 Sil5744 Sil3726	Storage Processors & Port Multiplexers	2 & 5-drive SteelVine IC with 3Gbps Serial ATA and USB 2.0 host link and support. Also supports drive cascading, RAID 0, 1, 10 and drive spanning	Consumer storage applications for PC and CE markets.

SiI3124A	SATA Controllers
Single chip, quad-channel, PCI/PCI-X-to-3Gbps SATA- Gen II host controller, SATARAID(tm) software, 1st Party DMA, hot plug, ATAPI support, port multiplier support with FIS-based switching, variable output strengths for backplane support, Supports up to 3Gbps per channel
Server motherboards, server add-in-cards, host bus adapters, RAID subsystems, embedded applications

SiI3512, 3114	SATA Controllers	Single-chip, PCI-to-1.5Gbps SATA-Gen I host controller, SATARAID(tm) software, hot subsy RAID plug, ATAPI support, variable output strengths for backplane support	PC motherboards, PC add-in-cards, server motherboards, host bus adapters, subsystems, embedded applications

SiI3132, 3531	SATA Controllers
Single-chip, PCI Express-to-3.0Gbps SATA Gen-II host controller, SATARAID(tm) software, hot  subsy plug, ATAPI support, port multiplier with FIS based switching, variable output strengths for backplane support
PC motherboards, PC add-in-cards, server motherboards, host bus adapters, RAID subsystems, embedded applications

SiI3811	SATA Device Bridge	1.5Gbps SATA-to-PATA device bridge, ATAPI support	Notebook and PC motherboards, ATAPI devices

SiI0680	PATA Controller	Ultra ATA/133 PCI-to-ATA host Controller	PC Motherboards, PC add-in-cards, server motherboards, host bus adapters, embedded applications

Simplay Labs, LLC

We believe Simplay Labs LLC, our wholly owned subsidiary, has further enhanced our reputation for quality, reliable products and leadership in the HDMI market. The Simplay HD Testing Program offers one of the most robust and comprehensive testing platforms in the consumer electronics industry as device interoperability is of significant concern to retailers and consumers in the HD market. Devices that pass the Simplay HD testing program are certified to meet the HDMI and HDCP specifications and have demonstrated interoperability through empirical testing against over 80 “peer” devices maintained by Simplay Labs. We have service centers operating in the US and China, providing global compatibility and performance testing centers. By December 31, 2008, more than 370 products have been Simplay HD-verified and 95 manufacturers, installers and retailers have participated in the Simplay HD Testing Program, enabling a higher level of consumer trust that their products are fully interoperable with other HDMI products.

In December of 2008, Simplay introduced the Simplay Explorer HDMI-CEC R&D development tool, designed to identify CEC interoperability, usability and performance issues early in the development stage. The first HDMI-CEC R&D tool of its kind for CE manufacturers, the Simplay CEC Explorer sets a higher standard for development of HDMI CEC features and enables manufacturers to bring products to market faster. We also launched a new Simplay CEC software technology platform to reduce the time and cost of implementing CEC in HD devices, such as HDTVs.  As of December 31, 2008, both Simplay CEC products are in customer evaluation trials.

HDMI Licensing, LLC

HDMI Licensing, LLC, a wholly owned subsidiary of Silicon Image, is the agent responsible for licensing the HDMI specification, promoting the HDMI standard and providing education on the benefits of HDMI to retailers and consumers. The HDMI specification continues to experience rapid growth in the consumer electronics and PC markets, as manufacturers meet consumer demand for multimedia convergence and continue to drive higher performance in their product offerings. In 2008 there was an increase in adopters as well as an increase in HDMI-enabled products as the HDMI specification continues to make its way into more products.

As of December 31, 2008, more than 800 manufacturing companies had licensed HDMI from HDMI Licensing, LLC.  The adoption of HDMI specifications by additional manufacturers during 2008 further strengthens the specification’s position as the worldwide standard for high-definition digital connectivity. According to market researcher In-Stat, the HDMI specification has become widely adopted and has moved from an emerging standard to a prevalent connectivity standard used in many consumer applications. In-Stat reports that approximately 300 million HDMI enabled devices incorporating HDMI were expected to be shipped in 2008, with over 394 million devices expected to ship in 2009 and an installed base of nearly 1.5 billion HDMI-enabled devices projected by 2010.

Markets and Customers

We focus our sales and marketing efforts on achieving design wins with OEMs of CE, PC and storage products. Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 55.1%, 57.7% and 57.3%, of our revenue in 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, shipments to World Peace Industrial, generated 14.6% of our revenue, shipments to Microtek Corporation, generated 11.8% of our revenue, shipments to Weikeng Industrial generated 11.5% of our revenue and shipments to Innotech Corporation, generated 10.5% of our revenue. The percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. Our revenue generated through distributors was 52.1%, 49.5% and 50.2% of our total revenue in 2008, 2007 and 2006, respectively.

A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured offshore, primarily in Asia and for the years ended December 31, 2008, 2007 and 2006, approximately 83.4%, 79.8% and 78.6%, of our total revenue respectively, was generated from customers and distributors located outside of North America, primarily in Asia. Please refer to the section of this report titled “Risk Factors” for a discussion of risks associated with the sell-through arrangement with our distributors.

Research and Development

Our research and development efforts continue to focus on innovative technologies and standards, higher-bandwidth, lower-power links, efficient algorithms, architectures and feature-rich implementations for higher-level SoCs, for CE (including DTV), PC, mobile and storage applications. By utilizing our patented technologies and optimized architectures, we believe our products can scale with advances in semiconductor manufacturing process technology, simplify system design and provide innovative solutions for our customers. As of December 31, 2008, we had been issued more than 120 United States patents and had in excess of 85 United States patent applications pending. Our U.S. issued patents expire in 2015 or later, subject to our payment of periodic maintenance fees. A discussion of risks related to our intellectual property is set forth in the section of this report titled “Risk Factors”.

We have assembled a team of engineers and technologists with extensive experience in the areas of high-speed interconnect architecture, circuit design, digital audio-visual (A/V) processor architecture, storage architecture, logic design/verification, firmware/software, flat panel displays, digital audio/video systems and storage systems. We have invested and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses were approximately $84.8 million, $78.0 million and $63.6 million, in 2008, 2007 and 2006, respectively, including stock-based compensation expense of $7.1 million, $8.4 million and 11.1 million for 2008, 2007 and 2006, respectively.

Sales and Marketing

We sell our products using a direct sales force with field offices located in North America, Europe, Taiwan, China, Japan and Korea and through a network of distributors located throughout North America, Asia and Europe. Our sales strategy for all products is to achieve design wins with key industry companies in order to grow the markets in which we participate and to promote and accelerate the adoption of industry standards that we support or are developing.

Manufacturing

Wafer Fabrication

Our semiconductor products are designed using standard, complementary metal oxide semiconductor (CMOS) processes, which permit us to use independent wafer foundries to fabricate them. By outsourcing the manufacture of our semiconductor products, we are able to avoid the high cost of owning and operating a semiconductor wafer fabrication facility and to take advantage of our contract manufacturers’ high-volume economies of scale. Outsourcing our manufacturing also gives us direct and timely access to various process technologies. This allows us to focus our resources on the innovation, design and quality of our products.

Our semiconductor products are currently fabricated using 0.35, 0.25, 0.18 and 0.13 micron processes. We continuously evaluate the benefits, primarily the improved performance, costs and feasibility, of migrating our products to smaller geometry process technologies. We have conducted certain development projects for some of our customers, involving smaller geometries, namely 90 nm and 65 nm designs. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC) to produce all of our semiconductor products. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly. We attempt to optimize wafer availability by continuing to use less advanced wafer geometries, such as 0.35, 0.25, 0.18 and 0.13 micron, for which foundries generally have more available capacity.

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

CE

In the consumer electronics market, our digital interface products are used to connect a variety of devices to DTVs including cable set-top boxes, satellite set-top boxes, A/V receivers, game consoles, digital/personal video recorders (DVR/PVR), DVD players and a growing number of mobile devices such as smart phones, camcorders and cameras. These products incorporate HDMI technology with HDCP or DVI and HDCP support. Companies competing for sales of HDMI and DVI solutions include among others, Analog Devices, Analogix, Broadcom, Conexant, ST Micro, Mstar, NXP, Texas Instruments and Thine. We also compete in some instances against in-house processing solutions designed by large consumer electronics OEMs.

PC

In the PC market, our products face competition from a number of sources. We offer a number of HDMI and DVI solutions to the PC market and we compete against several companies such as AMD, Analog Devices, Broadcom, Chrontel, Conexant, ST Micro, MRT, National Semiconductor, nVidia, Pixelworks, SIS, Smart ASIC, ST Microelectronics, Texas Instruments and Thine. In addition, Intel and other competitors have announced plans to integrate HDMI into their PC chips sets. Our HDMI products may also face competition from DisplayPort, which is a new digital display interface standard being put forth by the Video Electronics Standards Association (VESA) that defines a digital audio/video interconnect intended to be used primarily between a computer and its display monitor, or a computer and a home-theater system. Several other companies have introduced products based on the DisplayPort including Apple, Dell, AMD, ST Micro and nVidia.  DisplayPort is increasingly challenging DVI as the default standard for digital video interconnect technology.

Storage

Our SATA products compete with similar products from Atmel, J-Micron, Marvell Technology, Promise Technology, Silicon Integrated Systems and VIA Technologies. In addition, other companies, such as APT, Intel and LSI Logic, have developed, or announced intentions to develop, SATA products. We also compete against AMD, Intel, nVidia, Silicon Integrated Systems, VIA Technologies and other motherboard chip-set makers, which have integrated SATA functionality into their chipsets.

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

Employees

As of December 31, 2008, we had a total of 610 employees, including 259 located outside of the United States. None of our employees are represented by a collective bargaining agreement, except, as is customary, our employees in Germany are represented by a work council. We have never experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel and our ability to attract and retain additional qualified personnel.

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

Our annual and quarterly operating results may fluctuate significantly and are difficult to predict, particularly given adverse domestic and global economic conditions.

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

Our business has been and may continue to be significantly impacted by the recent deterioration in worldwide economic conditions, and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our CE product revenue, which comprised approximately 61.1%, 66.4% and 59.0% of total revenue in 2008, 2007 and 2006 respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world have moved into a recession, the demand for overall consumer electronics have been and may continue to be adversely affected and therefore, demand for our CE, PC and storage products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, PC and storage products and on our financial condition and operating results.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Recent adverse events in the global economy and in the credit markets could negatively impact our return on investment for these debt securities and thereby reduce the amount of cash and cash equivalents and investments on our balance sheet.

The licensing component of our business strategy increases business risk and volatility.

Part of our business strategy is to license intellectual property (IP) through agreements with companies whereby companies incorporate our IP into their respective technologies that address markets in which we do not want to directly participate. There can be no assurance that additional companies will be interested in purchasing our technology on commercially favorable terms or at all. We also cannot ensure that companies who purchase our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. The IP agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin content, the licensing mix of our revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from these transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

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

The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and standards. As we adjust to evolving customer requirements and technological advances, we may be required to further reposition our existing offerings and to introduce new products and services. We may not be successful in developing and marketing such new offerings, or we may experience difficulties that could delay or prevent the development and marketing of such new offerings. Moreover, new standards that compete with standards that we promote have been and in the future may be introduced from time to time, which could impact our success. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

Our success depends on demand for our new products.

Our future growth and success depends on our ability to develop and bring to market on a timely basis new products, such as our HDTV port and input processors, MHL and LiquidHD products, which we have recently introduced into the market. There can be no assurance that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our new or future products will achieve the desired level of market acceptance in the anticipated timeframes or that any such new or future products will contribute significantly to our revenue. Our new products face significant competition from established companies that have been selling competitive products for longer periods of time than we have.

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

In the United States, the FCC issued its Plug and Play order in October 2003. In November 2003 and March 2004, these rules, known as the Plug & Play Final Rules (Plug & Play Rules), became effective. The Plug and Play Rules are relevant to DVI and HDMI with respect to high definition set-top boxes and the labeling of digital cable ready televisions. Regarding high-definition set-top boxes, the FCC stated that, as of July 1, 2005, all high definition set-top boxes acquired by cable operators for distribution to subscribers would need to include either a DVI or HDMI with HDCP. Regarding digital cable ready televisions, the FCC stated that a 720p or 1080i unidirectional digital cable television may not be labeled or marketed as “digital cable ready” unless it includes either a DVI or HDMI with HDCP, according to a phase-in timetable. In the past, the FCC has made modifications to its rules and timetable for the DTV transition and it may do so in the future. We cannot predict whether these FCC rules will be amended prior to completion of the phase-in dates or that such phase-in dates will not be delayed. In addition, we cannot guarantee that the FCC will not in the future reverse these rules or adopt rules requiring or supporting different interface technologies, either of which would adversely affect our business.

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

The HDMI founders decided to reduce the annual license fee payable by HDMI adopters from $15,000 to $10,000 per year effective on November 1, 2006 for all adopters after that date in order to encourage more widespread adoption of HDMI. The annual fees collected by our subsidiary HDMI Licensing, LLC are recognized as revenues by us. Accordingly, if there are not sufficient new adopters of HDMI to offset the reduction in the annual license fee payable per adopter, our revenues will be negatively impacted. In addition, during 2007, at a founders meeting, the founders decided to share the HDMI adopter’s royalty revenues among the various founders. Our subsidiary no longer recognizes 100% of the HDMI adopter royalty revenues.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .18 micron and .13 micron, geometry processes. We are now designing a new product in 65 nanometer process technology and planning for the transition to smaller process geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology will result in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition in a timely manner, or at all, or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations.

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

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers generally need three months to over six months to test, evaluate and adopt our product and an additional three months to over nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we incur operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, anticipated sales could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products. Further, the combination of our lengthy sales cycles coupled with worldwide economic conditions could have a compounding negative impact on the results of our operations.

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

Our customers may not purchase anticipated levels of products, which can result in excess inventories.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2008, shipments to World Peace Industrial, generated 14.6% of our revenue, shipments to Microtek Corporation, generated 11.8% of our revenue, shipments to Weikeng Industrial generated 11.5% of our revenue and shipments to Innotech Corporation, generated 10.5% of our revenue. For the year ended December 31, 2007, shipments to Innotech Corporation generated 15.6% of our revenue, shipments to Microtek Corporation generated 14.2% of our revenue, shipments to World Peace Industrial generated 13.6% of our revenue, and shipments to Weikeng Industrial generated less than 10% of our revenue.  In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 52.1% of our revenue for the year ended December 31, 2008, 49.5% of our revenue for the year ended December 31, 2007 and 50.2% of our revenue for the year ended December 31, 2006. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

There are risks to our global strategy.

In 2006, we implemented a global strategy that involves maintaining operations in various countries around the world. Since its implementation, we have begun to realize certain operational benefits from our global strategy and our overall tax rate has benefited favorably. The effectiveness of the strategy requires, in addition to maintaining and increasing profitability, continued maintenance of a certain corporate structure and various compliance activities required by foreign jurisdictions in support of the structure. Should management fail to adhere to these compliance requirements or fail to maintain supportive processes, our ability to continue to realize the benefits of our global strategy may be jeopardized, which may adversely affect our business, operating results or financial condition.

We have made acquisitions in the past and may make acquisitions in the future, and these acquisitions involve numerous risks.

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

We do not own or operate a semiconductor fabrication facility. We rely on one third party semiconductor company overseas to produce substantially all of our semiconductor products.   We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:

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

 We do not have a long-term supply agreement with all of our subcontractors and instead obtain production services on a purchase order basis. Our outside sub-contractors have no obligation to manufacture our products or supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries, assembly and test facilities and our sub-contractors may reallocate capacity on short notice to other customers who may be larger and better financed than we are, or who have long-term agreements with our sub-contractors, even during periods of high demand for our products. These foundries may allocate or move production of our products to different foundries under their control, even in different locations, which may be time consuming, costly and difficult, have an adverse affect on quality, yields and costs and require us and/or our customers to re-qualify the products, which could open up design wins to competition and result in the loss of design wins and design-ins. If our subcontractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business will be substantially harmed. As a result, we would have to identify and qualify substitute sub-contractors, which would be time-consuming, costly and difficult; there is no guarantee that we would be able to identify and qualify such substitute sub-contractors on a timely basis or obtain commercially reasonable terms from them. This qualification process may also require significant effort by our customers and may lead to re-qualification of parts, opening up design wins to competition and loss of design wins and design-ins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the years ended December 31, 2008, 2007 and 2006, approximately 83.4%, 79.8% and 78.6% of our revenue, respectively, was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, current or former employees may seek employment with our business partners, customers or competitors, and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, current, departing or former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. Because the techniques used by computer hackers and others to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated, particularly in countries where laws may not protect our proprietary rights as fully as in the United States.

Our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. In addition, we may have little or no ability to correct errors in the technology provided by such contractors, suppliers and licensors, or to continue to develop new generations of such technology. Accordingly, we may be dependent on their ability and willingness to do so. In the event of a problem with such technology, or in the event that our rights to use such technology become impaired, we may be unable to ship our products containing such technology, and may be unable to replace the technology with a suitable alternative within the time frame needed by our customers.

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

Accordingly, certain companies that implement the DVI and HDMI specifications in their products can use specific elements of our intellectual property to compete with us, in certain cases for free. Although in the case of the HDMI specification, there are annual fees and royalties associated with the adopters’ agreements, there can be no assurance that such annual fees and royalties will adequately compensate us for having to license our intellectual property. Fees and royalties received during the early years of adoption of HDMI will be used to cover costs we incur to promote the HDMI standard and to develop and perform interoperability tests; in addition, after an initial period during which we received all of the royalties associated with HDMI adopters’ agreements, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification. Our subsidiary no longer recognizes 100% of the HDMI adopter royalty revenues.

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

We have entered into and expect to continue to enter into, strategic partnerships with third parties. In February 2007, we entered into a licensing agreement with Sunplus Technology, which grants us the rights to use and further develop advanced intellectual property (IP) technology. We believe that the IP licensed under this agreement is enhancing our ability to develop DTV technology and other consumer product offerings. but the success of the arrangement depends upon our successful integration of the operations of the former sci-worx, which will be critical to our ability to develop products based on the licensed IP. The success of this strategic relationship also depends upon the continued market acceptance of our HDTV and consumer products. There is no assurance that we will be successful in integrating the operations of sci-worx or in developing successful products based on the Sunplus technology. While our relationship with Sunplus and other strategic partners are designed to drive revenue growth and adoption of our technologies and industry standards promulgated by us and also reduce our research and development expenses, there is no guarantee that these strategic partnerships will be successful. Negotiating and performing under these strategic partnerships involves significant time and expense; we may not realize anticipated increases in revenue, standards adoption or cost savings; and these strategic partnerships may make it easier for the third parties to compete with us; any of which may have a negative effect our business and results of operations.

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

Any potential intellectual property litigation against us or in which we become involved may be expensive and time-consuming and may divert our resources and the attention of our executives.  It could also force us to do one or more of the following:

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

If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.  While we have not had any material weaknesses in the past three years, we cannot assure you that a material weakness will not be identified in the future.

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

We have experienced transitions in our management team, our board of directors in the past and may continue to do so in the future, which could result in disruptions in our operations and require additional costs.

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

•	In April 2007, Robert R. Freeman, announced his intention to retire from his position as chief financial officer.

•	In April 2007, Rob Valiton resigned from his position as vice president of worldwide sales and Sal Cobar was appointed as his successor.

•	In July 2007, Paul Dal Santo was appointed as chief operating officer.

•	In October 2007, Robert Freeman resigned from his position as chief financial officer.

•	In October 2007, Harold L. Covert was appointed as chief financial officer.

•	In October 2008, John Shin resigned from his position as vice president, strategic technology initiatives.

•	In December 2008, Dale Zimmerman resigned from his position as vice president of worldwide marketing.

Any future transitions may result in disruptions in our operations and require additional costs.

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

On December 7, 2001, we and certain of our officers and directors were named as defendants along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering.   On January 31, 2005, we and certain of our officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado and Robert Gargus.” Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that Silicon Image and certain of its officers and directors violated securities laws and made alleged misstatements of material facts. For more information, please see Part I, Item 3 of this report.

Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in areas susceptible to natural disasters.

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the years ended December 31, 2008, 2007 and 2006 customers and distributors located in Japan generated 24.0%, 35.3% and 35.0%,of our revenue, respectively, and customers and distributors located in Taiwan generated 19.8%, 16.7% and 20.3% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

The United States has taken and continues to take, military action against terrorism and currently has troops in Iraq and in Afghanistan. In addition, the current tensions regarding nuclear arms in North Korea and Iran could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEM’s products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

Changes in environmental rules and regulations could increase our costs and reduce our revenue.

Several jurisdictions have implemented rules that would require that certain products, including semiconductors, be made “green,” which means that the products need to be lead free and be free of certain banned substances. All of our products are available to customers in a green format. While we believe that we are generally in compliance with existing regulations, such environmental regulations are subject to change and the jurisdictions may impose additional regulations which could require us to incur costs to develop replacement products. These changes will require us to incur cost or may take time or may not always be economically or technically feasible, or may require disposal of non-compliant inventory. In addition, any requirement to dispose or abate previously sold products would require us to incur the costs of setting up and implementing such a program.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal operating facility, consisting of approximately 126,686 square feet of space in Sunnyvale, California, is leased through July 31, 2011. We have approximately 25,981 square feet of space in Irvine, California, which is leased through November 30, 2012 and 29,404 square feet of space in two locations in Shanghai, China, which are leased through April 30, 2010 and June 30, 2010. We also have approximately 5,603 square feet of space in Germany which is leased through December 31, 2009. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations.

We also lease facilities in China, Japan, Korea, Taiwan and the Netherlands. We believe that our existing properties are in good condition and suitable for the conduct of our business.

Item 3.  Legal Proceedings

        Information with respect to this item may be found in Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Securities Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares have been traded on the NASDAQ Stock Market since our initial public offering on October 6, 1999. Our common shares trade under the symbol “SIMG”. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low
2008
Fourth Quarter	$5.11	$3.08
Third Quarter	7.40	4.95
Second Quarter	7.66	5.00
First Quarter	5.08	3.87
2007
Fourth Quarter	$6.72	$4.29
Third Quarter	8.70	4.86
Second Quarter	9.31	7.86
First Quarter	13.55	8.13

As January 30, 2009, we had approximately 95 holders of record of our common stock and the closing price of our common stock was $3.67. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends.

In February 2007, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $100.0 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. As of December 31, 2007, we had repurchased a total of 5.0 million shares at a total cost of $38.1 million. In February 2008, our Board of Directors authorized an additional $100.0 million stock repurchase program, under which shares may be repurchased over a period of three years, to commence following completion of our accelerated stock repurchase plan (“ASR”) (see below). Purchases under this program may be increased, decreased or discontinued at any time without prior notice.

In February 2008, we entered into an ASR with Credit Suisse International (Credit Suisse), to purchase shares of common stock for an aggregate purchase price of approximately $62.0 million paid in February 2008.  We received 11.5 million shares under the agreement, based on a predetermined price, which was subject to an adjustment based on the volume weighted average price during the term of the ASR. In accordance with the ASR agreement, on June 25, 2008, we chose to settle the arrangement in cash (rather than shares) and made a final payment of approximately $6.2 million for the purchase of shares.  The ASR terminated on June 30, 2008 with final settlement taking place in July 2008 (“settlement date”). On the settlement date, Credit Suisse returned approximately $1.0 million based on the volume weighted average share price during the period. In accordance with the relevant accounting guidance, we reflected the 11.5 million shares repurchased and the $68.2 million paid to Credit Suisse as treasury stock and recorded the $1.0 million received as part of other income in the consolidated statement of income in the second and third quarters of 2008.

With the repurchase, we completed our original stock repurchase program announced on February 2007 and repurchased approximately $5.0 million of our stock under the new $100.0 million stock repurchase program approved by the Board of Directors in February 2008.

For Securities authorized for issuance under equity compensation plans please See Note 5 of  our Notes to Consolidated Financial Statements included in Item 15(a) of this report.

Item 6.  Selected Financial Data

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except employees and per share data)
Statements of Operations Data:
Revenue	$274,415	$320,503	$294,958	$212,399	$173,159
Cost of revenue(1)	113,726	140,443	121,247	83,105	68,614
Gross margin	160,689	180,060	173,711	129,294	104,545
% of revenue	58.6%	56.2%	58.9%	60.9%	60.4%
Research and development(2)	$84,819	$77,994	$63,598	$44,860	$61,459
% of revenue	30.9%	24.3%	21.6%	21.1%	35.5%
Selling, general and administrative(3)	$71,719	$70,340	$67,597	$31,438	$42,183
% of revenue	26.1%	21.9%	22.9%	14.8%	24.4%
Restructuring expense(4)	$5,858	$—	$—	$(220)	$—
% of revenue	2.1%	0%	0%	0%	0%
Income (loss) from operations	$(8,055)	$28,155	$47,252	$51,572	$(961)
Net income (loss)	$10,063	$19,001	$42,465	$49,549	$(324)
Net income per share:
Basic	$0.13	$0.22	$0.51	$0.63	$0.00
Diluted	$0.13	$0.22	$0.49	$0.59	$0.00
Weighted average shares — basic	75,570	85,557	82,787	79,254	75,081
Weighted average shares — diluted	76,626	87,388	86,791	83,957	75,081
Consolidated Balance Sheet and
Other Data as of Year End:
Cash and cash equivalents	$95,414	$137,822	$81,921	$77,877	$23,280
Short-term investments	89,591	111,889	168,724	73,685	70,240
Working capital	186,112	223,688	262,080	152,204	97,107
Total assets	326,541	412,948	380,231	233,021	154,908
Other long-term liabilities	8,064	13,910	538	6,867	—
Total stockholders’ equity	278,947	313,847	305,222	176,546	122,079
Regular full-time employees	610	635	442	384	337
____________

(1) Includes stock-based compensation expense (benefit)	$1,445	$1,597	$2,427	$(1,383)	$2,777
(2) Includes stock-based compensation expense (benefit)	7,134	8,411	11,108	(3,851)	16,647
(3) Includes stock-based compensation expense (benefit)	10,893	9,442	13,696	(3,297)	13,359
(4) Includes stock-based compensation expense	14	—	—	—	—

Effective January 1, 2006, we adopted SFAS 123R “Share-Based Payment”. Stock-based compensation expense (benefit) for years prior to 2006 was calculated based on provisions of APB 25 “Accounting for Stock Issued to Employees”.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Silicon Image, Inc. is a leading provider of semiconductor and intellectual property products for the secure distribution, presentation and storage of high-definition content.  With a rich history of technology innovation that includes creating industry standards such as DVI and HDMI, our  solutions facilitate the use of digital content amongst consumer electronics, personal computer (PC) and storage devices, with the goal to securely deliver digital content anytime, anywhere and on any device.  Founded in 1995, we are headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Germany, Japan, Korea, and Taiwan.

Our vision is digital content everywhere. Our mission is to be the leader in the innovation, design, development and implementation of semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content in the home and mobile environments. We are dedicated to the development and promotion of technologies, standards and products that facilitate the movement of digital content between and among digital devices across the consumer electronics (CE), personal computer (PC) and storage markets. We believe our innovation around our core competencies, establishing industry standards and building strategic relationships, positions us to continue to drive change in the emerging world of high quality digital media storage, distribution and presentation.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the accounting policies discussed below to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue recognition

The Company’s revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104). We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue from products sold directly to end-users, or to distributors that do not receive price concessions and rights of return, is generally recognized when title and risk of loss has passed to the buyer which typically occurs upon shipment. Reserves for sales returns are estimated based primarily on historical experience and are provided at the time of shipment. All shipping costs are charged to cost of product revenue.

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

At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor and record the gross margin in “deferred margin on sale to distributors”, a component of current liabilities in our consolidated balance sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sale to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of our distributors’ resale are priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred margin on the sale to distributors line item that will be remitted back to the distributors. We reduce deferred margin by anticipated or determinable future price concessions.

We derive revenue from license of our internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with our licensees is classified as licensing revenue. Our license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements we follow the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the provisions of SAB No. 104.

The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements generally include (a) license fees relating to our IP, (b) support, typically for one year; and (c) royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for our IP has standalone value and can be used by the licensee without support. Further, objective and reliable evidence of fair value exists for support. Accordingly, license and support fees are each treated as separate units of accounting.

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

For contracts related to licenses of our technology that involve significant modification, customization or engineering services, we recognize revenue in accordance the provisions of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenues derived from such license contracts are accounted for using the percentage-of-completion method. We determine progress to completion based on input measures using labor-hours incurred by our engineers. The amount of revenue recognized is based on the total contract fees and the percentage of completion achieved. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. If there is significant uncertainty about customer acceptance, or the time to complete the development or the deliverables by either party, we consider applying the completed contract method. If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, we recognize the revenue and record an unbilled receivable assuming collectability is reasonably assured. Amounts invoiced to our customers in excess of recognizable revenues are recorded as deferred revenues.

Stock-based compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS No. 123R, Share-Based Payment, (SFAS No. 123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock- based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. We recognize stock-based compensation expense on a straight-line basis for all share-based payment awards, consisting primarily of employee stock options, our employee stock purchase plan and employee restricted stock units (RSUs), over the respective requisite service period of the awards. For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R), we followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3 “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.”

Cash Equivalents and Short-Term Investments

We account for our investments in debt and equity securities under, SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

Goodwill, intangible and long-lived assets

Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets and liabilities acquired. Acquired assets and liabilities are recorded based on our estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

For certain long-lived assets, primarily fixed assets and identifiable intangible assets, for example, our IP acquired from Sunplus (refer to Note 12 in our notes to consolidated financial statements), we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we compare the carrying amount of long-lived assets to our projection of future undiscounted cash flows, attributable to such assets. In the event that the carrying amount exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying amount over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult and requires the use of significant judgment.

We assign the following useful lives to our fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $10.3 million, $9.5 million and $7.1 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has determined based on the criteria of SFAS 142 that we have one reporting unit for this purpose. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing the fair value of our company’s equity as of the date of the impairment testing to the carrying amount of stockholders equity. The impairment charge for other intangible assets not subject to amortization, for which impairment indicators exists, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, SFAS 142 requires purchased other intangible assets to be amortized over their useful lives unless these lives are determined to be indefinite.

Significant assumptions are inherent and highly subjective in this process. However, there can be no assurance that we will not incur impairment losses for goodwill and other intangible assets in the future, which could adversely affect our earnings.

Subsequent to the year-end, the Company’s quoted market price of equity securities, and thus, its market capitalization declined. A sustained decline in the Company’s market capitalization may represent an event or circumstance that could necessitate a goodwill impairment test between annual tests.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

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

At December 31, 2008, we had gross deferred tax assets, related primarily to stock-based compensation, accruals and reserves that are not currently deductible, depreciable and amortizable items, and tax credit carry forwards of $34.9 million. At December 31, 2007 our gross deferred tax assets of $24.0 million consisted primarily of tax credit carry forwards and stock-based compensation not currently deductable for tax purposes.

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

     Restructuring Expenses

We record provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. One-time termination benefits and contract settlement and lease costs are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of December 31, 2008, we had $3.3 million in accruals related to workforce reduction charges and $0.2 million in accruals related to lease costs, which included estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. Adjustments to workforce reduction accruals may be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified as restructuring expenses in the consolidated  statement of income.

     Commitments, Contingencies and Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 55.1%, 57.7% and 57.3% of our revenue in 2008, 2007 and 2006, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. In 2008, 52.1% of our revenue was generated through distributors, compared to 49.5% in 2007 and 50.2% in 2006. World Peace Inc., comprised 14.6%, 13.6% and 11.6% of our revenue in 2008, 2007 and 2006, respectively. Microtek comprised 11.8%, 14.2% and 16.3% of our revenue in 2008, 2007 and 2006, respectively. Weikeng Industrial generated 11.5% of our revenue in 2008, in 2007 and 2006 revenue from Weikeng made up less than 10% of our revenue, and Innotech Corporation, comprised 10.5%, 15.6% and 15.7% of our revenue in 2008, 2007 and 2006, respectively. Our licensing revenue is not generated through distributors and to the extent licensing revenue increases, we would expect a decrease in the percentage of our revenue generated through distributors. In addition, we have been named as defendants in a number of judicial and administrative proceedings incidental to its business and may be named again from time to time, and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on our results of operations, financial position or cash flows.

A significant portion of our revenue is generated from products sold overseas. Sales (including licensing) to customers in Asia, including distributors, generated 71.2%, 71.7% and 72.2% of our revenue in 2008, 2007 and 2006, respectively. The reason for our geographical concentration in Asia is that most of our products are incorporated into flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. Primarily all revenue to date has been denominated in U.S. dollars.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R)  significantly changes current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not believe that the implementation of these standards will have a material impact on our consolidated financial statements.

Annual Results of Operations

Revenue by product line was as follows (in thousands):
	2008	Change	2007	Change	2006
	(Dollars in thousands)
Consumer electronics	$167,599	(21.3)%	$212,910	22.4%	$173,884
Personal computer	40,141	17.1%	34,283	(24.4)%	45,320
Storage	25,461	1.1%	25,181	(23.9)%	33,098
Total product revenue	$233,201	(14.4)%	$272,374	8.0%	$252,302
Percentage of total revenue	85.0%		85.0%		85.5%
Licensing revenue	$41,214	(14.4)%	$48,129	12.8%	$42,656
Percentage of total revenue	15.0%		15.0%		14.5%
Total revenue	$274,415	(14.4)%	$320,503	8.7%	$294,958

Revenue (including development, licensing and royalty revenues (collectively, “licensing revenue”), by product line):

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Consumer electronics	$199,591	(19.3)%	$247,205	24.3%	$198,803
Personal computer	44,311	8.7%	40,767	(25.4)%	54,680
Storage products	30,513	(6.2)%	32,531	(21.6)%	41,475
Total revenue	$274,415	(14.4)%	$320,503	8.7%	$294,958

Total revenue for 2008 was $274.4 million and represented a decline of 14.4% from 2007 levels. The decrease in product revenue in 2008 of 14.4% as compared to 2007 was primarily driven by declines in sales of our Consumer Electronics (“CE”) products and our licensing revenues, offset partially by an increase in revenues from our Personal Computers (“PC”) products.  In 2008 our customers were transitioning to our newer products, this transition period resulted in lower 2008 revenue compared to 2007. In addition to our product transition, the unfavorable global economic environment impacted product revenue primarily in the fourth quarter of 2008. Revenue for 2007 includes approximately $6.7 million of product revenue and cost of revenue includes approximately $2.6 million related to distributor sales for the month of December 2007. Historically, the Company had deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company was able to eliminate this delay beginning with the fourth quarter of 2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December 2007. We expect our business to follow normal seasonal patterns declining in the first quarter of 2009 as compared to the fourth quarter of 2008.

Total revenue in 2007 was $320.5 million, which represented an 8.7% increase year-over-year compared to 2006. This increase was due primarily to increased unit shipments and the above-mentioned recognition of an extra month of distributor revenue, partially offset by declines in average selling prices (ASP) across all product categories. We currently expect revenue to decline in the first quarter of 2009 due to the unfavorable global economic climate, however we expect revenue to begin to recover in the second half of 2009 due to the roll-out of our new products, and the expected improvement in our customer’s business.

Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of the intellectual property we license includes a field of use restriction that prevents the licensee from building products that directly compete with ours in those market segments we have chosen to pursue. Revenue from licensing accounted for 15.0%, 15.0% and 14.5% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in licensing revenues (in absolute dollars) in 2008 as compared to 2007 was due primarily to the overall softening of demand for consumer products as a result of the deterioration of the global economic climate.

The increase in licensing revenues in 2007 as compared to 2006 was primarily due to the recognition of $4.9 million of revenue for the delivery of IP technology sold, which represented the $5.0 million license amount less $0.1 million for the fair value of support and maintenance which we are required to provide to Sunplus for one year. We completed the delivery of IP technology sold to Sunplus under the license agreement and received final acceptance. Licensing contracts are complex and the recognition of related revenue depends upon many factors that require significant judgments including completion of milestones, allocation of values to delivered items and customer acceptances.

From time to time we enter into “direct agreements” for certain of our parts for certain identified end customers with our distributors who previously had the rights for price concessions and product returns. The “direct agreement” converts the previously existing distributor relationship for these parts and identified customers into a direct customer whereby the distributor does not have price protection or return rights. Revenue for such sales are recorded at the time of shipment.  For the year ended December 31, 2008 we recorded $2.7 million in revenue under such arrangements.

Revenues from products sold into the CE market have decreased year-over-year as a percentage of our total revenues and generated 61.1%, 66.4% and 59.0% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. If we include licensing revenues, these percentages would be 72.7%, 77.1% and 67.4% for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in CE product revenues in 2008 compared to 2007 was primarily due to lower revenues as a result of our previously announced product transition, lower revenues from our discrete receiver chips and input processors from DTVs in our CE business, increased competition for discrete and integrated solutions from other companies and decline in average selling prices (ASPs) over the same period.  The weakening consumer demand due to concerns about the economy also had a negative impact on our revenue. In addition, the decrease in overall CE revenues reflects a product transition wherein sales of our HDMI 1.1 and 1.2 products are decreasing, partially offset by increased sales of HDMI 1.3 products. The increase in the CE product revenue in 2007 compared to 2006 was due primarily to strong sales volumes of HDMI 1.3 receivers and transmitters partially offset by decrease in ASPs. Our HDMI 1.3 chips are targeted towards the DTV, AV receiver, Blu Ray recorders, HD DVD, DVD, game console and mobile markets.

Product revenues from the PC market have increased in 2008 as compared to 2007 and generated 14.6% of our revenue in 2008, 10.7% of our revenue in 2007 and 15.4% of our revenues in 2006. If we include licensing revenues, these percentages would be 16.1%, 12.7% and 18.5% for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in PC revenues in 2008 compared to 2007 was due primarily to the transition from the DVI to HDMI standard in PC’s, (our HDMI products carry higher prices than our DVI products), partially offset by a decline in ASPs in the PC business. The decrease in PC revenues in 2007 as compared to 2006  was due primarily to lower shipments coupled with declines in ASPs of our HDMI and DVI products. The decrease in ASPs in the PC business was due to the competitive nature of the PC business.

Products sold into the storage market, as a percentage of our total revenues, generated 9.3%, 7.9% and 11.2% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively. If we include storage related licensing revenues, these percentages were 11.1%, 10.1% and 14.1%, for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in storage revenue in 2008 compared to 2007 was primarily due to growth in sales of our Steelvine processor chips and a slight increase in the ASP’s for our storage market products We have seen a significant increase in Steelvine processor adoption on high end and midrange PC motherboards. The decline in storage revenue in 2007 as compared to 2006 was primarily due to declining sales in SATA controllers partially offset by an increase in sale of storage processor products.

      COST OF REVENUE AND GROSS MARGIN

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Cost of product revenue (1)	$112,539	(16.7)%	$135,168	12.5%	$120,173
Cost of licensing revenue	1,187	(77.5)%	5,275	391.2%	1,074
Total cost of revenue	$113,726	(19.0)%	$140,443	15.8%	$121,247
Total gross margin	$160,689	(10.8)%	$180,060	3.7%	$173,711
Gross margin as a percentage of total revenue	58.6%		56.2%		58.9%
(1) Includes stock-based compensation expense	$1,445		$1,597		$2,427

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other related overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross margin, as a percentage of revenue was 58.6%, 56.2% and 58.9% for 2008, 2007 and 2006, respectively. The 19.0% decrease in cost of revenue in 2008 as compared with 2007 was primarily due to a decrease in revenue, lower manufacturing and outside processing costs through negotiation, increased use of our testing equipment, improved supply chain efficiencies and better inventory control offset by higher shipping and warehousing fees as a result of an increase in fuel prices.

The increase in cost of revenue in 2007 as compared to 2006 was primarily due to increased unit volume associated with increased sales partially offset by manufacturing cost reductions and cost of sales associated with licensing revenue that has not increased proportionately to licensing sales.

Cost of revenue for 2007 includes approximately $2.6 million related to $6.7 million of product revenue recognized from distributor sales for the month of December. Historically, we have deferred the recognition of sell-through revenue and the related costs from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, we have been able to eliminate this delay beginning with the fourth quarter of 2007, resulting in an increase to the fourth quarter and the fiscal year 2007 cost of revenues.

Total gross margin decreased by $19.4 million in the twelve months ended December 31, 2008 compared to 2007. Our gross margin of 58.6% for the twelve months ended December 31, 2008 increased from 56.2% in 2007, primarily due to product design cost reduction activities, lower wafer pricing and operational efficiencies as described above. The decrease in gross margins in 2007 as compared to 2006 was primarily due to increased competition in all business lines reflected in decline in ASPs partially offset by increase in units sold.   We expect our gross margin to decline slightly in the first quarter of 2009 due lower expected revenue as a result of the unfavorable global economic climate.

OPERATING EXPENSES

Research and Development	2008	Change	2007	Change	2006
	(Dollars in thousands)
Research and development(1)	$84,819	8.8%	$77,994	22.6%	$63,598
Percentage of total revenue	30.9%		24.3%		21.6%
(1) Includes stock-based compensation expense	7,134		8,411		11,108

Research and development (R&D).  R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense, including stock-based compensation expense, was $84.8 million, or 30.9% of revenue for 2008 compared to $78.0 million, or 24.3% of revenue for 2007 and $63.6 million, or 21.6% of revenue for 2006. R&D expenses increased $6.8 million in the twelve months ended December 31, 2008 as compared to the comparable period in 2007, due to higher compensation and related expenses and an overall increase in other R&D activities during the year, which resulted in higher tape-out expenses, higher depreciation expenses, which were offset partially by a decline in stock-based compensation expense.

The increase in R&D expenses in 2007 compared to 2006 was primarily due to the expansion of our R&D operations through the sci-worx acquisition and the establishment of a new China R&D facility in the third quarter of 2006. This expansion resulted in an increase in salaries, software and equipment and tape out costs. The increase in R&D costs was partially offset by decrease in stock-based compensation expense from 2006.

Selling, General and Administrative	2008	Change	2007	Change	2006
	(Dollars in thousands)
Selling, general and administrative(1)	$71,719	2.0%	$70,340	4.1%	$67,597
Percentage of total revenue	26.1%		21.9%		22.9%
(1) Includes stock-based compensation expense	10,893		9,442		13,696

Selling, general and administrative (SG&A).  SG&A expense consists primarily of employee compensation, including stock-based compensation expense, sales commissions, professional fees, marketing and promotional expenses. The increase in SG&A expenses of $1.4 million in 2008 as compared to 2007 was primarily due to increased compensation expenses as a result of higher headcount,  an increase in stock-based compensation expense as a result of the granting of restricted stock units to employees and executives, higher bad debt expenses partially offset by lower expenses incurred on use of consultants.

SG&A expense was $70.3 million or 21.9% of revenue in 2007 as compared to $67.6 million, or 22.9% of revenue for 2006 The increase was primarily due to higher compensation expense, lower allocation of general and administrative costs to other functional lines, increase in consulting fees as a result of our global strategy, increase in litigation and patent related expenses and increase in facilities related expenses. These increases were partially offset by a decrease in the stock-based compensation expense in 2007.

Amortization of Intangible Assets	2008	Change	2007	Change	2006
	(Dollars in thousands)
Amortization of intangible assets	$6,348	78.9%	$3,549	598.6%	$508
Percentage of total revenue	2.3%		1.1%		0.2%

Amortization of intangible assets.  Amortization of intangible assets was $6.3 million in the twelve months ended December 31, 2008, as compared to $3.5 million for the same period in 2007. The increase in the amortization of intangible assets was primarily caused by the commencement of amortization of the acquired Sunplus technology in the fourth quarter of 2007.  See further discussion in Note 12 of our Notes to Consolidated Financial Statements. Increase in amortization of intangible assets for 2007 as compared to 2006 was primarily due to the increase in amortization as a result of capitalization of intangibles acquired from Sunplus and intangibles from our sci-worx acquisition during 2007. See Note 1 of our Notes to Consolidated Financial Statements for the future amortization schedule for the above referenced intangibles.

Restructuring	2008
Restructuring expense(1)	$5,858
Percentage of total revenue	2.1%
(1) Includes stock-based compensation expense	14

In July 2008 and December 2008, we announced restructuring plans to improve the effectiveness and efficiency of our operating model as part of our program to pursue continuous improvement. The restructuring expense for the twelve months ended December 31, 2008, consists primarily of $4.6 million related to employee severance and benefit arrangements due to the termination of 57 employees, a charge of $1.1 million relating to retirement of certain assets and a charge of $0.2 million relating to operating lease termination costs. We did not have any restructuring charges in the prior fiscal years.  Refer to Note 11 of our Notes to Consolidated Financial Statements for more information on our restructuring plans.

Patent Assertion Costs (Reimbursement), Net	2008	Change	2007	Change	2006
	(Dollars in thousands)
Patent assertion costs (reimbursement), net	—	—	$22	(100.4)%	$(5,244)
Percentage of total revenue	0%	—	0.0%		(1.8)%

Patent assertion costs (reimbursement), net.  The reimbursement of patent assertion costs in the amount of $5.4 million recorded in 2006, relates to the reimbursement of litigation expenses incurred in connection with the ST Micro  (previously “Genesis”) litigation. The reimbursement of $5.4 million had been offset by $143,000 in patent assertion costs incurred in 2006.

Interest Income and Other, Net	2008	Change	2007	Change	2006
	(Dollars in thousands)
Interest income and other, net	$6,245	(45.2)%	$11,397	23.8%	$9,205
Percentage of total revenue	2.3%		3.6%		3.1%

Interest income and other, net.  Interest income and other, net, which principally includes interest income, decreased 45.2% in the twelve months ended December 31, 2008 when compared to the same period in 2007. The decrease was primarily due to a lower average total cash balances as a result of the stock repurchase payments made during the first nine months of  2008, payments made to Sunplus for IP accrued in 2007, a lower interest rate environment, and a switch to investments in tax exempt securities in 2008, which generally carry lower interest rates than similar taxable securities.  The increase in interest income in the twelve months ended December 31, 2007 when compared to the same period in 2006 was attributable primarily to the increased cash, cash equivalents and short-term investments

Provision (benefit) for Income Taxes	2008	Change	2007	Change	2006
	(Dollars in thousands)
Provision (benefit) for income taxes	$(11,873)	(157.8)%	$20,551	46.9%	$13,992
Percentage of total revenue	(4.3)%		6.4%		4.7%

Provision (benefit) for Income Taxes.  For the year ended December 31, 2008, we recorded an income tax benefit of $11.9 million, compared to income tax expense of $20.6 million in 2007 and $14.0 million in 2006. Our effective income tax rate was 656% in 2008. In 2008, the difference between the benefit for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to the following items: (1) $5.0 million of tax benefits related to the geographic and tax jurisdictional mix of earnings within the Company’s global business structure, (2) $4.2 million of tax benefits associated with research and development tax credits and related FIN 48 reserves re-evaluated by the Company during the fourth quarter of 2008 upon completion of a study of credits claimed through 2007, (3) $1.6 million of tax benefits related to federal and state research and development tax credits generated during 2008, and (4) $0.9 million of tax benefits associated with tax exempt interest income.

For the year ended December 31, 2007, we recorded income tax expense of $20.6 million. Our effective income tax rate was 52% in 2007. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to the following items: (1) $3.1 million of tax benefits related to tax credits generated during 2007, (2) $2.8 million of additional tax charges associated with the certain foreign income and withholding taxes and (3) $5.1 million of additional tax charges related to foreign unbenefited losses associated with the implementation of our global business structure. The tax charges related to unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas. The new global strategy is designed to better align asset ownership and business functions with our expectations related to the sources, timing and amounts of future revenues and profits.

For the year ended December 31, 2006, we recorded income tax expense of $14.0 million. Our effective income tax rate was 25% in 2006. In 2006, the difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to the following three items: (1) $18.5 million of federal loss carryforwards utilized, inclusive of $14.3 million related to excess stock option tax benefits for which the reduction of the related valuation allowance was recorded to additional paid-in capital, (2) $24.8 million associated with the impact of the release of our remaining valuation allowance inclusive of certain current year changes in the deferred tax asset to which the valuation allowance relates and (3) $22.8 million of tax charges related to unbenefited foreign losses in connection with the ongoing implementation of a new global strategy. The tax charges related to unbenefited foreign losses represent expenses for sharing in the costs of our ongoing research and development efforts as well as licensing commercial rights to exploit pre-existing intangibles to better align with customers outside the Americas.

Liquidity and Capital Resources

	2008	Change	2007	Change	2006
	(Dollars in thousands)
Cash and cash equivalents	$95,414	$(42,408)	$137,822	$55,901	$81,921
Short-term investments	89,591	(22,298)	111,889	(56,835)	168,724
Total cash, cash equivalents and short-term investment	$185,005	$(64,706)	$249,711	$(934)	$250,645
Percentage of total assets	56.6%		60.5%		65.9%
Total current assets	$225,642	$(83,237)	$308,879	$(27,672)	$336,551
Total current liabilities	(39,530)	45,661	(85,191)	(10,720)	(74,471)
Working capital	$186,112	$(37,576)	$223,688	$(38,392)	$262,080
Cash provided by operating activities	$25,641	$(41,502)	$67,143	$21,140	$46,003
Cash provided by (used in) investing activities	14,825	3,009	11,816	112,463	(100,647)
Cash (used in) provided by financing activities	(82,152)	(58,980)	(23,172)	(81,841)	58,669
Effect of exchange rate changes on cash & cash equivalents	(722)	(836)	114	95	19
Net (decrease) increase in cash and cash equivalents	$(42,408)	$(98,309)	$55,901	$51,857	$4,044

      Our principal source of liquidity is cash provided by operations and exercise of stock options. At December 31, 2008, we had $186.1 million of working capital and $185.0 million of cash, cash equivalents and short-term investments.

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

In February 2008, we entered into an accelerated stock repurchase agreement (ASR) with Credit Suisse International (Credit Suisse), to purchase shares of common stock for an aggregate purchase price of approximately $62 million paid in February 2008.  We received 11.5 million shares under the agreement, based on a predetermined price, which was subject to an adjustment based on the volume weighted average price during the term of the ASR. In accordance with the ASR agreement, on June 25, 2008, we chose to settle the arrangement in cash (rather than shares) and made a final payment of approximately $6.2 million for the purchase of shares.  The ASR terminated on June 30, 2008 (‘termination date’) with final settlement taking place in July 2008 (“settlement date”). On the settlement date, Credit Suisse returned approximately $1 million based on the volume weighted average share price during the period. In accordance with the relevant accounting guidance, we reflected the 11.5 million shares repurchased and the $68.2 million paid to Credit Suisse as treasury stock and recorded the $1 million received as part of other income in the consolidated statement of income in the second and third quarters of 2008.

We believe that our current cash, cash equivalents and short-term investment balances together with income derived from sales of our products and licensing will be sufficient to meet our liquidity requirements in the foreseeable future.

Operating Activities

In the year ended December 31, 2008, our operating activities provided $25.6 million of cash. The cash generated from working capital consisted primarily of the strong cash collection on our accounts receivable, efficient management of inventory offset by cash used in prepaid expenses and other assets, accounts payables, accrued liabilities, deferred revenue and deferred margin on sale to distributors.

Net accounts receivable decreased to $6.0 million at December 31, 2008 as compared to $21.3 million at 2007 due to increased collection and lower invoicing activity, due to deterioration in the global economic environment, in the month of December 2008. Inventories decreased to $12.8 million as of December 31, 2008 from $20.2 million as of December 31, 2007 primarily due to efficient inventory management practices, and a reduced inventory build plan compared to the same period a year ago in response to the deterioration in the economic climate. Our inventory turns decreased to 6.8 at December 31, 2008 as compared to 7.1 at December 31, 2007. Inventory turns are computed on an annualized basis, using the most recent quarter results and are a measure of the number of times inventory is replenished during the year. Accounts payable decreased to $7.2 million at December 31, 2008 as compared to $17.9 million at December 31, 2007 due to the timing of vendor payments and decrease in the inventory balance at December 31, 2008. Deferred margin on sales to distributors decreased by $19.6 million in 2008 as compared to 2007, as a result of reduced inventory at distributors due to the deterioration in the economic environment in December 2008 .

Operating activities provided $67.1 million of cash during 2007 primarily due to cash generated by operations. The cash generated from working capital consisted primarily of strong cash collections on our accounts receivables, cash generated by inventory management and accounts payable partially offset by cash used in prepaid accounts, accrued expenses and deferred revenue.

Net accounts receivable decreased to $21.3 million in 2007 from $40.0 million in 2006 reflecting the timing of invoicing and strong cash collections during the fourth quarter of 2007. Inventories decreased to $20.2 million at December 31, 2007 from $28.3 million at December 31, 2006. This decrease was attributable primarily to increased sales and better inventory management including allowing our distributors to use up the existing inventory that was built up in 2006. Our inventory turns increased to 7.1 at December 31, 2007 from 4.7 at December 31, 2006. Inventory turns are computed on an annualized basis, using the most recent quarter results and are a measure of the number of times inventory is replenished during the year. Deferred revenue, which includes deferred intellectual property license revenue that is being recognized on a percentage of completion basis, decreased $1.4 million in 2007 as compared to 2006. This decrease was primarily related to the invoicing under the terms of the agreement and the recognition of revenue for which contracts exist. Deferred margin on sales to distributors increased $8.7 million in 2007 as compared to 2006, primarily due to the improved business processes which resulted in the company being able to eliminate the previously existing delay in recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter. Other current liabilities including accounts payable and accrued liabilities, increased to $54.9 million from $52.0 million attributable primarily with the volume of our business, the timing of vendor payments, the payments on accruals for inventory related items and miscellaneous other items.

Investing Activities

In 2008, net cash provided by investing activities was $14.8 million, consisting primarily of proceeds from the sale of short-term investments (net of purchases) of $21.9 million, partially offset by purchases of property and equipment of $7.0 million. Net cash provided by investing activities during 2007 consisted primarily of sale of investments of $137.1 million which was used to fund the purchase of sci-worx for $13.8 million, net of cash acquired, the acquisition of Sunplus IP for $40.0 million, of which $18.8 million was paid in 2007 and purchases of property, plant and equipment of $13.4 million. Cash used in investing activities in 2006 consisted primarily of purchases of short-term investments (net of proceeds from sales and maturities of investments) of $94.0 million and purchases of property and equipment of $13.5 million.

We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment in 2008, 2007 and 2006 related mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

In 2008, net cash used in financing activities was $82.2 million, consisting primarily of repurchases of common stock of $68.2 million, payment of $19.3 million to Sunplus and Oracle in connection with the financing of intangibles and software purchased, partially offset by proceeds from stock options exercises and purchases under our employee stock purchase program (ESPP) of $4.8 million. Net cash used in financing activities in 2007 consisted primarily of repurchases of common stock of $38.1 million, partially offset by proceeds from stock option exercises and purchases under our employee stock purchase program (ESPP) of $12.9 million. Net cash flows provided by financing activities in 2006 consisted primarily of proceeds from stock options exercises and ESPP purchases of $35.1 million.

Cash Requirements and Commitments

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases and any strategic acquisitions, in addition we have approximately $8.2 million in commitments for fiscal years including and beyond 2009 as disclosed in the operating lease commitments table below.

Lease Obligations

In December 2002, we entered into a non-cancelable operating lease renewal for our principal operating facility. In June 2004 and May 2006, we entered into amendments to the operating lease agreements. The amendments expanded the leased premises. The lease was amended in May 2006 to extend the lease expiration date to July 2011, and to set the monthly rental payments at $146,237, with annual increases of 3% thereafter.  We also lease an operating facility in Irvine, California, pursuant to a non-cancelable operating lease agreement with a term that extends through November 2012 and provides for base monthly rental payments of approximately $14,800 is required.

We also lease office space in China, Germany, Japan, Korea, Taiwan and the Netherlands.

Rent expense totaled $5.1 million, $3.8 million and $2.6 million in 2008, 2007 and 2006, respectively. Future minimum lease payments under operating leases have not been reduced by expected sub lease rental income or by the amount of our restructuring accrual that relates to the leased facilities.

Our future operating lease and software purchase commitments at December 31, 2008 are as follows (in thousands):

	Payments Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating lease obligations	$7,876	$3,863	$3,833	$180	$—
Software purchase commitment	315	105	210	—	—
Total	$8,191	$3,968	$4,043	$180	$—

The amounts above exclude liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, as we are unable to reasonably estimate the timing of settlement. See Note 3, “Income Taxes,” in the Notes to Consolidated Financial
Statements for further discussion.

Long-Term Liquidity

Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next twelve months. We expect to continue to invest in property and equipment in the ordinary course of business. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of licensing revenue, investments in inventory, property, plant and equipment and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. While, we believe that our current cash, cash equivalents and short-term investment balances together with income derived from sales of our products and licensing will be sufficient to meet our liquidity requirements in the foreseeable future, to the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available when we need them, or if available, we may not be able to obtain them on terms favorable to us.

Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of December 31, 2008, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $185.0 million. A sensitivity analysis was performed on our investment portfolio as of December 31, 2008. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

The following represents the potential change to the value of our investments given a shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$250,000	$500,000	$751,000

As of December 31, 2007, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $249.7 million. These securities are subject to interest rate fluctuations. The following represents the potential change to the value of our fixed income securities given a shift in the yield curve used in our sensitivity analysis.

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

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, British Pound, the South Korean Won, Taiwan Dollar and the Chinese Yuan. The effect of an immediate 10% change in foreign currency exchange rates may impact our future operating results or cash flows as any such increases in our currency exchange rate may result in increased wafer, packaging, assembly or testing costs as well as ongoing operating activities in our foreign operations. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As of December 31, 2008, cash held in foreign countries was approximately $1.2 million. The following represents the potential impact of a change in the value of the U.S. dollar compared to the Euro, British Pound and Japanese Yen.  This sensitivity analysis aggregates our annual activity in these three currencies, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10%.

5%	7.5%	10%
$1.3 million	$2.0 million	$2.7 million

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Supplemental Data required by this item are set forth at the pages indicated at Item 15(a).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 13, 2009, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, effective January 1, 2008.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
February 13, 2009

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

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

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$95,414	$137,822
Short-term investments	89,591	111,889
Accounts receivable, net of allowances for doubtful accounts of $1,778 on December 31, 2008 and $1,565 on December 31, 2007	5,922	21,254
Inventories	12,775	20,198
Prepaid expenses and other current assets	15,275	13,732
Deferred income taxes	6,665	3,984
Total current assets	225,642	308,879
Property and equipment, net	19,394	24,191
Goodwill	19,210	19,210
Intangible assets, net	32,921	39,269
Deferred income taxes, non-current	28,193	19,978
Other assets	1,181	1,421
Total assets	$326,541	$412,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,278	$17,892
Accrued and other liabilities	23,023	36,996
Deferred revenue	2,348	3,860
Deferred margin on sales to distributors	6,881	26,443
Total current liabilities	39,530	85,191
Other long-term liabilities	8,064	13,910
Total liabilities	47,594	99,101
Commitments and contingencies (Notes 4 and 7)
Stockholders’ equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 74,070,293 — 2008 and 84,313,316 — 2007	92	90
Additional paid-in capital	442,228	418,796
Treasury stock	(106,276)	(38,096)
Accumulated deficit	(57,030)	(67,093)
Accumulated other comprehensive income (loss)	(67)	150
Total stockholders’ equity	278,947	313,847
Total liabilities and stockholders’ equity	$326,541	$412,948

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenue:
Product	$233,201	$272,374	$252,302
Licensing	41,214	48,129	42,656
Total revenue	274,415	320,503	294,958
Cost of revenue and operating expenses:
Cost of product revenue(1)	112,539	135,168	120,173
Cost of licensing revenue	1,187	5,275	1,074
Research and development(2)	84,819	77,994	63,598
Selling, general and administrative(3)	71,719	70,340	67,597
Amortization of intangible assets	6,348	3,549	508
Patent assertion costs (reimbursement), net	—	22	(5,244)
Restructuring Expense(4)(Note 11)	5,858	—	—
Total cost of revenue and operating expenses	282,470	292,348	247,706
Income (loss) from operations	(8,055)	28,155	47,252
Interest income	4,660	11,346	9,438
Other income (expenses), net	1,585	51	(233)
Income (loss) before provision for income taxes	(1,810)	39,552	56,457
Provision (benefit) for income taxes	(11,873)	20,551	13,992
Net income	$10,063	$19,001	$42,465
Net income per share
Basic	$0.13	$0.22	$0.51
Diluted	$0.13	$0.22	$0.49
Weighted average shares
Basic	75,570	85,557	82,787
Diluted	76,626	87,388	86,791
__________

(1) Includes stock-based compensation expense	$1,445	1,597	2,427
(2) Includes stock-based compensation expense	7,134	8,411	11,108
(3) Includes stock-based compensation expense	10,893	9,442	13,696
(4) Includes stock-based compensation expense	14	—	—

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury	Unearned	Accumulated	Comprehensive
(in thousands)	Shares	Amount	Capital	Stock	Compensation	Deficit	Income (Loss)	Total
Balance at December 31, 2005	80,492	$80	$307,149		$(6,742)	$(123,429)	$(512)	$176,546
Net income	—	—	—	—	—	42,465	—	42,465
Unrealized net gain on available-for-sale investments, net of tax	—	—	—	—	—	—	334	334
Foreign currency translation adjustments	—	—	—	—	—	—	19	19
Total comprehensive income	—	—	—	—	—	—	—	42,818
Net issuances of common stock	5,571	6	31,120	—	—	—	—	31,126
Common stock issued for ESPP	421	1	3,916	—	—	—	—	3,917
Elimination of unearned compensation in connection with FAS 123(R) adoption	—	—	(6,742)	—	6,742	—	—	—
Tax benefit from equity based compensation plans	—	—	23,584	—	—	—	—	23,584
Stock-based compensation expense	—	—	27,231	—	—	—	—	27,231
Balance at December 31, 2006	86,484	87	386,258	—	—	(80,964)	(159)	305,222
Net income	—	—	—	—	—	19,001	—	19,001
Unrealized net gain on available-for-sale investments, net of tax	—	—	—	—	—	—	204	204
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	105	105
Total comprehensive income	—	—	—	—	—	—	—	19,310
Effect of FIN 48 adoption on retained earnings	—	—	—	—	—	(5,130)	—	(5,130)
Net issuances of common stock	2,324	2	9,358	—	—	—	—	9,360
Common stock issued for ESPP	505	1	3,548	—	—	—	—	3,549
Tax benefit from equity based compensation plans	—	—	182	—	—	—	—	182
Repurchase of common stock	(5,000)	—	—	(38,096)	—	—	—	(38,096)
Stock-based compensation expense	—	—	19,450	—	—	—	—	19,450
Balance at December 31, 2007	84,313	90	418,796	(38,096)	—	(67,093)	150	313,847
Net income						10,063	—	10,063
Unrealized net gain on available-for-sale investments, net of tax	—	—	—	—	—	—	219	219
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(436)	(436)
Total comprehensive income	—	—	—	—	—	—	—	9,846
Net issuances of common stock	487	1	1,711	—	—	—	—	1,712
Common stock issued for ESPP	808	1	3,045	—	—	—	—	3,046
Tax loss from equity based compensation plans	—	—	(810)	—	—	—	—	(810)
Repurchase of common stock	(11,538)	—	—	(68,180)	—	—	—	(68,180)
Stock-based compensation expense	—	—	19,486	—	—	—	—	19,486
Balance at December 31, 2008	74,070	$92	$442,228	$(106,276)	$—	$(57,030)	$(67)	$278,947

See accompanying Notes to Consolidated Financial Statements

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$10,063	$19,001	$42,465
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,349	9,464	7,108
Provision for doubtful accounts	1,218	334	215
Stock-based compensation expense	19,486	19,450	27,231
Amortization of intangible assets	6,348	3,549	508
Amortization/(Accretion) of investment premium/(discount)	1,189	(524)	(869)
Tax benefit (loss) from employee based compensation plans	(810)	182	23,584
Excess tax benefits from employee stock transactions	(548)	(2,543)	(23,856)
Realized (gain) / loss on sale of investments	(301)	18	82
Unrealized loss on derivative transactions	—	—	41
Non-cash restructuring expenses	1,063	—	—
Deferred income taxes	(10,896)	1,195	(23,279)
Loss on disposal of property and equipment	554	1,270	15
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	14,114	21,430	(10,005)
Inventories	7,423	8,280	(11,215)
Prepaid expenses and other current assets	(1,303)	(7,999)	(1,824)
Accounts payable	(10,684)	1,857	(453)
Accrued and other liabilities	(550)	(14,227)	22,200
Deferred revenue	(1,512)	(2,325)	(3,019)
Deferred patent infringement proceeds	—	—	(6,867)
Deferred margin on sales to distributors	(19,562)	8,731	3,941
Cash provided by operating activities	25,641	67,143	46,003
Cash flows from investing activities:
Purchases of short-term investments	(224,499)	(79,473)	(240,308)
Proceeds from sales of short-term investments	246,370	137,135	146,273
Purchases of property and equipment	(7,046)	(13,388)	(13,479)
Payments for intellectual property	—	(18,750)	—
Business combination, net of cash acquired	—	(13,751)	—
Proceeds from sale of property and equipment	—	43	—
Release of restriction on cash received in conjunction with resolution of litigation	—	—	6,867
Cash provided by (used in) investing activities	14,825	11,816	(100,647)
Cash flows from financing activities:
Proceeds from issuances of common stock	4,758	12,909	35,043
Repayments of debt and capital lease obligations	—	—	(230)
Payments to acquire treasury stock	(68,180)	(38,096)	—
Payments for vendor financed software and intangibles purchased	(19,278)	(528)	—
Excess tax benefits from employee stock transactions	548	2,543	23,856
Cash provided by (used in) financing activities	(82,152)	(23,172)	58,669
Effect of exchange rate changes on cash and cash equivalents	(722)	114	19
Net (decrease) / increase in cash and cash equivalents	(42,408)	55,901	4,044
Cash and cash equivalents — beginning of year	137,822	81,921	77,877
Cash and cash equivalents — end of year	$95,414	$137,822	$81,921
Supplemental cash flow information:
Cash payments for interest	$68	$35	$10
Cash payments for taxes	$3,624	$36,316	$1,316
Unrealized net gain on available-for-sale securities	$219	$204	$334
Property and equipment received and accrued	$79	$1,566	$2,462
Intellectual property received and accrued	$—	$21,250	$420
See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company provides discrete and various levels of integrated semiconductor products as well as IP licensing to consumer electronics, computing, display, storage, mobile and networking equipment manufacturers. The Company’s product and IP portfolio includes solutions for high-definition television (HDTV), high-definition set-top boxes (STBs), high-definition digital video disc (DVD) players, digital and personal video recorders (DVRs and PVRs), mobile devices (cellular phones, camcorders & still cameras), high-definition game systems, consumer and enterprise storage products and PC display products.

Basis of presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock-based compensation, cash equivalents and short-term investments, allowance for doubtful accounts, inventories, goodwill intangible and long-lived assets, income taxes, deferred tax assets, guarantees indemnification and warranty liabilities, restructuring expenses, commitments contingencies and concentrations and legal matters. The consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of inter-company balances and transactions.

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of revenue generated by the Company’s Simplay subsidiary from the “Licensing” revenue caption to “Product” revenue and revenue between the Company’s lines of business, in order to more closely align its revenue presentation with its key operating metrics. The Company has also renamed the caption “Development, licensing and royalty” revenue as “Licensing” revenue.

Revenue recognition

The Company’s revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104). We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue from products sold directly to end-users, or to distributors that do not receive price concessions and rights of return, is generally recognized when title and risk of loss has passed to the buyer which typically occurs upon shipment. Reserves for sales returns are estimated based primarily on historical experience and are provided at the time of shipment. All shipping costs are charged to cost of product revenue.

For products sold to distributors with agreements allowing for price concessions and product returns, the Company recognizes revenue based on its best estimate of when the distributor sold the product to its end customer. The Company’s estimate of such distributor sell-through is based on point of sales reports received from its distributors. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to an end-user. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is earned when the distributor sells the product to an end-user, at which time our sales price to the distributor becomes fixed. Pursuant to our distributor agreements, older end-of-life and certain other products are sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

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

At the time of shipment to distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor and records the gross margin in “deferred margin on sale to distributors”, a component of current liabilities in its consolidated balance sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin the Company recognizes in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. The Company sells each item in its product price book to all of its distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of The Company’s distributors’ resale is priced at a discount from list price. Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred margin on the sale to distributors line item that will be remitted back to the distributors. The Company reduces deferred margin by anticipated or determinable future price concessions.

The Company derives revenue from license of its internally developed intellectual property (IP). The Company enters into IP licensing agreements that generally provide licensees the right to incorporate its IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with the Company’s licensees is classified as license revenue. The Company’s license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements it follows the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company allocates the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. The Company then recognizes revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the provisions of SAB No. 104.

The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements generally include (a) license fees relating to our IP, (b)  support, typically for one year; and (c) royalties payable following the sale by our licensees of products incorporating the licensed technology. The license for the Company’s IP has standalone value and can be used by the licensee without support. Further, objective and reliable evidence of fair value exists for support. Accordingly, license and support fees are each treated as separate units of accounting.

Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue the Company recognizes is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, the Company relies upon actual royalty reports from its customers when available and rely upon estimates in lieu of actual royalty reports when the Company has a sufficient history of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of the Company’s use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. In cases where royalty reports and other information are not available to allow the Company to estimate royalty revenue, it recognize revenue only when royalty reports are received.

For contracts related to licenses of our technology that involve significant modification, customization or engineering services, the Company recognizes revenue in accordance the provisions of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenues derived from such license contracts are accounted for using the percentage-of-completion method.

The Company determines progress to completion based on input measures using labor-hours incurred by its engineers. The amount of revenue recognized is based on the total contract fees and the percentage of completion achieved. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. If there is significant uncertainty about customer acceptance, or the time to complete the development or the deliverables by either party, the Company applies the completed contract method. If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, the Company recognizes the revenue and records an unbilled receivable assuming collectability is reasonably assured. Amounts invoiced to the Company’s customers in excess of recognizable revenues are recorded as deferred revenue.

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, (SFAS No. 123R), requiring it to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. The Company recognizes stock-based compensation expense on a straight-line basis for all share-based payment awards, consisting primarily of employee stock options, employee stock purchase plan and employee restricted stock units (RSUs), over the respective requisite service period of the awards. For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R), we followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3 “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.”

Financial Instruments

The Company accounts for its investments in debt securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP No. 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by FSP 115-1/124-1 and Emerging Issues Task Force ("EITF") No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The classification of our investments into cash equivalents and short term investments is in accordance with SFAS No. 95 ("SFAS No. 95") Statement of Cash Flows. Cash equivalents have maturities of three months or less from the date of purchase. Short-term investments consist of commercial paper, United States government agency obligations, corporate/municipal notes and bonds. These securities have maturities greater than three months from the date of purchase.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 ("SFAS 157") “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS 157 is effective for the current fiscal year. The adoption of SFAS 157 did not have a significant impact on our financial statements.

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

Derivative Instruments

The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company accounts for derivative instruments in accordance with authoritative accounting standards, including Statement of Financial Accounting Standards (SFAS) 133 - Accounting for Derivative Instruments and Hedging Activities and SFAS 52 - Foreign Currency Translation. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. As of December 31, 2008 the Company had no outstanding derivative instruments.

Allowance for Doubtful Accounts

The Company reviews collectability of accounts receivable on an on-going basis and provides an allowance for amounts it estimates will not be collectible. During the Company’s review, it considers its historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency. Delinquent account balances are written-off after the Company has determined that the likelihood of collection is remote. Write-offs to date have not been material.

	2008	2007	2006
	(In thousands)
Balance at January 1,	$1,565	$235	$417
Provision for doubtful accounts	1,218	1,868	215
Write offs/recoveries	(1,005)	(538)	(397)
Balance at December 31,	$1,778	$1,565	$235

Inventories

The Company records inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for variances between standard and actual. Standard costs are determined based on the Company’s estimate of material costs, manufacturing yields, costs to assemble, test and package its products and allocable indirect costs. The Company records differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statement of income in order to state the inventories at actual costs on a FIFO basis. Standard costs are evaluated at least annually.

Provisions are recorded for excess and obsolete inventory and are estimated based on a comparison of the quantity and cost of inventory on hand to the Company’s forecast of customer demand. Customer demand is dependent on many factors and requires the Company to use significant judgment in its forecasting process. The Company must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months forecasted demand are written down to zero and the related provision is recorded as a cost of revenue. Once a provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product.

Goodwill, intangible and long-lived assets

Consideration paid in connection with acquisitions is required to be allocated to the assets, including identifiable intangible assets and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates.

For certain long-lived assets, primarily fixed assets and identifiable intangible assets, for example the Company’s IP acquired from Sunplus (refer to Note 12 below), the Company is required to estimate the useful life of its asset and recognize the cost as an expense over the useful life. The Company uses the straight-line method to depreciate long-lived assets. The Company evaluates the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company compares the carrying amount of long-lived assets to its projection of future undiscounted cash flows, attributable to such assets. In the event that the carrying amount exceeds the future undiscounted cash flows, the Company records an impairment charge against income equal to the excess of the carrying amount over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult and requires the use of significant judgment.

The Company assigns the following useful lives to its fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $10.3 million, $9.5 million and $7.1 million, for the years ended December 31, 2008, 2007 and 2006.

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has determined based on the criteria of SFAS 142 that we have one reporting unit for this purpose. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing the fair value of the Company’s equity as of the date of the impairment testing to the carrying amount of stockholders equity. The impairment charge for other intangible assets not subject to amortization, for which impairment indicators exists, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, SFAS 142 requires purchased other intangible assets to be amortized over their useful lives unless these lives are determined to be indefinite. Significant assumptions are inherent and highly subjective in this process.

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

Deferred tax assets

We account for deferred tax assets in accordance with the Statement of Financial Accounting Standard No. 109 (SFAS No. 109), Accounting for Income Taxes. In the first quarter of 2007, we adopted the Financial Accounting Standards Board (FASB) FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN No. 48 requires that the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income taxes the Company uses an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements, but have not been reflected in its taxable income. In general, a valuation allowance is established to reduce deferred tax assets to their estimated realizable value, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company evaluates the realizability of the deferred tax assets quarterly and will continue to assess the need for valuation allowances.

At December 31, 2008, the Company had gross deferred tax assets, related primarily to stock-based compensation, accruals and reserves that are not currently deductible, depreciable and amortizable items, and tax credit carry forwards of $34.9 million. At December 31, 2007 the Company’s gross deferred tax assets of $24.0 million consisted primarily of tax credit carry forwards and stock-based compensation not currently deductable for tax purposes.

Guarantees, Indemnifications and Warranty Liabilities

Certain of the Company’s licensing agreements indemnify its customers for expenses or liabilities resulting from claimed infringements of patent, trademark or copyright by third parties related to the intellectual property content of our products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances; the maximum amount of potential future indemnification is not limited. To date, the Company has not paid any such claims or been required to defend any lawsuits with respect to a claim.

At the time of revenue recognition, the Company provides an accrual for estimated costs (included in accrued liabilities in the accompanying consolidated balance sheets) to be incurred pursuant to its warranty obligation. The Company’s estimate is based primarily on historical experience.

The following table represents the Company’s warranty activity for the three years ended December 31, 2008

	2008	2007	2006
	(In thousands)
Balance at January 1,	$62	$60	$382
Provision for warranties issued during the year	1	21	30
Reduction to pre-existing warranties	—	—	(314)
Cash and other settlements made during the year	(25)	(19)	(38)
Balance at December 31,	$38	$62	$60

Restructuring Expenses

The Company records provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. One-time termination benefits and contract settlement and lease costs are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of December 31, 2008, we had $3.3 million in accruals related to workforce reduction charges and $0.2 million in accruals related to lease costs, which included estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. Increases or decreases to the accruals for changes in estimates are classified as restructuring expenses in the consolidated statement of income.

Foreign Currency translation

The Company accounts for foreign currency transactions in accordance with the Statement of Financial Accounting Standard No. 52 (SFAS No. 52), Foreign Currency Translation. The Company determines the functional currency for its foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. The functional currency for the Company’s foreign subsidiaries is the local currency. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in  the Company’s consolidated statement of income as a non-operating item in each year. Monetary balance sheet items of the Company’s subsidiaries denominated in foreign currency are translated using the exchange rate in effect on the balance sheet date and any adjustments arising from remeasurements are included in other comprehensive income.

Research and Development

Research and development costs are expensed as incurred. It is the Company’s policy to record a reduction to research and development expense for funding received from outside parties for research and development projects. During the years ended December 31, 2008 and 2006, the Company recorded a reduction to research and development expense totaling approximately $0.5 million, and $1.0 million, respectively,  related to funding received from outside parties for one engineering project. There was no funding received in 2007.

Net income per share

Basic net income per share is based on weighted average common shares outstanding, excluding shares subject to repurchase and diluted net income per share is based on weighted average common shares and dilutive equivalents outstanding, if any. The following tables set forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income	$10,063	$19,001	$42,465
Denominator:
Weighted average shares of common stock outstanding	75,570	85,557	82,787
Weighted average shares — basic	75,570	85,557	82,787
Weighted-average dilutive common stock options and restricted stock units outstanding under the treasury stock method	1,056	1,831	4,004
Weighted average shares — diluted	76,626	87,388	86,791
Net income per share
Basic	$0.13	$0.22	$0.51
Diluted	$0.13	$0.22	$0.49

The securities that were anti-dilutive and excluded from our net income per share calculations were approximately 12.4 million, 11.3 million and 9.6 million for the years ended December 31, 2008, 2007 and 2006 respectively.

Recent accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R)  significantly changes current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not believe that the implementation of these standards will have a material impact on its consolidated financial statements.

NOTE 2 — CONSOLIDATED BALANCE SHEET COMPONENTS

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2008:

	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(in thousands)
Classified as current assets:
Cash	$79,027	$—	$—	$79,027
Cash equivalents:
Money market funds	16,387	—	—	16,387
Total cash and cash equivalents	95,414	—	—	95,414
Short-term investments:
Municipal bonds	89,168	423	—	89,591
Total short-term investments	89,168	423	—	89,591
Total cash and cash equivalents and short-term investments	$184,582	$423	$—	$185,005

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2008.

	Market value	Amortized cost
	(In thousands)
Contractual maturity
Less than 1 year	$74,453	$74,196
1-5 years	15,138	14,972
5-10 years	—	—
More than 10 years	—	—
Total	$89,591	$89,168

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2007:

	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
	(in thousands)
Classified as current assets:
Cash	$60,657	$—	$—	$60,657
Cash equivalents:
Money market funds	59,732	—	—	59,732
Commercial paper	17,427	7	(1)	17,433
Total cash equivalents	77,159	7	(1)	77,165
Total cash and cash equivalents	137,816	7	(1)	137,822
Short-term investments:
Corporate securities	$73,077	56	(40)	$73,093
Asset-backed securities	30,635	24	(70)	30,589
United States government agencies	6,603	102	—	6,705
Certificate of deposit	1,500	2	—	1,502
Total short-term investments	111,815	184	(110)	111,889
Total cash and cash equivalents and short-term investments	$249,631	$191	$(111)	$249,711

Components of inventory and property and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Inventories:
Raw materials	$4,962	$3,132
Work in process	545	2,719
Finished goods	7,268	14,347
	$12,775	$20,198
Property and equipment:
Computers and software	$24,250	$29,950
Equipment	25,059	28,188
Furniture and fixtures	2,701	4,061
	52,010	62,199
Less: accumulated depreciation	(32,616)	(38,008)
	$19,394	$24,191

Components of intangible assets were as follows:

		December 31, 2008		December 31, 2007
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Intangible assets subject to amortization:
Acquired technology-Sunplus	84 months	$39,600	$(7,065)	$39,600	$(1,414)
Non-compete agreement	36 months	—	—	1,849	(1,849)
Acquired technology	36-48 months	—	—	1,780	(1,780)
Contractual backlog	9-12 months	—	—	1,360	(1,360)
Core/Developed technology	24-48 months	970	(747)	970	(374)
Customer relationships	24-48 months	810	(647)	810	(323)
		$41,380	$(8,459)	$46,369	$(7,100)
Intangible assets not subject to amortization:
Goodwill		$19,210		$19,210

Estimated future amortization expense for the Company’s intangible assets is as follows for the fiscal years ending December 31 (in thousands):

2009	$5,889
2010	5,802
2011	5,652
2012	5,652
2013	5,652
2014	4,274
$32,921

Amortization of identifiable intangibles, totaled $6.3 million, $3.5 million and $0.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Based on the impairment test performed for 2008 and 2007 in accordance with SFAS No. 142, there was no impairment of goodwill at December 31, 2008 and 2007. Subsequent to the year-end, the Company’s quoted market price of equity securities, and thus, its market capitalization declined. A sustained decline in the Company’s market capitalization may represent an event or circumstance that could necessitate a goodwill impairment test between annual tests.

	December 31,
	2008	2007
	(In thousands)
Accrued liabilities:
Accrued payroll and related expenses	$5,359	$5,586
Accrued restructuring	3,452	—
Software and IP commitments	2,500	18,034
Bonus accrual	1,556	176
Accrued and other liabilities	10,156	13,200
	$23,023	$36,996

Other long-term liabilities:
FIN 48 non-current liability	7,426	9,507
Software and IP commitments	—	3,750
Other liabilities	638	653
	$8,064	$13,910

NOTE 3 — INCOME TAXES
Income (loss) before taxes and the provision for income taxes consisted of the following:
	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Income (loss) before provision for income taxes:
U.S.	$(36,077)	$54,785	$121,577
Non U.S.	34,267	(15,233)	(65,120)
Total income (loss) before provision for income taxes	$(1,810)	$39,552	$56,457

	Year Ended December 31,
Provision (benefit) for Taxes	2008	2007	2006
	(In thousands)
Current:
Federal	$(3,470)	$16,590	$12,130
State	(409)	733	205
Foreign	3,811	2,961	1,352
	(68)	20,284	13,687
Deferred (benefit):
Federal	(8,076)	358	(14,573)
State	(3,281)	158	(8,706)
Foreign	359	(431)	—
Total deferred	(10,998)	85	(23,279)
Charge (benefit) in lieu of taxes attributable to employee stock plans	(807)	182	23,584
Total (benefit) provision for income taxes	$(11,873)	$20,551	$13,992

Our effective tax rate differs from the federal statutory rate due to the following (in thousands):
	Year Ended December 31,
	2008	2007	2006
Tax provision (benefit) at federal statutory rate	$(633)	$13,843	$19,760
State income taxes	(3,062)	786	644
Foreign income and withholding taxes	(2,463)	2,827	1,361
U.S. federal losses utilized	—	—	(18,471)
Changes in valuation allowance related to employee stock transactions	—	—	14,333
Foreign unbenefited losses	—	5,077	22,811
Impact of valuation allowance release	—	—	(24,779)
Tax credits	(5,914)	(3,084)	(3,277)
Stock-based compensation	966	954	1,526
Tax exempt income	(865)	—	—
Non-deductible expenses	77	79	84
Other	21	69	—
Tax provision (benefit)	$(11,873)	$20,551	$13,992

       The Company’s 2008 income tax benefit includes $5.0 million of tax benefits related to the geographic and tax jurisdictional mix of earnings within the Company’s global business structure.  Additionally, in the fourth quarter of 2008, the Company completed a study of its research and development tax credits and, as a result, recorded $4.2 million of tax benefits associated with changes in estimates related to these credits and associated FIN 48 reserves.

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2008	2007
Net operating loss carryforwards	$127	$670
Stock-based compensation	15,413	11,135
Accruals and other reserves	3,817	1,704
Depreciable and amortizable items	6,114	3,920
Tax credits	7,399	3,928
Inventory valuation	70	—
Capitalized research and development	531	792
Other items not currently deductible	1,387	1,813
	34,858	23,962
Less: valuation allowance	—	—
Net deferred tax assets	$34,858	$23,962
Reported as:
Deferred income taxes	$6,665	$3,984
Deferred income taxes, non-current	28,193	19,978
Net deferred taxes	$34,858	$23,962

In assessing the ability to realize the Company’s deferred tax assets, it considered whether it was more likely than not that some portion or all the deferred tax assets will not be realized. The Company considered historical book income, the scheduled reversal of deferred tax assets and the projected taxable income. Based on this analysis and considering all positive and negative evidence, the Company determined that the deferred tax assets as of December 31, 2008 were more likely than not to be realized.

As of December 31, 2008, the Company had research credit carryforwards for state purposes of approximately $12.2 million that carryforward indefinitely. In the event the Company experiences a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state and foreign rules, its ability to utilize the carryforwards may be limited.

As of December 31, 2008, the Company had gross tax effected unrecognized tax benefits of $18.4 million of which $5.8 million, if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2008
Balance as of January 1,	$20,719
Tax positions related to the current period:
Gross increase	2,131
Gross decrease	—
Tax positions related to prior periods
Gross increase	656
Gross decrease	(5,132)
Settlements	—
Lapse of statute of limitations	—
Balance as of December 31,	$18,374

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of the adoption of FIN 48, the Company had interest related to unrecognized tax benefits of approximately $60,000. During the years ended December 31, 2008 and 2007, the Company accrued approximately $35,000 and $275,000, respectively of additional interest related to unrecognized tax benefits. The Company conducts business globally and, as a result, it and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company remains subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. The Company also remains subject to examination in most foreign jurisdictions for all years since 2002 or the year we began operations in those countries if later. The Company is not aware of any material income tax examinations in progress at this time.

Included in the Company’s 2007 consolidated income tax expense of $20.6 million were tax charges of approximately $5.1 million related to the ongoing implementation of a new global business structure.  The tax charges related to unbenefited foreign losses represent expenses for sharing in the costs of the Company’s ongoing research and development efforts as well as licensing commercial rights to utilize pre-existing intangibles to better align with customers outside the Americas. The new structure is intended to align asset ownership and business functions with the Company’s expectations related to the sources, timing and amounts of future revenues and profits.

As of December 31, 2007, the Company had net operating loss carryforwards for foreign tax purposes of approximately $1.7 million that carryforward indefinitely. As of December 31, 2007, the Company had research credit carryforwards for state purposes of approximately $8.2 million that carry forward indefinitely. In the event the Company experience a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state and foreign rules, the Company’s ability to utilize the losses and credit carryforwards may be limited.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, ("FIN 48") on January 1, 2007.  As a result of the adoption of FIN 48, the Company recorded a reduction to opening retained earnings as of January 1, 2007 of approximately $5.1 million related primarily to its measurement of certain tax credits based on the requirements of FIN 48.  The $5.1 million reflects an increase of $0.4 million from the amount previously disclosed in the Company’s quarterly financial statements to correct an error in the original computation of the cumulative effect of the adoption of FIN 48. The Company has historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets.  As a result of the adoption of FIN 48, the Company reclassified $5.6 million from current taxes payable to other long term liabilities. In addition, the Company further increased other long term liabilities by $4.0 million, decreased current deferred tax assets by $2.3 million and increased non-current deferred tax assets by $1.3 million (the amount related to our non-current deferred tax assets has been decreased by $0.4 million from the applicable amounts previously disclosed in the Company’s 2007 quarterly financial statements for the above mentioned correction).   As of the adoption date, the Company had gross tax affected unrecognized tax benefits of approximately $14.4 million of which $11.5 million, if recognized, would affect the effective tax rate. As of December 31, 2007, we had gross tax affected unrecognized tax benefits of $20.7 million of which $8.4 million, if recognized, would affect the effective tax rate.

During 2006, the Company released the remaining valuation allowance of approximately $52.3 million that reduced the carrying value of its deferred tax assets as of December 31, 2005. In assessing the ability to realize the Company’s deferred tax assets, it considered whether it was more likely than not that some portion or all the deferred tax assets will not be realized. The Company considered historical book income, the scheduled reversal of deferred tax assets and the projected taxable income. Based on this analysis and considering all positive and negative evidence, the Company determined that the deferred tax assets as of December 31, 2006 was more likely than not to be realized.

NOTE 4 —LEASE AND OTHER OBLIGATIONS

The Company’s future operating lease obligations and purchase commitments at December 31, 2008 were as follows (in thousands):

	Payments Due In
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating lease obligations	$7,876	$3,863	$3,833	$180	$—
Software purchase commitment	315	105	210	—	—
Total	$8,191	$3,968	$4,043	$180	$—

The amounts above exclude liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, as the Company is unable to reasonably estimate the timing of settlement. See Note 3, “Income Taxes,” above for further discussion.

NOTE 5 — STOCKHOLDERS’ EQUITY

1995 Equity Incentive Plan (the “1995 Plan”)

In September 1995, the Board of Directors adopted the 1995 Equity Incentive Plan (the “1995 Plan”), which provides for the granting of incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, directors and consultants. In accordance with the 1995 Plan, the stated exercise price shall not be less than 100% and 85% of the fair market value of our common stock on the date of grant for ISOs and NSOs, respectively. In September 1998, the 1995 Plan was amended to allow ISOs to be exercised prior to vesting. We have the right to repurchase such shares at their original purchase price if the optionee is terminated from service prior to vesting. Such right expires as the options vest.  This option plan was replaced by the 1999 Equity Incentive Plan detailed below.

1999 Equity Incentive Plan (the “1999 Plan”)

In October 1999, the 1999 Plan became the successor to the 1995 Plan and was changed to prohibit early exercise of stock options. The number of shares reserved for issuance under the 1999 Plan was increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the immediately preceding December 31.

In June and July 2001, in connection with the CMD and SCL acquisitions, the Company assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. In April 2004, in connection with the TransWarp acquisition, the Company assumed all outstanding options and options available for issuance under the TransWarp Stock Option Plan. The terms of these Plans are very similar to those of the 1999 Plan. The Company’s assumption of the CMD, SCL and TransWarp Plans and the outstanding options did not require the approval of and was not approved by, the Company’s stockholders.

Options granted under the above mentioned stock option plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years and generally vest annually as to 25% of the shares subject to the options, although stock option grants to members of our Board of Directors vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved. Effective in May 2008, the board of directors determined that no further options would be granted under the 1999 Plan, and all outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

2008 Equity Incentive Plan (the “2008 Plan”)

In April 2008, the board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”), and in May 2008, the 2008 Plan was approved by the stockholders, as a replacement for the 1999 Stock Option Plan (the “1999 Plan”).  The 2008 Plan provides for the grant of non-qualified and incentive stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock unit awards and performance stock awards to employees, directors and consultants, under the direction of the compensation committee of the board of directors or those persons to whom administration of the 2008 Plan, or part of the 2008 Plan, has been delegated or permitted by law. The exercise price for incentive stock options and stock appreciation rights is generally at least 100%

of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than seven years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service. Under this stock plan, as of the approval date, the maximum number of shares authorized for issuance was 4.0 million.  As of December 31, 2008 the 2008 Plan had 3.5 million shares available for issuance.

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

Determining Fair Value

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility — The Company’s computation of expected volatility for the year ended December 31, 2008 is based on historical volatility of the Company’s stock price.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.

Expected Dividend — The dividend yield reflects that the Company has not paid any dividends and has no intention to pay dividends in the foreseeable future.

The Company estimates the fair value of stock options using a Black-Scholes option valuation model, consistent with the provisions of SFAS No. 123R, SAB 107. The Company used the following assumptions to estimate the fair value of options granted under its stock option plans and stock purchase plans.

	Years Ended December 31,
	2008	2007	2006
Employee stock option plans:
Expected life in years	4.8	4.9	5.0
Expected volatility	64.5%	72.1%	86.4%
Risk-free interest rate	2.8%	4.5%	4.7%
Expected dividends	none	none	none
Weighted average grant date fair value	$2.81	$5.36	$7.47
Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	1.3
Expected volatility	65.8%	51.2%	58.0%
Risk-free interest rate	3.0%	5.1%	4.9%
Expected dividends	none	none	none
Weighted average grant date fair value	$1.77	$2.06	$4.41

Stock-based compensation expense

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of sales	$1,445	$1,597	$2,427
Research and development	7,134	8,411	11,108
Selling, general and administrative	10,893	9,442	13,696
Restructuring expense	14	—	—
	$19,486	$19,450	$27,231

As required by SFAS No. 123R, management estimated the expected forfeitures and recognizes stock-based compensation expense only for those equity awards expected to vest.

At December 31, 2008, the total stock-based compensation expense related to unvested stock options granted to employees under the stock option plans but not yet recognized was approximately $20.2 million, after estimated forfeitures. This cost will generally be recognized on a straight-line basis over an estimated weighted-average period of approximately 2.3 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

As of December 31, 2008, the Company had $4.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.21 years.

At December 31, 2008, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $129,000. This expense will be recognized on a straight-line basis over a weighted-average period of approximately 0.13 years.

For the year ended December 31 2008 and 2007, we recorded $0.5 million and $2.5 million of excess tax benefits from equity-based compensation plans as a financing cash inflow.

Stock Options and Awards Activity

The following table summarizes the Company’s options outstanding with respect to its Stock Option Plans, including options granted outside of the Plans, excluding restricted stock units (RSU’s) (in thousands except per share data):

	Number of Option Shares					Weighted
		Outstanding			Weighted	Average
		Non-Stockholder			Average	Remaining
	Stockholder	Approved			Exercise	Contractual	Aggregate
	Approved	Plans From	Non-		Price per	Terms in	Intrinsic
	Plan	Acquisitions	Plan*	Total	Share	Years	Value
At January 1, 2006	16,136	3,638	910	20,684	$7.98
Granted	2,539	—	—	2,539	10.67
Canceled	(1,253)	(145)	—	(1,398)	10.97
Exercised	(3,979)	(1,213)	(379)	(5,571)	5.59
At December 31, 2006	13,443	2,280	531	16,254	$8.95
Granted	3,723	—	—	3,723	8.69
Canceled	(3,528)	(94)	—	(3,622)	12.01
Exercised	(1,635)	(489)	(201)	(2,325)	4.03
At December 31, 2007	12,003	1,697	330	14,030	$8.92
Granted	1,384	—	—	1,384	5.10
Canceled	(1,009)	(69)	—	(1,078)	9.96
Exercised	(267)	(220)	—	(487)	3.51
At December 31, 2008	12,111	1,408	330	13,849	$8.65	6.09	$2,396
Vested and expected to vest at December 31, 2008				13,094	$8.72	5.97	$2,394
Exercisable at December 31, 2008				9,877	$8.96	5.33	$2,387

*    primarily used as inducements for new officers

The aggregate intrinsic value of options exercised under the Company’s stock option plans during the years ended December 31, 2008, 2007 and 2006 was $1.5 million, $10.0 million and $30.7 million, respectively.  The intrinsic value is calculated as the difference between the exercise price of the underlying award and the quoted price of the Company’s common stock at the date of option exercise.

Information with respect to options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average ExercisPrice
	(In thousands)		(In Years)	(In thousands)
$0.25 - $ 1.14	328	$1.03	2.35	328	$1.03
$1.37 - $ 2.53	368	1.72	2.96	368	1.72
$2.63 - $ 3.34	306	3.06	1.86	306	3.06
$3.58 - $ 4.44	711	4.17	3.59	676	4.18
$4.45 - $ 5.15	1,214	4.64	8.85	143	5.02
$5.20 - $ 6.16	1,318	5.89	6.16	794	5.97
$6.21 - $ 9.03	2,240	7.30	5.54	1,672	7.24
$9.05 - $10.06	3,095	9.50	6.96	2,037	9.55
$10.07 - $11.75	1,481	10.78	6.49	1,180	10.77
$11.80 - $17.01	2,788	14.25	6.09	2,373	14.37
$0.25 - $17.01	13,849	$8.65	6.09	9,877	$8.96

Restricted Stock Units

Restricted Stock Units (RSUs) granted to non-executive employees vest over a period of four years subject to the employee’s continuing service to the Company over that period. Vesting of RSUs to executives is dependent on continuing service over a period of one to two years as well as achieving certain performance conditions. RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant, and RSU’s that are based on certain performance conditions assume that the performance conditions are achieved. If the conditions are not achieved, no compensation cost is recognized and any recognized compensation is reversed.  Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.  Each RSU award granted from the 2008 plan will reduce the number of options available for issuance by 1.5 shares.

A summary of the RSUs outstanding as of December 31, 2008 was as follows: (in thousands):

	Number of RSUs	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2008	—		—
Granted	3,805		—
Cancellations	(93)		—
Outstanding at December 31, 2008	3,712	1.24	$15,591
Ending vested and expected to vest at December 31, 2008	1,330	1.42	$5,587

The following table summarizes securities available for future issuance with respect to the Company’s Equity Incentive Plans, including options granted outside of the Plans, (in thousands except per share data):

		Securities Available for Future Issuance
				Non-Stockholder
				Approved Plans
				From Acquisitions
	2008 Plan 1995 and 1999 Plans		CMD Plan	SCL Plan	TWN Plan	Total
At January 1, 2006	—	2,375	27	16	37	2,455
Authorized	—	4,025	—	—	—	4,025
Granted	—	(2,539)	—	—	—	(2,539)
Canceled	—	1,253	69	32	44	1,398
At December 31, 2006	—	5,114	96	48	81	5,339
Authorized	—	4,324	—		—	4,324
Granted	—	(3,723)	—		—	(3,723)
Canceled	—	3,528	17	50	26	3,621
At December 31, 2007	—	9,243	113	98	107	9,561
Authorized	4,000	4,216	—	—	—	8,216
Granted	(472)	(4,764)	—	—	—	(5,236)
Canceled	12	1,094	48	11	9	1,174
At December 31, 2008	3,540	9,789	161	109	116	13,715

Employee Stock Purchase Plan

In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. In June 2007, the Company’s Board of Directors approved amendments to the 1999 Employee Stock Purchase Plan. The ESPP was amended and restated primarily to extend coverage of the plan to eligible employees of its participating subsidiaries including the adoption of a Sub-Plan for employees in the United Kingdom. Additionally, the offering periods were amended to begin on February 16 and August 16 of each year from February 1 and August 1 previously. On December 13, 2006, the Company’s Board of Directors approved amendments to the 1999 Employee Stock Purchase Plan. The ESPP was amended and restated primarily to effect the following changes: (i) terminate ongoing offering periods as of January 31, 2007, (ii) reduce the length of offering periods to six months, beginning with the offering period that commences on February 1, 2007, (iii) provide that participants may effect only one decrease and no increases, in payroll contribution percentages during an offering period, (iv) provide that if the Registrant is dissolved or liquidated, the Compensation Committee of the Board has discretion to either designate a new date on which to conduct a purchase prior to such time or terminate all offerings and refund contributions to participants without conducting a purchase, (v) provide that in the event of certain specified change in control transactions, the Compensation Committee of the Board will designate a final purchase date for all offerings in lieu of keeping the ESPP in place after the closing of such a transaction and (vi) provide that the purchase date of an offering period is delayed if the ESPP must be submitted for stockholder approval with respect to shares that are to be made available for purchase in that offering period, provided that if as a result a purchase date would occur more than twenty-seven months after commencement of the offering period to which it relates, then such offering period will terminate without the purchase of shares and participants in such offering period will be refunded their contributions. In May 2008, the Purchase Plan was amended by the Company’s stockholders to extend the term of the Purchase Plan to August 15, 2018.   In 2008, 2007 and 2006, 808,308, 504,337 and 421,534 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $3.77, $7.04 and $9.29, per share, respectively. A total of approximately 2.1 million shares were reserved for future issuance at December 31, 2008. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.

Option Grants to Non-employees

Non employees are primarily independent contractors. During 2008, 2007 and 2006, we did not grant any options to non-employees. There was no stock-based compensation expense related to non-employee option grants in 2008.  The total stock-based compensation (benefit) expense recognized for the years ended December 31, 2007 and 2006, for option grants to non-employees was ($407,000) and $1.9 million, respectively. The non-employee options are recorded at fair value and adjusted to market over the performance period.

NOTE 6 — SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance. The Company had only one operating segment in each of the years ended December 31, 2008, 2007 and 2006 and it operates in only one reportable operating segment, semiconductor and IP solutions for high-definition content.

Revenue by geographic area was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Taiwan	$54,434	$53,608	$59,865
Japan	65,824	113,107	103,140
United States	45,479	64,610	63,253
Hong Kong	32,000	20,809	11,293
Korea	11,858	17,607	20,867
Europe	32,960	25,965	18,496
Other	31,860	24,797	18,044
	$274,415	$320,503	$294,958

Revenue by product line was as follows (in thousands):
	Year Ended December 31,
	2008	2007	2006
Consumer electronics	$167,599	$212,910	$173,884
Personal computers	40,141	34,283	45,320
Storage	25,461	25,181	33,098
Licensing	41,214	48,129	42,656
	$274,415	$320,503	$294,958

Revenue by product line, including licensing was as follows (in thousands):
	Year Ended December 31,
	2008	2007	2006
Consumer electronics	$199,591	$247,205	$198,803
Personal computers	44,311	40,767	54,680
Storage	30,513	32,531	41,475
	$274,415	$320,503	$294,958

Location of long lived assets comprised of property plant and equipment was as follows (in thousands):

	December 31, 2008	December 31, 2007
Long-lived assets:
US	15,960	20,927
Germany	1,587	1,501
Other foreign countries	1,847	1,763
Total	19,394	24,191

        In 2008, four customers generated 14.6%, 11.8%, 11.5% and 10.5% of the Company’s total revenue, and at December 31, 2008, three customers represented 12.3%, 12.2% and 10.2% of gross accounts receivable.  In 2007, three customers generated 15.6%, 14.2% and 13.6% of the Company’s total revenue and at December 31, 2007, two customers represented 24.0% and 12.4% of gross accounts receivable. In 2006, three customers generated 16.3%, 15.7% and 11.6% of the Company’s total revenue and at December 31, 2006, two customers represented 22.8% and 16.1% of gross accounts receivable. The Company’s top five customers, including distributors, generated 55.1%, 57.7% and 57.3% of the Company’s revenue in 2008, 2007 and 2006, respectively.

NOTE 7 — LEGAL PROCEEDINGS

On December 7, 2001, the Company and certain of its officers and directors were named as defendants, along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, the Company, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The court has not yet decided the class certification motion. On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied on March 8, 2008.

On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.  The court has yet to rule on either motion to dismiss.

In January 2005, the Company and certain of its officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado and Robert Gargus.” Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that the Company and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Final judgment was entered in favor of defendants on September 25, 2007. On October 19, 2007, plaintiffs filed notice of appeal of the court’s final judgment to the United States Court of Appeals for the Ninth Circuit. Appellants’ opening brief was filed February 28, 2008 and the Company’s responsive pleading was filed April 14, 2008. Appellants filed a reply brief on May 16, 2008. The court has not yet set a date for a hearing on the appeal.

On January 31, 2007, the Company filed a lawsuit in the United States District Court for the Northern District of California against Analogix Semiconductor, Inc. (“Analogix”). The complaint charged Analogix with copyright infringement, misappropriation of trade secrets and unfair competition under California law. The lawsuit alleged that Analogix, without authorization and in violation of the Company’s intellectual property rights, copied and used the Company’s proprietary register maps by gaining unauthorized access to its proprietary and confidential information, violated its copyright protection and unfairly competed with the Company in the marketplace.  In addition to seeking monetary damages, the Company sought an injunction barring Analogix from the misappropriation of its trade secrets.  On June 18, 2007, Analogix filed a counterclaim alleging that the Company breached a confidentiality agreement by purportedly disclosing Analogix’s confidential information within Silicon Image.

On June 11, 2008, Analogix filed a lawsuit in the United States District Court for the Northern District of California against the Company that alleged violations of the Sherman Act Sections 1 and 2, Cartwright Act, and Section 17200 of the California Business and Professions Code.  The complaint sought monetary damages and injunctive relief.  The complaint alleged that the Company, and co-defendants HDMI Licensing, LLC and Simplay Labs, LLC, conspired with the founders of the HDMI Consortium in violation of the antitrust laws.

Following a mediation on November 21, 2008, the Company and Analogix entered into a settlement agreement in which they agreed to dismiss the two outstanding lawsuits between them and to release all claims.  As part of the settlement Analogix agreed effective immediately, not to market or sell HDMI semiconductors worldwide that are pin- or register-compatible with Silicon Image’s HDMI-enabled products, except as necessary to fulfill certain existing customer obligations.  The Company also granted Analogix a license to selected HDMI-related patents and other technology, on terms that the Company and Analogix agreed to keep confidential.  In addition, Analogix dropped with prejudice its antitrust suit against HDMI Licensing, LLC and Simplay Labs, LLC.

On January 14, 2005, the Company received a preliminary notification that the Securities and Exchange Commission had commenced a formal investigation involving trading in its securities. On February 14, 2005, through the Company’s legal counsel, it received a formal notification of that investigation and associated subpoenas. On January 18, 2006, the SEC announced that it filed a civil complaint (Case No. CV 06-0256 DSF, C.D. Cal.) for insider trading against Deog Kyoon Jeong, a co-founder and consultant to the Company, and that it was also entering into a consent judgment with Mr. Jeong. The SEC stated that Mr. Jeong had agreed to pay a civil penalty of $56,000 and to disgorge profits of $56,000, without admitting or denying the allegations in the SEC complaint. The Company is not aware of any further actions taken by the SEC in this matter. The Company intends to continue to fully cooperate with the SEC in the event that any further actions are necessary.

In addition, the Company has been named as defendants in a number of judicial and administrative proceedings incidental to its business and may be named again from time to time.

The Company intends to defend the above matters vigorously and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 8 — STOCK REPURCHASE

In February 2007, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $100.0 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period. As of December 31, 2007, the Company had repurchased a total of 5.0 million shares at a total cost of $38.1 million. In February 2008, the Company’s Board of Directors authorized an additional $100.0 million stock repurchase program, under which shares may be repurchased over a period of three years, to commence following completion of the Company’s accelerated stock repurchase plan (“ASR”) (see below). Purchases under this program may be increased, decreased or discontinued at any time without prior notice.

In February 2008, the Company entered into an accelerated stock repurchase agreement (ASR) with Credit Suisse International (Credit Suisse), to purchase shares of common stock for an aggregate purchase price of approximately $62.0 million paid in February 2008.  The Company received 11.5 million shares under the agreement, based on a predetermined price, which was subject to an adjustment based on the volume weighted average price during the term of the ASR. In accordance with the ASR agreement, on June 25, 2008, the Company chose to settle the arrangement in cash (rather than shares) and made a final payment of approximately $6.2 million for the purchase of shares.  The ASR terminated on June 30, 2008 (‘termination date’) with final settlement taking place in July 2008 (“settlement date”). On the settlement date, Credit Suisse returned approximately $1.0 million based on the volume weighted average share price during the period. In accordance with the relevant accounting guidance, we reflected the 11.5 million shares repurchased and the $68.2 million paid to Credit Suisse as treasury stock and recorded the $1.0 million received as part of other income in the consolidated statement of income in the second and third quarters of 2008.

With the above mentioned repurchase, the Company completed its original stock repurchase program and repurchased approximately $5.0 million of its stock under the new $100.0 million stock repurchase program approved by the Board of Directors in February 2008.

NOTE 9 — RELATED PARTY TRANSACTIONS

On March 24, 2006, the Company’s previous Chief Executive Officer and Chairman of the Board of Directors of Simplay Labs, LLC, a wholly-owned subsidiary of Silicon Image, resigned as an employee of Silicon Image and Simplay Labs, LLC. Prior to his resignation, Mr. Lee held an investment position and directorship in Synerchip Co. Ltd. (Synerchip). Sunplus Technology Co. Ltd (Sunplus) a long-time customer and vendor of Silicon Image also maintained Board representation and an investment position in Synerchip creating a related party relationship between Silicon Image and Sunplus. The related party relationship ceased with Dr. Lee’s resignation. During 2006 Silicon Image paid a total of $363,000 to Sunplus and $221,000 to Synerchip for the purchase of integrated semiconductors. In addition, Sunplus paid $132,000 to Silicon Image for royalty and subscription fees for the year ended December 31, 2006.

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

On January 2, 2007, the Company acquired sci-worx GmbH (sci-worx), now Silicon Image GmbH, for a gross cash consideration of approximately $15.8 million (net cash consideration of $13.8 million) for 100% of the outstanding shares of common stock. In addition, the Company incurred approximately $410,000 in costs directly related to the consummation of this transaction. These costs were included in the total purchase price consideration. The results of sci-worx, have been included in the Consolidated Financial Statements for the years ended December 31, 2008 and 2007.

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

NOTE 11 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During 2008, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model as part of its program to pursue continuous improvement. A portion of these programs involve other action which does not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. During the year ended December 31, 2008, the Company incurred $5.9 million in restructuring charges. These charges included $4.6 million related to employee severance and benefit arrangements due to the termination of employees and a charge of $1.1 million to accelerate the depreciation of certain long-lived assets as a result of its decision to discontinue the use of such assets. The Company’s expects to complete the payouts under the restructuring programs by approximately September 2009.

The following table presents restructuring activity for the year ended December 31, 2008 (in thousands):

	Employee Severance and benefits	Fixed Assets	Operating Lease Termination and other costs	Total

Accrued restructuring balance as of January 1, 2008	$—	$—	$—	$—
Additional accruals	4,606	1,063	189	5,858
Cash payments	(1,340)	—	—	(1,340)
Non-cash settlements	(14)	(1,063)	11	(1,066)
Accrued restructuring balance as of December 31, 2008	$3,252	$—	$200	$3,452

The operating accruals have been reflected as restructuring expense in the consolidated statements of income. The remaining accrual, as of December 31, 2008, relates to severance benefits the Company expects to payout in the next 9 months and operating lease termination costs over the remaining lease terms of between 2 and 3 years.

NOTE 12 — INVESTMENT IN INTELLECTUAL PROPERTY

In February 2007, the Company entered into an agreement with Sunplus Technology Co., Ltd. (Sunplus) to license certain technology (Sunplus IP) from Sunplus for $40.0 million. The purpose of this licensing agreement is to obtain advanced technology for development of our future products. The agreement provides for the Company to pay an aggregate of $40.0 million to Sunplus, $35.0 million of which is payable in consideration for the Sunplus IP and related deliverables, and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through December 31, 2008, the Company has paid Sunplus $37.5 million of the consideration for the licensed technology and related deliverables and support. The Company is required to pay the remaining $2.5 million over the first and second quarter of 2009.

NOTE 13 — FAIR VALUE MEASUREMENTS

The Company’s financial assets measured at fair value on a recurring basis are cash equivalents and short term investments. The Company’s cash equivalents and short term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

The following table sets forth our cash and cash equivalents and short-term investments as of December 31, 2008, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets
(dollars In thousands)	Level 1	Level 2	Level 3	at fair value

Cash and cash equivalents and Short-term investments	$16,387	$89,591	$—	$105,978
Total Assets	$16,387	$89,591	$—	$105,978

Cash and cash equivalents and short term investments in the above table excludes $79.0 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2008. During the twelve months ended December 31, 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

NOTE 14 — UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

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

	Three Months Ended
	Mar 31	Jun 30	Sep 30(5)	Dec 31(5)(6)
	(In thousands, except per share amounts)
2008
Total revenue	$67,113	$70,083	$77,776	$59,443
Gross margin(1)	38,976	40,976	46,035	34,702
Income / (loss) from operations(2)	(2,471)	(1,976)	4,390	(7,998)
Net income / (loss)	(562)	(462)	6,074	5,013
Net income / (loss) per share — basic	$(0.01)	$(0.01)	$0.08	$0.07
Net income / (loss) per share — diluted	$(0.01)	$(0.01)	$0.08	$0.07
Weighted average shares — basic	80,987	73,399	73,861	74,068
Weighted average shares — diluted	80,987	73,399	75,334	74,940
2007
Total revenue	$69,119	$79,771	$86,282	$85,331
Gross margin(3)	38,361	42,833	48,782	50,084
Income from operations(4)	3,407	6,120	10,926	7,702
Net income	2,916	4,372	4,110	7,603
Net income per share — basic	$0.03	$0.05	$0.05	$0.09
Net income per share — diluted	$0.03	$0.05	$0.05	$0.09
Weighted average shares — basic	86,825	86,737	84,489	84,218
Weighted average shares — diluted	89,549	88,817	85,937	85,228
__________

(1) Includes stock-based compensation expense	$350	$431	$351	$313
(2) Includes stock-based compensation expense	$3,673	$5,827	$3,757	$4,784
(3) Includes stock-based compensation expense	$346	$443	$421	$387
(4) Includes stock-based compensation expense	$3,686	$4,743	$4,912	$4,512

(5)
During 2008, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model as part of its program to pursue continuous improvement. In the quarters ended December 31, 2008 and September 30, 2008, we incurred expenses related to restructuring programs of $4.0 million and $1.9 million, respectively.  See note 11 of our notes to consolidated financial statements for further details on our restructure plans.

(6)
In the fourth quarter of 2008, the Company recorded an income tax benefit of $11.9 million. This was due primarily to the following items: (a) $5.0 million of tax benefits related to the geographic and tax jurisdictional mix of earnings within the Company’s global business structure, (b) $4.2 million of tax benefits associated with research and development tax credits and related FIN 48 reserves re-evaluated by the Company during the fourth quarter of 2008 upon completion of a study of credits claimed through 2007, (c) $1.6 million of tax benefits related to federal and state research and development tax credits generated during 2008, and (d) $0.9 million of tax benefits associated with tax exempt interest income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Silicon Image, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Image, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. As discussed in Note 3 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
February 13, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SILICON IMAGE, INC.

Dated: February 13, 2009	By:	/s/ STEVE TIRADO
Steve Tirado
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steve Tirado	President and Chief Executive Officer	February 13, 2009
Steve Tirado	(Principal Executive Officer)

/s/ Harold Covert	Chief Financial Officer	February 13, 2009
Harold Covert	(Principal Financial Officer)

/s/ William George	Director	February 13, 2009
William George

/s/ Peter Hanelt	Director	February 13, 2009
Peter Hanelt

/s/ John Hodge	Director	February 13, 2009
John Hodge

/s/ Masood Jabbar	Director	February 13, 2009
Masood Jabbar

/s/ William Raduchel	Director	February 13, 2009
William Raduchel

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

10.16*	Employment Offer Letter between Steve Tirado and the Registrant dated January 24, 2005 (Incorporated by reference from Exhibit 10.36 of the Form 10-K filed by the Registrant on March 15, 2005).
10.17*
Employment Offer Letter between Shin Hyun Jong (John Shin) and the Registrant dated August 20, 2001. (Incorporated by reference from Exhibit 10.19 of the Form 10-K filed by the Registrant on March 1, 2007).

10.18*	Employment Offer Letter between Dale Zimmerman and the Registrant dated January 10, 2005. (Incorporated by reference from Exhibit 10.20 of the Form 10-K filed by the Registrant on March 1, 2007).
10.19*	Director Compensation Plan (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on May 10, 2005).
10.20†
Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on August 9, 2005).

10.21†/*	Consulting Agreement between David Lee and the Registrant dated March 15, 2006. (Incorporated by reference to Exhibit 10.03 to our current report on Form 8-K filed March 16, 2006.
10.22
First Amendment to Lease dated July 23, 2003 between iStar Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.28 of the Form 10-K filed by the Registrant on March 1, 2007).

10.23
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

10.26*	Employment Offer Letter between Edward Lopez and the Registrant dated December 23, 2006. (Incorporated by reference from Exhibit 10.34 of the Form 10-K filed by the Registrant on March 1, 2007).
10.27†
Settlement and License Agreement between the Registrant and Genesis Microchip Inc. dated December 21, 2006. (Incorporated by reference from Exhibit 10.35 of the Form 10-K filed by the Registrant on March 1, 2007).

10.28***
Sale and Purchase Agreement dated January 2, 2007 by and among the Registrant, Infineon Technologies AG and sci-worx GmbH (Incorporated by reference from Exhibit 10.01 to the Form 8-K filed by the Registrant on January 8, 2007).

10.29†	Video Processor Design License Agreement with Sunplus Technology Co., Ltd. (Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q filed May 7, 2007)
10.30*	Employment Offer Letter between Noland Granberry and the Registrant dated February 14, 2006 (incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-K filed May 7, 2007).
10.31*	Employment Offer Letter between Sal Cobar and the Registrant dated April 19, 2007. (Incorporated by reference to Exhibit 10.01 to our Quarterly Report on Form 10-Q filed August 8, 2007)
10.32*
Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2007 (Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q filed August 8, 2007)

10.33*	ESPP 1999 Plan Document including UK Sub-Plan As Amended (Incorporated by reference to Exhibit 10.03 to our Quarterly Report on Form 10-Q filed August 8, 2007)

10.34*	Employment offer letter with Paul Dal Santo dated July 23, 2007 (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on August 20, 2007).
10.35*
Amendment No. 1 to Transitional Employment and Separation Agreement between Robert Freeman and the Registrant dated August 23, 2007 (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on August 24, 2007).

10.36*	Employment offer letter with Harold Covert dated October 2, 2007 (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on October 5, 2007).
10.37*	Form of Change of Control Retention Agreement. (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on December 19, 2007).
10.38*	Silicon Image, Inc. 2008 Employee Bonus Plan, dated February 4, 2008. (Incorporated by reference to the Registrant’s current report on Form 8-K filed on February 8, 2008).
10.39
Accelerated Stock Repurchase Agreement dated February 13, 2008 between Credit Suisse International and the Registrant. (Incorporated by reference from Exhibit 10.39 of the Form 10-K filed by the Registrant on February  27, 2008).

10.40*	1999 Equity Incentive Plan, as amended and restated December 14, 2007. (Incorporated by reference from Exhibit 10.40* of the Form 10-K filed by the Registrant on February 27, 2008).
10.41*
Notice of Grant of Restricted Stock Units to named executive officers (For U.S. Participants), dated February 15, 2008. (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on February 22, 2008).

10.42*	Amendment to Silicon Image, Inc. 2008 Employee Bonus Plan, dated April 23, 2008. (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on April 29, 2008).
10.43*	2008 Equity Incentive Plan, approved by stockholders May 21, 2008 (incorporated by reference to Exhibit 4.07 to the Form S-8 filed with the Commission on May 23, 2008).
10.44*
Amendment to the Registrant’s Employee Stock Purchase Plan (“ ESPP ”), approved by stockholders May 21, 2008 (incorporated by reference to Exhibit 4.05 to the Form S-8 filed with the Commission on May 23, 2008).

10.45*	Transitional Employment and Severance Agreement between Hyun Jong (John) Shin, the Registrant’s Vice President, Strategic Technology Initiatives and the Registrant, dated October 6, 2008.
10.46*	Amended and restated employment letter between Steve Tirado and the Registrant, dated October 22, 2008.
10.47
Settlement of litigation with Analogix Semiconductor, Inc., dated December 4, 2008 (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on December 5, 2008).

10.48*	Separation and General Release Agreement between Dale Zimmerman, the Registrant’s Vice President, Worldwide Marketing, and the Registrant dated December 31, 2008.
21.01	Subsidiaries of the Registrant.
23.01	Consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.

***
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.