Form 10-Q
period 2009-03-31
SILICON IMAGE INC
filed 2009-04-24
CIK 1003214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of March 31, 2009, there were 74,758,237 shares outstanding of the registrant’s Common Stock, $0.001 par value per share.

Silicon Image, Inc.
Form 10-Q for the quarter ended March 31, 2009

EXHIBIT 10.03
EXHIBIT 10.04
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$21,099	$95,414
Short-term investments	147,908	89,591
Accounts receivable, net of allowances for doubtful accounts $1,390 at March 31, 2009 and $1,778 at December 31, 2008	17,505	5,922
Inventories	12,249	12,775
Prepaid expenses and other current assets	21,621	15,275
Deferred income taxes	6,252	6,665
Total current assets	226,634	225,642
Property and equipment, net	17,527	19,394
Goodwill	-	19,210
Intangible assets, net	31,448	32,921
Deferred income taxes, non-current	19,584	28,193
Other assets	984	1,181
Total assets	$296,177	$326,541
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,692	$7,278
Accrued and other liabilities	20,566	23,023
Deferred license revenue	3,530	2,348
Deferred margin on sales to distributors	3,127	6,881
Total current liabilities	37,915	39,530
Other long-term liabilities	8,304	8,064
Total liabilities	46,219	47,594
Commitments and contingencies (See Note 9)
Stockholders’ Equity:
Common stock	92	92
Additional paid-in capital	446,840	442,228
Treasury stock and receivable	(106,500)	(106,276)
Accumulated deficit	(90,359)	(57,030)
Accumulated other comprehensive loss	(115)	(67)
Total stockholders’ equity	249,958	278,947
Total liabilities and stockholders’ equity	$296,177	$326,541

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Product	$34,595	$57,187
Licensing	5,917	9,926
Total revenue	40,512	67,113
Cost of revenue and operating expenses:
Cost of product revenue	18,219	27,788
Cost of license revenue	196	349
Research and development	17,734	21,542
Selling, general and administrative	13,715	18,318
Impairment of goodwill (Note 15)	19,210	-
Amortization of intangible assets	1,473	1,587
Restructuring expense (Note 5)	759	-
Total cost of revenue and operating expenses	71,306	69,584
Loss from operations	(30,794)	(2,471)
Interest income and other, net	939	1,916
Loss before provision for income taxes	(29,855)	(555)
Provision for income taxes	3,474	7
Net loss	$(33,329)	$(562)

Net loss per share – basic and diluted	$(0.45)	$(0.01)
Weighted average shares - basic and diluted	74,421	80,987

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(33,329)	$(562)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	2,281	2,722
Provision for doubtful accounts	27	265
Gain on recovery of accounts receivable previously written off	(107)	-
Amortization/(accretion) of investment premium/(discount)	829	(43)
Amortization of intangible assets	1,473	1,587
Impairment of goodwill	19,210	-
Stock-based compensation expense	3,565	4,023
Tax deficiency from employee based compensation plans	(580)	(647)
Excess tax benefits from employee stock transactions	(8)	(42)
Deferred income taxes	9,022	(774)
Loss on disposal of property and equipment	199	7
Gain on derivative transactions	(22)	-
Realized loss/(gain) on sale of short-term investments	15	(49)
Changes in assets and liabilities:
Accounts receivable	(11,541)	(6,022)
Inventories	526	6,082
Prepaid expenses and other assets	(6,081)	1,582
Accounts payable	2,720	199
Accrued and other liabilities	(1,141)	(1,327)
Deferred revenue	1,182	1,111
Deferred margin on sales to distributors	(3,754)	(983)
Cash provided by (used in) operating activities	(15,514)	7,129
Cash flows from investing activities:
Purchases of short-term investments	(93,453)	(75,134)
Proceeds from sales of short-term investments	34,460	118,265
Purchases of property and equipment	(491)	(2,597)
Proceeds from sale of property and equipment	97	-
Cash provided by (used in) investing activities	(59,387)	40,534
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,627	1,838
Payments for vendor financed software and intangibles purchased	(625)	-
Excess tax benefits from employee stock transactions	8	42
Repurchase of restricted stock units for income tax withholding	(224)	-
Repurchase of common stock	-	(62,000)
Cash provided by (used in) financing activities	786	(60,120)
Effect of exchange rate changes on cash and cash equivalents	(200)	139
Net decrease in cash and cash equivalents	(74,315)	(12,318)
Cash and cash equivalents — beginning of period	95,414	137,822
Cash and cash equivalents — end of period	$21,099	125,504
Supplemental cash flow information:
Restricted stock units vested	$625	$-
Cash payment for income taxes, net of refunds	$655	$222
Unrealized net gain on short-term investments	$169	$57
Property and equipment purchased but not paid for	$323	$515

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2009
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2008 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of March 31, 2009 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Financial results for the three months ended March 31, 2009 are not necessarily indicative of future financial results.

Certain presentation of prior period amounts has been reclassified to conform to the current period presentation. None of the changes impacts the Company’s previously reported consolidated financial condition, results of operations, or cash flows.

2. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including g1oodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) is not expected to have a significant impact on the Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this EITF did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

      In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

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

For a discussion of the significant accounting policies, see Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2008.

4. Stock-Based Compensation

The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers and non-employee board members. This program includes incentive and non-statutory stock option grants, restricted stock units (RSU’s) and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants at designated intervals over their period of board service. These awards are granted under various plans, all of which are stockholder approved. Grants under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. Stock option grants to members of our Board of Directors vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of the Company. RSU grants generally vest over a one to four-year period and certain of the RSU grants also have performance based vesting criteria. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.

Valuation and Expense Information Under SFAS 123(R)

Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, (SFAS 123(R)) consists primarily of expenses for the shard-based awards discussed above.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
Employee stock option plans:
Expected life in years	4.7	4.8
Expected volatility	64.8%	65.6%
Risk-free interest rate	1.9%	2.6%
Expected dividends	none	none
Weighted average fair value	$1.71	$2.48

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5
Expected volatility	96.0%	78.1%
Risk-free interest rate	1.2%	3.50%
Expected dividends	none	none
Weighted average fair value	$1.31	$1.63

As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest. For the three months ended March 31, 2009, the Company’s employees purchased 544,629 shares of common stock under the ESPP program. At March 31, 2009, the Company had $514,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a period of approximately 0.4 year.

Stock Options Activity

The following is a summary of option activity for the Company’s Stock Option Plans excluding Restricted Stock Units (in thousands, except weighted averages exercise price):
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	13,849	$8.65	6.09	$2,396
Granted	11	3.16
Exercised	(15)	0.56
Forfeitures and cancellations	(481)	8.76
Outstanding at March 31, 2009	13,364	$8.65	5.80	$672
Vested and expected to vest at March 31, 2009	12,779	$8.70	5.70	$672
Exercisable at March 31, 2009	10,260	$8.86	5.21	$672

       At March 31, 2009, the Company had $16.7 million  of total unrecognized compensation expense, net of estimated forfeitures related to stock options. The unamortized compensation expense will be amortized on a straight-line basis over a weighted average period of approximately 2.15 years.

Restricted Stock Units

       The RSUs typically vest ratably over a certain period of time, subject to the employee’s continuing service to the Company over that period. RSUs granted to non-executive employees typically vest over a four-year period. RSUs granted to executives typically vest a period of between one and  four years or upon the achievement of certain performance milestones.

RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

A summary of the RSUs outstanding as of March 31, 2009 is as follows: (in thousands):
	Number of shares	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,712	1.24	$15,591
Granted	655
Vested	(199)
Forfeitures and cancellations	(345)
Outstanding at March 31, 2009	3,823	1.22	$9,176
Ending vested and expected to vest at March 31, 2009	1,604	1.43	$3,849

         As of March 31, 2009, the Company had $1.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.02 years.

Purchases of Equity Securities

The Company repurchased shares of stock from employees upon the vesting of the RSUs that were granted under the Company’s equity incentive plan to satisfy the employees’ minimum statutory tax withholding requirement as follows: (in thousands, except total number of shares repurchased and price per share):

Period	Total Number of Shares Repurchased	Price Per Share	Total Value
February 17, 2009	69,030	$3.16	$219
March 17, 2009	2,015	$2.36	$5
Total	71,045		$224

The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock-based Compensation Expense

The table below shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$199	$350
Research and development	1,374	1,234
Selling, general and administrative	1,992	2,439
Income tax benefit	(613)	(1,033)
	$2,952	$2,990

5. Restructuring and Asset Impairment Charges

During 2008, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model as part of its program to pursue continuous improvement. A portion of these programs involve other action which do not result in restructuring charges, such as better utilization of assets, reduced spending, and organizational efficiencies. During the year ended December 31, 2008, the Company incurred $5.9 million in restructuring charges. These charges included $4.6 million related to employee severance and benefit arrangements due to the termination of employees and a charge of $1.1 million to accelerate the depreciation of certain long-lived assets as a result of management’s decision to discontinue the use of such assets. For the three-month period ended March 31, 2009, the Company incurred $0.7 million in restructuring charges mainly relating to employee severance and benefit arrangements due to terminations.  The Company paid out $1.9 million during the three-month period ended March 31, 2009 and the Company expects to complete the payouts under the restructuring programs by the end of  2009.

The table below presents restructuring activity for the three-month period ended March 31, 2009 (in thousands):

	Employee Severance and Benefits	Operating Lease Termination	Total
Accrued restructuring balance as of December 31, 2008	$3,252	$200	$3,452
Additional accruals	654	22	676
Cash payments	(1,806)	(127)	(1,933)
Accrued restructuring balance as of March 31, 2009	$2,100	$95	$2,195

         The operating lease accruals have been reflected as restructuring expense in the consolidated statements of operations. The remaining accrual as of March 31, 2009 relates to severance benefits the Company expects to payout in the next 6 months and operating lease termination costs over the remaining lease terms of between 2 and 3 years.

6. Comprehensive Loss

The components of comprehensive loss, net of related taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(33,329)	$(562)
Change in unrealized value of investments	169	57
Effective portion of cashflow hedges	46	-
Foreign currency translation adjustments	(262)	144
Total comprehensive loss	$(33,376)	$(361)

7. Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net loss	$(33,329)	$(562)
Weighted average shares – basic and diluted	74,421	80,987
Net loss per share – basic and diluted	$(0.45)	$(0.01)

The securities that were anti-dilutive and excluded from the net loss per share calculations were approximately 13.9 million and  13.3 million for the three months ended March 31, 2009 and 2008, respectively.

8. Balance Sheet Components

	March 31, 2009	December 31, 2008
	(in thousands)
Inventories:
Raw materials	$5,414	$4,962
Work in process	1,623	545
Finished goods	5,212	7,268
Total inventories	$12,249	$12,775

Property and equipment
Computers and software	$24,426	$24,250
Equipment	24,848	25,059
Furniture and fixtures	2,650	2,701
	51,924	52,010
Less: accumulated depreciation	(34,397)	(32,616)
Total property and equipment, net	$17,527	$19,394

Accrued liabilities:
Accrued payroll and related expenses	$3,575	$5,359
Accrued restructuring	2,195	3,452
Software and IP commitments	1,250	2,500
Amounts due to customers	4,044	1,966
Bonus accrual	-	1,556
Accrued and other liabilities	9,502	8,190
Total accrued liabilities	$20,566	$23,023

9. Commitments and Contingencies

Legal Proceedings

On December 7, 2001, the Company and certain of its officers and directors were named as defendants, along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, the Company, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008.  Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations.  The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009.  As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement.  Although the parties have reached a settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court.  The Company believes that it has meritorious defenses to these claims.  If the settlement is not approved by the District Court and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.    On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order.

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

Guarantees

Certain of the licensing agreements indemnify the Company’s customers for any expenses or liabilities resulting from claimed infringements of third party patents, trademarks or copyrights by its products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances; the maximum amount of potential future indemnification is not limited. To date, the Company has not paid any such claims or been required to defend any lawsuits with respect to any claim.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below represents the Company’s future minimum payments under its operating leases and non-inventory purchase commitments outstanding at March 31, 2009 (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6,875	$3,402	$3,355	$118	$-
Software purchase commitment	315	105	210	-	-
Total contractual obligations	$7,190	$3,507	$3,565	$118	$-

         The amounts above exclude liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement.

10. Customer and Geographic Information

The Company operates in one reportable operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content. The Company’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance.

Revenue

Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Taiwan	$10,718	$12,147
Japan	10,111	19,286
United States	7,188	13,311
Europe	5,662	8,162
Hong Kong	3,245	5,467
Korea	227	3,869
Other	3,361	4,871
Total revenue	$40,512	$67,113

Revenue by product line was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Product revenue	$34,595	$57,187
Licensing	5,917	9,926
Total revenue	$40,512	$67,113

	Three Months Ended March 31,
	2009	2008
Consumer Electronics (1)	$33,476	$49,535
Personal Computer (1)	3,207	11,169
Storage (1)	3,829	6,409
Total revenue	$40,512	$67,113
 (1) Includes development, licensing and royalty revenue (collectively "licensing")

	Three Months Ended March 31,
	2009	2008
Consumer Electronics	$27,576	$42,452
Personal Computer	3,468	10,007
Storage	3,551	4,728
Licensing	5,917	9,926
Total revenue	$40,512	$67,113

      For the three months ended March 31, 2009, shipments to Weiking Industrial, World Peace Industrial, Microtek Corporation generated 13.5%, 13.4% and 10.0% of the Company’s revenue, respectively.  For the three months ended March 31, 2008, shipments to World Peace Industrial, Microtek Corporation, and Innotech Corporation generated 12.7%, 12.2% and 11.1% of the Company’s revenue, respectively.

Property and Equipment

The majority of the Company’s property and equipment are located in the US.

11. Provision for Income Taxes

For the three months ended March 31, 2009, the Company recorded a provision for income taxes of $3.5 million. The effective tax rate for the three months ended March 31, 2009 was (11.6%) and was based on the Company’s projected taxable income for 2009, plus certain discrete items recorded during the quarter. As of March 31, 2009, the Company had gross tax affected unrecognized tax benefits of $18.6 million of which $3.0 million, if recognized, would affect the effective tax rate. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, state taxes and foreign taxes, adjusted for certain discrete items recorded during the quarter.

During the three months ended March 31, 2009, the State of California legislature enacted significant California tax law changes.  As a result of the enacted legislation, the Company expects that in years 2011 and beyond, the Company’s  income subject to tax in California will be less than under prior tax law and accordingly its California deferred tax assets are less likely to be realized.  The Company recorded a net discrete tax charge of $9.4 million related to the re-measurement of the Company’s California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for the Company’s California deferred tax assets that existed as of December 31, 2008.  The Company will continue to assess its valuation allowance on its California deferred tax assets in future periods.

For the three months ended March 31, 2008, the Company recorded a provision for income taxes of $7,000. The effective tax rate for the three months ended March 31, 2008 was (1.3%) and was based on the Company’s projected taxable income for 2008, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, state taxes and foreign taxes, adjusted for certain discrete items recorded during the quarter.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The provision for income taxes for the three months ended March 31, 2009 and March 31, 2008, included approximately $85,000 and $92,000 of accrued interest related to unrecognized tax benefits, respectively. The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company remains subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. The Company also remains subject to examination in most foreign jurisdictions for all years since 2002 or the year the Company began operations in those countries if later. The Company is not aware of any material income tax examinations in progress at this time.

12. Investment in Intellectual Property

In February 2007, the Company entered into an agreement with Sunplus Technology Co., Ltd. (Sunplus) to license certain technology (Sunplus IP) from Sunplus for $40.0 million. The purpose of this licensing agreement is to obtain advanced technology for development of the Company's future products. The agreement provides for the Company to pay an aggregate of $40.0 million to Sunplus, $35.0 million of which is payable in consideration for the Sunplus IP and related deliverables, and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through March 31, 2009, the Company has paid Sunplus $38.1 million of the consideration for the licensed technology and related deliverables and support. The Company is required to pay the remaining $1.9 million in 2009.

13. Fair Value Measurements

The Company records its financial instruments that are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”), and derivative contracts at fair value. The determination of fair value is based upon the fair value framework established by SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

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

The table below sets forth the Company’s cash and cash equivalents and short-term investments as of March 31, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

(dollars In thousands)	Level 1	Level 2	Level 3	Total fair value
Cash and cash equivalents and short-term investments	$13,777	$141,376	$-	$155,153
Derivative asset	-	68	-	68
Total	$13,777	$141,444	$-	$155,221

       Cash and cash equivalents and short term investments in the above table excludes $13.8 million in cash held by the Company or in its accounts with investment fund managers as of March 31, 2009. During the three months ended March 31, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

The Company’s derivative instruments are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors and foreign currency  exchange rates. Refer to Note 14 for more discussion on derivative instruments.

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of March 31, 2009.

       Effective January 1, 2009, the Company fully adopted the provision of SFAS 157 by adopting the provisions relating to its nonfinancial assets and liabilities. The Company adopted the provisions relating to financial assets and liabilities in the prior year and its adoption of SFAS 157 relating to nonfinancial assets and liabilities did not have a material impact on its consolidated financial position, results of operations, or cash flows.

14.  Derivative Instruments

The Company has operations in the United States, Europe and Asia, however, a majority of its revenue, costs of revenue, expense and capital purchasing activities are being transacted in U.S. Dollars. As a corporation with international as well as domestic operations, the Company is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Periodically, the Company uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. The Company does not enter into derivatives for speculative or trading purposes. The Company uses derivative instruments primarily to manage exposures to foreign currency fluctuations on forecasted cash flows and balances primarily denominated in Euro. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the consolidated statements of operations to which the hedged transaction relates. The Company records any ineffectiveness of the hedging instruments in other income (expense) on its consolidated statements of operations.

        The derivatives expose the Company  to credit and non performance risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risks by limiting the counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

The table below presents the fair value of the Company’s outstanding foreign currency forwarded contracts and the related unrealized and realized gain  as of and for the three months ended  March 31, 2009:

(dollars In thousands)	Fair value	Unrealized gain	Realized gain
Derivative asset	$68	$46	$22
Total	$68	$46	$22

As of March 31, 2009, the outstanding foreign currency forward contracts had a notional value of $1.7 million and a fair value of $68,000. The Company recorded an unrealized gain of $46,000 relating to effective cashflow hedges in accumulated other comprehensive income as part of stockholders' equity in the condensed consolidated balance sheet as of March 31, 2009.  The Company recorded $22,000 gain relating to the ineffective cashflow hedges in other income on its consolidated statement of operations for the three months ended March 31, 2009.

 15. Impairment of Goodwill and Other Long-lived Assets

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

The Company has one reportable operating segment and the goodwill impairment testing was done at the reporting unit level. In accordance with the current policy, the Company conducted its annual goodwill impairment test on September 30, 2008 and noted no impairment. During the three months ended March 31, 2009, the Company assessed goodwill for impairment since it observed there were indicators of impairment. The notable indicators were a sustained and significant decline in the Company’s stock price, depressed market conditions and declining industry trends. The Company’s stock price had been in a period of sustained decline and the business climate had deteriorated substantially in the past three months. Based on the results of the first step of the goodwill analysis, it was determined that the Company’s net book value exceeded its estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of the Company and the sum of the fair value of the identified net assets results in the residual value of goodwill. Specifically, the Company allocated the estimated fair value of the Company as determined in the first step of the goodwill analysis to recognized and unrecognized net assets, including allocations to intangible assets. Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, the Company wrote off the entire goodwill balance and recognized goodwill impairment charges of approximately $19.2 million in the consolidated statement of operations under operating expenses, “Impairment of Goodwill.”

       As required by Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined its long-lived assets were not impaired as of March 31, 2009.

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

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 52.0% of our revenue for the three months ended March 31, 2009 and 53.9% of our revenue for the three months ended March 31, 2008. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three months ended March 31, 2009 and 2008, 51.8% of our revenue was generated through distributors. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, represented 68.4% of our revenue for the three months ended March 31, 2009, and 67.9% for the three months ended March 31, 2008. The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars except for a relatively insignificant portion generated in Euros through our subsidiary in Germany.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) allowance for doubtful accounts receivable, (3) inventories, (4) goodwill and intangible assets, (5) income taxes, (6) accrued liabilities, (7) stock-based compensation expense, and (8) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

REVENUE

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Product revenue	$34,595	$57,187	-39.5%
Licensing	5,917	9,926	-40.4%
Total revenue	$40,512	$67,113	-39.6%

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Consumer Electronics (1)	$33,476	$49,535	-32.4%
Personal Computers (1)	3,207	11,169	-71.3%
Storage (1)	3,829	6,409	-40.3%
Total revenue	$40,512	$67,113	-39.6%
___________
(1) Includes development, licensing and royalty revenue

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Consumer Electronics	$27,576	$42,452	-35.0%
Personal Computers	3,468	10,007	-65.3%
Storage	3,551	4,728	-24.9%
Licensing	5,917	9,926	-40.4%
Total revenue	$40,512	$67,113	-39.6%

Total revenue for the three months ended March 31, 2009 was $40.5 million and represented a decline of 39.6% or $26.6 million from the same period last year. The decrease in product revenue during the first quarter of 2009 as compared to the same period last year was primarily due to declines in sales across our product lines, especially for our Consumer Electronics (“CE”) and Personal Computers (“PC”) products where we experienced decline in sales of $14.9 million or 35.0%, and $6.5 million or 65.3%, respectively.

Revenues from products sold into the CE market in the current quarter decreased by 35.0% compared to the same period last year primarily due to lower revenues resulting from our previously announced product transition, and increased competition and recent integration for discrete and integrated solutions from other companies.  Weak consumer demand due to concerns about the economy has continued to have a negative impact on our revenue.

       The down turn in PC revenue was a result of continuing economic recession and lower shipments of HDMI transmitters into traditional PC platforms due to Intel’s integrated HDMI offering.  We expect several Mobile Internet Device (MID) HDMI design wins in 2009, however these wins will represent a smaller market than the traditional PC market.

The transition period to newer products, coupled with the ongoing global recession resulted in significantly lower revenue during the first quarter of 2009 compared to the same quarter of the previous year. Shipments decreased by 18.0% and average selling price was down 26.0% during the first quarter 2009 when compared to the shipments and selling prices in the same period last year  primarily due to product mix as customers transition from HDMI receivers to more cost effective Port Processors.  We expect continued strong demand for Port Processors and our proprietary InstaPort™ technology through the 2009/2010 design cycle.

We expect revenues in the quarter ending June 30, 2009 to be flat to slightly higher than the revenue in the first quarter of 2009.

From time to time we enter into “direct agreements” for certain parts to certain identified end customers with our distributors who previously had the rights for price concessions and product returns. The “direct agreement” converts the previously existing distributor relationship for these parts for identified customers into a direct customer relationship whereby the distributor does not have price protection or return rights. Revenue for these types of transactions are recorded at the time of conversion of applicable products previously shipped for which revenue had not been recognized upon shipment.  Thereafter, revenue for products covered under the direct agreement is recognized upon shipment.  For the three months ended March 31, 2009, we recorded $2.5 million in revenue related to the above mentioned conversion under this arrangement. We did not enter into this type of arrangement in the same period last year.

COST OF REVENUE AND GROSS PROFIT

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Cost of product revenue (1)	$18,219	$27,788	-34.4%
Cost of licensing revenue	196	349	-43.8%
Total cost of revenue	$18,415	$28,137	-34.6%
Total gross profit	$22,097	$38,976	-43.3%
Gross profit as a percentage of total revenue	54.5%	58.1%
___________
(1) Includes stock-based compensation expense	$199	$350

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross margin, as a percentage of revenue was 54.5% and 58.1% for the three months ended March 31, 2009 and 2008, respectively.  The decrease in gross margin was a direct result of lower revenues and the implementation of cost control measures that resulted to lower overall manufacturing costs. We expect our gross margin to be within the 54%-55% range in the second quarter of 2009.

OPERATING EXPENSES

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Research and development (1)	$17,734	$21,542	-17.7%
Percentage of total revenue	43.8%	32.1%
____________
(1) Includes stock-based compensation expense	$1,374	$1,234

        Research and Development (R&D). R&D expense consists primarily of employee compensation, including stock compensation expense, and other related costs and fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense for the three months ended March 31, 2009, included a stock-based compensation expense of $1.4 million as compared to $1.2 million for the same period in 2008. R&D expense decreased by 17.7% or $3.8 million im the first quarter compared to the same quarter in prior year.  The decrease was mainly driven by lower compensation and bonus expenses of $2.2 million and lower project related expenses of $1.2 million.  The decrease in compensation expense was a result of reduced headcount due to the restructuring activities completed in the third and fourth quarter of 2008. We expect R&D expenses to be slightly higher in the second quarter of 2009.

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Selling, general and administrative (1)	$13,715	$18,318	-25.1%
Percentage of total revenue	33.9%	27.3%
____________
(1) Includes stock-based compensation expense	$1,992	$2,439

         Selling, General and Administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense in the first quarter of 2009 was $4.6 million or 25.1% lower than what was incurred in the same quarter of the prior year, primarily due to the decrease in legal expenses of approximately $1.6 million, decrease in compensation related expense of $0.6 million, decrease in stock-based compensation of $0.5 million and commission expenses of $0.5 million, which were generally attributed to the decrease in head count because of the reduction in force implemented in the third and fourth quarter of 2008.  We expect SG&A expenses to be slightly higher in the second quarter of 2009.

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Amortization of intangible assets	$1,473	$1,587	-7.2%
Percentage of total revenue	3.6%	2.4%

          Amortization of Intangible Assets. The decrease in the amortization of intangible assets is primarily due to the full amortization of certain intangible assets related to the sci-worx acquisition.

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Interest income and other, net	$939	$1,916	-51.0%
Percentage of total revenue	2.3%	2.9%

Interest Income and other, net. The net amount of interest income and other principally includes interest income. The decrease was primarily due to lower interest rates and lower average total cash balances.  We expect interest income to be flat in the second quarter of 2009.

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Provision for income taxes	$3,474	$7	49529%
Percentage of total revenue	8.6%	0.0%

        Provision for Income Taxes. For the three months ended March 31, 2009, we recorded a provision for income taxes of $3.5 million. The effective tax rate for the three months ended March 31, 2009 was (11.6%) and was based on our projected taxable income for 2009, plus certain discrete items recorded during the quarter. As of March 31, 2009, we had gross tax affected unrecognized tax benefits of $18.6 million of which $3.0 million, if recognized, would affect the effective tax rate. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, state taxes and foreign taxes, adjusted for certain discrete items recorded during the quarter.

During the three months ended March 31, 2009, the State of California legislature enacted significant California tax law changes.  As a result of the enacted legislation, we expect that in years 2011 and beyond our income subject to tax in California will be less than under prior tax law and accordingly our California deferred tax assets are less likely to be realized.  We recorded a net discrete tax charge of $9.4 million related to the re-measurement of our California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for our California deferred tax assets that existed as of December 31, 2008.  We will continue to assess our valuation allowance on our California deferred tax assets in future periods.

        For the three months ended March 31, 2008, we recorded a provision for income taxes of $7,000. The effective tax rate for the three months ended March 31, 2008 was (1.3%) and was based on our projected taxable income for 2008, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, state taxes and foreign taxes, adjusted for certain discrete items recorded during the quarter.

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

Cash and Cash Equivalents, Investments and Working Capital. The table below summarizes our cash and cash equivalents, investments and working capital and the related movements (in thousands):

	Three months ended March 31,
	2009	2008	Change
	(dollars in thousands)
Cash and cash equivalents	$21,009	$125,504	-83.3%
Short-term investments	147,908	68,910	114.6%
Total cash, cash equivalents and short-term investments	$168,917	$194,414	-13.1%

Total current assets	$226,634	$251,654	-9.9%
Total current liabilities	(37,915)	(87,798)	-56.8%
Working capital	$264,549	$339,452	-22.1%

Cash provided by (used in) operating activities	$(15,514)	$7,129	-317.6%
Cash provided by (used in) in investing activities	(59,387)	40,534	-246.5%
Cash provided by (used in) financing activities	786	(60,120)	-101.3%
Effect of exchange rate changes on cash & cash equivalents	(200)	139	-243.9%
Net decrease in cash and cash equivalents	$(74,315)	$(12,318)	503.3%

       Our principal source of liquidity is cash provided by operations and exercises of stock options. Cash and cash equivalents and short-term investments were $168.9 million at March 31, 2009, a decrease of $25.5 million from $194.4 million at March 31, 2008. We believe our cash and cash equivalents, short-term investments, combined with funds derived from sales of our products and licensing will be sufficient to fund operations, capital expenditures, and working capital needs through the next twelve months.

The decrease in cash and cash equivalents of $74.3 million for the three months ended March 31, 2009 was primarily due to  net purchases of short-term investments of approximately $58.9 million and $15.5 million used in operations, partially offset by the cash provided by financing activities. During the first quarter of 2009, we purchased $93.4 million and sold $34.5 million of short-term investments.  The $15.5 million used in operations was largely attributable to the $33.3 million  net loss  incurred for the three months ended March 31, 2009,  $2.6 million and $1.1 million decreases in deferred revenues and accrued and other liabilities, respectively, and $11.5 million and $6.1 million increases in accounts receivable and prepaid and other assets, respectively, partially offset by the impairment of goodwill of $19.2 million, stock-based compensation of $3.6 million, depreciation and amortization of intangible assets totaling to $3.8 million, increase of $2.7 million in accounts payable and decrease in deferred income taxes of $9.0 million.

Accounts Receivable, Net. The table below summarizes our accounts receivable, net (in thousands):

	March 31,	December 31,
	2009	2008	Change
	(dollars in thousands)
Accounts receivable, net	$17,505	$5,922	195.6%

Net accounts receivable as of March 31, 2009 were $17.5 million, which represents 39 days of sales outstanding. This compares to 9 days of sales outstanding on December 31, 2008. Accounts receivable as of March 31, 2009 more than doubled compared to the balance as of December 31, 2008 primarily due to the linearity of shipments. Shipments during the last quarter of 2008 were front-end loaded whereas shipments in the first quarter of 2009 were back-end loaded.

Inventory. The table below shows our inventory (in thousands):

	March 31,	December 31,
	2009	2008	Change
	(dollars in thousands)
Inventory	$12,249	$12,775	-4.1%

       Our inventories are accounted for at the lower of cost or market. Inventory is written down for excess and obsolete inventories determined primarily by future demand forecasts. Inventory write downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to cost of sales. Inventory level remained relatively flat because we are trying to keep low levels of inventory due to unfavorable global economic climate.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

A sensitivity analysis was performed on our investment portfolio as of March 31, 2009. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$589,000	$1,178,000	$1,767,000

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, British Pound, the South Korean Won, Taiwan Dollar and the Chinese Yuan. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  This sensitivity analysis aggregates our three-month activity in foreign currencies translated to U.S. dollars, and applies a change in the U.S. dollar value of 5.0%, 7.5% and 10.0%.

5.0%	7.5%	10.0%
$408,000	$612,000	$816,000

Derivative Instruments

We have operations in the United States, Europe and Asia, however, a majority of our revenue, costs of sales, expense and capital purchasing activities are being transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. Periodically, we use foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses.  We do not enter into derivatives for speculative or trading purposes. We use derivative instruments primarily to manage exposures to foreign currency fluctuations on forecasted cash flows and balances primarily denominated in Euro. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the consolidated statements of operations to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments in other income (expense) on our consolidated statements of operations.

Our derivatives expose us to credit and non performance risks to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risks by limiting the counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.

As of March 31, 2009, the outstanding foreign exchange contracts had a total notional value of $1.7 million and a fair value of $68,000.  See Note 14 to the Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our CE product revenue, which comprised approximately 68.1% and 63.3% of total revenue for the three months ended March 31, 2009 and 2008, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world have moved into a recession, the demand for overall consumer electronics have been and may continue to be adversely affected and therefore, demand for our CE, PC and storage products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, PC and storage products and on our financial condition and operating results.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended March 31, 2009, shipments to Weiking Industrial, World Peace Industrial, Microtek Corporation generated 13.5%, 13.4% and 10.0% of our revenue, respectively. For the three months ended March 31, 2008, shipments to World Peace Industrial, Microtek Corporation, and Innotech Corporation generated 12.7%, 12.2% and 11.1% of our revenue, respectively.   In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. For the three months ended March 31, 2009 and 2008, distributors generated 51.8% of our revenue. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

•	timely completion and introduction of new product designs;

•	management of product life cycles;

•	use of leading-edge foundry processes, when use of such processes are required and achievement of high manufacturing yields and low cost testing;

•	market acceptance of new products; and,

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months ended March 31, 2009 and 2008, approximately 82.2% and 80.2% of our revenue, respectively, was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

•	In April 2007, Robert R. Freeman, announced his intention to retire from his position as chief financial officer.

•	In April 2007, Rob Valiton resigned from his position as vice president of worldwide sales and Sal Cobar was appointed as his successor.

•	In July 2007, Paul Dal Santo was appointed as chief operating officer.

•	In October 2007, Robert Freeman resigned from his position as chief financial officer.

•	In October 2007, Harold L. Covert was appointed as chief financial officer.

•	In October 2008, John Shin resigned from his position as vice president, strategic technology initiatives.

•	In December 2008, Dale Zimmerman resigned from his position as vice president of worldwide marketing.

•	In March 2009, Paul Dal Santo resigned from his position as Chief Operating Officer.

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the three months period ended March 31, 2009 and 2008 customers and distributors located in Japan generated 25.0 and 28.7%of our revenue, respectively, and customers and distributors located in Taiwan generated 26.5% and 18.1% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

 None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.01*
Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2009 (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on March 28, 2009

10.02*
Confidential  Severance and General Release Agreement between Paul Dal Santo, the Registrant’s Chief Operating Officer and the Registrant dated March 31, 2009 (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on April 2, 2009).

10.03*	Employee Bonus Plan for Fiscal Year 2009
10.04*	Supplemental Bonus Plan for Fiscal Year 2009
31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 24, 2009	Silicon Image, Inc.

/s/ Harold Covert
Harold Covert
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
10.01*
Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2009 (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on March 28, 2009

10.02*
Confidential  Severance and General Release Agreement between Paul Dal Santo, the Registrant’s Chief Operating Officer and the Registrant dated March 31, 2009 (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on April 2, 2009).

10.03*	Employee Bonus Plan for Fiscal Year 2009
10.04*	Supplemental Bonus Plan for Fiscal Year 2009
31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.