Form 10-Q
period 2009-06-30
SILICON IMAGE INC
filed 2009-08-10
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 000-26887

Silicon Image, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0396307
(State or other jurisdiction of	(I.R.S. Employer I.D. Number)
incorporation or organization)

1060 East Arques Avenue, Sunnyvale, California 94085
 (Address of principal executive office)(Zip Code)

(408) 616-4000
(Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT July 31, 2009
Common Stock, $0.001 par value	74,870,030

Silicon Image, Inc.
Form 10-Q for the quarter ended June 30, 2009

EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$18,583	$95,414
Short-term investments	144,370	89,591
Accounts receivable, net of allowances for doubtful accounts $1,355 at June 30, 2009 and $1,778 at December 31, 2008	19,059	5,922
Inventories	9,169	12,775
Prepaid expenses and other current assets	19,096	15,275
Deferred income taxes	6,445	6,665
Total current assets	216,722	225,642
Property and equipment, net	16,696	19,394
Goodwill	-	19,210
Intangible assets, net	29,975	32,921
Deferred income taxes, non-current	21,101	28,193
Other assets	794	1,181
Total assets	$285,288	$326,541
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,351	$7,278
Accrued and other current liabilities	20,882	23,023
Deferred license revenue	2,400	2,348
Deferred margin on sales to distributors	1,884	6,881
Total current liabilities	35,517	39,530
Other long-term liabilities	8,831	8,064
Total liabilities	44,348	47,594
Commitments and contingencies (See Note 9)
Stockholders’ Equity:
Common stock	92	92
Treasury stock	(106,517)	(106,276)
Additional paid-in capital	450,943	442,228
Accumulated deficit	(103,688)	(57,030)
Accumulated other comprehensive income (loss)	110	(67)
Total stockholders’ equity	240,940	278,947
Total liabilities and stockholders’ equity	$285,288	$326,541

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Product	$29,436	$61,836	$64,031	$119,023
Licensing	7,900	8,247	13,817	18,173
Total revenue	37,336	70,083	77,848	137,196
Cost of revenue and operating expenses:
Cost of product revenue (1)	17,264	28,615	35,483	56,403
Cost of licensing revenue	274	492	470	841
Research and development (2)	17,619	22,298	35,353	43,840
Selling, general and administrative (3)	12,678	19,067	26,393	37,385
Restructuring expense (Note 5)	7,098	-	7,857	-
Amortization of intangible assets	1,473	1,587	2,946	3,174
Goodwill impairment (Note 15)	-	-	19,210	-
Total cost of revenue and operating expenses	56,406	72,059	127,712	141,643
Loss from operations	(19,070)	(1,976)	(49,864)	(4,447)
Interest income and other, net	598	1,380	1,537	3,296
Loss before provision for income taxes	(18,472)	(596)	(48,327)	(1,151)
Income tax benefit	(5,143)	(134)	(1,669)	(127)
Net loss	$(13,329)	$(462)	$(46,658)	$(1,024)

Net loss per share – basic and diluted	$(0.18)	$(0.01)	$(0.63)	$(0.01)
Weighted average shares – basic and diluted	74,806	73,399	74,618	77,257

(1) Includes stock-based compensation expense	$244	$431	$443	$781
(2) Includes stock-based compensation expense	1,617	2,213	2,991	3,447
(3) Includes stock-based compensation expense	2,352	3,614	4,344	6,053

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(46,658)	$(1,024)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Impairment of goodwill	19,210	-
Stock-based compensation expense	7,778	10,281
Deferred income taxes	7,312	(2,723)
Depreciation	4,592	5,257
Amortization of intangible assets	2,946	3,174
Amortization of investment premium	1,683	378
Non-cash restructuring expense	200	-
Loss on disposal and retirement of property and equipment	180	402
Provision for doubtful accounts	154	534
Realized loss/(gain) on sale of short-term investments	15	(52)
Tax deficiency from employee based compensation plans	(781)	(501)
Excess tax benefits from employee stock transactions	(13)	(304)
Changes in assets and liabilities:
Accounts receivable	(13,256)	(7,781)
Inventories	3,606	2,512
Prepaid expenses and other current assets	(3,404)	1,508
Accounts payable	2,722	(1,745)
Accrued and other current liabilities	(978)	(361)
Deferred license revenue	52	435
Deferred margin on sales to distributors	(4,997)	1,543
Cash provided by (used in) operating activities	(19,637)	11,533
Cash flows from investing activities:
Purchases of short-term investments	(128,350)	(111,937)
Proceeds from sales of short-term investments	71,952	144,681
Purchases of property and equipment	(1,840)	(4,622)
Proceeds from sale of property and equipment	120	-
Cash provided by (used in) investing activities	(58,118)	28,122
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,718	3,084
Excess tax benefits from employee stock transactions	13	304
Payments for vendor financed software and intangibles purchased	(625)	(6,153)
Repurchase of restricted stock units for income tax withholding	(241)	-
Repurchase of common stock	-	(68,180)
Cash provided by (used in) financing activities	865	(70,945)
Effect of exchange rate changes on cash and cash equivalents	59	13
Net decrease in cash and cash equivalents	(76,831)	(31,277)
Cash and cash equivalents — beginning of period	95,414	137,822
Cash and cash equivalents — end of period	$18,583	106,545
Supplemental cash flow information:
Restricted stock units vested	$667	$-
Net cash payment (refund) for income taxes	$(5,574)	$1,215
Unrealized net gain (loss) on short-term investments	$79	$(30)
Property and equipment purchased but not paid for	$577	$636

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2008 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of June 30, 2009 and December 31, 2008, the related consolidated statements of operations for the three and six months ended June 30, 2009 and 2008,  and the related consolidated statements of cash flows for the six months ended June 30, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 are not necessarily indicative of future operating results to be expected for the fiscal year ending December 31, 2009.

2. Recent Accounting Pronouncements

    In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB") No. 51” (SFAS 160). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R)  and SFAS 160 is not expected to have a significant impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133," which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on the Company's consolidated financial statements.

    In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements.

   In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  The Company adopted this FSP effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements.

    In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements.

   In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this FSP is not expected to have a significant impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

    In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS 165 should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  SFAS 165 would apply to both interim financial statements and annual financial statements. The objective of SFAS 165 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and, 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements. See Note 16.

    In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162.” SFAS 168 established the effective date for use of the FASB codification for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. The Company does not anticipate that the adoption of SFAS 168 will have a material impact on its consolidated financial statements. The Company will update its disclosures for the appropriate FASB codification references in the third quarter of 2009.

3. Significant Accounting Policies

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock based compensation, cash equivalents and short-term investments, allowance for doubtful accounts, inventory valuation, realization of long lived assets, including goodwill and intangibles, income taxes, deferred tax assets, accrued liabilities, guarantees, indemnifications and warranty liabilities, foreign currency, restructuring liability, and legal matters. The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of all inter-company balances and transactions.

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

    For products sold to distributors with agreements allowing for price concessions and stock rotation rights/product returns, the Company recognizes revenue based on when the distributor reports that it has sold  the product to its customer. The Company’s recognition of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Revenue is not recognized upon the Company’s shipment of product to the distributor, since, due to certain forms of price concessions, the sales price is not substantially fixed or determinable at the time of shipment. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Additionally, these distributors have stock rotation rights permitting them to return products to the Company, up to a specified amount for a given period of time. When the distributor reports that it has sold product to its customer, our sales price to the distributor is fixed. Once Silicon Image receives the point of sales reports from a distributor, it has satisfied all the requirements for revenue recognition and any product returns/stock rotation and price concession rights that the distributor has under its distributor agreement with Silicon Image are exhausted. Pursuant to our distributor agreements, older, end-of-life and certain other products are generally sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

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

    Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue the Company recognizes is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, the Company relies upon actual royalty reports from its customers when available and rely upon estimates in lieu of actual royalty reports when the Company has a sufficient history of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of the Company’s use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. In cases where royalty reports and other information are not available to allow the Company to estimate royalty revenue, the Company recognizes revenue only when royalty reports are received.

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

Stock-based compensation

    Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, (SFAS No. 123R), requiring it to recognize expense related to the fair value of our stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under SFAS No. 123R, our ESPP is considered a compensatory plan and we are required to recognize compensation cost for grants made under the ESPP. The Company recognizes stock-based compensation expense on a straight-line basis for all share-based payment awards, consisting primarily of employee stock options, employee stock purchase plan and employee restricted stock units (RSUs), over the respective requisite service period of the awards. For purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R), the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3 “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.”

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

   Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “ Recognition and Presentation of Other-Than-Temporary Impairments.” The Company’s adoption of this standard did not have any significant impact on its consolidated financial statements.  The Company evaluates other-than-temporary impairment of debt securities for appropriate recognition and presentation in the consolidated financial statements in accordance with the FSP.

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

    Effective April 1, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company’s adoption of this standard did not have any significant impact on its consolidated financial statements. The Company evaluates the fair value of its investments using the guidance as specified in this FSP when the Company determines the volume of activity for the asset or liability has significantly decreased and transactions that are not orderly.

    Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The Company’s adoption of this standard did not have any significant impact on its consolidated financial statements. The Company has disclosed the fair value of its financial instruments in its interim reporting period as required by this standard.

    Further information about the Company financial instruments can be found in Note 13 below.

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

    Effective January 1, 2009, the Company adopted the provisions of SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. The Company’s adoption of this standard did not have any significant impact on its consolidated financial statements. The Company has disclosed the objectives of using derivative instruments, the method by which the derivatives instruments and the related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on the consolidated financial statements as required by SFAS 161.

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

    The Company assigns the following useful lives to its fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $4.6 million and $5.3 million for the six months ended June 30, 2009 and 2008.

    The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has determined based on the criteria of SFAS 142 that we have one reporting unit for this purpose. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing the fair value of the Company’s equity as of the date of the impairment testing to the carrying amount of stockholders equity. The impairment charge for other intangible assets not subject to amortization, for which impairment indicators exists, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, SFAS 142 requires purchased other intangible assets to be amortized over their useful lives unless these lives are determined to be indefinite. Significant assumptions are inherent and highly subjective in this process. During the six months ended June, 30, 2009, the Company recognized an impairment loss on goodwill as a result of the periodic review due to the presence of impairment indicators. Refer to Note 15 below for further information.

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

Restructuring Expenses

    The Company records provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. One-time termination benefits and contract settlement and lease costs are recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. At each reporting date, the Company evaluates its accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of June 30, 2009, we had $7.2 million in accruals related to workforce reduction charges and $0.1 million in accruals related to lease costs, which included estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. Increases or decreases to the accruals for changes in estimates are classified as restructuring expenses in the consolidated statement of income.

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

Valuation and Expense Information Under SFAS 123(R)

    Share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, (SFAS 123(R)) consists primarily of expenses for the share-based awards discussed above.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Employee stock option plans:
Expected life in years	4.7	4.8	4.7	4.8
Expected volatility	64.5%	62.3%	64.5%	64.8%
Risk-free interest rate	2.3%	3.3%	2.3%	2.7%
Expected dividends	none	none	none	none
Weighted average fair value	$1.34	$3.70	$1.37	$2.80

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	96.3%	78.1%	96.3%	78.1%
Risk-free interest rate	1.2%	3.5%	1.2%	3.5%
Expected dividends	none	none	none	none
Weighted average fair value	$1.31	$1.63	$1.31	$1.63

    As required by SFAS No. 123(R), management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest. For the three months ended June 30, 2009 and 2008 no shares were purchased under the ESPP program. For the six months ended June 30, 2009 and 2008, the Company’s employees purchased 544,629 and 449,997 shares of common stock under the ESPP program, respectively. At June 30, 2009, the Company had $170,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a period of approximately 0.1 year.
.
Stock Options Activity

    The following is a summary of activity under the Company’s stock option plans during the six months ended June 30, 2009, excluding RSUs (in thousands, except weighted average exercise price):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2009	13,849	$8.65	6.09	$2,396
Granted	111	2.52
Exercised	(95)	1.04
Forfeitures and cancellations	(974)	8.25
Outstanding at June 30, 2009	12,891	$8.68	5.41	$506
Ending vested and expected to vest at June 30, 2009	12,425	$8.74	5.32	$506
Exercisable at June 30, 2009	10,344	$8.95	4.88	$506

    At June 30, 2009, the total unrecognized compensation expense related to options granted to employees under our share-based compensation plans was approximately $14.3 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis over a weighted average period of approximately 2.07 years.

Restricted Stock Units

    The RSUs that the Company grants to its employees typically vest ratably over a certain period of time, subject to the employee’s continuing service to the Company over that period. RSUs granted to non-executive employees typically vest over a four-year period. RSUs granted to executives typically vest over a period of between one and  four years or upon the achievement of certain performance milestones.

    RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

    A summary of activity with respect to the Company’s RSUs during the six months ended June 30, 2009 is as follows: (in thousands):

	Number of shares	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,712	1.24	$15,591
Granted	1,788
Vested	(216)
Forfeitures and cancellations	(2,152)
Outstanding at June 30, 2009	3,132	1.77	$7,172
Ending vested and expected to vest at June 30, 2009	2,245	1.70	$5,141

    As of June 30, 2009, the Company had $6.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.46 years.

Purchases of Equity Securities

    During the six months ended June 30, 2009, the Company repurchased shares of stock from employees upon the vesting of the RSUs that were granted under the Company’s equity incentive plan to satisfy the employees’ minimum statutory tax withholding requirement as follows: (in thousands, except for the total number of shares repurchased and price per share):

Period	Total Number of Shares Repurchased	Weighted Price Per Share	Total Value
Three months ended March 31, 2009	71,045	$3.15	$224
Three months ended June 30, 2009	7,050	2.45	$17
Six months ended June 30, 2009	78,095		$241

   There were no RSUs that vested in fiscal year 2008.  The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock-based Compensation Expense

    The table below shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of sales	$244	431	$443	781
Research and development	1,617	2,213	2,991	3,447
Selling, general and administrative	2,352	3,614	4,344	6,053
Income tax benefit	(459)	(1,274)	(932)	(2,032)
	$3,754	$4,984	$6,846	$8,249

5. Restructuring and Asset Impairment Charges

    Ongoing Restructuring Activities

At December 31, 2008, the Company’s accrued restructuring balance was $3.5 million. In connection with its ongoing restructuring activities, the Company recorded restructuring costs of approximately $7.9 million, which includes approximately $0.2 million of operating lease expense in excess of related accruals which was expensed as incurred, during the six months ended June 30, 2009.

In the three months ended June 30, 2009, the Company recorded restructuring charges of approximately $7.1 million primarily as a result of the management-approved restructuring plan announced in June 2009 to realign and focus the Company’s resources on its core competencies and in order to better align its revenues and expenses.  The restructuring charges associated with the aforementioned reduction in force were comprised of approximately $6.5 million in employee severance costs and approximately $0.2 million in charges related to the impairing of certain equipment as a result of the restructuring plan. The other $0.4 million restructuring charges during the three months ended June 30, 2009 were related to additional severance, operating lease expense and legal costs incurred for reduction in forces that took place during fiscal year 2008.

During the three months ended March 31, 2009, the Company incurred $0.8 million in restructuring charges mainly relating to employee severance and benefit arrangements due to terminations in connection with the restructuring plan announced in fiscal year 2008.

The following table summarizes the Company’s restructuring activities for the six months ended June 30, 2009 (in thousands):

	Employee Severance and Benefits	Operating Lease Termination	Impaired Fixed Assets	Total
Accrued restructuring balance as of December 31, 2008	$3,252	$200	$-	$3,452
Additional accruals	7,527	22	197	7,746
Cash payments	(3,529)	(134)	-	(3,663)
Non-cash charges and adjustments	-	(3)	(197)	(200)
Accrued restructuring balance as of June 30, 2009	$7,250	$85	$-	$7,335

    The operating lease accruals have been reflected as restructuring expense in the consolidated statements of operations. The remaining accrual as of June 30, 2009 relates to severance benefits, the majority of which, the Company expects to payout by the end of fiscal year 2009 and operating lease termination costs over the remaining lease terms of approximately 3 years.

6. Comprehensive loss

    The components of comprehensive loss, net of related taxes, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(13,329)	$(462)	$(46,658)	$(1,024)
Change in unrealized value of investments	(90)	(87)	79	(30)
Foreign currency translation adjustments	330	(10)	68	133
Effective portion of cashflow hedges	(16)	-	30	-
Total comprehensive loss	$(13,105)	$(559)	$(46,481)	$(921)

7. Net Loss Per Share

   Basic and diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(13,329)	$(462)	$(46,658)	$(1,024)
Denominator:
Weighted average shares – basic and diluted	74,806	73,399	74,618	77,257
Net loss per share – basic and diluted	$(0.18)	$(0.01)	$(0.63)	$(0.01)

    The securities that were anti-dilutive and excluded from the net loss per share calculations were approximately 14.8 million and  13.8 million for the three and six months ended June 30, 2009, respectively and 12.6  million and 13.3 million for the three and six months ended June 30, 2008, respectively.

8. Balance Sheet Components

	June 30, 2009	December 31, 2008
	(in thousands)
Inventories:
Raw materials	$3,434	$4,962
Work in process	1,849	545
Finished goods	3,886	7,268
Total inventories	$9,169	$12,775

Property and equipment
Computers and software	$24,809	$24,250
Equipment	25,674	25,059
Furniture and fixtures	2,704	2,701
	53,187	52,010
Less: accumulated depreciation	(36,491)	(32,616)
Total property and equipment, net	$16,696	$19,394

Accrued and other current liabilities:
Accrued payroll and related expenses	$4,107	$5,359
Accrued restructuring	7,335	3,452
Software and IP liability	625	2,500
Amounts due to customers	1,105	1,966
Bonus accrual	-	1,556
Accrued and other liabilities	7,710	8,190
Total accrued liabilities	$20,882	$23,023

9. Commitments and Contingencies

Legal Proceedings

    On December 7, 2001, the Company and certain of its officers and directors were named as defendants, along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, the Company, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008.  Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations.  The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009.  As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement.  On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement.  A hearing is scheduled for September 10, 2009 to determine whether the proposed settlement agreement should be granted final approval.  Although the District Court has granted preliminary approval of the proposed settlement agreement, there can be no guarantee that it will receive final approval from the District Court.  The Company believes that it has meritorious defenses to these claims.  If the settlement is not approved by the District Court and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

    On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.    On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals.  Under the current briefing schedule, the parties’ appellate briefs are due as follows: plaintiff’s initial brief is due August 26, 2009; defendants’ opposing briefs, including the underwriter defendants’ cross-appeal arguments, are due October 2, 2009; plaintiff’s reply brief, including opposition to the cross-appeal, is due November 2, 2009; and the underwriter defendants’ cross-appeal reply brief is due November 17, 2009.

    In January 2005, the Company and certain of its officers were named as defendants in a securities class action captioned “Curry v. Silicon Image, Inc., Steve Tirado and Robert Gargus.” Plaintiffs filed the action on behalf of a putative class of stockholders who purchased Silicon Image stock between October 19, 2004 and January 24, 2005. The lawsuit alleged that the Company and certain of its officers and directors made alleged misstatements of material facts and violated certain provisions of Sections 20(a) and 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Final judgment was entered in favor of defendants on September 25, 2007. On October 19, 2007, plaintiffs filed notice of appeal of the court’s final judgment to the United States Court of Appeals for the Ninth Circuit. Appellants’ opening brief was filed February 28, 2008 and the Company’s responsive pleading was filed April 14, 2008. Appellants filed a reply brief on May 16, 2008.  Oral argument was held on April 14, 2009.  On May 1, 2009, the Ninth Circuit issued an order affirming the lower court’s final judgment, which dismissed the action with prejudice.  The deadline for the plaintiffs to have filed a petition for rehearing or rehearing en banc was May 15, 2009; no such petitions were filed.

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

Guarantees

    Certain of the Company’s licensing agreements indemnify it’s customers for any expenses or liabilities resulting from claimed infringements of third party patents, trademarks or copyrights by its products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances; the maximum amount of potential future indemnification is not limited. To date, the Company has not paid any such claims or been required to defend any lawsuits with respect to any claim.

Contractual Obligations and Off-Balance Sheet Arrangements

    The table below represents the future minimum payments under the Company’s operating leases outstanding at June 30, 2009 (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$8,186	$4,298	$3,849	$39	$-

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

Revenue

    Revenue by geographic area was as follows (in thousands):
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Japan	$9,714	$20,895	$19,825	$40,181
Taiwan	9,501	13,690	20,219	25,837
United States	9,074	11,671	16,262	24,982
Europe	3,579	8,735	9,241	16,897
Korea	1,899	3,138	2,126	7,007
Hong Kong	1,672	7,509	4,917	12,976
Other	1,897	4,445	5,258	9,316
Total revenue	$37,336	$70,083	$77,848	$137,196

    Revenue by product line was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Consumer Electronics (1)	$33,261	$50,310	$66,737	$99,845
Personal Computer (1)	1,785	11,758	4,992	22,927
Storage (1)	2,290	8,015	6,119	14,424
Total revenue	$37,336	$70,083	$77,848	$137,196

(1) Includes development, licensing and royalty revenue (collectively "licensing revenue")

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Consumer Electronics	$25,686	$44,613	$53,262	$87,065
Personal Computer	1,700	10,970	5,168	20,977
Storage	2,050	6,253	5,601	10,981
Licensing revenue	7,900	8,247	13,817	18,173
Total revenue	$37,336	$70,083	$77,848	$137,196

For the three months ended June 30, 2009, one customer represented 12.6% of the Company’s revenue. For the six months ended June 30, 2009, two customers each represented 11.1% and 10.9% of the Company’s revenue. At June 30, 2009, three customers each represented 20.2%, 16.0% and 10.8% of gross accounts receivable, respectively.

     For the three months ended June 30, 2008, three customers each represented 15.3%, 12.3%, and 12.2% of the Company’s revenue. For the six months ended June 30, 2008, three customers each represented 14.9%, 12.3%, and 11.6% of the Company’s revenue.  At June 30, 2008, three customers each represented 16.3%, 13.5% and 10.8% of gross accounts receivable, respectively.

Property and Equipment

The majority of the Company’s property and equipment are located in the US.

11. Provision (Benefit) for Income Taxes

    For the three and six months ended June 30, 2009, the Company recorded an income tax benefit of ($5.1) million and ($1.7) million, respectively. The effective tax rate for the three and six months ended June 30, 2009 were 27.9% and 3.5%, respectively, and were based on our projected taxable income for 2009, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, SFAS 123(R) expense, tax credits and foreign taxes, adjusted for certain discrete items recorded during the quarter.

    During the three months ended March 31, 2009, the State of California legislature enacted significant California tax law changes.  As a result of the enacted legislation, the Company expects that in years 2011 and beyond, the Company’s  income subject to tax in California will be less than under prior tax law and accordingly its California deferred tax assets are less likely to be realized.  The Company recorded a net discrete tax charge of $9.4 million for the three months ended March 31, 2009 related to the re-measurement of the Company’s California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for the Company’s California deferred tax assets that existed as of December 31, 2008.  The Company will continue to assess its valuation allowance on its California deferred tax assets in future periods.

    For the three and six months ended June 30, 2008, the Company recorded a benefit for income taxes of ($134,000) and ($127,000), respectively. The effective tax rate for the three and six months ended June 30, 2008 were 22.5% and 11.0%, respectively, and were based on the Company’s projected taxable income for 2008, plus certain discrete items recorded during the quarter.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $88,000 and $173,000 for the three and six months ended June 30, 2009, respectively, and approximately $106,000 and $198,000 for the three and six months ended June 30, 2008, respectively.  The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

12. Investment in Intellectual Property

    In February 2007, the Company entered into an agreement with Sunplus Technology Co., Ltd. (Sunplus) to license certain technology (Sunplus IP) from Sunplus for $40.0 million. The purpose of this licensing agreement is to obtain advanced technology for development of future products. The agreement provides for the Company to pay an aggregate of $40.0 million to Sunplus, $35.0 million of which is payable in consideration for the Sunplus IP and related deliverables, and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through June 30, 2009, the Company has paid Sunplus $38.7 million of the consideration for the licensed technology and related deliverables and support. The Company is required to pay the remaining $1.3 million by the end of 2009.

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

    The table below sets forth the Company’s cash and cash equivalents and short-term investments and derivative asset as of June 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets
(dollars In thousands)	Level 1	Level 2	Level 3	at fair value

Cash and cash equivalents and Short-term investments	$8,531	$135,942	$-	$144,473
Derivative asset	-	30	-	30
Total	$8,531	$135,972	$-	$144,503

    Cash and cash equivalents and short term investments in the above table excludes $18.5 million in cash held by the Company or in its accounts with investment fund managers as of June 30, 2009. During the three and six months ended June 30, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

    The Company’s derivative instruments are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors and foreign currency exchange rates. Refer to Note 14 for more discussion on derivative instruments.

    During the three and six months ended June 30, 2009, the Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category.

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

14.  Derivative Instruments

    On January 1, 2009, the Company adopted SFAS 161 as referenced in Note 2. The adoption of SFAS 161 requires additional disclosures about the Company's objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the effect of derivative instruments and related hedged items on the financial statements. The adoption had no financial impact on the consolidated condensed financial statements.

    Silicon Image is a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company has operations in the United States, Europe and Asia, however, a majority of its revenue, costs of revenue, expense and capital purchasing activities are being transacted in U.S. Dollars. As a corporation with international as well as domestic operations, the Company is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Periodically, the Company uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. The Company does not enter into derivatives for speculative or trading purposes. The Company uses derivative instruments primarily to manage exposures to foreign currency fluctuations on forecasted cash flows and balances primarily denominated in Euro. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the consolidated statements of operations to which the hedged transaction relates. The Company records any ineffective portion of the hedging instruments gain (loss) in other income (expense) on its consolidated statements of operations.

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

    The amount of gain recognized in other comprehensive income (“OCI”) on effective cashflow hedges as of June 30, 2009, the amount of gain reclassified from accumulated OCI to operating expenses for the three and six months ended June 30, 2009, and the amount of gain recognized in income on ineffective cashflow hedges for the three and six months ended June 30, 2009 are insignificant.

    As of June 30, 2009, the outstanding foreign currency forward contracts had a notional value of approximately $1.5 million and a fair value of $30,000. The Company recorded an unrealized gain of $30,000 relating to the effective cashflow hedges in accumulated other comprehensive income as part of stockholders' equity and prepaid expenses and other current assets in the condensed consolidated balance sheet as of June 30, 2009.

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

    The Company has one reportable operating segment and the goodwill impairment testing was done at the reporting unit level. In accordance with the current policy, the Company conducted its annual goodwill impairment test on September 30, 2008 and noted no impairment. During the three months ended March 31, 2009, the Company assessed goodwill for impairment since it observed there were indicators of impairment. The notable indicators were a sustained and significant decline in the Company’s stock price, depressed market conditions and declining industry trends. The Company’s stock price had been in a period of sustained decline and the business climate had deteriorated substantially in the past three months. Based on the results of the first step of the goodwill analysis, it was determined that the Company’s net book value exceeded its estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of the Company and the sum of the fair value of the identified net assets results in the residual value of goodwill. Specifically, the Company allocated the estimated fair value of the Company as determined in the first step of the goodwill analysis to the recognized and unrecognized net assets, including allocations to intangible assets. Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, the Company wrote off the entire goodwill balance and recognized goodwill impairment charges of approximately $19.2 million in the consolidated statement of operations under operating expenses, “Impairment of Goodwill.”

    As required by Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, during the three months ended March 31, 2009. The Company also made an impairment evaluation of its long-lived assets and determined that its long-lived assets were not impaired as of March 31, 2009. No impairment indicators were present during the three months ended June 30, 2009, hence, no impairment loss was recognized in the current period.

16. Subsequent Events

    Pursuant to the adoption of SFAS No. 165, the Company’s management has evaluated subsequent events through August 10, 2009, which is the date these consolidated financial statements were issued. Based on management’s evaluation, no significant events occurred after June 30, 2009 which required recognition and/or disclosures in the consolidated financial statements.

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

Concentrations

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 43.4% and 44.0% of our revenue for the three and six months ended June 30, 2009, respectively and 56.5% and 56.1% of our revenue for the three and six months ended June 30, 2008. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three and six months ended June 30, 2009, 23.2% and 38.1% of our revenue, respectively, was generated through distributors, compared to 53.3% and 52.6% in the comparable periods of 2008, respectively.  Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

    A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, represented 66.1% and 67.0% of our revenue for the three and six months ended June 30, 2009, respectively and 70.9% and 69.4% for the three and six months ended June 30, 2008, respectively. The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars except for a relatively insignificant portion generated in Euros through our subsidiary in Germany.

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

Revenue recognition

    Our revenue recognition policy complies with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104). We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

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

    For products sold to distributors with agreements allowing for price concessions and stock rotation rights/product returns, we recognize revenue based on when the distributor reports that it has sold the product to its customer. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Revenue is not recognized upon the Company’s shipment of product to the distributor, since, due to certain forms of price concessions, the sales price is not substantially fixed or determinable at the time of shipment. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Additionally, these distributors have stock rotation rights permitting them to return products to us, up to a specified amount for a given period of time.  When the distributor reports that it has sold product to its customer, our sales price to the distributor is fixed. Once we receive the point of sales reports from a distributor, it has satisfied all the requirements for revenue recognition and any product returns/stock rotation and price concession rights that the distributor has under its distributor agreement with Silicon Image are exhausted. Pursuant to our distributor agreements, older, end-of-life and certain other products are generally sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

    At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor and records the gross margin in “deferred margin on sale to distributors”, a component of current liabilities in its consolidated balance sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. We sell each item in its product price book to all of its distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of our distributors’ resale is priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred margin on the sale to distributors line item that will be remitted back to the distributors. We reduce deferred margin by anticipated or determinable future price concessions.

    We derive revenue from license of its internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate its IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with our licensees is classified as license revenue. Our license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements it follows the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the provisions of SAB No. 104.

    The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements generally include (a) license fees relating to our IP, (b) support, typically for one year; and (c) royalties payable following the sale by our licensees of products incorporating the licensed technology. The license of our IP has standalone value and can be used by the licensee without support. Further, objective and reliable evidence of fair value exists for support. Accordingly, license and support fees are each treated as separate units of accounting.

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

    We determine progress to completion based on input measures using labor-hours incurred by our engineers. The amount of revenue recognized is based on the total contract fees and the percentage of completion achieved. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. If there is significant uncertainty about customer acceptance, or the time to complete the development or the deliverables by either party, we apply the completed contract method. If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, we recognize the revenue and records an unbilled receivable assuming collectability is reasonably assured. Amounts invoiced to our customers in excess of recognizable revenues are recorded as deferred revenue.

Cash Equivalents and Short-Term Investments

    We account for our investments in debt and equity securities under, SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument. Effective April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, “ Recognition and Presentation of Other-Than-Temporary Impairments.” Our adoption of this standard did not have any significant impact on its consolidated financial statements.

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

    We assign the following useful lives to our fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $4.6 million and $5.3 million for the six months ended June 30, 2009 and 2008.

    We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We have determined based on the criteria of SFAS 142 that we have one reporting unit for this purpose. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing the fair value of our company’s equity as of the date of the impairment testing to the carrying amount of stockholders equity. The impairment charge for other intangible assets not subject to amortization, for which impairment indicators exists, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, SFAS 142 requires purchased other intangible assets to be amortized over their useful lives unless these lives are determined to be indefinite. During the six months ended June, 30, 2009, we recognized an impairment loss on goodwill as a result of the periodic review due to the presence of impairment indicators.

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

Results of Operations

REVENUE

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$29,436	$61,836	-52.4%	$64,031	$119,023	-46.2%
Licensing revenue	7,900	8,247	-4.2%	13,817	18,173	-24.0%
Total revenue	$37,336	$70,083	-46.7%	$77,848	$137,196	-43.3%

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics (1)	$33,261	$50,310	-33.9%	$66,737	$99,845	-33.2%
Personal Computers (1)	1,785	11,758	-84.8%	4,992	22,927	-78.2%
Storage (1)	2,290	8,015	-71.4%	6,119	14,424	-57.6%
Total revenue	$37,336	$70,083	-46.7%	$77,848	$137,196	-43.3%

1) Includes development, licensing and royalty revenue (collectively "licensing revenue")

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics	$25,686	$44,613	-42.4%	$53,262	$87,065	-38.8%
Personal Computers	1,700	10,970	-84.5%	5,168	20,977	-75.4%
Storage	2,050	6,253	-67.2%	5,601	10,981	-49.0%
Licensing revenue	7,900	8,247	-4.2%	13,817	18,173	-24.0%
Total revenue	$37,336	$70,083	-46.7%	$77,848	$137,196	-43.3%

    Total revenue for the three and six months ended June 30, 2009 was $37.3 million and $77.8 million, respectively and represented a decline of 46.7% or $32.7 million and 43.3% or $59.3 million from the same periods in 2008, respectively. The decrease in our overall revenue was driven primarily by the decrease in our product revenue which decreased by 52.4% or $32.4 million and 46.2% or $55.0 million for the three and six months ended June 30, 2009, respectively when compared to the same periods in prior year. Product shipments decreased by approximately 30.9% and 25.0% and average selling price declined by approximately 31.9% and 29.0% during the three and six months ended June 30, 2009, respectively when compared to the same periods last year primarily due to the ongoing global recession, our ongoing product transition as customers transition from HDMI receivers to more cost effective Port Processors and increased competition.  We believe that revenue will increase as we start to roll-out our new products in the second half of fiscal year 2009.

    We enter into “direct agreements” for certain parts to certain identified end customers with our distributors who previously had the rights for price concessions and product returns. The “direct agreement” converts the previously existing distributor relationship for these parts for identified end customers into a direct customer relationship whereby the distributor does not have price protection or return rights. Revenue for these types of transactions are recorded at the time of conversion of applicable products previously shipped for which revenue had not been recognized upon shipment.  Thereafter, revenue for products covered under the direct agreement is recognized upon shipment.  For the three and six months ended June 30, 2009, we recorded $349,000 and $2.8 million in revenue, respectively, related to the above mentioned conversion under this arrangement. We did not enter into this similar type of arrangement in the same periods last year.

COST OF REVENUE AND GROSS PROFIT

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Product cost of revenue (1)	$17,264	$28,615	-39.7%	$35,483	$56,403	-37.1%
Licensing cost of revenue	274	492	-44.3%	470	841	-44.1%
Total Cost of revenue	17,538	29,107	-39.7%	35,953	57,244	-38.0%
Total gross profit	19,798	40,976	-51.7%	41,895	79,952	-47.0%
Gross profit margin	53.0%	58.5%		53.8%	58.3%
_________________
(1) Includes stock-based compensation expense	$244	$431		$443	$781

    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross profit, as a percentage of revenue, was 53.0% and 53.8% for the three and six months ended June 30, 2009, respectively, and 58.5% and 58.3% in the comparable periods in 2008, respectively. Product mix, unfavorable variances and the impact of fixed overhead with lower revenue volume during the three and six months ended June 30, 2009 were the primary reasons for the decrease in gross profit as percentage of revenue.  We believe that gross profit will begin to improve as we start to roll-out new products and increase revenue volume in the second half of 2009.

OPERATING EXPENSES

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$17,619	$22,298	-21.0%	$35,353	$43,840	-19.4%
Percentage of total revenue	47.2%	31.8%		45.4%	32.0%
_________________
(1) Includes stock-based compensation expense	$1,617	$2,213		$2,991	$3,447

   Research and Development (R&D). R&D expense consists primarily of employee compensation, including stock compensation expense, and other related costs and fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense for the three and six months ended June 30, 2009 included stock-based compensation expense of $1.6 million and $3.0 million, respectively, as compared to $2.2 million and $3.4 million for the same periods in 2008, respectively. R&D expense decreased by $4.7 million and $8.5 million for the three and six months ended June 30, 2009, respectively as compared to the same periods in prior year.  The decrease was mainly driven by lower compensation related expenses, including stock-based compensation, and lower project related and tape-out expenses.  The decreases in these expenses were primarily driven by the lower headcount due to the restructuring activities completed in the third and fourth quarters of 2008. We expect R&D expenses to continue to decline in the second half of fiscal year 2009.

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$12,678	$19,067	-33.5%	$26,393	$37,385	-29.4%
Percentage of total revenue	34.0%	27.2%		33.9%	27.2%
_________________
(1) Includes stock-based compensation expense	$2,352	$3,614		$4,344	$6,053

    Selling, General and Administrative (SG&A). G&A expense consists primarily of compensation, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense for the three and six months ended June 30, 2009 was $6.4 million and $11.0 million lower than what was incurred in the same periods in prior year, primarily due to lower compensation related expenses, including stock-based compensation, and legal expenses.  The decreases in these expenses are mainly attributable to the decrease in head count because of the reduction in force implemented in the third and fourth quarters of 2008.  We expect SG&A expenses to continue to decline in the second half of fiscal year 2009.

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$1,473	$1,587	-7.2%	$2,946	$3,174	-7.2%
Percentage of total revenue	3.9%	2.3%		3.8%	2.3%

    Amortization of Intangible Assets. The decrease in the amortization of intangible assets is primarily due to the complete amortization of certain intangible assets related to the sci-worx acquisition.

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$598	$1,380	-56.7%	$1,537	$3,296	-53.4%
Percentage of total revenue	1.6%	2.0%		2.0%	2.4%

    Interest Income and other, net. The net amount of interest income and other principally includes interest income. The decrease was primarily due to lower interest rates earned on our short-term investments as well as lower average total cash balances.

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Income tax benefit	$(5,143)	$(134)	3738.1%	$(1,669)	$(127)	1214.2%
Percentage of total revenue	-13.8%	-0.2%		-2.1%	-0.1%

    Provision (Benefit) for Income Taxes. For the three and six months ended June 30, 2009, we recorded an income tax benefit of ($5.1) million and ($1.7) million, respectively. The effective tax rate for the three and six months ended June 30, 2009 was 27.9% and 3.5%, respectively and was based on our projected taxable income for 2009, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, SFAS 123(R) expense, tax credits and foreign taxes, adjusted for certain discrete items recorded during the quarter.

    During the three months ended March 31, 2009, the State of California legislature enacted significant state tax law changes.  As a result of the enacted legislation, we expect that in years 2011 and beyond our income subject to tax in California will be less than under prior tax law and accordingly our California deferred tax assets are less likely to be realized.  We recorded a net discrete tax charge of $9.4 million for the three months ended March 31, 2009 related to the re-measurement of our California deferred tax assets to account for this change in tax law, as well as an increase in the valuation allowance for our California deferred tax assets that existed as of December 31, 2008.  We will continue to assess our valuation allowance on our California deferred tax assets in future periods.

    For the three and six months ended June 30, 2008, we recorded a benefit for income taxes of ($134,000) and ($127,000), respectively. The effective tax rate for the three and six months ended June 30, 2008 was 22.5% and 11.0% and was based on our projected taxable income for 2008, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, state taxes and foreign taxes, adjusted for certain discrete items recorded during the quarter.

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

Cash and Cash Equivalents, Investments and Working Capital. The table below summarizes our cash and cash equivalents, investments and working capital and the related movements.

	June 30, 2009	December 31, 2008	Change
	(dollars in thousands)
Cash and cash equivalents	$18,583	$95,414	-80.5%
Short-term investments	144,370	89,591	61.1%
Total cash and cash equivalents and short-term investments	$162,953	$185,005	-11.9%

Total current assets	$216,722	$225,642	-4.0%
Total current liabilities	$35,517	$39,530	-10.2%
Working capital	$181,205	$186,112	-2.6%

Cash and cash equivalents and short-term investments were $162.9 million at June 30, 2009, a decrease of $22.1 million from $185.0 million at December 31, 2008. The decrease was primarily due to the cash used in operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, and prepaid expenses and other current assets, inventories and deferred income taxes reduced by accounts payable, accrued and other current liabilities, deferred license revenue, and deferred margin on sales to distributors. Working capital at June 30, 2009 slightly decreased by approximately $4.9 million when compared to the working capital at December 31, 2008 primarily due to the decreases in inventories and in cash and cash equivalents and short-term investments, and the increase in accounts payable, partially offset by the increases in operating assets, such as accounts receivable and prepaid expenses and other current assets and the decreases in operating liabilities, such as accrued and other current liabilities and deferred margin on sales to distributors.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities.

	Six months ended June 30,
	2009	2008	Change
	(dollars in thousands)
Cash provided by (used in) operating activities	$(19,637)	$11,533	-270.3%
Cash provided by (used in) investing activities	(58,118)	28,122	-306.7%
Cash provided by (used in) financing activities	865	(70,945)	-101.2%
Effect of exchange rate changes on cash and cash equivalents	59	13	353.8%
Net decrease in cash and cash equivalents	$(76,831)	$(31,277)	145.6%

    In the six months ended June 30, 2009, cash and cash equivalents decreased by $76.8 million. This decrease was the result of cash used in our operating and investing activities of $19.6 million and $58.1 million, respectively, partially offset by the cash generated from our financing activities of $0.9 million.

Operating Activities

The $19.6 million net cash used in operating activities during the six months ended June 30, 2009 was primarily due to the cash used for working capital as a result of the increase in accounts receivable, and prepaid expenses and other current assets, and the decrease in deferred margin on sales to distributors, partially offset by the increase in accounts payable and the decrease in inventories.

 Investing Activities

The $58.1 million  net cash used in investing activities during the six months ended June 30, 2009 was due primarily net purchases of short-term investments of approximately $56.4 million and net investment in property and equipment of approximately $1.8million. For the six months ended June 30, 2009, we purchased $128.4 million and sold $72.0 million of short-term investments.

    Accounts Receivable, Net. The table below summarizes our accounts receivable, net (in thousands):

	June 30,	December 31,
	2009	2008	Change
	(dollars in thousands)
Accounts receivable, net	$19,059	$5,922	221.8%

  Net accounts receivable as of June 30, 2009 were $19.1 million, which represents 46 days of sales outstanding. This compares to 9 days of sales outstanding on December 31, 2008. Accounts receivable as of June 30, 2009 significantly increased compared to the balance as of December 31, 2008 primarily due to the timing of shipments and collections of cash.
    Inventory. The table below shows our inventory (in thousands):

	June 30,	December 31,
	2009	2008	Change
	(dollars in thousands)
Inventory	$9,169	$12,775	-28.2%

    Our inventories are accounted for at the lower of cost or market. Inventory is written down for excess and obsolete inventories determined primarily by future demand forecasts. Inventory write downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to cost of product revenue. Inventory decreased by $3.6 million or $28.2% primarily due to our continuous process improvement and better inventory management.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    A sensitivity analysis was performed on our investment portfolio as of June 30, 2009. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$ 549,000	$ 1,098,000	$ 1,647,000

Foreign Currency Exchange Risk

    A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, British Pound, the South Korean Won, Taiwan Dollar and the Chinese Yuan. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  As of June 30, 2009, cash held in foreign countries was approximately $2.6 million. The following represents the potential impact of a change in the value of the U.S. dollar compared to the Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar and Korean Won.  This sensitivity analysis aggregates our six months activity in these currencies, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10%.

5.0%	7.5%	10.0%
$ 823,000	$ 1,234,000	$ 1,646,000

Derivative Instruments

    We have operations in the United States, Europe and Asia, however, the majority of our revenue, costs of sales, expense and capital purchasing activities are transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. Periodically, we use foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses.  We do not enter into derivatives for speculative or trading purposes. We use derivative instruments primarily to manage exposures to foreign currency fluctuations on forecasted cash flows and balances primarily denominated in Euro. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the consolidated statements of operations to which the hedged transaction relates. We record any ineffective portion of the hedging instruments gain (loss) in other income (expense) on our consolidated statements of operations.

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

    As of June 30, 2009, the outstanding foreign exchange contracts had a total notional value of $1.5 million and a fair value of $30,000.  See Note 14 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

    Please refer to Note 9 to our consolidated financial statements under Part I Item I financials statements.

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

Our annual and quarterly operating results are likely to vary significantly in the future based on a number of factors many of which we have little or no control. These factors include, but are not limited to:

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

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations regarding the timing and extent to which digital content must be made available to consumers;

•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer, usually, we supply one of many necessary components; and,

•	the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.

•
 in order to address fluctuations in market demand, one-time sales opportunities and meet sales goals, we sometimes engage in heightened sales efforts during a given period that may adversely affect our sales in future periods.

    Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our future annual and quarterly operating results are highly dependent upon how wellwe manage our business.

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

Our business has been and may continue to be significantly impacted by the deterioration in worldwide economic conditions, and the current uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

    Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our CE product revenue, which comprised approximately 89.1% and 85.7% of total revenue for the three and six months ended June 30, 2009, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world have moved into a recession, the demand for overall consumer electronics have been and may continue to be adversely affected and therefore, demand for our CE, PC and storage products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, PC and storage products and on our financial condition and operating results.

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

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses

    To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in .18 micron and .13 micron, geometry processes. We are now designing a new product in 65 nanometer process technology and planning for the transition to smaller process geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology will result in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

We depend on a few key customers and the loss of any of them could significantlyreduce our revenue.

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended June 30, 2009, shipments to Microtek Corporation generated 12.6% of our revenue. For the six months ended June 30, 2009, shipments to Microtek Corporation and Weiking Industrial generated 11.1% and 10.9% of our revenue, respectively.  For the three months ended June 30, 2008, shipments to World Peace Industrial, Microtek Corporation, and Innotech Corporation generated 15.3%, 12.3% and 12.2% of our revenue, respectively. For the six months ended June 30, 2008, shipments to World Peace Industrial, Microtek Corporation and Innotech Corporation accounted for 14.9%, 12.3% and 11.6% of our revenue, respectively.   In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

We sell our products through distributors, which limits our direct interaction withour end customers, therefore reducing our ability to forecast sales and increasing thecomplexity of our business.

    Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. For the three and six months ended June 30, 2009, distributors generated 23.2% and 38.1% of our revenue, respectively. Sales to distributors accounted for 53.3% and 52.6% of our revenue for the three and six months ended June 30, 2008, respectively.  Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

•	manage a more complex supply chain;

•	monitor and manage the level of inventory of our products at each distributor;

•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and,

•	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and the majority of which are not publicly traded.

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

•	development of advanced technologies and capabilities and new products that satisfy customer requirements;

•	competitors' and customers' integration of the functionality of our products into their products, which puts pressure on us to continue to develop and introduce new products with new functionality;

•	timely completion and introduction of new product designs;

•	management of product life cycles;

•	use of leading-edge foundry processes, when use of such processes are required and achievement of high manufacturing yields and low cost testing;

•	market acceptance of new products; and,

•	market acceptance of new architectures such as our input processors.

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

Potential Tax Law Changes – Changes in tax laws could have an adverse impact on our effective tax rates.

    Recent federal and state tax legislation has been proposed, and additional tax legislation may be proposed in the future which, if enacted, could have an adverse tax impact on either Silicon Image or our shareholders. For example, the ability to defer taxes as a result of permanent investments offshore could be limited, thus raising the Company’s effective tax rate.

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

The cyclical nature of the semiconductor industry may create constrictions in ourfoundry, test and assembly capacity.

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

We depend on third-party sub-contractors to manufacture, assemble and test nearly allof our products, which reduce our control over the production process.

    We do not own or operate a semiconductor fabrication facility. We rely on one third party semiconductor company overseas to produce substantially all of our semiconductor products.   We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

•	lack of guaranteed production capacity or product supply, potentially resulting in higher inventory levels;

•	lack of availability of, or delayed access to, next-generation or key process technologies; and,

•	limitations on our ability to transition to alternate sources if services are unavailable from primary suppliers.

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

The complex nature of our production process, which can reduce yields and preventidentification of problems until well into the production cycle or, in some cases,after the product has been shipped.

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

We face foreign business, political and economic risks because a majority of ourproducts and our customers’ products are manufactured and sold outside of the UnitedStates.

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and six months ended June 30, 2009, approximately 75.7% and 79.1% of our revenue, respectively, was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:
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

The success of our business depends upon our ability to adequately protect ourintellectual property.

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

Our participation in working groups for the development and promotion of industrystandards in our target markets, including the Digital Visual Interface and HDMIspecifications, requires us to license some of our intellectual property for free orunder specified terms and conditions, which may make it easier for others to competewith us in such markets.

    A key element of our business strategy includes participation in working groups to establish industry standards in our target markets, promote and enhance specifications and develop and market products based on such specifications and future enhancements. We are a promoter of the Digital Display Working Group (DDWG), which published and promotes the DVI specification and a founder in the working group that develops and promotes the HDMI specification. In connection with our participation in such working groups:

•
we must license for free specific elements of our intellectual property to others for use in implementing the DVI specification; and we may license additional intellectual property for free as the DDWG promotes enhancements to the DVI specification; and,

•
we must license specific elements of our intellectual property to others for use in implementing the HDMI specification and we may license additional intellectual property as the HDMI founders group promotes enhancements to the HDMI specification.

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

Our success depends in part on our relationships with Sunplus and other strategicpartners.

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

We have granted Intel rights with respect to our intellectual property, which couldallow Intel to develop products that compete with ours or otherwise reduce the valueof our intellectual property.

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

We may become engaged in additional intellectual property litigation that could betime-consuming, may be expensive to prosecute or defend and could adversely affectour ability to sell our product.

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

We have entered into and may again be required to enter into, patent or otherintellectual property cross-licenses.

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

We must attract and retain qualified personnel to be successful and competition forqualified personnel is increasing in our market.

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

If our internalcontrol over financial reporting or disclosure controls and procedures are noteffective, there may be errors in our financial statements that could requirea restatement or our filings may not be timely and investors may loseconfidence in our reported financial information, which could lead to adecline in our stock price.  While we have not identified any material weaknesses in the past three years, we cannot assure you that amaterial weakness will not be identified in the future.

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

We have experienced transitions in our management team, our board of directors in the past and may continue to doso in the future, which could result in disruptions in our operations and require additional costs.

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

•	In April 2007, Robert R. Freeman, announced his intention to retire from his position as chief financial officer.

•	In April 2007, Rob Valiton resigned from his position as vice president of worldwide sales and Sal Cobar was appointed as his successor.

•	In July 2007, Paul Dal Santo was appointed as chief operating officer.

•	In October 2007, Robert Freeman resigned from his position as chief financial officer.

•	In October 2007, Harold L. Covert was appointed as chief financial officer.

•	In October 2008, John Shin resigned from his position as vice president, strategic technology initiatives.

•	In December 2008, Dale Zimmerman resigned from his position as vice president of worldwide marketing.

•	In March 2009, Paul Dal Santo resigned from his position as chief operating officer.

•	In June 2009, Timothy Vehling joined the Company as vice president of worldwide marketing.

    Any future transitions may result in disruptions in our operations and require additional costs.

We have been and may continue to become the target of securities class action suitsand derivative suits which could result in substantial costs and divert managementattention and resources.

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

Our operations and the operations of our significant customers, third-party waferfoundries and third-party assembly and test subcontractors are located in areassusceptible to natural disasters.

    Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the three and six months period ended June 30, 2009 customers and distributors located in Japan generated 26.0% and 25.5% of our revenue, respectively, and customers and distributors located in Taiwan generated 25.4% and 25.9% of our revenue, respectively. For the three and six months ended June 30, 2008, customers and distributors located in Japan accounted for 29.8% and 30.5% of our revenue, respectively and customers and distributors located in Taiwan generated 19.5% and 20.0% of our revenue, respectively.  Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

Terrorist attacks or war could lead to economic instability and adversely affect ouroperations, results of operations and stock price.

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

Changes in environmental rules and regulations could increase our costs and reduceour revenue.

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

Provisions of our charter documents and Delaware law could prevent or delay a changein control and may reduce the market price of our common stock.

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

 None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

    We held our 2009 Annual Meeting of Stockholders on May 20, 2009. The first matter voted upon at the meeting was the election of two Class I directors to serve until the 2012 Annual Meeting of Stockholders. At the meeting, Peter Hanelt and William George were elected as Class I directors, in an uncontested election, by the following vote:

Name	Shares for	Shares Against	Shares Abstaining	Shares Witheld	Broker Non Votes
Peter Hanelt	58,813,781	-	-	9,530,687	-
William George	58,992,917	-	-	9,351,551	-

    Our board of directors consists of six members and is divided into three classes, with each class serving staggered three-year terms. The term of the Class I directors, currently Peter Hanelt and William George, will expire at the 2012 Annual Meeting of Stockholders, the term of the Class II directors, currently Masood Jabbar and John Hodge, will expire at the 2012 Annual Meeting of Stockholders, and the term of the Class III directors, currently Steve Tirado and William Raduchel will expire at the 2011 Annual Meeting of Stockholders.

    The second matter voted upon at the meeting was the approval of the Stock Option Exchange Program, which will give our employees the opportunity to exchange outstanding underwater stock options for a lesser number of restricted stock units, if and when determined by the Board within one year and in accordance with the terms described in the Proxy Statement as filed with the SEC on April 14, 2009. The Stock Option Exchange Program was approved by the following vote:

	Shares for	Shares Against	Shares Abstaining	Shares Witheld	Broker Non Votes
Stock Option Exchange Program	39,452,902	9,822,737	107,454	-	18,961,375

    The third matter voted upon at the meeting was the ratification of the appointment of Deloitte & Touche LLP as Silicon Image’s independent registered public accounting firm for the fiscal year ending December 31, 2009. At the meeting, the appointment of Deloitte & Touche LLP as independent accountants was ratified by the following vote:

	Shares for	Shares Against	Shares Abstaining	Shares Witheld	Broker Non Votes
Appointment of Deloitte & Touche LLP	66,213,924	1,859,350	271,194	-	-

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

3131.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3131.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3232.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3232.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	Silicon Image, Inc.

/s/ Harold Covert
Harold Covert
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
3131.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3131.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3232.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3232.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.