Form 10-Q
period 2009-09-30
SILICON IMAGE INC
filed 2009-10-26
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 000-26887

Silicon Image, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0396307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

1060 East Arques Avenue, Sunnyvale, California 94085
 (Address of principal executive office)(Zip Code)

(408) 616-4000
(Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT September 30, 2009
Common Stock, $0.001 par value	75,241,093

Silicon Image, Inc.
Form 10-Q for the quarter ended September 30, 2009

EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$27,883	$95,414
Short-term investments	125,335	89,591
Accounts receivable, net of allowances for doubtful accounts $1,563 at September 30, 2009 and $1,778 at December 31, 2008	24,454	5,922
Inventories	12,538	12,775
Prepaid expenses and other current assets	17,417	15,275
Deferred income taxes	6,731	6,665
Total current assets	214,358	225,642
Property and equipment, net	15,125	19,394
Intangible assets, net	28,503	32,921
Deferred income taxes, non-current	22,591	28,193
Goodwill	-	19,210
Other assets	719	1,181
Total assets	$281,296	$326,541
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,570	$7,278
Accrued and other current liabilities	18,178	23,023
Deferred license revenue	4,299	2,348
Deferred margin on sales to distributors	2,628	6,881
Total current liabilities	38,675	39,530
Other long-term liabilities	9,259	8,064
Total liabilities	47,934	47,594
Commitments and contingencies (See Note 9)
Stockholders’ Equity:
Common stock	93	92
Treasury stock	(106,556)	(106,276)
Additional paid-in capital	458,484	442,228
Accumulated deficit	(119,199)	(57,030)
Accumulated other comprehensive income (loss)	540	(67)
Total stockholders’ equity	233,362	278,947
Total liabilities and stockholders’ equity	$281,296	$326,541

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Product	$30,716	$64,974	$94,747	$183,997
Licensing	6,440	12,802	20,257	30,975
Total revenue	37,156	77,776	115,004	214,972
Cost of revenue and operating expenses:
Cost of product revenue (1)	16,801	31,518	52,284	87,921
Cost of licensing revenue	156	223	626	1,064
Research and development (2)	17,807	20,714	53,160	64,554
Selling, general and administrative (3)	17,222	17,468	43,615	54,853
Amortization of intangible assets	1,473	1,587	4,419	4,761
Restructuring expense (Note 5)	348	1,876	8,205	1,876
Goodwill impairment (Note 15)	-	-	19,210	-
Total cost of revenue and operating expenses	53,807	73,386	181,519	215,029
Income (loss) from operations	(16,651)	4,390	(66,515)	(57)
Interest income and other, net	696	1,798	2,233	5,094
Income (loss) before provision for income taxes	(15,955)	6,188	(64,282)	5,037
Income tax expense (benefit)	(444)	114	(2,113)	(13)
Net income (loss)	$(15,511)	$6,074	$(62,169)	$5,050

Net income (loss) per share – basic and diluted	$(0.21)	$0.08	$(0.83)	$0.07
Weighted average shares – basic	75,053	73,861	74,763	76,088
Weighted average shares – diluted	75,053	75,334	74,763	77,185

(1) Includes stock-based compensation expense	$363	$351	$806	$1,132
(2) Includes stock-based compensation expense	2,374	1,753	5,365	5,200
(3) Includes stock-based compensation expense	4,911	2,004	9,255	8,057

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(62,169)	$5,050
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Impairment of goodwill	19,210	-
Stock-based compensation expense	15,426	14,389
Depreciation	6,814	7,894
Deferred income taxes	5,536	(5,306)
Amortization of intangible assets	4,419	4,761
Amortization of investment premium	2,351	768
Non-cash restructuring expenses	226	459
Loss on disposal and retirement of property and equipment	178	562
Provision for doubtful accounts	42	621
Tax deficiency from employee stock-based compensation plans	(1,711)	(475)
Gain on derivative transactions	(211)	-
Excess tax benefits from employee stock transactions	(32)	(527)
Realized gain on sale of short-term investments	-	(106)
Changes in assets and liabilities:
Accounts receivable	(18,543)	(2,835)
Inventories	237	3,695
Prepaid expenses and other current assets	(1,437)	4,167
Accounts payable	7,403	4,590
Accrued and other current liabilities	(3,669)	(7,090)
Deferred license revenue	1,951	(815)
Deferred margin on sales to distributors	(4,253)	(2,551)
Cash provided by (used in) operating activities	(28,232)	27,251
Cash flows from investing activities:
Proceeds from sales of short-term investments	110,716	171,231
Purchases of short-term investments	(148,592)	(188,443)
Purchases of property and equipment	(2,855)	(6,028)
Proceeds from sale of property and equipment	120	-
Cash used in investing activities	(40,611)	(23,240)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	2,543	4,748
Excess tax benefits from employee stock transactions	32	527
Payments for vendor financed software and intangibles purchased	(1,250)	(6,153)
Repurchase of restricted stock units for income tax withholding	(280)	-
Repurchase of common stock	-	(68,180)
Cash provided by (used in) financing activities	1,045	(69,058)
Effect of exchange rate changes on cash and cash equivalents	267	(407)
Net decrease in cash and cash equivalents	(67,531)	(65,454)
Cash and cash equivalents — beginning of period	95,414	137,822
Cash and cash equivalents — end of period	$27,883	72,368
Supplemental cash flow information:
Net cash payment (refund) for income taxes	$(4,766)	$1,924
Restricted stock units vested	$780	$-
Unrealized net gain (loss) on short-term investments	$220	$(399)
Property and equipment purchased but not paid for	$167	$302

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2009
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2008 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of September 30, 2009 and December 31, 2008, the related consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008,  and the related consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 are not necessarily indicative of future operating results to be expected for the fiscal year ending December 31, 2009.

2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as  Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references during the three months ended September 30, 2009.  As such, all the notes to the condensed consolidated financial statements below as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

In December 2007, the FASB issued ASC No. 805, Business Combinations (“ASC 805”), previously referred to as  SFAS 141 (revised 2007), Business Combinations.  ASC 805 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 on January 1, 2009 and the adoption did not have a significant impact on the Company’s consolidated financial statements. However, if the Company enters into material business combinations in the future, a transaction may significantly impact the Company’s consolidated financial statements as compared to the Company’s previous acquisitions accounted for under prior GAAP requirements, due to the changes described above.

In December 2007, the FASB issued ASC No. 810-10-65, Transition Related to Noncontrolling Interests in Consolidated Financial Statement (“ASC 810-10-65”), previously referred to as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted provisions under ASC 810-10-65 on January 1, 2009.  The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC No. 815-10-65, Transition Related to Disclosures about Derivative Instruments and Hedging Activities (“ASC 815-10-65”), previously referred to as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under ASC No. 815, Derivatives and Hedging (“ASC 815”), previously referred to as FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. ASC 815 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. Per ASC 815-10-65, the additional disclosures about derivatives and hedging activities mentioned above are required for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted the provisions mentioned above effective January 1, 2009 and its  adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued ASC No. 320-10-65, Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65”), previously referred to as  FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change ASC 320-10-65 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (“ASC 820-10-35”), which discusses the provisions related to the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased, which was previously discussed in FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-35 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-35 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-35 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. In accordance with FASB ASC No. 820-10-65, Transition Related to FASB Statement No. 157-4,” the above provisions are effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively.  The Company adopted the provisions relating to determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly under ASC 820-10-35  effective April 1, 2009 and its adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued ASC No. 805-10-35, Business Combinations Subsequent Measurement (“ASC 805-10-35”), which discusses the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which was previously discussed in FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. ASC 805-10-35 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions under ASC 805-10-35 relating to assets acquired and liabilities assumed in a business combination that arise from contingencies are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the provisions of ASC 805 on January 1, 2009 and the adoption did not have a significant impact on the Company’s consolidated financial statements. However, if the Company enters into material business combinations in the future, a transaction may significantly impact the Company’s consolidated financial statements as compared to the Company’s previous acquisitions, accounted for under prior GAAP requirements, due to the changes described above.

In May 2009, the FASB issued ASC No. 855, Subsequent Events (“ASC 855”), previously referred to as SFAS No. 165, Subsequent Events. ASC 855 should be applied to the accounting for and disclosure of subsequent events. This Statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  ASC 855 would apply to both interim financial statements and annual financial statements. The objective of ASC 855 is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and, 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009 and the Company’s adoption did not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact, if any, of this new accounting update  on its consolidated financial statements.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue from products sold directly to end-users, or to distributors that do not receive price concessions and rights of return, is generally recognized when title and risk of loss has passed to the buyer which typically occurs upon shipment. All shipping costs are charged to cost of product revenue.

Revenue from products sold to distributors with agreements allowing for stock rotations are generally recognized upon shipment.  Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment.

For products sold to distributors with agreements allowing for price concessions and stock rotation rights/product returns, the Company recognizes revenue based on its best estimate of when the distributor sold the product to its customer. The Company’s estimate of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Revenue is not recognized upon the Company’s shipment of the product to the distributor, since, due to certain forms of price concessions, the sales price is not substantially fixed or determinable at the time of shipment. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Additionally, these distributors have stock rotation rights permitting them to return products to the Company, up to a specified amount for a given period of time. Revenue is earned when the distributor reports that it has sold product to its customer, at which time our sales price to the distributor is fixed. Once the Company receives the point of sales reports from the distributor, it has satisfied all the requirements for revenue recognition and any product returns/stock rotation and price concession rights that the distributor has under its distributor agreement with the Company are exhausted. Pursuant to the Company’s distributor agreements, older, end-of-life and certain other products are generally sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

     At the time of shipment to distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor and records the gross margin in “deferred margin on sale to distributors”, a component of current liabilities in its consolidated balance sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin the Company recognizes in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. The Company sells each item in its product price book to all of its distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of the Company’s distributors’ resale is priced at a discount from the list price. Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributor’s original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to the distributors does not allow the Company to accurately estimate the portion of the balance in the deferred margin on the sale to distributors that will be remitted back to the distributors. The Company reduces deferred margin by anticipated or determinable future price concessions.

     The Company derives revenue from the license of its internally developed intellectual property (IP). The Company enters into IP licensing agreements that generally provide licensees the right to incorporate its IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with the Company’s licensees is classified as licensing revenue. The Company’s license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements it follows the guidance in FASB ASC No. 605-25-25, Multiple-Element Arrangements Revenue Recognition, previously discussed in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company allocates the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. The Company then recognizes revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above.

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

Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue the Company recognizes is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, the Company relies upon actual royalty reports from its customers when available and rely upon estimates in lieu of actual royalty reports when it has a sufficient history of receiving royalties from a specific customer for it to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of the Company’s use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. In cases where royalty reports and other information are not available to allow the Company to estimate royalty revenue, the Company recognizes revenue only when royalty reports are received.

For contracts related to licenses of the Company’s technology that involve significant modification, customization or engineering services, the Company recognizes revenue in accordance with the provisions of FASB ASC No. 605-35-25, Construction-Type and Production-Type Contracts Revenue  Recognition, previously discussed in Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues derived from such license contracts are accounted for using the percentage-of-completion method.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of FASB No. ASC 718-10-30, Stock Compensation Initial Measurement,  previously discussed in SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors including employee stock options, restricted stock units (“RSUs”), performance share awards and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values.  Following the provisions of FASB ASC No. 718-50-25, Employee Share Purchase Plans Recognition, previously discussed in SFAS 123R,  the Company’s ESPP is considered a compensatory plan, therefore, the Company is required to recognize compensation cost for grants made under the ESPP.   The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach, which incorporates various assumptions including volatility, risk-free interest rate, expected life, and dividend yield. Management estimates volatility for a given option grant by evaluating the historical volatility of the period immediately preceding the option grant date that is at least equal in length to the option’s expected term. Consideration is also given to unusual events (either historical or projected) or other factors that might suggest that historical volatility will not be a good indicator of future volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time. In accordance with FASB ASC No. 718-10-35, Subsequent Measurement of Stock Compensation, previously discussed in SFAS 123R, the Company recognizes stock-based compensation expense, net of estimated forfeitures, on a straight-line basis for all share-based payment awards over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

Financial Instruments

The Company accounts for its investments in debt securities under FASB ASC No. 320-10-25, Investments in Debt and Equity Securities Recognition, previously discussed in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. The Company follows the guidance provided by FASB ASC No. 320-10-35, Subsequent Measurement of Investments in Debt and Equity, previously discussed in  FSP 115-1/124-1 and EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether its investments with unrealized loss positions are other than temporarily impaired. The Company complies with the presentation and disclosure requirements of the other-than-temporary impairment for debt securities as discussed in FASB ASC No. 320-10-65, Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments, previously referred to as FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of income. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The classification of the Company’s investments into cash equivalents and short term investments is in accordance with FASB ASC No. 305-10-20, Cash and Cash Equivalents Glossary, previously discussed in SFAS 95, Statement of Cash Flows. Cash equivalents have maturities of three months or less from the date of purchase. Short-term investments consist of commercial paper, United States government agency obligations, corporate/municipal notes and bonds. These securities have maturities greater than three months from the date of purchase.

The Company complies with the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), previously referred to as SFAS No. 157, Fair Value Measurements in measuring fair value and in disclosing fair value measurements.   ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures- Subsequent Measurement (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35-3 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35  are described below:

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

When the Company determines that the volume of activity for the asset or liability has significantly decreased and/or it has identified transactions that are not orderly, the Company complies with the provisions of ASC 820-10-65-4, previously referred to as FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

Further information about the Company financial instruments can be found in Note 13 below.

Derivative Instruments

The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company accounts for derivative instruments in accordance with FASB ASC No. 815-20-25 – Derivatives and Hedging Recognition, previously discussed in SFAS 133 - Accounting for Derivative Instruments and Hedging Activities. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in other income (expense) on the Company’s consolidated statement of operations.

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

For certain long-lived assets, primarily fixed assets and identifiable intangible assets, for example the Company’s IP acquired from Sunplus (refer to Notes 12 and 16 below), the Company is required to estimate the useful life of its asset and recognize the cost as an expense over the useful life. The Company uses the straight-line method to depreciate long-lived assets. The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC No. 360-10-35, Subsequent Measurement ofProperty, Plant and Equipment, paragraphs 15-49, Impairment or Disposal of Long-Lived Assets, previously discussed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company compares the carrying amount of long-lived assets to its projection of future undiscounted cash flows, attributable to such assets. In the event that the carrying amount exceeds the future undiscounted cash flows, the Company records an impairment charge against income equal to the excess of the carrying amount over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult and requires the use of significant judgment.

The Company assigns the following useful lives to its fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $6.8 million and $7.9 million for the nine months ended September 30, 2009 and 2008, respectively.

     The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB ASC No. 350-20-35, Subsequent Measurement ofGoodwill, and FASB ASC No. 350-30-35, Subsequent Measurement ofGeneral Intangibles Other Than Goodwill (“ASC 350-30-35”), whose provisions were previously discussed in SFAS No. 142, Goodwill and Other Intangible Assets, require that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company has determined based on the criteria of FASB ASC No. 280-10-50, Segment Reporting Disclosure, previously discussed in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, that it has one reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing the fair value of the Company’s equity as of the date of the impairment testing to the carrying amount of stockholders equity. The impairment charge for other intangible assets not subject to amortization, for which impairment indicators exists, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, ASC 350-30-35 requires purchased other intangible assets to be amortized over their useful lives unless these lives are determined to be indefinite. Significant assumptions are inherent and highly subjective in this process. During the nine months ended September 30, 2009, the Company recognized an impairment loss on goodwill as a result of the periodic review due to the presence of impairment indicators. Refer to Note 15 below for further information.

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

Deferred Tax Assets

The Company accounts for deferred tax assets in accordance with the FASB ASC No. 740-10, Income Taxes Recognition (“ASC 740-10”), previously discussed in SFAS No. 109, Accounting for Income Taxes. The Company uses an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements, but have not been reflected in its taxable income. In general, a valuation allowance is established to reduce deferred tax assets to their estimated realizable value, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company evaluates the realizability of the deferred tax assets quarterly and will continue to assess the need for valuation allowances. In accordance with paragraphs 25-17  and 30-7 of ASC 740-10, Basic Recognition Threshold, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The provisions under  paragraphs 25-17 and 30-7 of ASC 740-10 were previously discussed in FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

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

Restructuring Expenses

The Company records provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with FASB ASC No. 712-10-25, Nonretirement Postemployment Benefits Recognition, previously discussed in SFAS No. 112, Employers’ Accounting for Postemployment Benefits. One-time termination benefits and contract settlement and lease costs are recorded in accordance with FASB ASC No. 420-10-25, Exit or Disposal Cost Obligations Recognition, previously discussed in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. At each reporting date, the Company evaluates its accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. Restructuring expense accruals related to future lease commitments on exited facilities included estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. Increases or decreases to the accruals for changes in estimates are classified as restructuring expenses in the consolidated statement of operations.

Foreign Currency Translation

The Company accounts for foreign currency transactions in accordance with FASB ASC No. 830-20, Foreign Currency Transactions, and FASB ASC No. 830-30, Translation of Financial Statements, previously discussed in SFAS No. 52, Foreign Currency Translation. The Company determines the functional currency for its foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. The functional currency for the Company’s foreign subsidiaries is the local currency. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in the Company’s consolidated statement of operations as a non-operating item in each year. Monetary balance sheet items of the Company’s subsidiaries denominated in foreign currency are translated using the exchange rate in effect on the balance sheet date and any adjustments arising from re-measurements are included in other comprehensive income.

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

Valuation and Expense Information Under Stock-based Compensation

Share-based compensation expense recognized under FASB ASC No. 718-10-30, Initial Measurement of Stock Compensation, previously discussed in SFAS 123(R), Share-Based Payment, consists primarily of expenses for the share-based awards discussed above.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Employee stock option plans:
Expected life in years	none	4.8	4.7	4.8
Expected volatility	none	62.0%	64.5%	64.5%
Risk-free interest rate	none	3.2%	2.3%	2.8%
Expected dividends	none	none	none	none
Weighted average fair value	none	$3.19	$1.37	$2.82

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	73.6%	45.7%	85.6%	65.8%
Risk-free interest rate	0.4%	2.1%	0.8%	3.0%
Expected dividends	none	none	none	none
Weighted average fair value	$0.94	$2.01	$1.03	$1.77

The Company did not grant any stock options during the three months ended September 30, 2009.

As required by FASB ASC 718-10-35, Subsequent Measurement of Stock Compensation, previously discussed in SFAS 123(R), management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest. For the three months ended September 30, 2009 and 2008, 342,416 and 358,311 shares were purchased under the ESPP program, respectively. For the nine months ended September 30, 2009 and 2008, the Company’s employees purchased 887,045 and 808,308 shares of common stock under the ESPP program, respectively. At September 30, 2009, the Company had $378,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a period of approximately 0.4 year.

Stock Options Activity

The following is a summary of activity under the Company’s stock option plans during the nine months ended September 30, 2009, excluding RSUs (in thousands, except weighted average exercise price):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	13,849	$8.65	6.09	$2,396
Granted	111	2.53
Exercised	(120)	1.13
Forfeitures and cancellations	(1,683)	8.52
Outstanding at September 30, 2009	12,157	$8.68	4.51	$561
Ending vested and expected to vest at September 30, 2009	11,466	$8.76	4.33	$561
Exercisable at September 30, 2009	10,256	$8.98	3.96	$561

At September 30, 2009, the total unrecognized compensation expense related to options granted to employees under our share-based compensation plans was approximately $7.7 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis over a weighted average period of approximately 2.0 years.

Restricted Stock Units

The RSUs that the Company grants to its employees typically vest ratably over a certain period of time, subject to the employee’s continuing service to the Company over that period. RSUs granted to non-executive employees typically vest over a four-year period. RSUs granted to executives typically vest over a period of between one and four years.

RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures.

A summary of activity with respect to the Company’s RSUs during the nine months ended September 30, 2009 is as follows: (in thousands):

	Number of shares	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2008	3,712	1.24	$15,591
Granted	1,798
Vested	(255)
Forfeitures and cancellations	(2,531)
Outstanding at September 30, 2009	2,724	1.42	$6,619
Ending vested and expected to vest at September 30, 2009	1,920	1.29	$4,666

As of September 30, 2009, the Company had $5.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.1 years.

Purchases of Equity Securities

During the nine months ended September 30, 2009, the Company repurchased shares of stock from employees upon the vesting of the RSUs that were granted under the Company’s equity incentive plan to satisfy the employees’ minimum statutory tax withholding requirement as follows: (in thousands, except for the weighted average price per share):

Period	Total Number of Shares Repurchased	Weighted Average Price Per Share	Total Value
Three months ended March 31, 2009	71	3.15	$224
Three months ended June 30, 2009	7	2.45	$17
Three months ended September 30, 2009	14	2.91	$39
Nine months ended September 30, 2009	92		$280

There were no RSUs that vested in fiscal year 2008.  The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock-based Compensation Expense

The table below shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of sales	$363	351	$806	1,132
Research and development	2,374	1,753	5,365	5,200
Selling, general and administrative	4,911	2,004	9,255	8,057
Stock-based compensation expense before tax effects	7,648	4,108	15,426	14,389
Income tax benefit	(2,304)	(1,354)	(4,350)	(4,443)
Stock-based compensation expense after tax effects	$5,344	$2,754	$11,076	$9,946

Adjustments during the three and nine months ended September 30, 2009

Subsequent to the issuance of its June 2009 unaudited interim consolidated financial statements, the Company identified errors in the calculation of stock-based compensation expense for fiscal years 2008, 2007 and 2006, and for the three months ended March 31, 2009 and the three and six months ended June 30, 2009. The errors were identified after the Company’s third-party software provider notified its clients, including the Company, that it made a change to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock-based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Thus, this error relates to the timing of stock-based compensation expense recognition.

The Company determined that the cumulative error from the understatement of stock-based compensation expense related to the periods discussed above totaled $2.5 million, net of tax effects through June 30, 2009. The impact of the errors on fiscal years 2008, 2007 and 2006, is to decrease net income by $0.1 million, $1.6 million and $1.0 million, respectively and for three months ended March 31, 2009 and three months ended June 30, 2009 to increase (decrease) net loss by $0.1 million and ($0.3) million, respectively.

Management has determined that the impact of this error is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin No. 99 (“SAB 99”) and SAB 108. Accordingly, the interim unaudited consolidated financial statements for the three and nine months ended September 30, 2009 include the cumulative adjustment to increase stock-based compensation expense by $2.5 million net of tax effects, (or $0.03 per share)  to correct these errors. The Company does not believe the correction of these errors is material to the consolidated financial statements for the three and nine months ended September 30, 2009 and does not believe that it will be material to the 2009 annual consolidated financial statements.

5. Restructuring Charges

     Ongoing Restructuring Activities

For the three and nine months ended September 30, 2009, we recorded restructuring expense of approximately $0.4 million and $8.2 million, respectively. The amount recorded during the three months ended September 30, 2009 primarily related to the future lease commitments on exited facilities, net of sublease income and impairment of certain fixed assets. The expense recorded for the nine months ended September 30, 2009 primarily related the employee severance costs associated with the Company’s fiscal year 2009 restructuring plan.

Fiscal 2009 Restructuring Plan

In June 2009, the Company’s management approved and announced a restructuring program, which primarily included a reduction in force, to realign and focus the Company’s resources on its core competencies and in order to better align its revenues and expenses.

As of September 30, 2009, approximately $5.6 million of the costs associated with this restructuring program was unpaid. We expect that the severance-related charges and other costs will be substantially paid during the first two quarters of fiscal year 2010 and the facilities-related lease payments to be substantially paid by November 2012.

Fiscal 2008 Restructuring Plan

As of September 30, 2009, approximately $0.3 million of the costs associated with the restructuring plan announced in December 2008 remained unpaid. We expect that the severance-related charges and other costs will be substantially paid by the end of fiscal year 2009 and the facilities-related lease payments to be substantially paid by July 2011.

The table below summarizes the Company’s restructuring activities for the nine months ended September 30, 2009 (in thousands):

	Employee Severance and Benefits	Operating Lease Termination	Impaired Fixed Assets	Total
Accrued restructuring balance as of December 31, 2008	$3,252	$200	$-	$3,452
Additional accruals	7,565	225	226	8,016
Cash payments	(5,177)	(145)	-	(5,322)
Non-cash charges and adjustments	-	-	(226)	(226)
Accrued restructuring balance as of September 30, 2009	$5,640	$280	$-	$5,920

6. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(15,511)	$6,074	$(62,169)	$5,050
Change in unrealized value of investments	140	(371)	220	(400)
Foreign currency translation adjustments	287	(409)	355	(276)
Effective portion of cash flow hedges	3	(284)	32	(284)
Total comprehensive income (loss)	$(15,081)	$5,010	$(61,562)	$4,090

7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase and diluted net income per share is computed using weighted-average number of common shares and diluted equivalents outstanding during the period, if any ,determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(15,511)	$6,074	$(62,169)	$5,050
Denominator:
Weighted average shares – basic	75,053	73,861	74,763	76,088
Weighted average shares – diluted	75,053	75,334	74,763	77,185
Net income (loss) per share – basic and diluted	$(0.21)	$0.08	$(0.83)	$0.07

The table below is a reconciliation of the weighted-average common shares used to calculate basic net income (loss) per share to the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted-average common shares for basic net income (loss) per share	75,053	73,861	74,763	76,088
Weighted-average dilutive stock options and restricted stock units outstanding under the treasury stock method	-	1,473	-	1,097
Total	75,053	75,334	74,763	77,185

The securities that were anti-dilutive and excluded from the net loss per share calculations were approximately 13.8 million and 13.6 million for the three and nine months ended September 30, 2009, respectively.  For the three and nine months ended September 30, 2008, approximately 11.0  million and 12.3 million outstanding stock options were excluded from the calculation of diluted net income per share, respectively, because their inclusion would have been anti-dilutive.

8. Balance Sheet Components

The table below shows the components of the Company’s inventories, property and equipment and accrued and other current liabilities (in thousands).

	September 30, 2009	December 31, 2008
Inventories:
Raw materials	$4,429	$4,962
Work in process	1,895	545
Finished goods	6,214	7,268
Total inventories	$12,538	$12,775

Property and equipment
Computers and software	$23,065	$24,250
Equipment	25,987	25,059
Furniture and fixtures	2,738	2,701
	51,790	52,010
Less: accumulated depreciation	(36,665)	(32,616)
Total property and equipment, net	$15,125	$19,394

Accrued and other current liabilities:
Accrued payroll and related expenses	$3,464	$5,359
Accrued restructuring	5,920	3,452
Software and IP liability	625	2,500
Amounts due to customers	368	1,966
Bonus accrual	-	1,556
Accrued and other current liabilities	7,801	8,190
Total accrued liabilities	$18,178	$23,023

9. Commitments and Contingencies

Legal Proceedings

On December 7, 2001, the Company and certain of its officers and directors were named as defendants, along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, the Company, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008.  Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations.  The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009.  As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement.  On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement.  After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009.

On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.    On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals.  Under the current schedule, the briefing will be completed on November 17, 2009.  No date has been set for oral argument in the Ninth Circuit.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The table below represents the future minimum payments under the Company’s operating leases outstanding at September 30, 2009 (in thousands):

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,562	$2,695	$1,857	$10	$-

The amounts above exclude liabilities under FASB ASC 740-10-25, “Income Taxes – Recognition section,” paragraphs 5-17 –“Basic Recognition Threshold,” previously contained in FIN 48 “Accounting for Uncertainty in Income Taxes,” as the Company is unable to reasonably estimate the ultimate amount or timing of settlement.

10. Customer and Geographic Information

The Company operates in one reportable operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content. The Company’s President and Chief Operating Officer, who is considered to be the Company’s chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance.

Revenue

Revenue by geographic area was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Japan	$11,957	$12,516	$31,782	$52,697
Taiwan	9,063	13,878	29,282	39,715
United States	6,392	13,461	22,654	38,443
Europe	4,170	5,470	13,411	22,367
Hong Kong	2,391	12,364	7,308	25,340
Korea	1,566	3,300	3,692	10,307
Other	1,617	16,787	6,875	26,103
Total revenue	$37,156	$77,776	$115,004	$214,972

Revenue by product line was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Consumer Electronics (1)	$31,690	$55,883	$98,427	$155,728
Personal Computer (1)	1,928	11,713	6,920	34,640
Storage (1)	3,538	10,180	9,657	24,604
Total revenue	$37,156	$77,776	$115,004	$214,972

(1) Includes development, licensing and royalty revenue (collectively "licensing revenue")

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Consumer Electronics	$25,588	$46,157	$78,850	$133,222
Personal Computer	1,800	9,704	6,968	30,681
Storage	3,328	9,113	8,929	20,094
Licensing revenue	6,440	12,802	20,257	30,975
Total revenue	$37,156	$77,776	$115,004	$214,972

For the three months ended September 30, 2009, two customers represented 16.3% and 10.6% of the Company’s revenue. For the nine months ended September 30, 2009, two customers each represented 12.8% and 10.3% of the Company’s revenue. At September 30, 2009, three customers each represented 14.4%, 11.9% and 10.8% of gross accounts receivable.

For the three months ended September 30, 2008, four customers each represented 12.4%, 12.0%, 11.0% and 10.2% of the Company’s revenue. For the nine months ended September 30, 2008, four customers each represented 13.8%, 11.9%, 11.5% and 10.0% of the Company’s revenue.  At September 30, 2008, four customers each represented 13.2%, 13.1%, 13.1%, and 10.2% of gross accounts receivable.

Property and Equipment

The majority of the Company’s property and equipment are located in the US.

11. Provision (Benefit) for Income Taxes

For the three and nine months ended September 30, 2009, the Company recorded an income tax benefit of $444,000 and $2.1 million, respectively. The effective tax rates for the three and nine months ended September 30, 2009 were 2.8% and 3.3%, respectively, and were based on our projected taxable income for 2009, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, stock-based compensation expense, tax credits and foreign taxes, adjusted for certain discrete items recorded during the quarter.

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

The Company has concluded that it is more likely than not that as of September 30, 2009, the Company’s net deferred tax assets will be realized. In making its conclusion, the Company considered all available evidence, both positive and negative. Key components of the evaluation are the cumulative results of operations in recent years, the nature of recent losses, and forecasts of a return to profitability. A significant negative factor in the evaluation is cumulative losses in recent years and the Company may reach that position during fiscal year 2009. The assessment of whether a valuation allowance is necessary will be made each quarter by considering all of the positive and negative evidence in existence at that time and, depending upon the nature and weighting of such evidence, a substantial increase in the valuation allowance may be required to reduce the deferred tax assets in the near term, which would result in a material charge to income tax expense.

For the three and nine months ended September 30, 2008, the Company recorded a provision for income taxes of $114,000 and a benefit of ($13,000), respectively. The effective tax rates for the three and nine months ended September 30, 2008 were 1.8% and (0.3%), respectively, and were based on the Company’s projected taxable income for 2008, plus certain discrete items recorded during the quarter.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $100,000 and $273,000 for the three and nine months ended September 30, 2009, respectively, and approximately $141,000 and $339,000 for the three and nine months ended September 30, 2008, respectively.  The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

12. Investment in Intellectual Property

In February 2007, the Company entered into an agreement with Sunplus Technology Co., Ltd. (Sunplus) to license certain technology (Sunplus IP) from Sunplus for $40.0 million. The purpose of this licensing agreement is to obtain advanced technology for development of future products. The agreement provides for the Company to pay an aggregate of $40.0 million to Sunplus, $35.0 million of which is payable in consideration for the Sunplus IP and related deliverables, and $5.0 million of which is payable in consideration for Sunplus support and maintenance obligations. Through September 30, 2009, the Company has paid Sunplus $38.7 million of the consideration for the licensed technology and related deliverables and support. The Company is required to pay the remaining $1.3 million by the end of 2009. Refer to Note 16 for the subsequent event discussion on this technology.

13. Fair Value Measurements

The Company records its financial instruments that are accounted for under FASB ASC No. 320-10-25, Recognition of Investments in Debt and Equity Securities, previously discussed in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and derivative contracts under FASB ASC No. 815, Derivatives and Hedging, previously discussed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, at fair value. The determination of fair value is based upon the fair value framework established by FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (“ASC 820-10-35”), previously discussed in SFAS 157, Fair Value Measurements. ASC 820-10-35 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

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

The table below sets forth the Company’s cash and cash equivalents and short-term investments and derivative asset as of September 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820-10-35, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets
(dollars In thousands)	Level 1	Level 2	Level 3	at fair value
Cash equivalents and short-term investments	$5,550	$120,226	$-	$125,776
Derivative asset	-	243	-	243
Total	$5,550	$120,469	$-	$126,019

Cash and cash equivalents and short term investments in the above table excludes $27.4 million in cash held by the Company or in its accounts with investment fund managers as of September 30, 2009. During the three and nine months ended September 30, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

The Company’s derivative instruments are classified within Level 2 of the valuation hierarchy. The Company’s derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors and foreign currency exchange rates. Refer to Note 14 for more discussion on derivative instruments.

As of September 30, 2009, the Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category.

14.  Derivative Instruments

The Company accounts for derivative instruments in accordance with the provisions of FASB ASC No. 815-20-25, Derivatives and Hedging – Hedging Recognition, previously discussed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company’s derivatives are designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain  or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in other income (expense) on the Company’s consolidated statement of operations.

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

The amount of gain recognized in other comprehensive income (“OCI”) on effective cashflow hedges as of September 30, 2009, the amount of gain reclassified from accumulated OCI to operating expenses for the three and nine months ended September 30, 2009, and the amount of gain recognized in income on ineffective cashflow hedges for the three and nine months ended September 30, 2009 are insignificant.

As of September 30, 2009, the outstanding foreign currency forward contracts had a notional value of approximately $4.6 million. The unrealized gain relating to the effective cashflow hedges recorded in accumulated other comprehensive income as part of stockholders' equity and prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2009 was insignificant.

15. Impairment of Goodwill and Other Long-lived Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB ASC No. 350-20-35, Subsequent Measurement of Goodwill, and FASB ASC No. 350-30-35, Subsequent Measurement of General Intangibles Other Than Goodwill, whose provisions were previously discussed in SFAS 142, Goodwill and Other Intangible Assets, require that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing the fair value of the Company’s equity as of the date of the impairment testing to the carrying amount of stockholders equity. The impairment charge for other intangible assets not subject to amortization, for which impairment indicators exists, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, FASB ASC 350-30-35 requires purchased other intangible assets to be amortized over their useful lives unless these lives are determined to be indefinite.

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

     As required by FASB ASC No. 360-10-35, Subsequent Measurement of Property, Plant and Equipment, paragraphs 15-49, Impairment or Disposal of Long-Lived Assets, previously discussed in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company also made an impairment evaluation of its long-lived assets and determined that its long-lived assets were not impaired as of March 31, 2009. No impairment indicators were present during the three months ended June 30, 2009 and September 30, 2009, hence, no impairment loss was recognized in those periods.  Refer to Note 16 for the subsequent event discussion on the impairment of Sunplus IP technology.

16. Subsequent Events

The Company’s management evaluated subsequent events through October 23, 2009, which is the date these financial statements were available to be issued. The following events took place subsequent to September 30, 2009.

On October 18, 2009, the Company determined that, in light of certain changes to its product strategy going forward, the intellectual property licensed from Sunplus Technology Co., Ltd in February 2007 (the “Sunplus IP”) no longer aligns with the Company’s product roadmap and therefore will not be used. The reason for acquiring the Sunplus IP was to provide the Company with advanced technology for the development of large scale integrated circuits, which included comprehensive digital television system functionality. Given the Company’s current product strategy, which is to continue to focus on discrete semiconductor products and related intellectual property, the Sunplus IP no longer aligns with the Company’s product roadmap. The change in the Company’s product strategy was due to market place and related competitive dynamics. The carrying value of such technology was $28.0 million as of September 30, 2009. In connection with the decision to discontinue the use of the Sunplus IP, the Company expects to incur a pre-tax impairment charge of $28.0 million during the three months ending December 31, 2009.

Given the Company’s decision regarding the Sunplus IP discussed above and its decision to focus on discrete semiconductor products and related intellectual property, on October 18, 2009, the Company also decided to restructure its research and development operations resulting in the planned closure of its two sites in Germany. The Company currently has approximately 150 employees in Germany primarily focused on research and development activities. The Company plans to complete the activities related to these site closures during the first half of fiscal year 2010. The Company expects to record pre-tax restructuring charges in the range of $14.0 to $16.0 million during the three months ending December 31, 2009, primarily related to employee severance arrangements.  Substantially all of the charges are, or will be, cash expenditures.

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

Overview

Silicon Image, Inc. is a technology innovator and a global leader developing high-bandwidth semiconductor and intellectual property (IP) solutions based on our innovative, digital interconnect technology. Our vision is digital content everywhere. Our mission is to be the leader in the innovation, design, development and implementation of semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content in the home and mobile environments. We are dedicated to the development and promotion of technologies, standards and products that facilitate the movement of digital content between and among digital devices across the consumer electronics (CE), personal computer (PC), mobile and storage markets. We believe our track record of innovation around our core competencies, establishing industry standards and building strategic relationships, positions us to continue to drive change in the emerging world for high quality digital media storage, distribution and presentation.

We provide integrated and discrete semiconductor products as well as license IP to consumer electronics, computing, display, storage, mobile and network equipment manufacturers. Our product and IP portfolio includes solutions for high-definition television (HDTV), high-definition set-top boxes (STBs), high-definition digital video disc (DVD and Blu-ray) players, digital and personal video recorders (DVRs and PVRs), mobile devices, high-definition game systems, consumer and enterprise storage products and PC display products.

We have worked with industry leaders to create industry standards such as the,High-Definition Multimedia Interface (HDMItm) and Digital Visual Interface (DVItm) specifications for digital content delivery. We have been, and are likely to be in the future, significant contributors to broader standards specifications such as the Serial ATA (SATA) specification for PC & Enterprise storage applications.  We actively promote and participate in working groups and consortiums to develop new standards such as the recently announced MHDI working group chartered with creating a new High Definition mobile video standard and the Serial Port Memory Technology (SPMT) consortium which is working on serial connection standards for dynamic random access memory (DRAM). We capitalize on our leadership position through first-to-market, standards-based semiconductor and IP solutions. Our portfolio of IP solutions that we license to third parties for consumer electronics, PCs, multimedia, communications, mobile, networking and storage devices further leverages our expertise in these markets. In addition, through Simplay Labs, LLC, our wholly owned subsidiary, we offer one of the most robust and comprehensive test suites and testing technology platforms in the consumer electronics industry. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.

Our customers are equipment manufacturers in each of our target markets — Consumer Electronics, Personal Computer, Mobile and Storage. Because we leverage our technologies across different markets, certain of our products may be incorporated into equipment used in multiple markets. We sell our products to original equipment manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our net revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core licensing and licensing and royalty fees from our standards activities. We maintain relationships with the eco-system of companies that provide the products that drive digital content creation and consumption, including the major Hollywood studios, consumer electronics companies, retailers and service providers. To that end, we have developed relationships with Hollywood studios such as Universal, Warner Brothers, Disney and Fox and with major consumer electronics companies such as Sony, Nokia, Samsung, Sharp, Toshiba, Matsushita, Phillips and Thomson. Through these and other relationships, we have formed a strong understanding of the requirements for storing, distributing and viewing high quality digital video and audio in the home and mobile environments, especially in the area of High Definition (HD) content. We have also developed a substantial intellectual property base for building the standards and products necessary to promote opportunities for our products.

Historically, we have grown our business by introducing and promoting the adoption of new standards and entering new markets. We collaborated with several companies and jointly developed the DVI and HDMI standards. Our first products addressed the PC market. Subsequently, we introduced products for a variety of CE market segments, including STB, game console and digital television (DTV) markets. More recently, we have expanded our research and development activities and are developing products based on our innovative digital interconnect core technology for the mobile device market, including digital still cameras, HD camcorders, portable media players and smart phones.

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

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 51.6% and 43.7% of our revenue for the three and nine months ended September 30, 2009, respectively, compared to 52.4% and 54.7% of our revenue for the three and nine months ended September 30, 2008. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three and nine months ended September 30, 2009, 22.5% and 33.1% of our revenue, respectively, was generated through distributors, compared to 47.4% and 50.7% in the comparable periods of 2008, respectively.  Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, represented 71.6% and 68.4% of our revenue for the three and nine months ended September 30, 2009, respectively and 75.7% and 71.7% for the three and nine months ended September 30, 2008, respectively. The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. All revenue to date has been denominated in U.S. dollars except for a relatively insignificant portion generated in Euros through our subsidiary in Germany.

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

Revenue from products sold directly to end-users, or to distributors that do not receive price concessions and rights of return, is generally recognized when title and risk of loss has passed to the buyer which typically occurs upon shipment. All shipping costs are charged to cost of product revenue.

Revenue from products sold to distributors with agreements allowing for stock rotations are generally recognized upon shipment.  Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment.

For products sold to distributors with agreements allowing for price concessions and stock rotation rights/product returns, we recognize revenue based on our best estimate of when the distributor sells the product to its customer. Our estimate of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Revenue is not recognized upon our shipment of product to the distributor, since, due to certain forms of price concessions, the sales price is not substantially fixed or determinable at the time of shipment. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Additionally, these distributors have stock rotation rights permitting them to return products to us, up to a specified amount for a given period of time. Revenue is earned when the distributor reports that it has sold product to its customer, at which time our sales price to the distributor is fixed. Once we receive the point of sales reports from a distributor, it has satisfied all the requirements for revenue recognition and any product returns/stock rotation and price concession rights that the distributor has under its distributor agreement with Silicon Image are exhausted. Pursuant to our distributor agreements, older, end-of-life and certain other products are generally sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

  At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor and record the gross margin in “deferred margin on sale to distributors,” a component of current liabilities in our consolidated balance sheets. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of our distributors’ resale is priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred margin on the sale to distributors line item that will be remitted back to the distributors. We reduce deferred margin by anticipated or determinable future price concessions.

We derive revenue from license of its internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with our licensees is classified as licensing revenue. Our license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements, we follow the guidance in FASB ASC No. 605-25-25, Multiple-Element Arrangements Recognition, previously discussed in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue criteria mentioned above.

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

For contracts related to licenses of our technology that involve significant modification, customization or engineering services, we recognize revenue in accordance the provisions of FASB ASC No. 605-35-25, Construction-Type and Production-Type Contracts Recognition, previously discussed in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues derived from such license contracts are accounted for using the percentage-of-completion method.

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

Financial Instruments

We account for our investments in debt and equity securities under FASB ASC No. 320-10-25, Investments in Debt and Equity Securities Recognition, previously discussed in  SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and FASB ASC No. 320-10-35, Subsequent Measurement of Investments in Debt and Equity Securities (“ASC 320-10-35”), previously discussed in FSP115-1/124-1 and EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We follow the guidance provided by ASC 320-10-35 to assess whether our investments with unrealized loss positions are other than temporarily impaired.  We comply with the presentation and disclosure requirements of the other-than-temporary impairment for debt securities as discussed in FASB ASC No. 320-10-65, Transition Related To Recognition and Presentation of Other-Than-Temporary Impairments, previously discussed in FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of income. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

The classification of our investments into cash equivalents and short term investments is in accordance with FASB ASC No. 305-10-20, Cash and Cash Equivalents Glossary, previously discussed in SFAS No. 95, Statement of Cash Flows. Cash equivalents consist of short-term, highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. Short-term investments consist of taxable commercial paper, United States government agency obligations, corporate/municipal notes and bonds with high-credit quality and money market preferred stock. These securities have maturities greater than three months from the date of purchase.

We believe all of the financial instruments’ recorded values approximate current fair values because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments.

Derivative Instruments

We recognize derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We account for derivative instruments in accordance with FASB ASC No. 815-20-25 – Derivatives and Hedging Recognition, previously discussed in SFAS 133 - Accounting for Derivative Instruments and Hedging Activities. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in other income (expense) on our consolidated statement of operations.

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

For certain long-lived assets, primarily fixed assets and identifiable intangible assets, for example, our IP acquired from Sunplus (refer to Notes 12 and 16 in our notes to the consolidated financial statements), we are required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. We use the straight-line method to depreciate long-lived assets. We evaluate the recoverability of our long-lived assets in accordance with FASB ASC No. 360-10-35, Subsequent Measurement of Property, Plant and Equipment,  paragraphs 15-49, Impairment or Disposal of Long-Lived Assets, previously discussed in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we compare the carrying amount of long-lived assets to our projection of future undiscounted cash flows, attributable to such assets. In the event that the carrying amount exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying amount over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult and requires the use of significant judgment.

We assign the following useful lives to our fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $6.8 million and $7.9 million for the nine months ended September 30, 2009 and 2008, respectively.

We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB ASC No. 350-20-35, Subsequent Measurement of Goodwill, and FASB ASC No. 350-30-35, Subsequent Measurement of General Intangibles Other Than Goodwill (“ASC 350-30-35”), whose provisions were previously discussed in SFAS 142, Goodwill and Other Intangible Assets, require that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We have determined based on the criteria of FASB ASC No. 280-10-50,  Segment Reporting Disclosure, previously discussed in SFAS 131, Disclosures about Segments of an Enterprise and Related Information, that we have one reporting unit for this goodwill impairment assessment. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by comparing the fair value of our company’s equity as of the date of the impairment testing to the carrying amount of stockholders equity. The impairment charge for other intangible assets not subject to amortization, for which impairment indicators exists, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, ASC 350-30-35 requires purchased other intangible assets to be amortized over their useful lives unless these lives are determined to be indefinite. During the three months ended March 31, 2009, we recognized an impairment loss on goodwill as a result of the periodic review due to the presence of impairment indicators.

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

Deferred Tax Assets

We account for deferred tax assets in accordance with the FASB ASC No. 740-10, Income Taxes Recognition (“ASC 740-10”), previously discussed in SFAS No. 109, Accounting for Income Taxes. We use an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. In general, a valuation allowance is established to reduce deferred tax assets to their estimated realizable value, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for valuation allowances. In accordance with paragraphs 25-17 and 30-7 of ASC 740-10, Basic Recognition Threshold, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The provisions under  paragraphs 25-17 and 30-7 of ASC 740-10 were previously discussed in FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

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

Results of Operations

REVENUE

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$30,716	$64,974	-52.7%	$94,747	$183,997	-48.5%
Licensing revenue	6,440	12,802	-49.7%	20,257	30,975	-34.6%
Total revenue	$37,156	$77,776	-52.2%	$115,004	$214,972	-46.5%

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics (1)	$31,690	$55,883	-43.3%	$98,427	$155,728	-36.8%
Personal Computers (1)	1,928	11,713	-83.5%	6,920	34,640	-80.0%
Storage (1)	3,538	10,180	-65.2%	9,657	24,604	-60.7%
Total revenue	$37,156	$77,776	-52.2%	$115,004	$214,972	-46.5%

(1) Includes development, licensing and royalty revenue (collectively "licensing revenue")

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics	$25,588	$46,157	-44.6%	$78,850	$133,222	-40.8%
Personal Computers	1,800	9,704	-81.5%	6,968	30,681	-77.3%
Storage	3,328	9,113	-63.5%	8,929	20,094	-55.6%
Licensing revenue	6,440	12,802	-49.7%	20,257	30,975	-34.6%
Total revenue	$37,156	$77,776	-52.2%	$115,004	$214,972	-46.5%

Total revenue for the three and nine months ended September 30, 2009 was $37.2 million and $115.0 million, respectively and represented a decline of 52.2% or $40.6 million and 46.5% or $100.0 million from the same periods in 2008, respectively. The decrease in our overall revenue was driven primarily by the decrease in our product revenue which decreased by 52.7% or $34.3 million and 48.5% or $89.3 million for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in the prior year. Product shipments decreased by approximately 42.0% and 31.3% and average selling price declined by approximately 22.6% and 26.8% during the three and nine months ended September 30, 2009, respectively, when compared to the same periods last year primarily due to the ongoing global recession, increased competition, product mix changes in the DTV market and our ongoing product transition as customers transition from HDMI receivers to more cost effective Port Processors.  We expect the revenue in the quarter ending December 31, 2009 to be in the range of $34 million to $37 million.

 We also experienced significant declines in our licensing revenues for the three and nine months ended September 30, 2009 as compared to the comparable periods in 2008 primarily due to the fewer licensing arrangements we entered into during 2009 as compared to prior year.

We enter into “direct agreements” for certain parts to certain identified end customers with our distributors who previously had the rights for price concessions and product returns. The “direct agreements” convert the previously existing distributor relationships for these parts for identified end customers into direct customer relationships whereby the distributor does not have price protection or return rights. Revenue for these types of transactions are recorded at the time of conversion of applicable products previously shipped for which revenue had not been recognized upon shipment.  Thereafter, revenue for products covered under the direct agreements is recognized upon shipment.  During the three months ended September 30, 2009, we did not generate revenue from the above mentioned conversions under this arrangement. For the nine months ended September 30, 2009, we recorded approximately $2.8 million in revenue under this arrangement. We did not enter into similar type of arrangement in the same periods last year.

COST OF REVENUE AND GROSS PROFIT

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Product cost of revenue (1)	$16,801	$31,518	-46.7%	$52,284	$87,921	-40.5%
Licensing cost of revenue	156	223	-30.0%	626	1,064	-41.1%
Total Cost of revenue	16,957	31,741	-46.6%	52,910	88,985	-40.5%
Total gross profit	20,199	46,035	-56.1%	62,094	125,987	-50.7%
Gross profit margin	54.4%	59.2%		54.0%	58.6%

(1) Includes stock-based compensation expense	$363	$351		$806	$1,132

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense.  Gross profit margin was 54.4% and 54.0% for the three and nine months ended September 30, 2009, respectively, and 59.2% and 58.6% in the comparable periods in 2008, respectively. Product mix, unfavorable variances and the impact of fixed overhead with lower revenue volume during the three and nine months ended September 30, 2009 were the primary reasons for the decrease in gross margin as percentage of revenue. Consistent with the gross margin during the three and nine months ended September 30, 2009, we expect our gross margin to be within the 54%-55% range in the fourth quarter of 2009.

OPERATING EXPENSES

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$17,807	$20,714	-14.0%	$53,160	$64,554	-17.7%
Percentage of total revenue	47.9%	26.6%		46.2%	30.0%

(1) Includes stock-based compensation expense	$2,374	$1,753		$5,365	$5,200

 Research and Development (R&D). R&D expense consists primarily of employee compensation, including stock compensation expense, and other related costs and fees for independent contractors, the cost of software tools used for designing and testing our products, and costs associated with prototype materials. R&D expense for the three and nine months ended September 30, 2009 included stock-based compensation expense of approximately $2.4 million and $5.4 million, respectively, as compared to $1.8 million and $5.2 million for the same periods in 2008, respectively.  For the three months ended September 30, 2009, approximately $1.1 million of the $2.4 million stock-based compensation expense was related to the cumulative adjustment pertaining to the errors we identified with respect to the stock-based compensation expense as calculated by by our third-party software (refer to discussion in Note 4 under Item 1 of Part I).   R&D expense decreased by $2.9 million and $11.4 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in prior year.  The decrease was mainly driven by lower compensation related expenses and lower project related and tape-out expenses, partially offset by the $1.1 million stock-based compensation cummulative adjustment previously mentioned.  The decreases in these expenses were primarily driven by the lower headcount due to the restructuring activities completed in the second quarter of 2009 and third and fourth quarters of 2008.  We expect R&D expenses to remain flat in the last quarter of fiscal year 2009.

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$17,222	$17,468	-1.4%	$43,615	$54,853	-20.5%
Percentage of total revenue	46.4%	22.5%		37.9%	25.5%

(1) Includes stock-based compensation expense	$4,911	$2,004		$9,255	$8,057

                   Selling, General and Administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense for the three months ended September 30, 2009 was relatively flat compared to the same period in prior year. Had it not been for approximately $2.0 million in professional fees incurred during the three months ended September 30, 2009 associated with a potential strategic acquisition which we evaluated but decided not to pursue,  the $1.2 million compensation package provided to the Chief Executive Officer upon his resignation and the $2.6 million cummulative adjustment pertaining to the errors we identified with respect to the stock-based compensation expense as calculated by by our third-party software (refer to discussion in Note 4 under Item 1 of Part I), SG&A expense for the three months ended September 30, 2009 would have been lower by approximately $6.0 million compared to what was incurred in the same period in the prior year, a trend consistent with the movement in this expense for the nine months ended September 30, 2009. SG&A expense for the nine months ended September 30, 2009 was $11.2 million lower than what was incurred in the same period in the prior year primarily due to lower compensation related expenses and legal expenses, partially offset by the $2.8 million stock-based compensation cummulative adjustment previously mentioned.  The decreases in these expenses are mainly attributable to the decrease in head count because of the reduction in forces implemented in the second quarter of 2009 and in the third and fourth quarters of 2008. We expect SG&A expenses to remain flat in the last quarter of fiscal year 2009.

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$1,473	$1,587	-7.2%	$4,419	$4,761	-7.2%
Percentage of total revenue	4.0%	2.0%		3.8%	2.2%

Amortization of Intangible Assets. The decrease in the amortization of intangible assets was primarily due to the complete amortization of certain intangible assets related to a 2007 acquisition.

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$696	$1,798	-61.3%	$2,233	$5,094	-56.2%
Percentage of total revenue	1.9%	2.3%		1.9%	2.4%

    Interest Income and Other, net. The net amount of interest income and other primarily includes interest income. The decrease was due to lower cash balances and lower interest rate environment.

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense (benefit)	$(444)	$114	-489.5%	$(2,113)	$(13)	16153.8%
Percentage of total revenue	-1.2%	0.1%		-1.8%	0.0%

Provision (Benefit) for Income Taxes. For the three and nine months ended September 30, 2009, we recorded an income tax benefit of ($444,000) and ($2.1) million, respectively. The effective tax rates for the three and nine months ended September 30, 2009 were 2.8% and 3.3%, respectively and was based on our projected taxable income for 2009, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, stock-based compensation expense, tax credits and foreign taxes, adjusted for certain discrete items recorded during the quarter.

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

We have concluded that it is more likely than not that as of September 30, 2009, our net deferred tax assets will be realized. In making our conclusion, we considered all available evidence, both positive and negative. Key components of the evaluation are the cumulative results of operations in recent years, the nature of recent losses, and forecasts of a return to profitability. A significant negative factor in the evaluation is cumulative losses in recent years and we may reach that position during fiscal year 2009. The assessment of whether a valuation allowance is necessary will be made each quarter by considering all of the positive and negative evidence in existence at that time and, depending upon the nature and weighting of such evidence, a substantial increase in the valuation allowance may be required to reduce the deferred tax assets in the near term, which would result in a material charge to income tax expense.

                  For the three and nine months ended September 30, 2008, we recorded a provision for income taxes of $114,000 and a benefit of ($13,000), respectively. The effective tax rate for the three and nine months ended September 30, 2008 was 1.8% and (0.3%), respectively, and were based on our projected taxable income for 2008, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, state taxes and foreign taxes, adjusted for certain discrete items recorded during the quarter.

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

Cash and Cash Equivalents, Investments and Working Capital. The table below summarizes our cash and cash equivalents, investments and working capital and the related movements (in thousands).

	September 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$27,883	$95,414	-70.8%
Short-term investments	125,335	89,591	39.9%
Total cash and cash equivalents and short-term investments	$153,218	$185,005	-17.2%

Total current assets	$214,357	$225,642	-5.0%
Total current liabilities	38,675	39,530	-2.2%
Working capital	$175,682	$186,112	-5.6%

Cash and cash equivalents and short-term investments were $153.2 million at September 30, 2009, a decrease of $31.8 million from $185.0 million at December 31, 2008. The decrease was primarily due to the cash used in operations for the nine months ended September 30, 2009.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, inventories and deferred income taxes reduced by accounts payable, accrued and other current liabilities, deferred license revenue, and deferred margin on sales to distributors. Working capital at September 30, 2009 decreased by approximately $10.4 million when compared to the working capital at December 31, 2008 primarily due to the decreases in cash and cash equivalents and short-term investments and the increase in accounts payable and deferred license revenue, partially offset by the increases in operating assets, such as accounts receivable and prepaid expenses and other current assets and the decreases in operating liabilities, such as deferred margin on sales to distributors and accrued and other current liabilities.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Nine months ended September 30,
	2009	2008	Change
Cash provided by (used in) operating activities	$(28,232)	$27,251	-203.6%
Cash used in investing activities	(40,611)	(23,240)	74.7%
Cash provided by (used in) financing activities	1,045	(69,058)	-101.5%
Effect of exchange rate changes on cash & cash equivalents	267	(407)	-165.6%
Net decrease in cash and cash equivalents	$(67,531)	$(65,454)	3.2%

During the nine months ended September 30, 2009, cash and cash equivalents decreased by $67.5 million. This decrease was the result of the cash used in our operating and investing activities of $28.2 million and $40.6 million, respectively, partially offset by the cash generated from our financing activities of approximately $1.0 million.

Operating Activities

The $28.2 million net cash used in operating activities during the nine months ended September 30, 2009 was primarily due to the cash used for working capital as a result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accrued and other current liabilities and deferred margin on sales to distributors, partially offset by the increase in accounts payable and deferred license revenue.

Investing Activities

The $40.6 million net cash used in investing activities during the nine months ended September 30, 2009 was due primarily to net purchases of short-term investments of approximately $37.9 million and net investment in property and equipment of approximately $2.7 million. During the nine months ended September 30, 2009, we purchased $148.6 million and sold $110.7 million of short-term investments.

Financing Activities

The $1.0 million net cash generated from our financing activities during the nine months ended September 30, 2009 was primarily due to the proceeds from issuances of common stock of approximately $2.5 million, partially offset by payments to vendor of financed software and intangibles purchased of approximately $1.3 million and cash used to repurchase restricted stock units for income tax withholding of approximately $0.2 million.

    Accounts Receivable, Net. The table below summarizes our accounts receivable, net (in thousands):

	September 30,	December 31,
	2009	2008	Change
Accounts receivable, net	$24,454	$5,922	312.9%

Net accounts receivable as of September 30, 2009 were $24.5 million, which represents 59 days of sales outstanding. This compares to 9 days of sales outstanding on December 31, 2008. Accounts receivable as of September 30, 2009 significantly increased compared to the balance as of December 31, 2008 primarily due to the timing of shipments and collections of cash.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

A sensitivity analysis was performed on our investment portfolio as of September 30, 2009. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon. The following represents the potential decrease to the value of our investments given a negative shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$ 503,000	$ 1,006,000	$ 1,509,000

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, British Pound, the South Korean Won, Taiwan Dollar and the Chinese Yuan. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  As of September 30, 2009, cash held in foreign countries was approximately $2.0 million. The following represents the potential impact of a change in the value of the U.S. dollar compared to the Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar and Korean Won.  This sensitivity analysis aggregates our nine months activity in these currencies, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10%.

5.0%	7.5%	10.0%
$ 1,280,000	$ 1,919,000	$ 2,559,000

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

As of September 30, 2009, the outstanding foreign exchange contracts had a total notional value of $4.6 million.  See Note 14 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our president, chief operating officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our CE product revenue, which comprised approximately 68.9% and 68.6% of total revenue for the three and nine months ended September 30, 2009, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. Since the US economy and other economies around the world have moved into a recession, the demand for overall consumer electronics have been and may continue to be adversely affected and therefore, demand for our CE, PC and storage products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, PC and storage products and on our financial condition and operating results.

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

The CE, PC and storage markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. We expect competition for many of our products to increase, as industry standards become widely adopted, as competitors reduce prices and offer products with greater levels of integration, and as new competitors enter our markets.

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

Our future growth and success depends on our ability to develop and bring to market on a timely basis new products, such as our HDTV port and input processors and LiquidHD products, which we have recently introduced into the market. There can be no assurance that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our new or future products will achieve the desired level of market acceptance in the anticipated timeframes or that any such new or future products will contribute significantly to our revenue. Our new products face significant competition from established companies that have been selling competitive products for longer periods of time than we have.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended September 30, 2009, shipments to Microtek, Inc. and EDOM Technology Company, Ltd. generated 16.3% and 10.6% of our revenue, respectively. For the nine months ended September 30, 2009, shipments to Microtek, Inc and Weikeng Industrial generated 12.8% and 10.3% of our revenue, respectively.  For the three months ended September 30, 2008, shipments to Innotech Corporation, World Peace Industrial, Weikeng Industrial and Microtek, Inc. generated 12.4%, 12.0%, 11.0% and 10.2% of our revenue, respectively. For the nine months ended September 30, 2008, shipments to World Peace Industrial, Innotech Corporation, Microtek, Inc. and Weikeng Industrial accounted for 13.8%, 11.9%, 11.5% and 10.0% of our revenue, respectively.   In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. For the three and nine months ended September 30, 2009, distributors generated 22.6% and 33.1% of our revenue, respectively. Sales to distributors accounted for 47.4% and 50.7% of our revenue for the three and nine months ended September 30, 2008, respectively.  Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Potential Government Action – Governmental action against companies located in offshore jurisdictions may lead to a reduction in the demand for our common shares.

Recent federal and state legislation has been proposed, and additional legislation may be proposed in the future which, if enacted, could have an adverse tax impact on either Silicon Image or our shareholders. For example, the ability to defer taxes as a result of permanent investments offshore could be limited, thus raising the Company’s effective tax rate.

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and nine months ended September 30, 2009, approximately 82.8% and 80.3% of our revenue, respectively, was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

Our success depends in part on our relationships with strategic partners and use of technologies

We have entered into and expect to continue to enter into strategic partnerships with third parties.  Negotiating and performing under these strategic partnerships involves significant time and expense; we may not realize anticipated increases in revenue, standards adoption or cost savings; and these strategic partnerships may make it easier for the third parties to compete with us; any of which may have a negative effect our business and results of operations.

 In February 2007, we entered into a licensing agreement with Sunplus Technology, which grants us the rights to use and further develop advanced intellectual property (IP) technology. Previously, we believed that the IP licensed under this agreement was enhancing our ability to develop DTV technology and other related consumer product offerings. Based on the Company’s product strategy as of October 2009, the Sunplus IP does not align with our product roadmap and during October 2009, the Company decided to write off its investment in Sunplus IP. This decision was prompted by a change in our product strategy due to market place and related competitive dynamics. Please also refer to note 16 in our financial statements.

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

The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ Stock Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, FASB ASC No. 718-10, Stock Compensation,, requires us to record compensation expense for options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

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

Our management, including our president and chief operating officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

•	In April 2007, Rob Valiton resigned from his position as vice president of worldwide sales and Sal Cobar was appointed as his successor.
•	In July 2007, Paul Dal Santo was appointed as chief operating officer.
•	In October 2007, Robert Freeman resigned from his position as chief financial officer.
•	In October 2007, Harold L. Covert was appointed as chief financial officer.
•	In December 2008, Dale Zimmerman resigned from his position as vice president of worldwide marketing.
•	In March 2009, Paul Dal Santo resigned from his position as chief operating officer.
•	In September 2009, Steve Tirado resigned from his positions as chief executive officer and director and Hal Covert was appointed as president and chief operating officer.

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

Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the three and nine months period ended September 30, 2009 customers and distributors located in Japan generated 32.2% and 27.6% of our revenue, respectively, and customers and distributors located in Taiwan generated 24.4% and 25.4% of our revenue, respectively. For the three and nine months ended September 30, 2008, customers and distributors located in Japan accounted for 16.1% and 25.3% of our revenue, respectively and customers and distributors located in Taiwan generated 17.8% and 19.2% of our revenue, respectively.  Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

  None.

Item 3. Defaults Upon Senior Securities

  None.

Item 4. Submission of Matters to a Vote of Security Holders

 None.

Item 5. Other Information

 None.

Item 6. Exhibits

(a) Exhibits

3131.01	Certification of Pricipal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3131.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3232.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3232.02*	Certification of Pricipal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2009	Silicon Image, Inc.

/s/ Harold Covert
Harold Covert
President, Chief Operating Officer and Chief Financial Officer

Exhibit Index

3131.01	Certification of Pricipal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3131.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3232.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3232.02*	Certification of Pricipal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.