Form 10-K
period 2009-12-31
SILICON IMAGE INC
filed 2010-02-16
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-26887

SILICON IMAGE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0396307
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1060 East Arques Avenue
Sunnyvale, CA 94085
 (Address of principal executive offices)
(Zip Code)

(408) 616-4000
 (Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
Common Stock, $0.001 par value per share

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes No☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer ☑	Non-accelerated filer 	Smaller reporting company 
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $170,972,511 as of the last business day of Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported on such date.

As of January 31, 2010, there were 75,443,625 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1.  Business

General

    Silicon Image, Inc. is a technology innovator and a global leader developing high-bandwidth semiconductor and intellectual property (IP) solutions based on our innovative, digital interconnect technology. Our goal is to be the leader in the innovation, design, development and implementation of semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition (HD) content in home and mobile environments. We are dedicated to the development and promotion of technologies, standards and products that facilitate the movement of digital content between and among digital devices across the consumer electronics (CE), personal computer (PC), mobile and storage markets.

    We sell integrated and discrete semiconductor products as well as license IP solutions to consumer electronics, computing, display, storage and mobile manufacturers. Our product and IP portfolio includes solutions for high-definition television (HDTV), high-definition set-top boxes (STBs), high-definition Blu-ray players, mobile devices, high-definition game systems, consumer and enterprise storage products and PC display products.

    We have worked with industry leaders to create industry standards such as the High-Definition Multimedia Interface (HDMI™) and Digital Visual Interface (DVI™) specifications for digital content delivery. We have been, and are likely to be in the future, significant contributors to broader standards specifications such as the Serial Advanced Technology Attachment (SATA) specification for PC & Enterprise storage applications.  We actively promote and participate in working groups and consortiums to develop new standards such as the recently announced Mobile High-Definition Interconnect (MHDI) working group chartered with creating a new HD mobile video standard and the Serial Port Memory Technology (SPMT) consortium which is working on serial connection standards for dynamic random access memory (DRAM). We capitalize on our leadership position through first-to-market, standards-based semiconductor and IP solutions. Our portfolio of IP solutions that we license to third parties for consumer electronics, PCs, multimedia, communications, mobile, networking and storage devices further leverages our expertise in these markets. In addition, through Simplay Labs, LLC, our wholly owned subsidiary, we offer one of the most robust and comprehensive test platforms in the consumer electronics industry. We utilize independent foundries and third-party subcontractors to manufacture, assemble and test all of our semiconductor products.

    Our customers are equipment manufacturers in each of our target markets — Consumer Electronics, Personal Computer, Mobile and Storage. Because we leverage our technologies across different markets, certain of our products may be incorporated into equipment used in multiple markets. We sell our products to original equipment manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our net revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core licensing and royalty fees from our standards activities. We maintain relationships with the eco-system of companies that provide the products that drive digital content creation and consumption, including the major Hollywood studios, consumer electronics companies, retailers and service providers. To that end, we have developed relationships with Hollywood studios such as Universal, Warner Brothers, Disney and Fox and with major consumer electronics companies such as Nokia, Panasonic, Phillips, Samsung, Sharp, Sony and Toshiba. Through these and other relationships, we have formed a strong understanding of the requirements for storing, distributing and presenting HD digital video and audio in the home and mobile environments. We have also developed a substantial IP base for building the standards and products necessary to promote opportunities for our products.

    Historically, we have grown our business by introducing and promoting the adoption of new standards and entering new markets. We collaborated with other companies and jointly developed the DVI and HDMI standards. Our first products addressed the PC market. Subsequently, we introduced products for a variety of CE market segments, including STB, game console and digital television (DTV) markets. More recently, we have focused our research and development activities and are developing products based on our innovative digital interconnect core technology for the mobile device market, including digital still cameras, HD camcorders, portable media players and smart phones.

  We are a Delaware corporation headquartered in Sunnyvale, California. Our Internet website address is www.SiliconImage.com.

We are not including the information contained on our website as a part of, or incorporating it by reference into, the Annual Report on Form 10-K. We make available through our Internet website - free of charge - our Annual Report on Form 10-K quarterly reports on Form 10-Q current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Strategy and Core Technologies

    Our mission is to develop interoperable products and technologies that deliver digital content anywhere on any device.  Our business strategy is to grow the available market for our products and IP solutions through the development, introduction and promotion of industry standards such as HDMI, DVI and SATA in our core technology areas, which are as follows:

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

    Serial Advanced Technology Attachment (SATA)

    SATA is a computer bus primarily designed for the transfer of data between a computer and mass storage devices such as hard disk drives, optical drives and flash based storage subsystems. The main advantages over the older parallel ATA interface are faster data transfer, the ability to remove or add devices while operating (hot swapping), native command queuing (NCQ) and out of order data retrieval, thinner cables that let air cooling work more efficiently, and more reliable operation with tighter data integrity checks.

    SATA was designed as a successor to the Advanced Technology Attachment standard (ATA), and has largely replaced the older technology (retroactively renamed Parallel ATA or PATA). Serial ATA adapters and devices communicate over a high-speed serial cable. The current SATA specification supports data transfer rates as high as 6.0 gigabits per second (Gbps) per device.

    There is a special connector (eSATA) specified for external devices, and an optionally implemented provision for clips to hold internal connectors firmly in place.

    LiquidHDTM

    LiquidHDTM  is a set of protocols designed to network consumer electronic equipment.  Protocols are a set of rules governing how data flows through the network. The protocol suite is comprised of resource discovery, control messaging, streaming media, security and remote user interface components that are designed to be incorporated in a discrete or an integrated semiconductor chip without the need for general purpose microprocessors thus allowing extremely cost effective and interoperable integrated circuit (IC) implementations.  LiquidHD protocols incorporate a content protection scheme suitable for distribution of entertainment content and provide auto federation and interoperability for networked CE devices.

    LiquidHD protocols are designed to operate over IP networks, therefore, they are suitable for any physical layer with the requisite speed and latency characteristics including MoCA, Ethernet, WiFi and power line. Using these protocols it is possible to stream media and data without the need for complex software (XML, HTML, Web Browsers, Java, etc.) in the receiver device.

    Mobile High-Definition Link (MHL) Technology

    Our MHL technology is a low pin count HD audio and video serial link specifically defined for connecting mobile devices to HDTVs. MHL is based on the same technology used in DVI and HDMI but only requires a single TMDS data pair to transmit video to MHL enabled TVs at resolutions up to 1080p. MHL uses 5 signal pins that can be used with a small low pin count in mobile devices. Reduced pin count connectors are critical in small mobile devices because the available connector space is greatly limited compared to standard consumer electronic devices such as Blu-Ray players and set top boxes.  The MHL specification also includes a provision to provide power to the mobile device when connected thus preserving battery life.

  Serial Port Memory Technology (SPMT)

    SPMT is a new memory interface technology that Silicon Image and other leading semiconductor companies are currently promoting. SPMT is initially targeted for DRAM chips that employ a serial interface architecture rather than a parallel interface architecture as commonly found in current memory offerings. This new architecture will enable greater bandwidth and flexibility, significantly reduced pin count, and lower power requirements resulting in savings on overall system cost.

    InstaPort™ Technology

    Instaport™ technology was developed by Silicon Image to reduce HDMI port switch time from 5-7 seconds to about 1 second.  InstaPort is now featured in port processor products from Silicon Image that have implemented HDMI 1.3 or HDMI 1.4.

Standards Activity

    We have been directly involved in the following standards efforts:

    Mobile High-Definition Interconnect (MHDI) Working Group

    On September 28, 2009 Nokia, Samsung, Silicon Image, Sony, and Toshiba, announced the formation of the Mobile High-Definition Interface Working Group (MHDI) that intends to create an industry standard for an audio/video interface to connect mobile phones or portable consumer electronics (CE) devices directly to high-definition televisions (HDTVs) and displays. This new mobile connectivity standard, based on Silicon Image’s Mobile High-Definition Link (MHL™) technology, will be defined, promoted and marketed by the Working Group as an industry standard open to anyone desiring to be an adopter and enable the development of mobile products that adhere to this new standard across a broad connectivity ecosystem.

    The Working Group’s vision for the next generation of mobile connectivity is to provide an easy and cost-effective implementation for manufacturers while offering consumers a simple and reliable mobile connectivity experience. A single-cable with a low pin count interface will be able to support up to 1080p high-definition (HD) digital video and HD audio in addition to delivering power to a portable device.

    The Working Group is expected to organize a Consortium of founding members who will develop a mobile connectivity technology standard specification that governs transmission and reception of high-definition content between portable devices and display devices, to support connectivity in accordance with the new specification.

    Serial Port Memory Technology (SPMT) Consortium

    SPMT is a first-of-its-kind memory standard for dynamic random access memory (DRAM). SPMT will enable extended battery life, bandwidth flexibility, reduced pin count, and lower power demand for mobile and portable devices.  Demand by mobile service providers for solutions enabling them to give consumers more data-intensive, media-rich capabilities drove the formation of the SPMT Consortium.  The SPMT consortium was established by Silicon Image, ARM, Hynix Semiconductor, LG Electronics, and Samsung Electronics in 2009.

    High-Definition Multimedia Interface (HDMI) Consortium

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

    For CE manufacturers, HDMI is a low-cost, standardized means of interconnecting CE devices, which enables these manufacturers to build feature-rich products that deliver a true home theater entertainment experience. For PC and monitor manufacturers, HDMI enables a PC connection to digital TVs and monitors at HD quality levels. The market research firm In-Stat estimates that approximately 400 million HDMI-enabled products shipped worldwide in 2009 contributing to an installed base of over 1 billion HDMI enabled products. In addition, approximately 900 companies around the world have become HDMI adopters.

    Digital Visual Interface (DVI)

    In 1998, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, Silicon Image announced the formation of the Digital Display Working Group (DDWG) and in 1999, published the DVI 1.0 specification. The DVI 1.0 standard defines a high-speed serial data communication link between computers and digital displays. According to In-Stat, over 152 million DVI-enabled products were expected to ship in 2009. Today, in many applications, DVI is being replaced by the more feature-rich HDMI interface. In the PC market, DVI faces competition from DisplayPort, which is a digital display interface standard being put forth by the Video Electronics Standards Association (VESA) that defines a digital audio/video interconnect intended to be used primarily between a computer and its display monitor, or a computer and a home-theater system. A number of companies have introduced products based on the DisplayPort standard including Apple, Dell, AMD, ST and nVidia.

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

Products and Services

    We sell our products and services primarily into three markets: consumer electronics, personal computers and storage. Our product and IP revenues from the CE, PC and storage markets were as follows:

	Year Ended December 31,
	2009	2008	2007
Consumer Electronics	$102,391	$167,599	$212,910
Personal Computers	8,905	40,141	34,283
Storage products	11,372	25,461	25,181
Licensing	27,921	41,214	48,129
	$150,589	$274,415	$320,503

CE (DTV & Mobile)

In 2009, HDMI specification revision 1.4 (HDMI 1.4) was released. We were the first company to introduce full-featured HDMI 1.4 products with a full complement of advanced HDMI 1.4 features such as the HDMI Ethernet Channel (HEC), Audio Return Channel (ARC), 3D, advanced audio formats and content bits.  These features allow our customers to design truly differentiated products while also simplifying the end consumer experience by reducing the number of cables necessary to interconnect CE devices. In 2009, we launched the SiI938x family of port processors that includes five HDMI 1.4 ports, support for HEC (HDMI Ethernet Channel), 3D,  and ARC (Audio Return Channel) and also includes support for MHL technology, and Instaport™. Our SiI938x family of port processors expands the number of HDMI ports available to consumers and augments the HDMI functionality with quick, high-definition port switching.  We expect volume shipments of SiI938x HDIM 1.4 port processors to begin in 2010.

During 2009, we also began volume shipments of our first port processor with InstaPort™ technology, the SiI9287. This port processor has been designed-in to many tier-1 DTV manufacturers. We believe the SiI9287 delivers outstanding HDMI audio/video quality coupled with the industry leading innovation of InstaPort fast switching between any of its 4 HDMI ports.

All of our solutions are complemented by the advanced interoperability testing performed by Simplay Labs, and these new products offer rapid time-to-market solutions allowing OEMs to significantly reduce cross-platform compatibility issues.

Our HDMI products have been selected by many of the world’s CE companies.

Transmitters.  Our HDMI transmitter products reside in CE and PC products, such as DVD players and recorders, Blu-Ray players, HD game consoles, STBs, digital camcorders, A/V receivers and digital video recorders (DVRs). HDMI transmitters convert digital video and audio into a multi-gigabit per second encrypted serialized stream and transmit the secure content to an HDMI receiver that is built into televisions and A/V receivers.

HDMI Receivers.  Our HDMI receiver products reside in display systems, such as DTVs, projectors, PC monitors as well as A/V receivers (AVR’s). HDMI receivers convert an incoming encrypted serialized stream to digital video and audio, which is then processed by a television or PC monitor for display.

PC

While the PC market has become an increasingly smaller portion of our business, the growth of DTVs with HDMI inputs provides a source of demand for our PC products as consumers increasingly seek to connect their PCs to their DTVs to play games, watch high-definition DVDs and view photos.

Because HDMI is backward compatible with the DVI standard, HDMI-enabled PCs can also connect directly to the enormous installed base of PC monitors with DVI inputs.

Storage

Through several SATA generations, we have introduced higher levels of SATA integration, driving higher SATA performance and functionality and delivering a family of SATA system-on-a-chip (SoC) solutions for the consumer electronics environment. SATA may also serve as an external interface (eSATA)  providing advanced storage features and ultra high speed for external drives.

SteelVine Storage Controllers — We provide a full line of SATA controllers used in PC, DVR and network attached storage (NAS) applications. The current generation of SteelVine controllers provides the SATA Gen II features including eSATA signal levels, 3.0 Gbps, native command queuing (NCQ), hot-plug and port multiplier support.

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

In 2009 we introduced the third generation of SteelVine Storage processors, the SiI5823, specifically targeted at mainstream PC motherboards.  This third generation provides a 30% performance increase over previous generations while simultaneously reducing the overall Bill of Materials cost of the solution by over 40%.

Simplay Labs, LLC

We believe Simplay Labs LLC, our wholly owned subsidiary, has further enhanced our reputation for quality, reliable products and leadership in the HDMI market. The Simplay HD Testing Program offers one of the most robust and comprehensive testing platforms in the consumer electronics industry as device interoperability and consumer quality of experience are of significant concern to retailers and consumers in the HD market. Devices that pass the Simplay HD testing program are verified to meet HDMI and HDCP specifications and have demonstrated interoperability through empirical testing against “peer” devices maintained by Simplay Labs. We have service centers operating in the US, South Korea and China, providing interoperability, quality of experience and performance global testing centers. By December 31, 2009, more than 500 product lines have been Simplay HD-verified and 100 manufacturers and retailers have participated in the Simplay HD Testing Program, enabling a higher level of consumer trust that their products are fully interoperable with other HDMI products. A number of products use the SimplayHD logo on product labels, within product literature and on website promotions.

In November of 2009, the Simplay Explorer HDMI-CEC R&D development tool was approved as an official HDMI Authorized Test Center (ATC) test tool. The first HDMI-CEC R&D tool of its kind for CE manufacturers, the Simplay CEC Explorer sets a higher standard for development of HDMI CEC features and enables manufacturers to bring products to market faster.

HDMI Licensing, LLC

HDMI Licensing, LLC, a wholly-owned subsidiary of Silicon Image, is the agent responsible for licensing the HDMI specification, promoting the HDMI standard and providing education on the benefits of HDMI technology to retailers and consumers. The HDMI specification continues to experience rapid growth in the consumer electronics and PC markets, as manufacturers meet consumer demand for multimedia convergence and continue to drive higher performance in their product offerings. In 2009, the HDMI consortium launched version 1.4 of the HDMI specification into the marketplace.  Moreover, in 2009, there was an increase in adopters as well as an increase in HDMI-enabled products as the HDMI specification continues to make its way into more products.

As of December 31, 2009, 898 manufacturing companies were licensees of the HDMI specification from the HDMI Licensing, LLC.  The adoption of HDMI specifications by additional manufacturers during 2009 further strengthens the specification’s position as the worldwide standard for high-definition digital connectivity. According to market researcher In-Stat, the HDMI specification has become widely adopted and has moved from an emerging standard to a prevalent connectivity standard used in many consumer applications. In-Stat estimated that approximately 405 million HDMI-enabled devices would be shipped in 2009, with over 474 million devices expected to ship in 2010 and an installed base of nearly 1.5 billion HDMI-enabled devices projected by the end of 2010.

Markets and Customers

We focus our sales and marketing efforts on achieving design wins with original equipment manufacturers (OEMs) of CE, PC Mobile and storage products. Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. Our top five customers, including distributors, generated 44.2%, 55.1% and 57.7%, of our revenue in 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, shipments to Microtek, Inc. generated 11.9% of our revenue and shipments to Weikeng Industrial generated 10.3% of our revenue. The percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. Our revenue generated through distributors was 59.9%, 60.2% and 60.2% of our total revenue in 2009, 2008 and 2007, respectively.

A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured offshore, primarily in Asia and for the years ended December 31, 2009, 2008 and 2007, approximately 79.4%, 83.4% and 79.8% of our total revenue respectively, was generated from customers and distributors located outside of North America, primarily in Asia. Please refer to the section of this report titled “Risk Factors” for a discussion of risks associated with the sell-through arrangement with our distributors.

Research and Development

Our research and development efforts continue to focus on innovative technologies and standards, higher-bandwidth, lower-power links, efficient algorithms, architectures and feature-rich implementations for CE (including DTV), PC, mobile and storage applications. By utilizing our patented technologies and optimized architectures, we believe our products can scale with advances in semiconductor manufacturing process technology, simplify system design and provide innovative solutions for our customers. As of December 31, 2009, we had been issued more than 140 United States patents and had in excess of 70 United States patent applications pending. Our U.S. issued patents expire in 2025 or later, subject to our payment of periodic maintenance fees. A discussion of risks related to our intellectual property is set forth in the section of this report titled “Risk Factors”.

We have extensive experience in the areas of high-speed interconnect architecture, circuit design, digital audio-visual (A/V) processor architecture, storage architecture, logic design/verification, firmware/software, flat panel displays, digital audio/video systems and storage systems. We have invested and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses were approximately $68.2 million, $84.8 million and $78.0 million, in 2009, 2008 and 2007, respectively, including stock-based compensation expense of $6.3 million, $7.1 million and 8.4 million for 2009, 2008 and 2007, respectively.

Sales and Marketing

We sell our products using a direct sales support and marketing field offices located in North America, Europe, Taiwan, China, Japan and Korea and through a network of distributors located throughout North America, Asia and Europe. Our sales strategy for all products is to achieve design wins with key industry companies in order to grow the markets in which we participate and to promote and accelerate the adoption of industry standards that we support or are developing.

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

CE

In the consumer electronics market, our digital interface products are used to connect a variety of devices to DTVs including set-top boxes, A/V receivers, game consoles, digital/personal video recorders (DVR), DVD and Blu-Ray players and a growing number of mobile devices such as smart phones, camcorders and cameras. These products incorporate DVI, HDMI or Mobile High-Definition Link technology optionally with HDCP support. Companies competing for sales of HDMI and DVI solutions include among others, Analog Devices, Analogix, Broadcom, STMicroelectronics, Mstar, NXP, Texas Instruments and Trident. We also compete in some instances against in-house semiconductor solutions designed by large consumer electronics OEMs.

PC

In the PC market, our products face competition from a number of sources. We offer a number of HDMI and DVI solutions to the PC market and we compete against companies such as Analog Devices, Broadcom, National Semiconductor, nVidia, Pixelworks, SIS, ST and Texas Instruments. In addition, Intel and other competitors may have integrated HDMI into their PC chips sets. Our HDMI products may also face competition from DisplayPort, which is a digital display interface standard being put forth by the Video Electronics Standards Association (VESA) that defines a digital audio/video interconnect intended to be used primarily between a computer and its display monitor, or a computer and a home-theater system. Other companies have introduced products based on the DisplayPort including Apple, Dell, AMD, ST and nVidia.  DisplayPort is increasingly challenging DVI as the default standard for digital video interconnect technology.

Storage

Our SATA products compete with similar products from Atmel, J-Micron, Marvell Technology, Promise Technology, Silicon Integrated Systems and VIA Technologies. In addition, other companies, such as Intel and LSI Logic, have developed, or announced intentions to develop, SATA products. We also compete against AMD, Intel, nVidia, Silicon Integrated Systems, VIA Technologies and other motherboard chip-set makers, which have integrated SATA functionality into their chipsets.

Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. In particular, well-established semiconductor companies such as Analog Devices, Intel, National Semiconductor and Texas Instruments and consumer electronics manufacturers, such as Panasonic, Sony and Toshiba, may compete against us in the future. We cannot assure that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business.

Employees

As of December 31, 2009, we had a total of 526 employees, including 218 located outside of the United States. None of our employees are represented by a collective bargaining agreement, except, as is customary, our employees in Germany are represented by a works council. We have never experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel and our ability to attract and retain additional qualified personnel.

As part of our restructuring plans announced in the last quarter of 2009, 121 employees will be terminated in the first half of 2010. Excluding these 121 employees, our effective head count is 405. The 121 employees have been informed of the restructuring plan prior to December 31, 2009.

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

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations regarding the timing and extent to which digital content must be made available to consumers;
•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components; and

•	the cost of components for our products and prices charged by the third parties who manufacture, assemble and test our products.
•	fluctuations in market demand, one-time sales opportunities and sales goals, sometimes results in heightened sales efforts during a given period that may adversely affect our sales in future periods.

    Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our annual and quarterly operating results are highly dependent upon how well we manage our business.

    Our annual and quarterly operating results are highly dependent upon and may fluctuate based on how well we manage our business. Some of these factors include the following:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels and manage other matters necessary to enter new market segments;
•	our ability to successfully manage our business in multiple markets such as CE, PC and storage, which may involve additional research and development, marketing or other costs and expenses;
•	our ability to enter into licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;
•	our ability to engineer customer solutions that adhere to industry standards in a timely and cost-effective manner;
•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;
•	our ability to manage joint ventures and projects, design services and our supply chain partners;
•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;
•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;
•	the success of the distribution and partner channels through which we choose to sell our products and
•	our ability to manage expenses and inventory levels; and,
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

    Global credit and financial markets continue to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. Despite signs of improvement, there can be no assurance that there will not be renewed deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our CE product revenue, which comprised approximately 68.0%, 61.1% and 66.4% of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. As a result of the recent recession experience by the US economy and other economies around the world, the demand for overall consumer electronics has been and may continue to be adversely affected. As a result, the demand for our CE, PC and storage products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, PC and storage products and on our financial condition and operating results.

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

    Our products face competition from companies selling similar discrete products and from companies selling products such as chipsets and SoCs with integrated functionality. Our competitors include semiconductor companies that focus on the CE, display or storage markets, as well as major diversified semiconductor companies and we expect that new competitors will enter our markets. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, including solutions that integrate the functionality of our products into their solutions. In addition, current or potential OEM customers may have internal semiconductor capabilities and may develop their own solutions for use in their products rather than purchasing them from companies such as us. Some of our competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and as a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, NXP, Broadcom, Intel, National Semiconductor and Texas Instruments and CE manufacturers, such as Panasonic, Sony, Samsung and Toshiba, may compete against us in the future. Some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

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

    Our future growth and success depends on our ability to develop and bring to market on a timely basis new products, such as our HDMI port processors and products based on our new Mobile High-Definition Link Technology.  There can be no assurance that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our new or future products will achieve the desired level of market acceptance in the anticipated timeframes or that any such new or future products will contribute significantly to our revenue. Our new products face significant competition from established companies that have been selling competitive products for longer periods of time than we have.

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

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2009, shipments to Microtek, Inc. and Weikeng Industrial generated 11.9% and 10.3% of our revenue, respectively.  For the year ended December 31, 2008, shipments to World Peace Industrial generated 14.6% of our revenue, shipments to Microtek, Inc. generated 11.8% of our revenue, shipments to Weikeng Industrial generated 11.5% of our revenue and shipments to Innotech Corporation generated 10.5% of our revenue.  In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

    Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.  Distributors generated 59.9% of our revenue for the year ended December 31, 2009, 60.2% of our revenue for the years ended December 31, 2008 and 2007. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

    The development of new products is highly complex and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new products and will continue to introduce new products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•
accurate prediction of market requirements and the establishment of market standards and the evolution of existing standards, including enhancements or modifications to existing standards such as HDMI, HDCP, DVI, SATA and SPMT;

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
•
timely completion and introduction of new product designs; correctly anticipating the market windows that will maximize acceptance of our products and then delivering the products to the markets within the required windows;

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

There are risks to our global strategy.

    We maintain operations in various countries around the world where we realize certain operational benefits from our global strategy and our overall tax rate has benefited favorably. The effectiveness of the strategy requires, in addition to maintaining and increasing profitability, continued maintenance of a certain corporate structure and various compliance activities required by foreign jurisdictions in support of the structure. Should management fail to adhere to these compliance requirements or fail to maintain supportive processes, our ability to continue to realize the benefits of our global strategy may be jeopardized, which may adversely affect our business, operating results or financial condition.

Governmental action against companies located in offshore jurisdictions may lead to a reduction in the demand for our common shares.

    Recent federal and state legislation has been proposed, and additional legislation may be proposed in the future which, if enacted, could have an adverse tax impact on both us and our shareholders. For example, the ability to defer taxes as a result of permanent investments offshore could be limited, thus raising our effective tax rate.

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

    For example, in January 2007, we completed the acquisition of sci-worx, now Silicon Image, GmbH.  In 2009, because of our decision to focus on discrete semiconductor products and related intellectual property, we decided to restructure our research and development operations resulting in the closure of our two sites in Germany.

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

    We do not own or operate a semiconductor fabrication facility. We rely on one third party semiconductor company overseas to produce substantially all of our semiconductor products.   We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
•	lack of guaranteed production capacity or product supply, potentially resulting in higher inventory levels; and,
•	lack of availability of, or delayed access to, next-generation or key process technologies.

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

    A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the years ended December 31, 2009, 2008 and 2007, approximately 79.4%, 83.4% and 79.8% of our total revenue respectively, was generated from customers and distributors located outside of United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

•	political, social and economic instability;
•	exposure to different business practices and legal standards, particularly with respect to intellectual property;
•	natural disasters and public health emergencies;
•	nationalization of business and blocking of cash flows;
•	trade and travel restrictions;
•	the imposition of governmental controls and restrictions;
•	burdens of complying with a variety of foreign laws;
•	import and export license requirements and restrictions of the United States and each other country in which we operate;
•	unexpected changes in regulatory requirements;
•	foreign technical standards;
•	changes in taxation and tariffs;
•	difficulties in staffing and managing international operations;
•	fluctuations in currency exchange rates;
•	difficulties in collecting receivables from foreign entities or delayed revenue recognition;
•	expense and difficulties in protecting our intellectual property in foreign jurisdictions;
•	exposure to possible litigation or claims in foreign jurisdictions; and,
•	potentially adverse tax consequences.

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

    Strategic partnerships that we enter into with third parties may not result in the anticipated results. For example, in February 2007, we entered into a licensing agreement with Sunplus Technology Co., Ltd. (Sunplus), which granted us the rights to use and further develop advanced IP technology. Previously, we believed that the IP licensed under this agreement enhanced our ability to develop DTV technology and other related consumer product offerings. Based on the Company’s product strategy as of October 2009, we realized the IP obtained through the Sunplus agreement did not align with our product roadmap and during October 2009, we decided to write off our investment in Sunplus IP. This decision was prompted by a change in our product strategy due to market place and related competitive dynamics. Please also refer to Note 12 in our consolidated financial statements.

Our business may be impacted as a result of the adoption of competing standards and technologies by the broader market

    The success of our business has been significantly related to our participation in standard setting organizations. Specifically, HDMI related revenues amounted to more than 75% of our total revenues for 2009. From time to time, competing standards have been established which negatively impact the success of existing standards or jeopardize the creation of a new standard. DisplayPort is an example of a competing standard on a different technology base which has created an alternative high definition connectivity methodology in the PC space. This standard has been adopted by several large PC manufactures. While currently not as widely recognized as the HDMI standard, DisplayPort does represent a viable alternative to the HDMI standard.  If DisplayPort should gain broader adoption, our HDMI business could be negatively impacted and our revenues could be reduced.

Our business is dependent on the continued adoption and widespread implementation of the HDMI specification.

   Our success is largely dependent upon the continued adoption and widespread implementation of the HDMI specification. More than 75% of our revenue is derived from the sale of HDMI enabled products and the licensing of our HDMI technology. Our leadership in the market for HDMI-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI enabled products and intellectual property or to continue to drive innovation in the HDMI specification could have an adverse impact on our business going forward. In addition, the establishment and adoption by the markets we sell into of a competing digital interconnect technology could have an adverse impact on our ability to sell our products and license our intellectual property and therefore our revenues and business.

   We also derive revenue from the license fees and royalties paid by the adopters of the HDMI technology. Any development that has the effect of lowering the number of adopters of the HDMI standard will negatively impact these license fees and royalties. Also, when the HDMI consortium was first formed, we received 100% of the royalties collected from HDMI adopters. During 2007, at a founders meeting, the founders decided to share the HDMI adopter’s royalty revenues among the various founders, such that we no longer receive all of the royalties. The allocation of license fees and royalty revenue among the HDMI founders is an issue that is reviewed and discussed by the founders from time to time. There can be no assurance that going forward we will continue to receive the share of HDMI license fees and royalties that we currently receive. If our share of these license fees and royalties is reduced, this decision will have a negative impact on our revenues.

Our success depends on managing our relationship with Intel.

    Intel has a dominant role in many of the markets in which we compete, such as PC and storage and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:

•	Intel and Silicon Image have been parties to business cooperation agreements;
•	Intel and Silicon Image are parties to a patent cross-license;
•	Intel and Silicon Image worked together to develop HDCP;
•	an Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;
•	Intel and Silicon Image were two of the promoters of the DDWG;
•	Intel is a promoter of the SATA working group, of which we are a contributor;
•	Intel is a supplier to us and a customer for our products;
•	we believe that Intel has the market presence to drive adoption of SATA by making it widely available in its chipsets and motherboards, which could affect demand for our products;
•	we believe that Intel has the market presence to affect adoption of HDMI by either endorsing complementary technology or promulgating a competing standard, which could affect demand for our products;
•	Intel may potentially integrate the functionality of our products, including SATA, DVI, or HDMI into its own chips and chipsets, thereby displacing demand for some of our products;
•	Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;
•	Intel’s technology, including its 845G and later chipsets, may lower barriers to entry for other parties who may enter the market and compete with us; and,
•	Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.

    Our cooperation and competition with Intel can lead to positive benefits, if managed effectively. If our relationship with Intel is not managed effectively, it could seriously harm our business, negatively affect our revenue and increase our operating expenses.

New Releases of Microsoft Windows® and Apple Mac OS® operating systems may render our chips inoperable

    ICs targeted to PC, laptop, or netbook designs (whether running Microsoft Windows ®, Apple Mac OS® or Linux operating systems) often require device driver software to operate.  This software is difficult to produce and requires various certifications such as Microsoft’s Windows Hardware Quality Labs (WHQL) before being released.  Each new revision of an operating system may require a new software driver and associated testing/certification.  Failure to produce this software can have a negative impact on our relation with Microsoft and/or Apple and may damage our reputation as a quality supplier of SATA and HDMI products in the eyes of end consumers.

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

    Any potential intellectual property litigation against us or in which we become involved may be expensive and time-consuming and may divert our resources and the attention of our executives.  It could also force us to do one or more of the following:

•	stop selling products or using technology that contains the allegedly infringing intellectual property;
•	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and,
•	attempt to redesign products that contain the allegedly infringing intellectual property.

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

    The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ Stock Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, FASB ASC No. 718-10, Stock Compensation, requires us to record compensation expense for options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.  While we have not identified any material weaknesses in the past three years, we cannot assure you that a material weakness will not be identified in the future.

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

    Our management, including our  Chief Executive Officer and Chief Accounting Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
•
In February 2007, David Hodges advised our board of directors of his decision to retire and he did not stand for reelection to our board of directors when his term expired at our 2007 Annual Meeting of Stockholders.

•	In April 2007, Rob Valiton resigned from his position as vice president of worldwide sales and Sal Cobar was appointed as his successor.
•	In July 2007, Paul Dal Santo was appointed as chief operating officer.
•	In October 2007, Robert Freeman resigned from his position as chief financial officer.
•	In October 2007, Harold L. Covert was appointed as chief financial officer.
•	In December 2008, Dale Zimmerman resigned from his position as vice president of worldwide marketing.
•	In March 2009, Paul Dal Santo resigned from his position as chief operating officer.
•	In September 2009, Steve Tirado resigned from his positions as chief executive officer and director and Hal Covert was appointed as president and chief operating officer.
•	In January 2010, Camillo Martino was appointed as chief executive officer and director.
•
In January 2010, Harold Covert, who was appointed president and chief operating officer on September 25, 2009 while we undertook a search for a new chief executive officer, agreed to continue in his capacity as our president (but to no longer serve as chief financial officer or chief operating officer) during a transitional period from January 6, 2010 through September 30, 2010.  On January 5, 2010, our Board of Directors also elected Mr. Covert to the Board, effective January 15, 2010 and through September 30, 2010.

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

Our operations and the operations of our significant customers, third-party wafer foundries and third-party assembly and test subcontractors are located in are as susceptible to natural disasters.

    Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the years ended December 31, 2009, 2008 and 2007 customers and distributors located in Japan generated 27.1%, 24.0% and 35.3%,of our revenue, respectively, and customers and distributors located in Taiwan generated 25.2%, 19.8% and 16.7% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

    Our business, including a potential reduction of revenues, would be negatively affected if any of the following occurred:

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

    Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;
•	providing for a classified board of directors with staggered, three-year terms;
•	requiring advance notice of stockholder nominations for the board of directors;
•	providing the board of directors the opportunity to expand the number of directors without notice to stockholders;
•	prohibiting cumulative voting in the election of directors;
•	requiring super-majority voting to amend some provisions of our certificate of incorporation and bylaws;
•	limiting the persons who may call special meetings of stockholders; and,
•	prohibiting stockholder actions by written consent.

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

    The stock market has experienced extreme price and volume fluctuations that have affected the market valuation of many technology companies, including Silicon Image. These factors, as well as general economic and political conditions, may materially and adversely affect the market price of our common stock in the future. The market price of our common stock has fluctuated significantly and may continue to fluctuate in response to a number of factors, including, but not limited to:

•	actual or anticipated changes in our operating results;
•	changes in expectations of our future financial performance;
•	changes in market valuations of comparable companies in our markets;
•	changes in market valuations or expectations of future financial performance of our vendors or customers;
•	changes in our key executives and technical personnel; and,
•	announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

    Due to these factors, the price of our stock may decline. In addition, the stock market experiences volatility that is often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

Item 1B.  Unresolved Staff Comments

    Not applicable.

Item 2.  Properties

    Our principal operating facility, consisting of approximately 126,686 square feet of space in Sunnyvale, California, is leased through July 31, 2011, of which we ceased to use 33,766 square feet in 2010. We have approximately 25,981 square feet of space in Irvine, California, which is leased through November 30, 2012, which we creased to use in 2009 and 29,404 square feet of space in two locations in Shanghai, China, which are leased through April 30, 2010 and June 30, 2010. We also have approximately 5,603 square feet of space in Germany which is leased through December 31, 2009. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations.

    We also lease facilities in Japan, Korea, and Taiwan. We believe that our existing properties are in good condition and suitable for the conduct of our business.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common shares have been traded on the NASDAQ Stock Market since our initial public offering on October 6, 1999. Our common shares trade under the symbol “SIMG”. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low
2009
Fourth Quarter	$2.70	$2.11
Third Quarter	3.39	2.23
Second Quarter	3.19	2.17
First Quarter	$4.44	$2.04
2008
Fourth Quarter	$5.11	$3.08
Third Quarter	7.40	4.95
Second Quarter	7.66	5.00
First Quarter	$5.08	$3.87

    As January 29, 2010, we had approximately 89 holders of record of our common stock and the closing price of our common stock was $2.41. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except employees and per share data)
Statements of Operations Data:
Revenue	$150,589	$274,415	$320,503	$294,958	$212,399
Cost of revenue (1)	69,786	113,726	140,443	121,247	83,105
Gross margin	80,803	160,689	180,060	173,711	129,294
% of revenue	53.7%	58.6%	56.2%	58.9%	60.9%
Research and development (2)	$68,229	$84,819	$77,994	$63,598	$44,860
% of revenue	45.3%	30.9%	24.3%	21.6%	21.1%
Selling, general and administrative (3)	$55,000	$71,719	$70,340	$67,597	$31,438
% of revenue	36.5%	26.1%	21.9%	22.9%	14.8%
Restructuring expense (4)	$22,907	$5,858	$-	$-	$(220)
% of revenue	15.2%	2.1%	-	-	(0.1)%
Impairment of goodwill	$19,210	$-	$-	$-	$-
% of revenue	12.8%	-	-	-	-
Impairment of intangible assets	$28,296	$-	$-	$-	$-
% of revenue	18.8%	-	-	-	-
Income (loss) from operations	$(117,317)	$(8,055)	$28,155	$47,252	$51,572
Net income (loss)	$(129,109)	$10,063	$19,001	$42,465	$49,549
Net income (loss) per share:
Basic	$(1.72)	$0.13	$0.22	$0.51	$0.63
Diluted	$(1.72)	$0.13	$0.22	$0.49	$0.59
Weighted average shares - basic	74,912	75,570	85,557	82,787	79,254
Weighted average shares - diluted	74,912	76,626	87,388	86,791	83,957

Consolidated Balance Sheet and Other Data as of Year End:
Cash and cash equivalents	$29,756	$95,414	$137,822	$81,921	$77,877
Short-term investments	120,866	89,591	111,889	168,724	73,685
Working capital	163,482	186,112	223,688	262,080	152,204
Total assets	225,438	326,541	412,948	380,231	233,021
Other long-term liabilities	9,573	8,064	13,910	538	6,867
Total stockholders' equity	171,519	278,947	313,847	305,222	176,546
Regular full-time employees	526	610	635	442	384

(1) Includes stock-based compensation expense (benefit)	$986	$1,445	$1,597	$2,427	$(1,383)
(2) Includes stock-based compensation expense (benefit)	6,252	7,134	8,411	11,108	(3,851)
(3) Includes stock-based compensation expense (benefit)	10,863	10,893	9,442	13,696	(3,297)
(4) Includes stock-based compensation expense (benefit)	-	14	-	-	-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Silicon Image, Inc. is a leading provider of semiconductor and intellectual property products for the secure storage, distribution and presentation of high-definition content in home and mobile environments.  With a rich history of technology innovation that includes creating industry standards such as DVI and HDMI, our  solutions facilitate the use of digital content amongst consumer electronics, personal computer (PC) and storage devices, with the goal to securely deliver digital content anytime, anywhere and on any device.  Founded in 1995, we are headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Germany, Japan, Korea, and Taiwan.

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

    Revenue from products sold directly to end-users, or to distributors that are not entitled to price concessions and rights of return, is generally recognized when title and risk of loss has passed to the buyer which typically occurs upon shipment. All shipping costs are charged to cost of product revenue.

    Revenue from products sold to distributors with agreements allowing for stock rotations are generally recognized upon shipment.  Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment.

    For products sold to distributors with agreements allowing for price concessions and stock rotation rights/product returns, we recognize revenue based on when the distributor reports that it has sold the product to its customer. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Revenue is not recognized upon our shipment of product to the distributor, since, due to certain forms of price concessions, the sales price is not substantially fixed or determinable at the time of shipment. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Additionally, these distributors have stock rotation rights permitting them to return products to us, up to a specified amount for a given period of time. When the distributor reports that it has sold product to its customer, our sales price to the distributor is fixed. Once we receive the point of sales reports from a distributor, it has satisfied all the requirements for revenue recognition with respect to the product reported as sold and any product returns/stock rotation and price concession rights that the distributor has under its distributor agreement with Silicon Image lapsed at that time. Pursuant to our distributor agreements, older, end-of-life and certain other products are generally sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

     At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor and, until revenue is recognized, record the gross margin in “deferred margin on sale to distributors,” a component of current liabilities in our consolidated balance sheets. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of our distributors’ resale is priced at a discount from list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow us to accurately estimate the portion of the balance in the deferred margin on the sale to distributors line item that will be remitted back to the distributors. In addition to the above, we also reduce the deferred margin by anticipated or determinable future price protections based on revised price lists, if any.

    We derive revenue from license of its internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with our licensees is classified as licensing revenue. Our license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements, we follow the guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 605-25-25, Multiple-Element Arrangements Recognition, previously discussed in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue criteria mentioned above.

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

    For contracts related to licenses of our technology that involve significant modification, customization or engineering services, we recognize revenue in accordance the provisions of FASB ASC No. 605-35-25, Construction-Type and Production-Type Contracts Recognition, previously discussed in Statement Of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues derived from such license contracts are accounted for using the percentage-of-completion method.

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

Financial Instruments

    We account for our investments in debt securities under FASB ASC No. 320-10-25, Investments in Debt and Equity Securities Recognition, previously discussed in Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We adopted the guidance provided by FASB ASC No. 320-10-65, Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments, previously referred to as FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments effective April 1, 2009 and use the guidance therein to assess whether our investments with unrealized loss positions are other than temporarily impaired. Other-than-temporary impairment charges exists when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other than temporary impairments are determined based on the specific identification method and are reported in the consolidated statements of operations.

    The longer the duration of our investment securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. Historically, unrealized losses have been due to changes in interest rates and bond yields.  Due to the high credit quality of such investments, we expect to realize the full value of all these investments upon maturity or sale.

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

Derivative Instruments

    We recognize derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We account for derivative instruments in accordance with FASB ASC No. 815-20-25, Derivatives and Hedging Recognition, previously discussed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the derivative gain (loss) is reported in each reporting period in other income (expense) on the Company’s consolidated statement of operations.

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

    Provisions are recorded for excess and obsolete inventory and are estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months demand are written down to zero (unless specific facts and circumstances warrant no write-down or a write-down to a different value) and the related provision is recorded as a cost of revenue. Once a provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product.

Goodwill, Intangible and Long-lived Assets

    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for a business acquisition and the fair value of the tangible and intangible assets acquired.

    We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB ASC No. 350-20-35, Subsequent Measurement of Goodwill, and FASB ASC No. 350-30-35, Subsequent Measurement of General Intangibles Other Than Goodwill (“ASC 350-30-35”), whose provisions were previously discussed in SFAS No. 142, Goodwill and Other Intangible Assets, require that goodwill be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  We have determined based on the criteria of FASB ASC No. 280-10-50, Segment Reporting Disclosure, previously discussed in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, that we have one reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. We generally determine the fair value of the reporting unit using generally accepted valuation methodology which considers market capitalization and market premiums. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

    For certain long-lived assets, primarily fixed assets and identifiable intangible assets, for example the IP we acquired from Sunplus (refer to Note 12 below), we are required to estimate the useful life of its asset and recognize the cost as an expense over the estimated useful life. We use the straight-line method to depreciate long-lived assets. We evaluate the recoverability of our long-lived assets in accordance with FASB ASC No. 360-10-35, Subsequent Measurement of Property, Plant and Equipment, paragraphs 15-49, Impairment or Disposal of Long-Lived Assets, previously discussed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we compare the carrying amount of long-lived assets to our projection of future undiscounted cash flows attributable to such assets. In the event that the carrying amount exceeds the future undiscounted cash flows, we record an impairment charge to our statement of operations equal to the excess of the carrying amount over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult and requires the use of significant judgment.

    We amortize purchased intangible assets over their estimated useful lives unless these lives are determined to be indefinite. Significant assumptions are inherent and highly subjective in this process.

    We assign the following useful lives to its fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $9.0 million, $10.3 million and $9.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

    We account for income taxes in accordance with the FASB ASC No. 740 (“ASC 740”), previously discussed in SFAS No. 109, Accounting for Income Taxes.

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

    We use an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. In general, a valuation allowance is established to reduce deferred tax assets to their estimated realizable value, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. We evaluate the realization of the deferred tax assets quarterly and will continue to assess the need for valuation allowances. In accordance with ASC 740, we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The provisions under ASC 740 were previously discussed in FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

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

Commitments, Contingencies and Concentrations

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 44.2%, 55.1% and 57.7% of our revenue in 2009, 2008 and 2007, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. In 2009, 59.9% of our revenue was generated through distributors, compared to 60.2% in 2008 and 2007. Microtek comprised 11.9%, 11.8% and 14.2% of our revenue in 2009, 2008 and 2007, respectively. Weikeng Industrial generated 10.3% and 11.5% of our revenue in 2009 and 2008, respectively.  Revenue from World Peace Inc. comprised 14.6% and 13.6% of our revenue in 2008 and 2007, respectively.  Innotech Corporation comprised 10.5% and 15.6% of our revenue in 2008 and 2007, respectively.

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

    A significant portion of our revenue is generated from products sold overseas. Sales (including licensing) to customers in Asia, including distributors, generated 67.3%, 71.2% and 71.7% of our revenue in 2009, 2008 and 2007, respectively. The reason for our geographical concentration in Asia is that most of our products are incorporated into flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. Primarily all revenue to date has been denominated in U.S. dollars.

Recent Accounting Pronouncements

    In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as  Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references for the year ended December 31, 2009.  As such, all the notes to the condensed consolidated financial statements as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

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

    In October 2009, the FASB issued Accounting Standard Update No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this new accounting update on its consolidated financial statements.

    In November 2009, FASB issued Accounting Standard Update No. 2009-14 on Topic 985, Certain Revenue Arrangements That Include Software Elements, previously included in American Iinstitute of Certified Public Accountants SOP No. 97-2, Software Revenue Recognition.  Topic 985 focuses on determining which arrangements are within the scope of the software revenue guidance and which are not. This topic removes tangible products from the scope of the software revenue guidance if the products contain both software and nonsoftware components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. This update is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this new accounting update on its consolidated financial statements.

Annual Results of Operations

    Revenue by product line was as follows:

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Consumer Electronics	$102,391	(38.9)%	$167,599	(21.3)%	$212,910
Personal Computer	8,905	(77.8)%	40,141	17.1%	34,283
Storage	11,372	(55.3)%	25,461	1.1%	25,181
Total product revenue	$122,668	(47.4)%	$233,201	(14.4)%	$272,374
Percentage of total revenue	81.5%		85.0%		85.0%
Licensing revenue	$27,921	(32.3)%	$41,214	(14.4)%	$48,129
Percentage of total revenue	18.5%		15.0%		15.0%
Total revenue	$150,589	(45.1)%	$274,415	(14.4)%	$320,503

    Revenue (including development, licensing and royalty revenues (collectively, “licensing revenue”), by product line):

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Consumer Electronics	$129,178	(35.3)%	$199,591	(19.3)%	$247,205
Personal Computer	8,957	(79.8)%	44,311	8.7%	40,767
Storage Products	12,454	(59.2)%	30,513	(6.2)%	32,531
Total revenue	$150,589	(45.1)%	$274,415	(14.4)%	$320,503

    Total revenue for 2009 was $150.6 million and represented a decline of 45.1% from 2008 levels. Revenue from all our product lines in 2009 decreased when compared to revenues generated in 2008. Revenues in 2009 from Consumer Electronics (“CE”), Personal Computers (“PC”), storage and licensing decreased by 38.9%, 77.8%, 55.3% and 32.3%, respectively, when compared to the revenues generated in these product lines in 2008. Revenues from our product lines decreased by $110.5 million or 47.4% from $233.2 million in 2008 to $122.7 million in 2009. Product shipments in 2009 decreased by approximately 31.1% and average selling price declined by approximately 24.8% when compared to the shipments and average selling prices in 2008, primarily due to the ongoing global recession, increased competition, product mix changes in the DTV market and our ongoing product transition as customers transition from HDMI receivers to more cost effective Port Processors.  Another factor that caused the unit shipments to decrease from fiscal year 2008 to 2009 was the HDMI and SATA integration into PC chip sets.

    We also experienced significant declines in our licensing revenues for the year ended December 31, 2009 as compared to the licensing revenues generated in 2008. Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of the intellectual property we license includes a field of use restriction that prevents the licensee from building products that directly compete with ours in those market segments we have chosen to pursue. Revenue from licensing accounted for 18.5%, 15.0% and 15.0% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in licensing revenues in 2009 as compared to 2008 was due primarily to the overall softening of demand for consumer products as a result of the deterioration of the global economic climate.

    During the first quarter of fiscal year 2010, we expect our revenues to decrease sequentially.

    From time to time, we enter into “direct agreements” for certain of our products for certain identified end customers with our distributors who previously had the rights for price concessions and product returns. The “direct agreements” convert the previously existing distributor relationship for these products and identified customers into a direct customer whereby the distributor does not have price protection or return rights. Revenue for such sales is recorded at the time of shipment.  For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, we recorded $40.1 million, $21.2 million and $31.0 million in revenue under such direct arrangements, respectively.

    Also during the year 2009, as part of our strategic realignment of our distributor relationships, we entered into “sell- in agreements” with some of our distributors for certain products for identified end customers. These “sell-in agreements” do not provide for price protection, but allow limited stock rotation rights. Additionally, at the time of entering into the “sell- in agreements”, the distributors are allowed to convert products which had been previously shipped under the distributor agreement into products under the “sell- in agreements”. As a result of such conversion, the distributors sacrifice the right of price protection, therefore resulting in the price for such products becoming fixed. Products sold to the distributors under the sell-in agreements are recorded as revenue upon shipment (or, in the case of a conversion to sell-in, upon conversion) with an appropriate reserve for expected stock rotation returns recorded at the time of shipment (or at the time of conversion for conversions to sell-in).  The primary reason for the strategic realignment of our distributor relationships towards a direct revenue model and away from the distributor model was to leverage the benefits of the direct model, such as better risk management and increased operational and transactional processing efficiencies.  For the year ended December 31, 2009, we recorded $5.6 million in revenue under sell in arrangements.

    Total revenue for 2008 was $274.4 million and represented a decline of 14.4% from 2007 levels and was primarily driven by declines in sales of our Consumer Electronics products and our licensing revenues, offset partially by an increase in revenues from our Personal Computers (“PC”) products.  In 2008 our customers were transitioning to our newer products, this transition period resulted in lower 2008 revenue compared to 2007. In addition to our product transition, the unfavorable global economic environment impacted product revenue primarily in the fourth quarter of 2008. Revenue for 2007 included approximately $6.7 million of product revenue and cost of revenue included approximately $2.6 million related to distributor sales for the month of December 2007. Historically, the Company had deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company was able to eliminate this delay beginning with the fourth quarter of 2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December 2007.

COST OF REVENUE AND GROSS MARGIN

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Cost of product revenue(1)	$68,574	(39.1)%	$112,539	(16.7)%	$135,168
Cost of licensing revenue(1)	$1,212	2.1%	$1,187	(77.5)%	$5,275
Total cost of revenue	$69,786	(38.6)%	$113,726	(19.0)%	$140,443
Total gross margin	$80,803	(49.7)%	$160,689	(10.8)%	$180,060
Gross margin as a percentage of total revenue	53.7%		58.6%		56.2%
(1) Includes stock-based compensation expense	$986	(31.8)%	$1,445	(9.5)%	$1,597

    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense.  Gross margin was 53.7%, 58.6% and 56.2% for the years ended December 31, 2009, 2008 and 2007, respectively.  Product mix, unfavorable variances and the impact of fixed overhead with lower revenue volume during the year ended December 31, 2009 were the primary reasons for the decrease in cost of revenue and the decrease in gross margin as percentage of revenue. Increased competition in all business lines as reflected in the decline in the average selling price also contributed to the overall decrease in the gross margin in 2009 when compared to 2008.

    The 19.0% decrease in cost of revenue in 2008 as compared with 2007 was primarily due to a decrease in revenue, lower manufacturing and outside processing costs through negotiation, increased use of our testing equipment, improved supply chain efficiencies and better inventory control offset by higher shipping and warehousing fees as a result of an increase in fuel prices.

OPERATING EXPENSES

Research and development	2009	Change	2008	Change	2007
	(Dollars in thousands)
Research and development(1)	$68,229	(19.6)%	$84,819	8.8%	$77,994
Percentage of total revenue	45.3%		30.9%		24.3%
(1) Includes stock-based compensation expense	6,252		7,134		8,411

Research and development (R&D).  R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense, including stock-based compensation expense, was $68.2 million, or 45.3% of revenue for 2009 compared to $84.8 million, or 30.9% of revenue for 2008 and $78.0 million, or 24.3% of revenue for 2007. R&D expense for the year ended December 31, 2009 included stock-based compensation expense of approximately $6.3 million as compared to $7.1 million for the same period in 2008. For the year ended December 31, 2009, approximately $1.1 million of the $6.3 million stock-based compensation expense was related to the cumulative adjustment pertaining to the errors we identified with respect to the stock-based compensation expense as calculated by our third-party software (refer to discussion in Note 5 of our Notes to Consolidated Financial Statements under Item 1 of Part IV).

    R&D expenses decreased by $16.6 million or 19.6% in the year ended December 31, 2009 as compared to the comparable period in 2008, primarily due to lower compensation related expenses as a result of lower headcount due to restructuring activities and lower R&D project related and tape-out expenses, partially offset by the $1.1 million stock-based compensation cumulative adjustment previously mentioned.

    R&D expenses increased $6.8 million or 8.8% in the twelve months ended December 31, 2008 as compared to the comparable period in 2007, due to higher compensation and related expenses and an overall increase in other R&D activities during the year, which resulted in higher tape-out expenses, higher depreciation expenses, which were offset partially by a decline in stock-based compensation expense.

Selling general and administrative	2009	Change	2008	Change	2007
	(Dollars in thousands)
Selling, general and administrative (1)	$55,000	(23.3)%	$71,719	2.0%	$70,340
Percentage of total revenue	36.5%		26.1%		21.9%
(1) Includes stock-based compensation expense	10,863		10,893		9,442

Selling, general and administrative (SG&A).  SG&A expense consists primarily of employee compensation, including stock-based compensation expense, sales commissions, professional fees, marketing and promotional expenses. SG&A expense, including stock-based compensation expense, was $55.0 million, or 36.5% of revenue for 2009 compared to $71.7 million, or 26.1% of revenue for 2008 and $70.3 million, or 21.9% of revenue for 2007. SG&A expense for the years ended December 31, 2009 and 2008 included stock-based compensation expense of approximately $10.9 million. For the year ended December 31, 2009, approximately $2.8 million of the $10.9 million stock-based compensation expense was related to the cumulative adjustment pertaining to the errors we identified with respect to the stock-based compensation expense as calculated by our third-party software (refer to discussion in Note 5 of our Notes to Consolidated Financial Statements under Item 1 of Part IV). SG&A expense for the year ended December 31, 2009 also included $2.0 million professional fees associated with a potential strategic acquisition which we evaluated but decided not to pursue and $1.2 million compensation package provided to the Chief Executive Officer (“CEO”) upon his resignation

    SG&A expense for the year ended December 31, 2009 was $16.7 million or 23.3% lower than in the year ended December 31, 2008 due to lower compensation related expenses and legal expenses, partially offset by the $2.8 million stock-based compensation cumulative adjustment, $2.0 million professional fees and $1.2 million compensation given to the CEO. Had it not been for these one time expenses, SG&A expense for the year ended December 31, 2009 could have been lower by $22.7 million or 31.7% when compared to the SG&A expense for the same period in 2008. The decrease in SG&A expense was mainly attributable to the decrease in head count because of the reduction in forces completed in 2009 and 2008.

    The increase in SG&A expenses of $1.4 million in 2008 as compared to 2007 was primarily due to increased compensation expenses as a result of higher headcount, an increase in stock-based compensation expense as a result of the granting of restricted stock units to employees and executives, higher bad debt expenses partially offset by lower expenses incurred on use of consultants.

Amortization of intangible assets	2009	Change	2008	Change	2007
	(Dollars in thousands)
Amortization of intangible assets	$4,478	(29.5)%	$6,348	78.9%	$3,549
Percentage of total revenue	3.0%		2.3%		1.1%

Amortization of intangible assets.  Amortization of intangible assets was $4.5 million for the year ended December 31, 2009, as compared to $6.3 million for the same period in 2008. The decrease in the amortization of intangible assets was primarily due to the complete amortization of certain intangible assets related to the sci-worx acquisition in 2007 and write-off of the investment in an intellectual property (refer to the impairment discussion in Note 12 of our Notes to Consolidated Financial Statements under Item 1 of Part IV).

    Amortization of intangible assets was $6.3 million for the year ended December 31, 2008, as compared to $3.5 million for the same period in 2007. The increase in the amortization of intangible assets was primarily caused by the commencement of amortization of the investment in an intellectual property in the fourth quarter of 2007 (see further discussion about this investment in Note 12 of our Notes to Consolidated Financial Statements under Item I of Part IV).

Restructuring	2009	Change	2008	Change	2007
	(Dollars in thousands)
Restructuring expense(1)	$22,907	291.0%	$5,858	100.0%	$-
Percentage of total revenue	15.2%		2.1%		-
(1) Includes stock-based compensation expense	$-		$14		$-

    In June and October 2009, we announced restructuring plans to realign and focus our resources on our core competencies and in order to better align its revenues and expenses. The restructuring expense for the year ended December 31, 2009, consists primarily of $22.1 million related to employee severance and benefit arrangements primarily due to the closure of the two Germany sites, a charge of $0.6 million relating to retirement of certain assets and a charge of $0.2 million relating to operating lease termination costs. In October 2009, we decided to restructure our research and development operations resulting in the planned closure of our two sites in Germany (see more discussion about our restructuring activities in Note 10 of our Notes to Consolidated Financial Statements under Item I of Part IV).

    In July 2008 and December 2008, we announced restructuring plans to improve the effectiveness and efficiency of our operating model as part of our program to pursue continuous improvement. The restructuring expense for the year ended December 31, 2008, consists primarily of $4.6 million related to employee severance and benefit arrangements due to the termination of 57 employees, a charge of $1.1 million relating to retirement of certain assets and a charge of $0.2 million relating to operating lease termination costs. We did not have any restructuring charges in the prior fiscal years (see more discussion about our restructuring activities in Note 10 of our Notes to Consolidated Financial Statements under Item I of Part IV).

Impairment of intangible assets.  On October 18, 2009, we determined that, in light of certain changes to out product strategy, the intellectual property licensed from Sunplus Technology Co., Ltd in February 2007 (the “Sunplus IP”) no longer aligned with our product roadmap and therefore would not be used. In connection with the decision to discontinue the use of the Sunplus IP, the Company wrote-off the unamortized balance of the investment in Sunplus IP of $28.3 million and recognized a pre-tax impairment charge of $28.3 million in the consolidated statement of operations under operating expense, “Impairment of Intangible Assets.”   See more discussion about this impairment in Note 12 of our Notes to Consolidated Financial Statements under Item I of Part IV).

Impairment of Goodwill.  During the three months ended March 31, 2009, we assessed goodwill for impairment and noted indicators of impairment including a sustained and significant decline in our stock price, depressed market conditions and declining industry trends. Our stock price had been in a period of sustained decline and the business climate had deteriorated substantially in light of the economic crisis. Based on the result of the impairment analysis that we performed, we determined that the goodwill was impaired. As such, we wrote off the entire goodwill balance and recognized goodwill impairment charge of approximately $19.2 million in the consolidated statement of operations under operating expense, “Impairment of Goodwill.” See more discussion about this impairment in Note 13 of our Notes to Consolidated Financial Statements under Item I of Part IV).

Interest income and other, net	2009	Change	2008	Change	2007
	(Dollars in thousands)
Interest income and other, net	$3,005	(51.9)%	$6,245	(45.2)%	$11,397
Percentage of total revenue	2.0%		2.3%		3.6%

Interest income and other, net.  Interest income and other, net, which principally includes interest income, in 2009 decreased by 51.9% when compared to the same period in 2008. Interest income and other decreased by 45.2% for the year ended December 31, 2008 when compared to the same period in 2007. The decrease in interest income from 2007 to 2008 and 2008 to 2009 was primarily driven by the lower average total cash balances as a result of the cash used in operations in 2009 and the stock repurchase payments made during the first nine months of 2008. The decline in interest rates also contributed to the sequential decrease in interest income.

Provision (benefit) for income taxes	2009	Change	2008	Change	2007
	(Dollars in thousands)
Provision (benefit) for income taxes	$14,797	(224.6)%	$(11,873)	(157.8)%	$20,551
Percentage of total revenue	9.8%		(4.3)%		6.4%

Provision (benefit) for income taxes.  For the year ended December 31, 2009, we recorded an income tax provision of $14.8 million, compared to income tax benefit of $11.9 million in 2008 and income tax provision of $20.6 million in 2007. Our effective income tax rate was 13% in 2009. In 2009, the difference between the expense for income taxes and the income tax benefit determined by applying the statutory federal income tax rate of 35% was due primarily to the following items: (1) $43.0 million of  tax expense related to a valuation allowance being recorded to offset deferred taxes recorded on the balance sheet, (2) $3.8 million of expense associated with the geographic and tax jurisdictional mix of earnings within the Company’s global business structure, (3) $7.6 million of tax expense associated with stock-based compensation expense being reversed for tax purposes, (4) $5.3 million expense of foreign unbenefited  losses, and (5) $3.8 million tax expense associated with non-deductible goodwill write-off for book purposes.  Offsetting these expenses are benefits of: (1) $5.6 million related to a worthless stock deduction for its investment in the Company’s German subsidiary, and (2) $3.2 million related to federal and state research and development tax credits generated during 2009.

    For the year ended December 31, 2008, we recorded an income tax benefit of $11.9 million, compared to income tax expense of $20.6 million in 2007. Our effective income tax rate was 656% in 2008. In 2008, the difference between the benefit for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to the following items: (1) $5.0 million of tax benefits related to the geographic and tax jurisdictional mix of earnings within the Company’s global business structure, (2) $4.2 million of tax benefits associated with research and development tax credits and related FIN 48 reserves re-evaluated by the Company during the fourth quarter of 2008 upon completion of a study of credits claimed through 2007, (3) $1.6 million of tax benefits related to federal and state research and development tax credits generated during 2008, and (4) $0.9 million of tax benefits associated with tax exempt interest income.

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

Liquidity and Capital Resources

	2009	Change	2008	Change	2007
	(Dollars in thousands)
Cash and cash equivalents	$29,756	$(65,658)	$95,414	$(42,408)	$137,822
Short term investments	120,866	31,275	89,591	(22,298)	111,889
Total cash, cash equivalents and short term investments	$150,622	$(34,383)	$185,005	$(64,706)	$249,711
Percentage of total assets	66.8%		56.6%		60.5%

Total current assets	$207,828	(17,814)	$225,642	$(83,237)	$308,879
Total current liabilities	(44,346)	(4,816)	(39,530)	45,661	(85,191)
Working capital	$163,482	$(22,630)	$186,112	$(37,576)	$223,688

Cash provided by (used in) operating activities	$(29,664)	$(55,305)	$25,641	$(41,502)	$67,143
Cash provided by (used in) investing activities	(38,066)	(52,891)	14,825	3,009	11,816
Cash (used in) provided by financing activities	1,354	83,506	(82,152)	(58,980)	(23,172)
Effect of exchange rate changes on cash & cash equivalents	718	1,440	(722)	(836)	114
Net increase (decrease) in cash and cash equivalents	$(65,658)	$(23,250)	$(42,408)	$(98,309)	$55,901

    At December 31, 2009, we had $163.5 million of working capital including $150.6 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased by $34.4 million from $185.0 million in 2008 to $150.6 million in 2009 primarily due to the cash used in operating and investment activities for the year ended December 31, 2009.

    The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, inventories and deferred income taxes reduced by accounts payable, accrued and other current liabilities, deferred license revenue, and deferred margin on sales to distributors. Working capital at December 31, 2009 decreased by approximately $22.6 million when compared to the working capital at December 31, 2008 primarily due to the decreases in cash and cash equivalents and short-term investments, the increase in operating assets, such as accounts receivable and prepaid expenses and other current assets and the decrease in deferred margin on sales to distributors, partially offset by the decrease in inventories and the increase in operating liabilities, such as accounts payable and accrued and other liabilities.

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

    During 2009, we did not repurchase shares of stock.

    We believe that our current cash, cash equivalents and short-term investment balances together with income derived from sales of our products and licensing will be sufficient to meet our liquidity requirements for at least the next twelve months.

Operating Activities

    The $29.7 million cash used in operating activities during the year ended December 31, 2009 was primarily due to the cash used for working capital as a result of the increase in operating assets, such as accounts receivable and prepaid expenses and other current assets and decrease in deferred margin on sales to distributors, partially offset by the decrease in inventories and the increase in operating liabilities, such as accounts payable and accrued liabilities and other current liabilities.

    Net accounts receivable increased to $21.7 million at December 31, 2009 as compared to $5.9 million at December 31, 2008 primarily due to the timing of invoicing, distributor price protection credits and collection. Prepaid expenses and other current assets increased by $11.8 million primarily due to income tax receivable and prepayment for certain R&D engineering services. Deferred margin on sales to distributors decreased by $3.9 million because of lower activities with our distributors.  Inventory decreased by $5.0 million primarily due to our tighter inventory management and lower inventory requirements for the first quarter of fiscal year 2010.  Accounts payable increased by $3.6 million mainly because of the timing of vendor payments. Accrued and other liabilities increased by $6.4 million primarily due to the $13.8 million increase in restructuring accrual, partially offset by the decreases in bonus accrual of approximately $1.6 million, accrued payroll and other payroll related expenses of approximately $2.6 million, accruals for software and IP liabilities of approximately $2.5 million and other miscellaneous accruals. The decrease in bonus accruals was due to the elimination of the bonus program in 2009 while the decrease in accrued payroll and other payroll related expenses was primarily due to (1) decrease in accrued commissions due to lower sales; and, (2) decrease in ESPP liability due to lower participation in 2009 compared to 2008.

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

    Net accounts receivable decreased to $6.0 million at December 31, 2008 as compared to $21.3 million at 2007 due to increased collection, and distributor price protection credits and lower invoicing activity, due to deterioration in the global economic environment, in the month of December 2008. Inventories decreased to $12.8 million as of December 31, 2008 from $20.2 million as of December 31, 2007 primarily due to efficient inventory management practices, and a reduced inventory build plan compared to the same period a year ago in response to the deterioration in the economic climate. Our inventory turns decreased to 6.8 at December 31, 2008 as compared to 7.1 at December 31, 2007. Inventory turns are computed on an annualized basis, using the most recent quarter results and are a measure of the number of times inventory is replenished during the year. Accounts payable decreased to $7.2 million at December 31, 2008 as compared to $17.9 million at December 31, 2007 due to the timing of vendor payments and decrease in the inventory balance at December 31, 2008. Deferred margin on sales to distributors decreased by $19.6 million in 2008 as compared to 2007, as a result of reduced inventory at distributors due to the deterioration in the economic environment in December 2008.

Investing Activities

    The $38.1 million cash used in investing activities during the year ended December 31, 2009 was due primarily to net purchases of short-term investments of approximately $34.0 million and net investment in property and equipment of approximately $4.1 million. During the year ended December 31, 2009, we purchased $165.1 million and sold $131.1 million short-term investments.

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

    We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment in 2009, 2008 and 2007 related mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

    The $1.4 million cash generated from our financing activities during the year ended December 31, 2009 was primarily due to the proceeds from issuances of common stock of approximately $2.8 million, partially offset by payments to vendor of financed purchases of software and intangibles of approximately $1.2 million and cash used to repurchase restricted stock units for income tax withholding of approximately $0.3 million.

    In 2008, net cash used in financing activities was $82.2 million, consisting primarily of repurchases of common stock of $68.2 million, payment of $19.3 million  in connection with the financing of intangibles and software purchased, partially offset by the proceeds from stock options exercises and purchases under our employee stock purchase program (ESPP) of $4.8 million. Net cash used in financing activities in 2007 consisted primarily of repurchases of common stock of $38.1 million, partially offset by proceeds from stock option exercises and purchases under our ESPP of $12.9 million.

Cash Requirements and Commitments

    In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases and any strategic acquisitions, in addition we have approximately $11.6 million in commitments for fiscal years including and beyond 2010 as disclosed in the operating lease and other commitments table below.

Lease and Other Obligations

    In December 2009, we entered into an R&D Engineering Services Agreement with an engineering services firm. The Company will pay the R&D engineering services firm a total fee of up to 6 million Euros ($8.6 million) over a two-year period from December 2009 to December 2011.

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

    We also lease office space in China, Germany, Japan, Korea, and Taiwan.

    Rent expense totaled $4.1 million, $5.1 million and $3.8 million in 2009, 2008 and 2007, respectively. Future minimum lease payments under operating leases have not been reduced by expected sub lease rental income or by the amount of our restructuring accrual that relates to the leased facilities.

    Our future operating lease and R&D engineering services commitments at December 31, 2009 are as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Engineering services commitments	$7,508	$4,290	$3,218	$-	$-
Operating lease obligations	4,108	2,643	1,465	-	-
Total	$11,616	$6,933	$4,683	$-	$-

    The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section,” previously contained in FIN 48 “Accounting for Uncertainty in Income Taxes,” as the Company is unable to reasonably estimate the ultimate amount or timing of settlement. See Note 3, “Income Taxes,” above for further discussion.

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

    Global credit and financial markets have experienced extreme disruptions since mid 2008, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of December 31, 2009, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $150.6 million. A sensitivity analysis was performed on our investment portfolio as of December 31, 2009. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

    The following represents the potential change to the value of our investments given a shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$427,000	$854,000	$1,281,000

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

    Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and short-term investments and accounts receivable. A majority of our cash and investments are maintained with a major financial institutions headquartered in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from investments held at these financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations and financial institutions of high credit standing.

    We perform on-going credit evaluations of our customers’ financial condition and may require collateral, such as letters of credit, to secure accounts receivable if deemed necessary. We maintain an allowance for potentially uncollectible accounts receivable based on our assessment of collectability.

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, British Pound, the South Korean Won, Taiwan Dollar and the Chinese Yuan. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  As of December 31, 2009 and 2008, cash held in foreign countries was approximately $8.4 million and $1.2 million, respectively. The following represents the potential impact of a change in the value of the U.S. dollar compared to the Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar and Korean Won for the years ended December 31, 2009 and 2008.  This sensitivity analysis aggregates our annual activity in these currencies, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10%.

Fiscal Year 2009

5.0%	7.5%	10.0%
$1.9 million	$2.9 million	$3.9 million

Fiscal Year 2008

5%	7.5%	10.0%
$1.3 million	$2.0 million	$2.7 million

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,

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

    Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal controls over financial reporting during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

Sunnyvale, California

We have audited the internal control over financial reporting of Silicon Image, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 12, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 12, 2010

Item 9B.  Other Information

    Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

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

Part IV Table of Contents

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
Assets
Current Assets:
Cash and cash equivalents	$29,756	$95,414
Short-term investments	120,866	89,591
Accounts receivable, net of allowances for doubtful accounts of $1,428 at December 31, 2009 and $1,778 at December 31, 2008	21,664	5,922
Inventories	7,746	12,775
Prepaid expenses and other current assets	27,512	15,275
Deferred income taxes	284	6,665
Total current assets	207,828	225,642
Property and equipment, net	14,449	19,394
Deferred income taxes, non-current	2,336	28,193
Intangible assets, net	150	32,921
Goodwill	-	19,210
Other assets	675	1,181
Total assets	$225,438	$326,541
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,141	$7,278
Accrued and other current liabilities	28,150	23,023
Deferred license revenue	3,111	2,348
Deferred margin on sales to distributors	2,944	6,881
Total current liabilities	44,346	39,530
Other long-term liabilities	9,573	8,064
Total liabilities	53,919	47,594
Commitments and contingencies (Notes 4 and 7)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 75,419,173 - 2009 and 74,070,293 - 2008	93	92
Additional paid-in capital	463,189	442,228
Treasury stock	(106,562)	(106,276)
Accumulated deficit	(186,139)	(57,030)
Accumulated other comprehensive income (loss)	938	(67)
Total stockholders’ equity	171,519	278,947
Total liabilities and stockholders’ equity	$225,438	$326,541

See accompanying Notes to Consolidated Financial Statements.

Part IV Table of Contents

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenue:
Product	$122,668	$233,201	$272,374
Licensing	27,921	41,214	48,129
Total revenue	150,589	274,415	320,503
Cost of revenue and operating expenses:
Cost of product revenue (1)	68,574	112,539	135,168
Cost of licensing revenue	1,212	1,187	5,275
Research and development (2)	68,229	84,819	77,994
Selling, general and administrative (3)	55,000	71,719	70,340
Restructuring expense (4) (Note 10)	22,907	5,858	-
Impairment of intangible assets (Note 12)	28,296	-	-
Impairment of goodwill (Note 13)	19,210	-	-
Amortization of intangible assets	4,478	6,348	3,549
Patent assertion costs, net	-	-	22
Total cost of revenue and operating expenses	267,906	282,470	292,348
Income (loss) from operations	(117,317)	(8,055)	28,155
Interest income	2,874	4,660	11,346
Other income, net	131	1,585	51
Income (loss) before provision for income taxes	(114,312)	(1,810)	39,552
Income tax expense (benefit)	14,797	(11,873)	20,551
Net income (loss)	$(129,109)	$10,063	$19,001

Net income (loss) per share – basic and diluted	$(1.72)	$0.13	$0.22
Weighted average shares – basic	74,912	75,570	85,557
Weighted average shares – diluted	74,912	76,626	87,388

(1) Includes stock-based compensation expense	$986	$1,445	$1,597
(2) Includes stock-based compensation expense	6,252	7,134	8,411
(3) Includes stock-based compensation expense	10,863	10,893	9,442
(4) Includes stock-based compensation expense	-	14	-

See accompanying Notes to Consolidated Financial Statements.

Part IV Table of Contents

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Total

Balance at January 1, 2007	86,484	$87	$386,258	$-	$(80,964)	$(159)	$305,222
Net income	-	-	-	-	19,001	-	19,001
Unrealized net gain on available-for-sale investments, net of tax	-	-	-	-		204	204
Foreign currency translation adjustments, net of tax	-	-	-	-	-	105	105
Total comprehensive income	-	-	-	-	-	-	19,310
Effect of adoption of a new income tax accounting standard	-	-	-	-	(5,130)	-	(5,130)
Common stock issued under stock option plans	2,324	2	9,358	-	-	-	9,360
Common stock issued for ESPP	505	1	3,548	-	-	-	3,549
Repurchase of common stock	(5,000)	-	-	(38,096)	-	-	(38,096)
Tax benefit from employee stock-based compensation plans	-	-	182	-	-	-	182
Stock-based compensation expense	-	-	19,450	-	-	-	19,450
Balance at December 31, 2007	84,313	90	418,796	(38,096)	(67,093)	150	313,847
Net income	-	-	-	-	10,063	-	10,063
Unrealized net gain on available-for-sale investments, net of tax	-	-	-	-	-	219	219
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(436)	(436)
Total comprehensive income	-	-	-	-	-	-	9,846
Common stock issued under stock option plans	487	1	1,711	-	-	-	1,712
Common stock issued for ESPP	808	1	3,045	-	-	-	3,046
Repurchase of common stock	(11,538)	-	-	(68,180)	-	-	(68,180)
Tax deficiency from employee stock-based compensation plans	-	-	(810)	-	-	-	(810)
Stock-based compensation expense	-	-	19,486	-	-	-	19,486
Balance at December 31, 2008	74,070	92	442,228	(106,276)	(57,030)	(67)	278,947
Net loss					(129,109)	-	(129,109)
Unrealized net gain on available-for-sale investments, net of tax	-	-	-	-	-	251	251
Foreign currency translation adjustments, net of tax	-	-	-	-	-	754	754
Total comprehensive loss	-	-	-	-	-	-	(128,104)
Common stock issued under stock option plans	295	-	403	-	-	-	403
Issuances of restricted stock units	261	-	-	-	-	-	-
Repurchase of restricted stock units for tax withholding	(94)	-	-	(286)	-	-	(286)
Common stock issued for ESPP	887	1	2,401	-	-	-	2,402
Tax benefit from employee stock-based compensation plans	-	-	56	-	-	-	56
Stock-based compensation expense	-	-	18,101	-	-	-	18,101
Balance at December 31, 2009	75,419	$93	$463,189	$(106,562)	$(186,139)	$938	$171,519

See accompanying Notes to Consolidated Financial Statements

Part IV Table of Contents

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:	(In thousands)
Net income (loss)	$(129,109)	$10,063	$19,001
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	32,238	(10,896)	1,195
Impairment of intangible assets	28,296	-	-
Impairment of goodwill	19,210	-	-
Stock-based compensation expense	18,101	19,486	19,450
Depreciation	8,960	10,349	9,464
Amortization of intangible assets	4,478	6,348	3,549
Amortization/(Accretion) of investment premium/(discount)	3,045	1,189	(524)
Loss on asset write-downs due to restructuring	649	1,063	-
Loss on disposal and retirement of property and equipment	180	554	1,270
Tax benefit (deficiency) from employee stock-based compensation plans	56	(810)	182
Provision for doubtful accounts	23	1,218	334
Excess tax benefits from employee stock-based transactions	(85)	(548)	(2,543)
Realized loss (gain) on sale of short-term investments	(7)	(301)	18
Changes in assets and liabilities:
Accounts receivable	(15,756)	14,114	21,430
Inventories	5,029	7,423	8,280
Prepaid expenses and other current assets	(11,768)	(1,303)	(7,999)
Accounts payable	3,600	(10,684)	1,857
Accrued and other liabilities	6,370	(550)	(14,227)
Deferred license revenue	763	(1,512)	(2,325)
Deferred margin on sales to distributors	(3,937)	(19,562)	8,731
Cash provided by (used in) operating activities	(29,664)	25,641	67,143
Cash flows from investing activities:
Purchases of short-term investments	(165,144)	(224,499)	(79,473)
Proceeds from sales of short-term investments	131,082	246,370	137,135
Purchases of property and equipment	(4,124)	(7,046)	(13,388)
Proceeds from sale of property and equipment	120	-	43
Payments for intellectual property	-	-	(18,750)
Business combination, net of cash acquired	-	-	(13,751)
Cash provided by (used in) investing activities	(38,066)	14,825	11,816
Cash flows from financing activities:
Proceeds from issuances of common stock	2,805	4,758	12,909
Excess tax benefits from employee stock-based transactions	85	548	2,543
Payments for vendor financed purchases of software and intangibles	(1,250)	(19,278)	(528)
Repurchase of restricted stock units for income tax withholding	(286)	-	-
Payments to acquire treasury stock	-	(68,180)	(38,096)
Cash provided by (used in) financing activities	1,354	(82,152)	(23,172)
Effect of exchange rate changes on cash and cash equivalents	718	(722)	114
Net increase (decrease) in cash and cash equivalents	(65,658)	(42,408)	55,901
Cash and cash equivalents - beginning of year	95,414	137,822	81,921
Cash and cash equivalents - end of year	$29,756	$95,414	$137,822
Supplemental cash flow information:
Refund (cash payment) for income taxes	$8,236	$(3,624)	$(36,316)
Restricted stock units vested	$793	$-	$-
Property and equipment purchased but not paid for	$779	$79	$1,566
Unrealized net gain on short-term investments	$251	$219	$204
Intangibles purchased not paid for	$-	$-	$21,250

See accompanying Notes to Consolidated Financial Statements.

Part IV Table of Contents

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

Basis of presentation

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock-based compensation, cash equivalents and short-term investments, allowance for doubtful accounts, inventories, goodwill intangible and long-lived assets, income taxes, deferred tax assets, guarantees indemnification and warranty liabilities, restructuring expenses, commitments contingencies, and legal matters. The consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of intercompany balances and transactions.

Revenue Recognition

    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

    Revenue from products sold directly to end-users, or to distributors that are not entitled to price concessions and rights of return, is generally recognized when title and risk of loss has passed to the buyer which typically occurs upon shipment. All shipping costs are charged to cost of product revenue.

    Revenue from products sold to distributors with agreements allowing for stock rotations is generally recognized upon shipment.  Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment.

    For products sold to distributors with agreements allowing for price concessions and stock rotation rights/product returns, the Company recognizes revenue based on when the distributor reports that it has sold the product to its customer. The Company’s recognition of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Revenue is not recognized upon the Company’s shipment of the product to the distributor, since, due to certain forms of price concessions, the sales price is not substantially fixed or determinable at the time of shipment. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Additionally, these distributors have stock rotation rights permitting them to return products to the Company, up to a specified amount for a given period of time. When the distributor reports that it has sold product to its customer, our sales price to the distributor is fixed. Once the Company receives the point of sales reports from the distributor, it has satisfied all the requirements for revenue recognition with respect to the product reported as sold and any product returns/stock rotation and price concession rights that the distributor has under its distributor agreement with the Company lapsed at that time. Pursuant to the Company’s distributor agreements, older, end-of-life and certain other products are generally sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

    Revenue for 2007 included approximately $6.7 million of product revenue and cost of revenue includes approximately $2.6 million related to distributor sales for the month of December 2007. Historically, the Company had deferred the recognition of sell-through revenue from distributor sales for the third month of a quarter until the following quarter due to the unavailability of reliable sell-through information in a timely manner. As a result of improved business processes, the Company was able to eliminate this delay beginning with the fourth quarter of 2007, resulting in fiscal year 2007 revenue including an additional month of product revenue from distributor sales in December 2007. This one-time effect of the inclusion of an additional month of revenue for fiscal year 2007 was an increase to net income by approximately $2.6 million and an increase to net income per share, basic and diluted, by approximately $0.03.

    At the time of shipment to distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor and, until revenue is recognized, records the gross margin in “deferred margin on sale to distributors”, a component of current liabilities in its consolidated balance sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin the Company recognizes in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. The Company sells each item in its product price book to all of its distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of the Company’s distributors’ resale is priced at a discount from the list price. Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributor’s original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to the distributors does not allow the Company to accurately estimate the portion of the balance in the deferred margin on the sale to distributors that will be remitted back to the distributors. In addition to the above, the Company also reduces the deferred margin by anticipated or determinable future price protections based on revised price lists, if any.

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

    Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue the Company recognizes is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, the Company relies upon actual royalty reports from its customers when available and relies upon estimates in lieu of actual royalty reports when it has a sufficient history of receiving royalties from a specific customer for it to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of the Company’s use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. In cases where royalty reports and other information are not available to allow the Company to estimate royalty revenue, the Company recognizes revenue only when royalty reports are received.

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

Stock-based Compensation

    The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC No.  718-10-30, Stock Compensation Initial Measurement,  previously discussed in SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors including employee stock options, restricted stock units (“RSUs”), performance share awards and employee stock purchases under the Company’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values.  Following the provisions of FASB ASC No. 718-50-25, Employee Share Purchase Plans Recognition, previously discussed in SFAS 123R,  the Company’s ESPP is considered a compensatory plan, therefore, the Company is required to recognize compensation cost for grants made under the ESPP.   The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach, which incorporates various assumptions including volatility, risk-free interest rate, expected life, and dividend yield. Management estimates volatility for a given option grant by evaluating the historical volatility of the period immediately preceding the option grant date that is at least equal in length to the option’s expected term. Consideration is also given to unusual events (either historical or projected) or other factors that might suggest that historical volatility will not be a good indicator of future volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time. In accordance with FASB ASC No. 718-10-35, Subsequent Measurement of Stock Compensation, previously discussed in SFAS 123R, the Company recognizes stock-based compensation expense, net of estimated forfeitures, on a straight-line basis for all share-based payment awards over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

Financial Instruments

    The Company accounts for its investments in debt securities under FASB ASC No. 320-10-25, Investments in Debt and Equity Securities Recognition, previously discussed in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. The Company adopted the guidance provided by FASB ASC No. 320-10-65, Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments, previously referred to as FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments effective April 1, 2009 and uses the guidance therein to assess whether its investments with unrealized loss positions are other than temporarily impaired. Other-than-temporary impairment charges exists when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other than temporary impairments are determined based on the specific identification method and are reported in the consolidated statements of operations.

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

    The Company complies with the provisions of FASB ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), previously referred to as SFAS No. 157, Fair Value Measurements in measuring fair value and in disclosing fair value measurements as adopted effective on January 1, 2008.   ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures- Subsequent Measurement (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35-3 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

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

    Further information about the Company financial instruments can be found in Note 11 below.

Derivative Instruments

    The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company accounts for derivative instruments in accordance with FASB ASC No. 815-20-25, Derivatives and Hedging Recognition, previously discussed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the derivative gain (loss) is reported in each reporting period in other income (expense) on the Company’s consolidated statement of operations.

Concentration of Credit Risk

    The Company’s customer base for its products is concentrated with a small number of distributors. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable. The Company places its cash equivalents and short-term investments in investment-grade, highly liquid debt instruments and limits the amount of credit exposure to any one issuer.

Supplier Concentration

    Certain of the raw materials and components used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain of such materials or components, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations.

Allowance for Doubtful Accounts

    The Company reviews collectability of accounts receivable on an on-going basis and provides an allowance for amounts it estimates may not be collectible. During the Company’s review, it considers its historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency. Delinquent account balances are written-off after the Company has determined that the likelihood of collection is remote. The table below presents the changes in the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(In thousands)
Balance at January 1	$1,778	$1,565	$235
Provision for doubtful accounts	552	1,218	1,868
Write offs/recoveries	(902)	(1,005)	(538)
Balance at December 31	$1,428	$1,778	$1,565

Inventories

    The Company records inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for variances between standard and actual. Standard costs are determined based on the Company’s estimate of material costs, manufacturing yields, costs to assemble, test and package its products and allocable indirect costs. The Company records differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statement of operations in order to state the inventories at actual costs on a FIFO basis. Standard costs are evaluated quarterly.

    Provisions are recorded for excess and obsolete inventory and are estimated based on a comparison of the quantity and cost of inventory on hand to the Company’s forecast of customer demand. Customer demand is dependent on many factors and requires the Company to use significant judgment in its forecasting process. The Company must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months forecasted demand are written down to zero (unless specific facts and circumstances warrant no write-down or a write-down to a different value) and the related provision is recorded as a cost of revenue. Once a provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods the Company forecasts demand for the product.

Goodwill, Intangible and Long-lived Assets

    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of tangible and intangible assets acquired.

    The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB ASC No. 350-20-35, Subsequent Measurement of Goodwill, and FASB ASC No. 350-30-35, Subsequent Measurement of General Intangibles Other Than Goodwill (“ASC 350-30-35”), whose provisions were previously discussed in SFAS No. 142, Goodwill and Other Intangible Assets, require that goodwill be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  The Company has determined based on the criteria of FASB ASC No. 280-10-50, Segment Reporting Disclosure, previously discussed in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, that it has one reporting unit (see Note 6). If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The Company generally determines the fair value of the reporting unit using generally accepted valuation methodology which considers market capitalization and market premiums. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

    For certain long-lived assets, primarily fixed assets and identifiable intangible assets, for example the Company’s IP acquired from Sunplus (refer to Note 12), the Company is required to estimate the useful life of its asset and recognize the cost as an expense over the estimated useful life. The Company uses the straight-line method to depreciate long-lived assets. The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC No. 360-10-35, Subsequent Measurement of Property, Plant and Equipment, paragraphs 15-49, Impairment or Disposal of Long-Lived Assets, previously discussed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company compares the carrying amount of long-lived assets to its projection of future undiscounted cash flows, attributable to such assets. In the event that the carrying amount exceeds the future undiscounted cash flows, the Company records an impairment charge to its statement of operations equal to the excess of the carrying amount over the asset’s fair value. Predicting future cash flows attributable to a particular asset is difficult and requires the use of significant judgment.

    The Company assigns the following useful lives to its fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $9.0 million, $10.3 million and $9.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

    The Company accounts for income taxes in accordance with the FASB ASC No. 740 (“ASC 740”), previously discussed in SFAS No. 109, Accounting for Income Taxes.

    The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

    The Company uses an asset and liability approach for accounting of deferred taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements, but have not been reflected in its taxable income. In general, a valuation allowance is established to reduce deferred tax assets to their estimated realizable value, if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company evaluates the realization of the deferred tax assets quarterly and will continue to assess the need for valuation allowances. In accordance with ASC 740, the Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The provisions under ASC 740 were previously discussed in FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

    At December 31, 2009, the Company had gross deferred tax assets, related primarily to stock-based compensation, accruals and reserves that are not currently deductible, depreciable and amortizable items, net operating loss, and tax credit carry forwards of $45.6 million, which have been offset by a $43.0 million of valuation allowance. At December 31, 2008, the Company had gross deferred tax assets, related primarily to stock-based compensation, accruals and reserves that are not currently deductible, depreciable and amortizable items, and tax credit carry forwards of $34.9 million.

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

    At the time of revenue recognition, the Company provides an accrual for estimated costs (included in accrued liabilities in the accompanying consolidated balance sheets) to be incurred pursuant to its warranty obligation. The Company’s estimate is based primarily on historical experience. The accrual and the related expense for known issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures, and considering the historical rate of payments on indemnification claims, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Restructuring Expenses

    The Company records provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with FASB ASC No. 712-10-25, Nonretirement Postemployment Benefits Recognition, previously discussed in SFAS No. 112, Employers’ Accounting for Postemployment Benefits. One-time termination benefits and contract settlement and lease costs are recorded in accordance with FASB ASC No. 420-10-25, Exit or Disposal Cost Obligations Recognition, previously discussed in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. At each reporting date, the Company evaluates its accruals related to workforce reduction charges, contract settlement and lease costs to ensure that these accruals are still appropriate. Restructuring expense accruals related to future lease commitments on exited facilities include estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. Increases or decreases to the accruals for changes in estimates are classified as restructuring expenses in the consolidated statement of operations.

Foreign Currency Translation

    The Company accounts for foreign currency transactions in accordance with FASB ASC No. 830-20, Foreign Currency Transactions, and FASB ASC No. 830-30, Translation of Financial Statements, previously discussed in SFAS No. 52, Foreign Currency Translation. The Company determines the functional currency for its foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. The functional currency for the Company’s foreign subsidiaries is the local country’s currency. Consequently, revenues and expenses of operations outside United States are translated into United States dollars (“USD”) using the average exchange rate, while assets and liabilities of operations outside United States are translated into USD using the exchange rate in effect on the balance sheet date. The effect of these foreign currency translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Monetary balance sheet items of the Company and its subsidiaries denominated in a foreign currency other than the applicable functional currency are re-measured using the exchange rate in effect on the balance sheet date and any adjustments arising from re-measurements are included in other income (expense) in the consolidated statements of operations.

Research and Development

    Research and development costs are expensed as incurred. It is the Company’s policy to record a reduction to research and development expense for funding received from outside parties for research and development projects. During the years ended December 31, 2009 and 2008, the Company recorded a reduction to research and development expense totaling approximately $0.3 million and $0.5 million, respectively, related to funding received from outside parties for one engineering project. There was no funding received in 2007.

Net Income (Loss) Per Share

    Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase and diluted net income (loss) per share is computed using weighted-average number of common shares and diluted equivalents outstanding during the period, if any , determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss)	$(129,109)	$10,063	$19,001
Denominator:
Weighted-average shares - basic	74,912	75,570	85,557
Weighted-average shares - diluted	74,912	76,626	87,388

Net income (loss) per share - basic and diluted	$(1.72)	$0.13	$0.22

    The table below is a reconciliation of the weighted-average common shares used to calculate basic net income (loss) per share to the weighted-average common shares used to calculate diluted net income (loss) per share (in thousands):

	Year Ended December 31,
	2009	2008	2007
Weighted-average common shares for basic net income (loss) per share	74,912	75,570	85,557
Weighted-average dilutive stock options and restricted stock units outstanding under the treasury stock method	-	1,056	1,831
Weighted-average shares - diluted	74,912	76,626	87,388

    The weighted-average securities that were anti-dilutive and excluded from the net loss per share calculations were approximately 13.4 million for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, approximately 12.4 million and 11.3 million weighted-average securities were excluded from the calculation of diluted net income per share, respectively, because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

    In June 2009, the FASB issued ASC No. 105, Generally Accepted Accounting Principles (“GAAP”) (“ASC 105” or “FASB Codification”), previously referred to as   SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references.  As such, all the notes to the condensed consolidated financial statements have been updated with the appropriate FASB Codification references.

    In December 2007, the FASB issued ASC No. 805, Business Combinations (“ASC 805”), previously referred to as  SFAS 141 (revised 2007), Business Combinations.  ASC 805 significantly changed current practices regarding business combinations. Among the more significant changes, ASC 805 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 805 on January 1, 2009 and the adoption did not have a significant impact on the Company’s consolidated financial statements. However, if the Company enters into material business combinations in the future, a transaction may significantly impact the Company’s consolidated financial statements as compared to the Company’s previous acquisitions accounted for under prior GAAP requirements, due to the changes described above.

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

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this new accounting update  on its consolidated financial statements.

In November 2009, FASB issued Accounting Standard Update No. 2009-14 on Topic 985, Certain Revenue Arrangements That Include Software Elements, previously included in American Iinstitute of Certified Public Accountants SOP No. 97-2, Software Revenue Recognition.  Topic 985 focuses on determining which arrangements are within the scope of the software revenue guidance and which are not. This topic removes tangible products from the scope of the software revenue guidance if the products contain both software and nonsoftware components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. This update is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this new accounting update on its consolidated financial statements.

NOTE 2 — CONSOLIDATED BALANCE SHEET COMPONENTS

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Classified as current assets:
Cash	$22,236	$-	$-	$22,236
Cash equivalents:
Commercial paper	7,500	-	-	7,500
Money market funds	20	-	-	20
Total cash equivalents	7,520	-	-	7,520
Total cash and cash equivalents	29,756	-	-	29,756

Short-term investments:
Municipal bonds	$105,577	$588	$-	$106,165
Corporate securities	10,944	75	-	11,019
United States government agencies	3,371	11	-	3,382
Money market funds	300	-	-	300
Total short-term investments	120,192	674	-	120,866
Total cash and cash equivalents and short-term investments	$149,948	$674	$-	$150,622

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2009.

	Market Value	Amortized Cost
Contractual maturity
Less than 1 year	$85,768	$85,321
1-5 years	35,098	34,871
Total	$120,866	$120,192

    Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Classified as current assets:
Cash	$79,027	$-	$-	$79,027
Cash equivalents:
Money market funds	16,387	-	-	16,387
Total cash and cash equivalents	95,414	-	-	95,414
Short-term investments:
Municipal bonds	89,168	423	-	89,591
Total cash and cash equivalents and short-term investments	$184,582	$423	$-	$185,005

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2008.

	Market Value	Amortized Cost
	(In thousands)
Contractual maturity
Less than 1 year	$74,453	$74,196
1-5 years	15,138	14,972
Total	$89,591	$89,168

Components of inventory, prepaid expenses and other current assets and property and equipment consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Inventories:
Raw materials	$2,800	$4,962
Work in process	916	545
Finished goods	4,030	7,268
	$7,746	$12,775
Prepaid expense and other current assets:
Income tax receivable	$21,405	$10,372
Others	6,107	4,903
	$27,512	$15,275
Property and equipment:
Computers and software	$21,614	$24,250
Equipment	27,050	25,059
Furniture and fixtures	2,564	2,701
	51,228	52,010
Less: accumulated depreciation	(36,779)	(32,616)
	$14,449	$19,394

The components of intangible assets were as follows:

		December 31, 2009				December 31, 2008
Intangible assets subject to amortization:	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment (Notes 12 and 13)	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In Months)	(In thousands)
Acquired technology-Sunplus	84	$39,600	$(11,304)	$(28,296)	$-	$39,600	$(7,065)	$32,535
Core/developed technology	24-48	970	(890)	-	80	970	(747)	223
Customer relationship	24-28	810	(740)	-	70	810	(647)	163
Contractual backlog	9-12	1,360	(1,360)	-	-	1,360	(1,360)	-
Non-compete agreement	36	1,849	(1,849)	-	-	1,849	(1,849)	-
Acquired technology	36-48	1,780	(1,780)	-	-	1,780	(1,780)	-
		$46,369	$(17,923)	$(28,296)	$150	$46,369	$(13,448)	$32,921

Intangible assets not subject to amortization:
Goodwill		$19,210	-	$(19,210)	$-	$19,210	$-	$19,210

    The remaining balance of intangible asset of $150,000 as of December 31, 2009 will be fully amortized in 2010.

    Amortization of identifiable intangibles, totaled $4.5 million, $6.3 million and $3.5 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

    In 2009, the Company performed an impairment analysis of its goodwill with a carrying value of $19.2 million. The carrying value of the goodwill is dependent upon a number of internal critical management assumptions as well as external indicators, such as the Company’s stock price, market conditions and industry and economic trends. Based on the negative external indicators and the analysis performed by the Company, the goodwill was determined to be impaired. As a result, the Company recognized goodwill impairment charges of approximately $19.2 million in the consolidated statement of operations under operating expense, “Impairment of Goodwill” for the year ended December 31, 2009. See related discussion in Note 13.

    In 2009, the Company determined that, in light of certain changes to its product strategy, the intellectual property licensed from Sunplus Technology Co., Ltd in February 2007 (the “Sunplus IP”) no longer aligned with the Company’s product roadmap and therefore will not be used. In connection with the decision to discontinue the use of the Sunplus IP, the Company wrote-off the unamortized balance of the investment in Sunplus IP of $28.3 million and recognized a pre-tax impairment charge of $28.3 million in the consolidated statement of operations under operating expense, “Impairment of Intangible Assets”.  See related discussion in Note 12.

    The components of accrued liabilities and other long-term liabilities were as follows:

	December 31,
	2009	2008
	(In thousands)
Accrued liabilities:
Accrued restructuring (see Note 10)	$17,313	$3,452
Accrued payroll and related expenses	2,826	5,359
Amounts due to customers	348	1,966
Software and IP liabilities	-	2,500
Bonus accrual	-	1,556
Accrued and other current liabilities	7,663	8,190
	$28,150	$23,023

Other long-term liabilities:
Non-current liability for uncertain tax positions	$9,344	$7,425
Other liabilities	229	639
	$9,573	$8,064

NOTE 3 — INCOME TAXES

    Income (loss) before income taxes and the income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
Income (loss) before provision for income taxes	2009	2008	2007
U.S.	$(76,325)	$(36,077)	$54,785
Non U.S.	(37,987)	34,267	(15,233)
Total income (loss) before provision (benefit) for income taxes	$(114,312)	$(1,810)	$39,552

	Year Ended December 31,
Provision (benefit) for Taxes	2009	2008	2007
Current:
Federal	$(21,138)	$(3,470)	$16,590
State	184	(409)	733
Foreign	3,555	3,811	2,961
Total current provision (benefit)	(17,399)	(68)	20,284

Deferred:
Federal	21,696	(8,076)	358
State	8,467	(3,281)	158
Foreign	1,977	362	(431)
Total deferred provision (benefit)	$32,140	$(10,995)	$85
Charge (benefit) in lieu of taxes attributable to employee stock-based plans	56	(810)	182
Income tax provision (benefit)	$14,797	$(11,873)	$20,551

The charge in lieu of taxes represents the tax provision from deductions for employee stock transactions, short of related amounts reported for financial reporting purposes, that is recorded as a direct decrease to additional paid-in capital instead of an increase to the income tax provision (benefit).

    Our effective tax rate differs from the federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Tax provision (benefit) at federal statutory rate	$(40,040)	$(633)	$13,843
Impact of valuation allowance	43,033	-	-
Stock-based compensation expense	7,553	966	954
Foreign unbenefited losses	5,251	-	5,077
Foreign income and withholding taxes	3,975	(2,463)	2,827
Non-deductible goodwill write-off	3,828	-	-
Worthless stock deduction	(5,579)	-	-
Tax credits	(3,185)	(5,914)	(3,084)
State income taxes	(162)	(3,062)	786
Tax exempt income	(941)	(865)	-
Non-deductible expenses	41	77	79
Other	1,023	21	69
Income tax provision (benefit)	$14,797	$(11,873)	$20,551

                 The Company’s 2009 income tax expense includes a $43.0 million establishment of a valuation allowance to offset deferred tax assets which are not more likely than not to be realized. Additionally, the Company’s worthless stock deduction related to its investment in a subsidiary in Germany has provided a $5.6 million benefit to its tax rate.

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2009	2008
Net operating loss carryforwards	$2,466	$127
Stock-based compensation expense	13,760	15,413
Accruals and other reserves	6,671	3,817
Depreciable and amortizable items	2,247	6,114
Tax credits	19,012	7,399
Inventory valuation	73	70
Capitalized research and development	323	531
Other items not currently deductible	1,101	1,387
Total Deferred tax assets	45,653	34,858
Less: valuation allowance	(43,033)	-
Net deferred tax assets	$2,620	$34,858

Reported as:
Deferred income taxes, current	$284	$6,665
Deferred income taxes, non-current	2,336	28,193
Net deferred taxes	$2,620	$34,858

    The Company has recorded a $43.0 million valuation allowance (including $25.2 million for federal deferred tax assets and $17.8 million for state and foreign deferred tax assets) as a result of uncertainties related to the realization of its net deferred tax assets at December 31, 2009. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years and the difficulty of forecasting sufficient future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

    As of December 31, 2009, the Company had state net operating loss carryforwards of approximately $40.4 million, which will start to expire in 2016, if not utilized.

    As of December 31, 2009, the Company had research credit carryforwards for federal purposes of approximately $7.4 million that will carryforward until 2023, when these credits begin to expire. As of December 31, 2009, the Company had research credit carryforwards for state purposes of approximately $13.4 million that will carry forward indefinitely. In the event the Company was to experience a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state and foreign rules, the Company’s ability to utilize the losses and credit carryforwards may be limited.

    As of December 31, 2009, 2008 and 2007, the Company had gross tax effected unrecognized tax benefits of $20.3 million, $18.4 million, and $20.7 million, of which $5.0 million, $5.8 million, and $8.4 million, respectively,  if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Year Ended December 31,
	2009	2008	2007
Balance as of January 1	$18,374	$20,719	$14,405
Tax positions related to the current period:
Gross increase	2,841	2,131	10,775
Gross decrease	-	-	-
Tax positions related to the prior period:
Gross increase	142	656	163
Gross decrease	-	(5,132)	(4,624)
Settlements	(1,087)	-	-
Lapse of statute of limitations	-	-	-
Balance as of December 31	$20,270	$18,374	$20,719

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest related to unrecognized tax benefits of approximately $60,000. During the years ended December 31, 2009, 2008 and 2007, the Company accrued approximately $341,000,  $35,000 and $275,000, respectively of additional interest related to unrecognized tax benefits. The Company conducts business globally and, as a result, it and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company remains subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. The Company also remains subject to examination in most foreign jurisdictions for all years since 2002 or the year we began operations in those countries if later. The Company is not aware of any material income tax examinations in progress at this time.

The Company adopted the provisions of FASB ASC No. 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, ("FIN 48")) on January 1, 2007.  As a result of the adoption of ASC 740, the Company recorded a reduction to opening retained earnings as of January 1, 2007 of approximately $5.1 million related primarily to its measurement of certain tax credits based on the requirements of FIN 48.   The Company has historically classified accruals for tax uncertainties in current taxes payable and, where appropriate, as a reduction to deferred tax assets.  As a result of the adoption of FIN 48, the Company reclassified $5.6 million from current taxes payable to other long term liabilities. In addition, the Company further increased other long term liabilities by $4.0 million, decreased current deferred tax assets by $2.3 million and increased non-current deferred tax assets by $1.3 million.  As of the adoption date, the Company had gross tax affected unrecognized tax benefits of approximately $14.4 million of which $11.5 million, if recognized, would affect the effective tax rate.

NOTE 4 —LEASE AND OTHER OBLIGATIONS

The Company’s future operating lease obligations and purchase commitments at December 31, 2009 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Engineering services commitments	$7,508	$4,290	$3,218	$-	$-
Operating lease obligations	4,108	2,643	1,465	-	-
Total	$11,616	$6,933	$4,683	$-	$-

In December 2009, the entered into an R&D Engineering Services Agreement with an engineering services firm. The Company will pay the R&D engineering services firm a total of 6 million Euros ($8.6 million) over a two-year period from December 2009 to December 2011.

The amounts above exclude liabilities under FASB ASC 740-10-25, “Income Taxes – Recognition section,” previously contained in FIN 48 “Accounting for Uncertainty in Income Taxes,” as the Company is unable to reasonably estimate the ultimate amount or timing of settlement. See Note 3, “Income Taxes,” above for further discussion.

NOTE 5 — STOCKHOLDERS’ EQUITY

1999 Equity Incentive Plan (the “1999 Plan”)

In October 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”) which provides for the granting of incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, directors and consultants. In accordance with the 1999 Plan, the stated exercise price shall not be less than 100% of the fair market value of our common stock on the date of grant for ISOs and NSOs. The number of shares reserved for issuance under the 1999 Plan increased automatically on January 1 of each year by an amount equal to 5% of our total outstanding common shares as of the immediately preceding December 31. The plan expired in October 2009.

In June and July 2001, in connection with the CMD Technology, Inc. (CMD) and Silicon C Communication Lab, Inc. (SCL)acquisitions, the Company assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. In April 2004, in connection with the TransWarp acquisition, the Company assumed all outstanding options and options available for issuance under the TransWarp Stock Option Plan. The terms of these Plans are very similar to those of the 1999 Plan. The Company’s assumption of the CMD, SCL and TransWarp Plans and the outstanding options did not require the approval of and was not approved by, the Company’s stockholders.

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

2008 Equity Incentive Plan (the “2008 Plan”)

In April 2008, the board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”), and in May 2008, the 2008 Plan was approved by the stockholders, as a replacement for the 1999 Stock Option Plan (the “1999 Plan”).  The 2008 Plan provides for the grant of non-qualified and incentive stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock unit awards and performance stock awards to employees, directors and consultants, under the direction of the compensation committee of the board of directors or those persons to whom administration of the 2008 Plan, or part of the 2008 Plan, has been delegated or permitted by law. The exercise price for incentive stock options and stock appreciation rights is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than seven years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service. Under this stock plan, as of the approval date, the maximum number of shares authorized for issuance was 4.0 million.  As of December 31, 2009 the Plan had 1.1 million shares available for issuance.

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

Determining Fair Value

Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option valuation model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility — The Company’s computation of expected volatility for the year ended December 31, 2009 is based on historical volatility of the Company’s stock price.

Risk-Free Interest Rate — The risk-free interest rate used in the Black-Scholes-Merton option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Years Ended December 31
	2009	2008	2007
Employee Stock Options Plans:
Expected life in years	4.7	4.8	4.9
Expected volatility	64.4%	64.5%	72.1%
Risk-free interest rate	2.3%	2.8%	4.5%
Expected dividends	none	none	none
Weighted average grant date fair value	$1.38	$2.81	$5.36

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5
Expected volatility	85.6%	65.8%	51.2%
Risk-free interest rate	0.8%	3.0%	5.1%
Expected dividends	none	none	none
Weighted average grant date fair value	$1.03	$1.77	$2.06

Stock-based compensation expense

The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of sales	$986	$1,445	$1,597
Research and development	6,252	7,134	8,411
Selling, general and administrative	10,863	10,893	9,442
Restructuring expense	-	14	-
Stock-based compensation before tax effects	18,101	19,486	19,450
Income tax effects	-	(5,668)	(5,758)
Stock-based compensation after tax effects	$18,101	$13,818	$13,692

As required by FASB ASC 718-10-35, Subsequent Measurement of Stock Compensation, previously discussed in SFAS 123(R), management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest.

At December 31, 2009, the total stock-based compensation expense related to unvested stock options granted to employees under the stock option plans but not yet recognized was approximately $5.9 million, after estimated forfeitures. This cost will generally be recognized on a straight-line basis over an estimated weighted-average period of approximately 1.9 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

As of December 31, 2009, the Company had $4.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 1.9 years.

At December 31, 2009, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $0.1 million. This expense will be recognized on a straight-line basis over a weighted-average period of approximately 0.2 year.

For the years ended December 31, 2009, 2008 and 2007, we recorded $0.1 million,  $0.5 million and $2.5 million of excess tax benefits from equity-based compensation plans, respectively, as a financing cash inflow.

Stock-based Compensation Adjustments

During 2009, the Company identified errors in the calculation of stock-based compensation expense for fiscal years 2008, 2007 and 2006.  The errors were identified after the Company’s third-party software provider notified its clients, including the Company, that it made a change to how its software program calculates stock-based compensation expense. Specifically, the prior version of this software calculated stock-based compensation expense by incorrectly applying a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than calculating stock-based compensation expense based upon the actual vested portion of the grant date fair value, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. Thus, this error relates to the timing of stock-based compensation expense recognition.

The Company determined that the cumulative error from the understatement of stock-based compensation expense on fiscal years 2008, 2007 and 2006, if retroactively corrected, would have been to decrease net income by $0.1 million, $1.6 million and $1.0 million, respectively, for those years. Management has determined that the impact of this error was not material to the previously issued annual consolidated financial statements using the guidance of SEC Staff Accounting Bulletin (SAB) No. 99 and SAB 108. Accordingly, the consolidated financial statements for the year ended December 31, 2009 include the cumulative adjustment to increase stock-based compensation expense by $2.7 million net of tax effects, (or $0.04 per share) to correct these errors. The Company does not believe the correction of these errors is material to the consolidated financial statements for the year ended December 31, 2009.

Stock Options and Awards Activity

The following table summarizes the Company’s options outstanding with respect to its Stock Option Plans, including options granted outside of the Plans, excluding restricted stock units (RSU’s) (in thousands except per share data):

	Number of Option Shares Outstanding
					Weighted	Weighted
		Non-Stockholder			Average	Average
	Stockholder	Approved			Exercise	Remaining	Aggregate
	Approved	Plans From	Non-		Price per	Contractual	Intrinsic
	Plan	Acquisitions	Plan*	Total	Share	Terms in Years	Value
At January 1, 2007	13,443	2,280	531	16,254	$8.95
Granted	3,723	-	-	3,723	8.69
Canceled	(3,528)	(94)	-	(3,622)	12.01
Exercised	(1,635)	(489)	(201)	(2,325)	4.03
At December 31, 2007	12,003	1,697	330	14,030	$8.92
Granted	1,384	-	-	1,384	5.10
Canceled	(1,009)	(69)	-	(1,078)	9.96
Exercised	(267)	(220)	-	(487)	3.51
At December 31, 2008	12,111	1,408	330	13,849	$8.65
Granted	186	-	-	186	2.55
Canceled	(3,916)	(180)	-	(4,096)	9.21
Exercised	(56)	(109)	(130)	(295)	1.36
At December 31, 2009	8,325	1,119	200	9,644	$8.51	5.30	$433
Vested and expected to vest at December 31, 2009				9,059	$8.61	5.16	$432
Exercisable at December 31, 2009				8,059	$8.88	4.91	$429

*    primarily used as inducements for new officers

The aggregate intrinsic value of options exercised under the Company’s stock option plans during the years ended December 31, 2009, 2008 and 2007 was $0.3 million, $1.5 million and $10.0 million, respectively.  The intrinsic value is calculated as the difference between the exercise price of the underlying award and the quoted price of the Company’s common stock at the date of option exercise.

 Information with respect to options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Ranges of Exercise Prices	Shares	Price	Contractual Life	Shares	Price
	(In thousands)		(In Years)	(In thousands)

$1.14 - $ 4.44	1,149	$2.82	2.87	955	$2.87
$4.45 - $ 5.30	971	4.61	7.76	492	4.65
$5.33 - $ 6.23	1,059	5.98	4.98	841	6.01
$6.26 - $ 7.94	1,309	7.28	5.03	1,147	7.31
$8.03 - $ 9.15	430	8.56	4.18	407	8.55
$9.16 - $ 9.27	1,180	9.27	6.93	851	9.27
$9.32 - $ 10.62	973	9.85	4.90	958	9.85
$10.65 - $ 12.05	964	11.33	5.24	905	11.34
$12.21 - $ 15.48	1,164	13.62	5.44	1,058	13.67
$15.51 - $ 17.01	445	16.91	4.89	445	16.91
	9,644	$8.51	5.29	8,059	$8.88

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

    A summary of the RSUs outstanding as of December 31, 2009 was as follows: (in thousands):

	Number of Units	Aggregate Intrinsic Value
Outstanding at January 1, 2008	-	$-
Granted	3,805
Vested	-
Forfeitures and cancellations	(93)
Outstanding at December 31, 2008	3,712	$15,591
Granted	1,879
Vested	(261)
Forfeitures and cancellations	(2,611)
Outstanding at December 31, 2009	2,719	$6,798
Ending vested and expected to vest at December 31, 2009	1,914	$4,785

    For the year ended December 31, 2009, the Company repurchased 93,882 shares of stock for an aggregate value of $0.3 million from the employees upon the vesting of the RSUs that were granted under the Company’s equity incentive plan to satisfy the employees’ minimum statutory tax withholding requirement.

    There were no RSUs that vested in fiscal year 2008.  The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

    The table summarizes the securities available for future issuance with respect to the Company’s 2008 Equity Incentive Plan (in thousands):

2008 Plan
Available at January 1, 2008	-
Authorized	4,000
Granted	(472)
Canceled	12
Available at December 31, 2008	3,540
Authorized	-
Granted	(3,004)
Canceled	600
Available at December 31, 2009	1,136

The table below summarizes the securities which were previously available for future issuances under the Company’s Equity Incentive Plans, including options granted outside of the Plans (in thousands):

		Non-Stockholder Approved Plans from Acquisitions
	1999 Plan	CMD Plan	SCL Plan	TWN Plan	Total
Available at January 1, 2007	5,114	96	48	81	5,339
Authorized	4,324	-	-	-	4,324
Granted	(3,723)	-	-	-	(3,723)
Canceled	3,528	17	50	26	3,621
Available at December 31, 2007	9,243	113	98	107	9,561
Authorized	4,216	-	-	-	4,216
Granted	(4,764)	-	-	-	(4,764)
Canceled	1,094	48	11	9	1,162
Available at December 31, 2008	9,789	161	109	116	10,175
Authorized	-	-	-	-	-
Granted	-	-	-	-	-
Canceled	6,090	158	23	-	6,271
Balance at December 31, 2009	15,879	319	132	116	16,446
Available at December 31, 2009	-*	-**	-**	-**	-

* The 1999 Plan expired in October 2009, hence, no securities under this plan are available for future issuance.

** During May 2008, in connection with the Stockholders' approval of the 2008 Equity Incentive Plan, we committed to the stockholders that we will not issue any securities from these plans, hence, no securities are available for future issuance under these plans.

Employee Stock Purchase Plan

In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. In June 2007, the Company’s Board of Directors approved amendments to the 1999 Employee Stock Purchase Plan. The ESPP was amended and restated primarily to extend coverage of the plan to eligible employees of its participating subsidiaries including the adoption of a Sub-Plan for employees in the United Kingdom. Additionally, the offering periods were amended to begin on February 16 and August 16 of each year from February 1 and August 1 previously. On December 13, 2006, the Company’s Board of Directors approved amendments to the 1999 Employee Stock Purchase Plan. The ESPP was amended and restated primarily to effect the following changes: (i) terminate ongoing offering periods as of January 31, 2007, (ii) reduce the length of offering periods to six months, beginning with the offering period that commences on February 1, 2007, (iii) provide that participants may effect only one decrease and no increases, in payroll contribution percentages during an offering period, (iv) provide that if the Registrant is dissolved or liquidated, the Compensation Committee of the Board has discretion to either designate a new date on which to conduct a purchase prior to such time or terminate all offerings and refund contributions to participants without conducting a purchase, (v) provide that in the event of certain specified change in control transactions, the Compensation Committee of the Board will designate a final purchase date for all offerings in lieu of keeping the ESPP in place after the closing of such a transaction and (vi) provide that the purchase date of an offering period is delayed if the ESPP must be submitted for stockholder approval with respect to shares that are to be made available for purchase in that offering period, provided that if as a result a purchase date would occur more than twenty-seven months after commencement of the offering period to which it relates, then such offering period will terminate without the purchase of shares and participants in such offering period will be refunded their contributions. In May 2008, the Purchase Plan was amended by the Company’s stockholders to extend the term of the Purchase Plan to August 15, 2018.   In 2009, 2008 and 2007, 887,045, 808,308 and 504,337 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $2.71, $3.77 and $7.04, per share, respectively. A total of approximately 1.9 million shares were reserved for future issuance at December 31, 2009. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.

Option Grants to Non-employees

Non employees are primarily independent contractors. During 2009, 2008 and 2007, we did not grant any options to non-employees. There was no stock-based compensation expense related to non-employee option grants in 2009 and 2008.  The total stock-based compensation benefit recognized for the years ended December 31, 2007 was $407,000. The non-employee options are recorded at fair value and adjusted to market over the performance period.

NOTE 6 — SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content.  FASB ASC No. 280-10-50, “Disclosures on Segment Reporting,” previously discussed in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC No. 280-10-50 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance. The Company had only one operating segment in each of the years ended December 31, 2009, 2008 and 2007 and it operates in only one reportable operating segment, semiconductor and IP solutions for high-definition content.

Revenue

Revenue by geographic area based on bill to location was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Japan	$40,842	$65,824	$113,107
Taiwan	38,036	54,434	53,608
United States	31,008	45,479	64,610
Europe	18,189	32,960	25,965
Hong Kong	9,008	32,000	20,809
Korea	4,788	11,858	17,607
Other	8,718	31,860	24,797
	$150,589	$274,415	$320,503

Revenue by product line was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Consumer Electronics	$102,391	$167,599	$212,910
Personal Computers	8,905	40,141	34,283
Storage products	11,372	25,461	25,181
Licensing	27,921	41,214	48,129
	$150,589	$274,415	$320,503

Revenue by product line, including licensing was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Consumer Electronics	$129,178	$199,591	$247,205
Personal Computers	8,957	44,311	40,767
Storage products	12,454	30,513	32,531
	$150,589	$274,415	$320,503

                  In 2009, two customers generated 11.9% and 10.3% of the Company’s total revenue, and at December 31, 2009, one customer represented 14.5% of gross accounts receivable.  In 2008, four customers generated 14.6%, 11.8%, 11.5% and 10.5% of the Company’s total revenue, and at December 31, 2008, three customers represented 12.3%, 12.2% and 10.2% of gross accounts receivable.  In 2007, three customers generated 15.6%, 14.2% and 13.6% of the Company’s total revenue. The Company’s top five customers, including distributors, generated 44.2%, 55.1% and 57.7% of the Company’s revenue in 2009, 2008 and 2007, respectively.

Property and Equipment

The majority of the Company’s property and equipment are located in the US.

NOTE 7 — LEGAL PROCEEDINGS

On December 7, 2001, the Company and certain of its officers and directors were named as defendants, along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, the Company, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008.  Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations.  The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009.  As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement.  On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement.  After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. Several objectors to the settlement have filed notices of appeal to the United States Court of Appeal for the Second Circuit from the District Court’s order granting final approval of the settlement.  Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal.  The Company believes that it has meritorious defenses to these claims.  If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in our IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it.  This lawsuit is one of more than fifty similar actions filed in the same court.  On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim.  The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint.  Accordingly, the Company did not join the motion to dismiss filed by certain issuers.    On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals.  Briefing on the appeals and cross-appeals was completed on November 17, 2009.  No date has been set for oral argument in the Ninth Circuit.

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

With the above mentioned repurchase, the Company completed its original stock repurchase program and repurchased approximately $5.0 million of its stock under the new $100.0 million stock repurchase program approved by the Board of Directors in February 2008. There were no stock repurchases during the year ended December 31, 2009 related to the above mentioned stock repurchase programs.

NOTE 9 — BUSINESS ACQUISITION

The following acquisition was accounted for under FASB ASC No. 805, “Business Combinations,” previously discussed in SFAS No. 141, “Business Combinations.” Accordingly, the results of operations are included in the accompanying consolidated statements of operations since the acquisition date and the related assets and liabilities were recorded based upon their relative fair values at the date of acquisition. Pro forma financial information has not been presented as their historical operations were not material to our consolidated financial statements.

On January 2, 2007, the Company acquired sci-worx GmbH (sci-worx), now Silicon Image GmbH, for a gross cash consideration of approximately $15.8 million (net cash consideration of $13.8 million) for 100% of the outstanding shares of common stock. In addition, the Company incurred approximately $410,000 in costs directly related to the consummation of this transaction. These costs were included in the total purchase price consideration. The results of sci-worx, have been included in the Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007.

    Net tangible assets acquired, as adjusted, is as follows: (in thousands)

January 3, 2007
Cash	$2,015
Accounts receivable, net of allowance for doubtful accounts	2,598
Unbilled accounts receivable	1,077
Inventories, net	191
Other current assets	661
Property and equipment, net	1,583
Other long-term assets	38
Deferred tax assets	1,910
Accounts payable	(548)
Accrued liabilities	(1,210)
Other current liabilities	(1,509)
Net tangible assets acquired	$6,806

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed at the time of the acquisition is as follows (in thousands):

Net tangible assets acquired	$6,806
Goodwill	6,189
Others	41
Intangible assets and other:
Core developed technology	970
Customer relationships	810
Contractual backlog	1360
16,176
Direct acquisition costs	(410)
Purchase price	$15,766

The Company did not have any business acquisitions in 2009 and 2008.

NOTE 10 — RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

Ongoing Restructuring Activities

For the years ended December 31, 2009 and 2008, the Company recorded restructuring expense of approximately $22.9 million and $5.9 million, respectively, which was primarily related to the severance cost and termination benefits associated with the Company’s restructuring activities in those years.

Fiscal 2009 Restructuring Plan

In June and October 2009, the Company’s management approved and announced restructuring programs, which primarily included a reduction in force, to realign and focus the Company’s resources on its core competencies and in order to better align its revenues and expenses.  In 2009, because of the Company’s decision to focus on discrete semiconductor products and related intellectual property, the Company decided to restructure its research and development operations resulting in the closure of its two sites in Germany.

As of December 31, 2009, approximately $17.3 million of the costs, mostly severance costs and other termination benefits, associated with restructuring programs announced in June and October 2009 remained unpaid. We expect that the severance-related charges and other costs will be substantially paid during the first half of fiscal year 2010 and the facilities-related lease payments to be substantially paid by November 2012.

Fiscal 2008 Restructuring Plan

As of December 31, 2009, approximately $0.1 million of the costs associated with the restructuring plan announced in December 2008 remained unpaid. This remaining liability relates to the operating lease obligations for offices that the Company ceased to use. This obligation will be substantially paid by July 2011.

The table below presents restructuring activity for the years ended December 31, 2009 and 2008 (in thousands):

	Employee Severance and Benefits	Operating Lease Termination	Fixed Assets and Other Assets Impaired	Other	Total
Accrued restructuring balance as of January 1, 2008	$-	$-	$-	$-	$-
Additional accruals/adjustments	4,606	189	1,063	-	5,858
Cash payments	(1,340)	-	-	-	(1,340)
Noncash charges and adjustments	(14)	11	(1,063)	-	(1,066)
Accrued restructuring balance as of December 31, 2008	3,252	200	-	-	3,452
Additional accruals/adjustments	21,632	225	649	401	22,907
Cash payments	(6,950)	(164)	-		(7,114)
Noncash charges and adjustments	-	-	(649)	(401)	(1,050)
Foreign currency changes	(882)	-	-	-	(882)
Accrued restructuring balance as of December 31, 2009	$17,052	$261	$-	$-	$17,313

NOTE 11 — FAIR VALUE MEASUREMENTS

    The Company records its financial instruments that are accounted for under FASB ASC No. 320-10-25, Recognition of Investments in Debt and Equity Securities, previously discussed in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and derivative contracts under FASB ASC No. 815, Derivatives and Hedging, previously discussed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, at fair value. The determination of fair value is based upon the fair value framework established by FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (“ASC 820-10-35”), previously discussed in SFAS 157, Fair Value Measurements. ASC 820-10-35 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents and short-term investments, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

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

    The table below sets forth the Company’s cash equivalents and short-term investments as of December 31, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820-10-35, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets
(dollars In thousands)	Level 1	Level 2	Level 3	at fair value
Cash equivalents	$7,520	$-	$-	$7,520
Short-term investments	3,682	117,184	-	120,866
Total	$11,202	$117,184	$-	$128,386

    The cash equivalents in the above table exclude $22.2 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2009. During the year ended December 31, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

    As of December 31, 2009, the Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category.

    The following table sets forth the Company’s cash equivalents and short-term investments as of December 31, 2008, which were measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820-10-35, these were classified based on the lowest level of input that was significant to the fair value measurement.

	Fair value measurements using			Assets
(dollars In thousands)	Level 1	Level 2	Level 3	at fair value
Cash equivalents	$16,387	$-	$-	$16,387
Short-term investments	-	89,591	-	89,591
Total	$16,387	$89,591	$-	$105,978

    The cash equivalents in the above table excluded $79.0 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2008. During the twelve months ended December 31, 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

NOTE 12 — IMPAIRMENT OF INTANGIBLE ASSETS

    In February 2007, the Company entered into an agreement with Sunplus Technology Co., Ltd. (“Sunplus”) to license certain technology (the “Sunplus IP”) from Sunplus for $40.0 million. The purpose of this licensing agreement was to obtain advanced technology for development of future products. The agreement provided for the Company to pay an aggregate of $40.0 million to Sunplus. Through December 31, 2009, the Company has paid Sunplus a total of $38.7 million of the consideration for the licensed technology and related deliverables and support. The Company’s remaining current obligation under this agreement is $1.3 million as of December 31, 2009.

    As required by FASB ASC No. 360-10-35, Subsequent Measurement of Property, Plant and Equipment, paragraphs 15-49, Impairment or Disposal of Long-Lived Assets, previously discussed in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company made an impairment evaluation of its long-lived assets and determined that its investment in Sunplus IP was impaired as of December 31, 2009. The impairment charge for intangible assets subject to amortization, for which impairment indicators exist, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. On October 18, 2009, the Company determined that, in light of certain changes to its product strategy going forward, the intellectual property licensed from Sunplus no longer aligns with the Company’s product roadmap and therefore will not be used. The reason for acquiring the Sunplus IP was to provide the Company with advanced technology for the development of large scale integrated circuits, which included comprehensive digital television system functionality. Given the Company’s current product strategy, which is to continue to focus on discrete semiconductor products and related intellectual property, the Sunplus IP no longer aligns with the Company’s product roadmap. The change in the Company’s product strategy was due to market place and related competitive dynamics.  In connection with the decision to discontinue the use of the Sunplus IP, the Company wrote-off the unamortized balance of the investment in Sunplus IP of $28.3 million and recognized a pre-tax impairment charge of $28.3 million in the consolidated statement of operations under operating expense, “Impairment of Intangibles”.

NOTE 13 — IMPAIRMENT OF GOODWILL

    The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine if any impairment exists. FASB ASC No. 350-20-35, Subsequent Measurement of Goodwill, whose provisions were previously discussed in SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company determines the fair value of the reporting unit using generally accepted valuation methodology which considers market capitalization and market premiums. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

    The Company has one reportable operating segment and the goodwill impairment testing was done at the reporting unit level. During the three months ended March 31, 2009, the Company assessed goodwill for impairment since it observed there were indicators of impairment. The notable indicators were a sustained and significant decline in the Company’s stock price, depressed market conditions and declining industry trends. The Company’s stock price had been in a period of sustained decline and the business climate had deteriorated substantially in the preceding three months. Based on the results of the first step of the goodwill analysis, it was determined that the Company’s net book value exceeded its estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of the Company and the sum of the fair value of the identified net assets results in the residual value of goodwill. Specifically, the Company allocated the estimated fair value of the Company as determined in the first step of the goodwill analysis to the recognized and unrecognized net assets, including allocations to intangible assets. Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, the Company wrote off the entire goodwill balance and recognized goodwill impairment charges of approximately $19.2 million in the consolidated statement of operations under operating expense, “Impairment of Goodwill.”

NOTE 14 — DERIVATIVE INSTRUMENTS

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

    The amount of gain (loss) recognized in other comprehensive income (“OCI”) on effective cash flow hedges as of December 31, 2009, the amount of gain (loss) reclassified from accumulated OCI to operating expenses for the year ended December 31, 2009, and the amount of gain (loss) recognized in income on ineffective cash flow hedges for the year ended December 31, 2009 are insignificant.

    As of December 31, 2009, the outstanding foreign currency forward contract had a notional value of approximately $0.5 million. As of December 31, 2009, there were no outstanding effective cash flow hedges, hence, there was no unrealized gain relating to effective cash flow hedges was outstanding in accumulated other comprehensive income as of December 31, 2009.

    The Company had no outstanding derivative instruments as of December 31, 2008.

NOTE 15 — SUBSEQUENT EVENTS

    The Company’s management evaluated subsequent events through February 12, 2010, which is the date these financial statements were issued.

Part IV Table of Contents

NOTE 16 — UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2009. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Three Months Ended
	Mar 31 (5)	Jun 30 (6)	Sep 30 (8)	Dec 31 (6) (7) (8)
	(In thousands, except per share amounts)
2009
Total revenue	$40,512	$37,336	$37,156	$35,585
Gross margin (1)	22,097	19,798	$20,199	18,709
Loss from operations (2)	(30,794)	(19,070)	(16,651)	(50,802)
Net loss	(33,329)	(13,329)	(15,511)	(66,940)
Net loss per share - basic and diluted	$(0.45)	$(0.18)	$(0.21)	$(0.88)
Weighted average shares - basic and diluted	74,421	74,806	75,053	75,355

2008
Total revenue	$67,113	$70,083	$77,776	$59,443
Gross margin (3)	38,976	40,976	46,035	34,702
Income/(loss) from operations (4)	(2,471)	(1,976)	4,390	(7,998)
Net income/(loss)	(562)	(462)	6,074	5,013
Net income/(loss) per share - basic	$(0.01)	$(0.01)	$0.08	$0.07
Net income/(loss) per share - diluted	$(0.01)	$(0.01)	$0.08	$0.07
Weighted average shares - basic	80,987	73,399	73,861	74,068
Weighted average shares - diluted	80,987	73,399	75,334	74,940

(1) Includes stock-based compensation expense	$199	$244	$363	$180
(2) Includes stock-based compensation expense	$3,366	$3,969	$7,285	$2,495
(3) Includes stock-based compensation expense	$350	$431	$351	$313
(4) Includes stock-based compensation expense	$3,673	$5,827	$3,757	$4,784

(5) During the three months ended March 31, 2009, the Company performed an impairment analysis of its goodwill with a carrying value of $19.2 million. Based on the negative external indicators and the analysis performed by the Company, the goodwill was determined to be impaired. As a result, the Company recognized goodwill impairment charges of approximately $19.2 million in the consolidated statement of operations under operating expense, “Impairment of Goodwill” during the three months ended March 31, 2009. See related discussion in Note 13.
(6) In June and October 2009, the Company’s management approved and announced restructuring programs, which primarily included a reduction in force, to realign and focus the Company’s resources on its core competencies and in order to better align its revenues and expenses.  In the quarters ended June 30, 2009 and December 31, 2009, the Company incurred expenses related to restructuring programs of $7.1 million and $14.7 million, respectively.  See Note 10 of our notes to consolidated financial statements for further details on our restructuring plans. During 2008, the Company’s management approved restructuring plans to improve the effectiveness and efficiency of its operating model as part of its program to pursue continuous improvement. In the quarters ended September 30, 2008 and December 31, 2008, The Company incurred expenses related to restructuring programs of $1.9 million and $4.0 million, respectively.
(7) In October 2009, the Company determined that, in light of certain changes to its product strategy, the intellectual property licensed from Sunplus Technology Co., Ltd in February 2007 (the “Sunplus IP”) no longer aligned with the Company’s product roadmap and therefore will not be used. In connection with the decision to discontinue the use of the Sunplus IP, the Company wrote-off the unamortized balance of the investment in Sunplus IP of $28.3 million and recognized a pre-tax impairment charge of $28.3 million in the consolidated statement of operations under operating expense, “Impairment of Intangible Assets” for the three months ended December 31, 2009.  See related discussion in Note 12.
(8) In the fourth quarter of 2009, the Company recorded an income tax provision of $16.9 million. This was primarily due to (1) $34.0 million of provision related to the valuation allowance on deferred tax assets and (2) $6.4 million of fourth quarter stock compensation, partially offset by the (3) $5.6 million benefit related to a worthless stock deduction for the Company’s investment in its German subsidiary and (4) $17.5 million federal benefit related to the pre-tax loss incurred during the fourth quarter of 2009 amounting to approximately $50.0 million.  In the fourth quarter of 2008, the Company recorded an income tax benefit of $11.9 million. This was due primarily to the following items: (1) $5.0 million of tax benefits related to the geographic and tax jurisdictional mix of earnings within the Company’s global business structure, (2) $4.2 million of tax benefits associated with research and development tax credits and related FIN 48 reserves re-evaluated by the Company during the fourth quarter of 2008 upon completion of a study of credits claimed through 2007, (3) $1.6 million of tax benefits related to federal and state research and development tax credits generated during 2008, and (4) $0.9 million of tax benefits associated with tax exempt interest income.

Part IV Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Silicon Image, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Image, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted a new accounting principle related to fair value measurements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 12, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.

Dated: February 12, 2010	By:	/s/ Camillo Martino
Camillo Martino
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Camillo Martino	Chief Executive Officer and Director	February 12, 2010
Camillo Martino	(Principal Executive Officer)

/s/ Noland Granberry	Chief Accounting Officer	February 12, 2010
Noland Granberry	(Principal Financial Officer)

/s/ Harold Covert	Director	February 12, 2010
Harold Covert

/s/ William George	Director	February 12, 2010
William George

/s/ Peter Hanelt	Director	February 12, 2010
Peter Hanelt

/s/ John Hodge	Director	February 12, 2010
John Hodge

/s/ Masood Jabbar	Director	February 12, 2010
Masood Jabbar

/s/ William Raduchel	Director	February 12, 2010
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

10.45*
Transitional Employment and Severance Agreement between Hyun Jong (John) Shin, the Registrant’s Vice President, Strategic Technology Initiatives and the Registrant, dated October 6, 2008 (Incorporated by reference to No. 10.45* of the Form 10K filed by the Registrant on February 13, 2009).

10.46*
Amended and restated employment letter between Steve Tirado and the Registrant, dated October 22, 2008 (Incorporated by reference to No. 10.46* of the Form 10K filed by the Registrant on February 13, 2009).

10.47
Settlement of litigation with Analogix Semiconductor, Inc., dated December 4, 2008 (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on December 5, 2008).

10.48*
Separation and General Release Agreement between Dale Zimmerman, the Registrant’s Vice President, Worldwide Marketing, and the Registrant dated December 31, 2008 (Incorporated by reference to No. 10.48* of the Form 10K filed by the Registrant on February 13, 2009).

10.49*
Confidential Severance and General Release Agreement between Paul Dal Santo, the Registrant’s Chief Operating Officer and the Registrant dated March 31, 2009 (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on April 2, 2009).

10.50*
 Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2009 (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on March 28, 2009

10.51*	Employee Bonus Plan for Fiscal Year 2009
21.01	Subsidiaries of the Registrant.
23.01	Consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.

***
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.