Form 10-Q
period 2010-03-31
SILICON IMAGE INC
filed 2010-04-28
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT March 31, 2010
Common Stock, $0.001 par value	76,631,556

Silicon Image, Inc.
Form 10-Q for the quarter ended March 31, 2010

EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$31,036	$29,756
Short-term investments	132,241	120,866
Accounts receivable, net of allowances for doubtful accounts $1,348 at March 31, 2010 and $1,428 at December 31, 2009	17,572	21,664
Inventories, net	6,519	7,746
Prepaid expenses and other current assets	6,225	27,512
Deferred income taxes	284	284
Total current assets	193,877	207,828
Property and equipment, net	13,207	14,449
Deferred income taxes, non-current	2,336	2,336
Intangible and other assets, net	815	825
Total assets	$210,235	$225,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,078	$10,141
Accrued and other current liabilities	16,008	28,150
Deferred license revenue	3,227	3,111
Deferred margin on sales to distributors	3,706	2,944
Total current liabilities	34,019	44,346
Other long-term liabilities	9,260	9,573
Total liabilities	43,279	53,919
Commitments and contingencies (See Note 9)
Stockholders’ Equity:
Common stock	94	93
Additional paid-in capital	466,647	463,189
Treasury stock	(107,583)	(106,562)
Accumulated deficit	(193,381)	(186,139)
Accumulated other comprehensive income	1,179	938
Total stockholders’ equity	166,956	171,519
Total liabilities and stockholders’ equity	$210,235	$225,438

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Product	$26,293	$34,595
Licensing	8,016	5,917
Total revenue	34,309	40,512
Cost of revenue and operating expenses:
Cost of product revenue (1)	14,822	18,219
Cost of license revenue	23	196
Research and development (2)	13,137	17,734
Selling, general and administrative (3)	12,030	13,715
Restructuring expense (Note 5)	585	759
Amortization of intangible assets	37	1,473
Impairment of goodwill	-	19,210
Total cost of revenue and operating expenses	40,634	71,306
Loss from operations	(6,325)	(30,794)
Interest income and other, net	604	939
Loss before provision for income taxes	(5,721)	(29,855)
Provision for income taxes	1,521	3,474
Net loss	$(7,242)	$(33,329)

Net loss per share – basic and diluted	$(0.10)	$(0.45)
Weighted average shares – basic and diluted	76,013	74,421

(1) Includes stock-based compensation expense	$184	$199
(2) Includes stock-based compensation expense	645	1,374
(3) Includes stock-based compensation expense	1,331	1,992

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,242)	$(33,329)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	2,160	3,565
Depreciation	2,098	2,281
Amortization of investment premium	610	829
Asset impairment due to restructuring	132	-
Provision for doubtful accounts	59	27
Amortization of intangible assets	37	1,473
Realized loss (gain) on sale of short-term investments	(61)	15
Impairment of goodwill	-	19,210
Deferred income taxes	-	9,022
Loss on disposal of property and equipment	-	199
Tax deficiency from employee stock-based compensation plans	-	(580)
Excess tax benefits from employee stock-based transactions	-	(8)
Gain on derivative transactions	-	(22)
Changes in assets and liabilities:
Accounts receivable	4,034	(11,648)
Inventories	1,227	526
Prepaid expenses and other assets	21,260	(6,081)
Accounts payable	1,439	2,720
Accrued and other liabilities	(12,588)	(1,141)
Deferred license revenue	116	1,182
Deferred margin on sales to distributors	762	(3,754)
Cash provided by (used in) operating activities	14,043	(15,514)
Cash flows from investing activities:
Proceeds from sales of short-term investments	17,123	34,460
Purchases of short-term investments	(29,168)	(93,453)
Purchases of property and equipment	(1,401)	(491)
Proceeds from sale of property and equipment	-	97
Cash used in investing activities	(13,446)	(59,387)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,299	1,627
Repurchase of restricted stock units for income tax withholding	(1,021)	(224)
Payments for vendor financed software and intangibles purchased	-	(625)
Excess tax benefits from employee stock-based transactions	-	8
Cash provided by financing activities	278	786
Effect of exchange rate changes on cash and cash equivalents	405	(200)
Net increase (decrease) in cash and cash equivalents	1,280	(74,315)
Cash and cash equivalents — beginning of period	29,756	95,414
Cash and cash equivalents — end of period	$31,036	$21,099

Supplemental cash flow information:
Restricted stock units vested	$2,569	$625
Refund (cash payment) for income taxes	$21,500	$(655)
Unrealized net gain (loss) on short-term investments	$(121)	$169
Property and equipment purchased but not paid for	$367	$323

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(unaudited)

1. Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2009 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of March 31, 2010 and December 31, 2009 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Financial results for the three months ended March 31, 2010 are not necessarily indicative of future financial results.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-14, Software (Accounting Standards Codification (ASC) Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality This update is effective for fiscal years beginning on or after June 15, 2010.  However, early adoption is allowed.  The Company is currently evaluating the impact of adopting this update on its consolidated results of operations and financial position.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update is effective for fiscal years beginning on or after June 15, 2010. However, early adoption is allowed.  The Company is currently evaluating the impact of adopting this update on its consolidated results of operations and financial position.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

3. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock based compensation, short-term investments, allowance for doubtful accounts, inventory valuation, realization of long lived assets, including goodwill and intangibles, income taxes, deferred tax assets, accrued liabilities, guarantees, indemnifications and warranty liabilities, foreign currency, and legal matters. The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of all intercompany balances and transactions.

For a discussion of the significant accounting policies, see Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2009.

4. Stock-Based Compensation

The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers and non-employee board members. This program includes incentive and non-statutory stock option grants, restricted stock units (RSUs) and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants/RSUs at designated intervals over their period of board service. These awards are granted under various plans, all of which are stockholder approved. Stock option grants under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. Stock option grants to non-employee members of our board vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of the Company. RSU grants generally vest over a one to four-year period and certain of the RSU grants also have performance based vesting criteria. Additionally, our Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.

Valuation and Expense Information Under Stock-based Compensation

Share-based compensation expense recognized under FASB ASC No. 718-10-30, Initial Measurement of Stock Compensation, consists primarily of expenses for the share-based awards discussed above.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Employee stock option plans:
Expected life in years	4.2	4.7
Expected volatility	63.9%	64.8%
Risk-free interest rate	2.0%	1.9%
Expected dividends	none	none
Weighted average fair value	$1.41	$1.71

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5
Expected volatility	51.7%	96.0%
Risk-free interest rate	0.2%	1.2%
Expected dividends	none	none
Weighted average fair value	$0.71	$1.31

    As required by FASB ASC 718-10-35, Subsequent Measurement of Stock Compensation, management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest. For the three months ended March 31, 2010 and 2009, 596,485 and 544,629 shares were purchased under the ESPP program, respectively. At March 31, 2010, the Company had $308,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a period of approximately 0.4 year.

Stock Options Activity

    The following is a summary of activity under the Company’s stock option plans during the three months ended March 31, 2010, excluding RSUs (in thousands, except weighted average exercise price):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2010	9,644	$8.51	5.30	$433
Granted	1,013	2.79
Exercised	(6)	1.14
Forfeitures and cancellations	(276)	7.85
Outstanding at March 31, 2010	10,375	$7.97	5.20	$963

Vested and expected to vest at March 31, 2010	9,467		4.90	$848
Exercisable at March 31, 2010	8,167		4.35	$654

    At March 31, 2010, the total unrecognized compensation expense related to options granted to employees under our share-based compensation plans was approximately $5.0 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis over a weighted average period of approximately 2.7 years.

Restricted Stock Units

    The RSUs that the Company grants to its employees typically vest ratably over a certain period of time, subject to the employee’s continuing service to the Company over that period. RSUs granted to non-executive employees typically vest over a period of between two to four years. RSUs granted to executive officers typically vest over a period of between one and four years.

    RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2008 Plan will reduce the number of reserves available for issuance by 1.5 shares.

    A summary of activity with respect to the Company’s RSUs during the three months ended March 31, 2010 is as follows: (in thousands):

	Number of shares	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,719	$6,798
Granted	448
Vested	(1,011)
Forfeitures and cancellations	(316)
Outstanding at March 31, 2010	1,840	$5,558

Ending vested and expected to vest at March 31, 2010	1,185	$3,580

    As of March 31, 2010, the Company had $4.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.2 years.

    During the three months ended March 31, 2010 and 2009, the Company repurchased 400,909 and 71,045 shares of stock for an aggregate value of $1.0 million and $0.2 million, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s  2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement.  The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock-based Compensation Expense

The table below shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of sales	$184	$199
Research and development	645	1,374
Selling, general and administrative	1,331	1,992
Income tax benefit	-	(613)
	$2,160	$2,952

5. Restructuring Charges and Exit Costs

   Restructuring Activities

    For the three months ended March 31, 2010, the Company recorded restructuring expense of approximately $0.6 million, which was primarily related to the future lease commitments on exited facilities, net of estimated sublease income, impairment of certain fixed assets, and legal and other restructuring related costs which were recorded as incurred.

    Fiscal 2009 Restructuring Programs

    In June and October 2009, the Company’s management approved and announced restructuring programs, which primarily included a reduction in force, to realign and focus the Company’s resources on its core competencies and to better align its revenues and expenses.

    As of March 31, 2010, approximately $5.3 million of the costs associated with this restructuring program remained unpaid. We expect that the severance-related charges and other costs associated with the 2009 restructuring programs will be substantially paid during the second quarter of fiscal year 2010 and the facilities-related lease payments will be substantially paid by November 2012.

    Fiscal 2008 Restructuring Program

    As of March 31, 2010, approximately $0.2 million of the costs associated with the restructuring plan announced in December 2008 remained unpaid. The outstanding liability under the 2008 restructuring program represents costs associated with exited facilities.  We expect these facilities-related lease payments to be substantially paid by July 2011.

    The table below summarizes the Company’s restructuring activities for the three months ended March 31, 2010 (in thousands):

	Employee Severance and Benefits	Operating Lease Termination	Fixed Assets Impaired	Total
Accrued restructuring balance as of January 1, 2010	$17,052	$261	$-	$17,313
Additional accruals/adjustments	30	423	132	585
Cash payments	(11,366)	(162)	-	(11,528)
Noncash charges and adjustments	-	-	(132)	(132)
Foreign currency changes	(757)	-	-	(757)
Accrued restructuring balance as of March 31, 2010	$4,959	$522	$-	$5,481

6. Comprehensive Loss

    The components of comprehensive loss, net of related taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(7,242)	$(33,329)
Change in unrealized value of investments	(121)	169
Gain (loss) from foreign currency hedges	(43)	46
Foreign currency translation adjustments	405	(262)
Total comprehensive loss	$(7,001)	$(33,376)

7. Net Loss Per Share

    Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase and diluted net income per share is computed using the weighted-average number of common shares and diluted equivalents outstanding during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Numerator:
Net loss	$(7,242)	$(33,329)
Denominator:
Weighted average shares – basic and diluted	76,013	74,421
Net loss per share – basic and diluted	$(0.10)	$(0.45)

    The securities that were anti-dilutive and excluded from the net loss per share calculations were approximately 11.4 million and 13.9 million for the three months ended March 31, 2010 and 2009, respectively.

8. Balance Sheet Components

    The table below shows the components of the Company’s inventories, property and equipment, prepaid expense and other current assets, accrued and other current liabilities and other long-term liabilities (in thousands).

	March 31, 2010	December 31, 2009
Inventories:
Raw materials	$1,971	$2,800
Work in process	1,315	916
Finished goods	3,233	4,030
Total inventories	$6,519	$7,746

Prepaid expense and other current assets:
Income tax receivable	$-	$21,405
Others	6,225	6,107
	$6,225	$27,512

Property and equipment
Computers and software	$21,850	$21,614
Equipment	27,558	27,050
Furniture and fixtures	2,317	2,564
	51,725	51,228
Less: accumulated depreciation	(38,518)	(36,779)
Total property and equipment, net	$13,207	$14,449

Accrued and other current liabilities:
Accrued restructuring	$5,481	$17,313
Accrued payroll and related expenses	2,534	2,826
Accrued and other liabilities	7,993	8,011
Total accrued and other current liabilities	$16,008	$28,150

Other long-term liabilities:
Non-current liability for uncertain tax positions	$9,123	$9,344
Other liabilities	137	229
Total other long-term liabilities	$9,260	$9,573

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

Guarantees

    Certain of the Company’s licensing agreements indemnify its customers for any expenses or liabilities resulting from claimed infringements of third party patents, trademarks or copyrights by its products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances; the maximum amount of potential future indemnification is not limited. To date, the Company has not paid any such claims or been required to defend any lawsuits with respect to any claim.

Contractual Obligations and Off-Balance Sheet Arrangements

    Our future operating lease commitments, R&D engineering services commitments and computer licensing commitments at March 31, 2010 are as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Engineering services commitments	$7,618	$5,270	$2,348	$-	$-
Operating lease obligations	3,285	2,454	831	-	-
Computer licensing commitments	534	178	356	-	-
Total	$11,437	$7,902	$3,535	$-	$-

    Future minimum lease payments under operating leases have not been reduced by expected sub lease rental income from exited facilities.  The amount of restructuring accrual that relates to the exited facilities, however, has been appropriately deducted from the future minimum lease payments.

    In December 2009, the Company entered into an R&D Engineering Services Agreement with an engineering services firm. The Company will pay the R&D engineering services firm a total of 6 million Euros over a two-year period from December 2009 to December 2011. As of March 31, 2010, the Company has outstanding commitments of 4.5 million Euros ($6.1 million) under this agreement.

    In March 2010, the Company entered into an engineering consulting agreement with an engineering consulting firm.  The Company will pay this engineering consulting firm a total of $1.6 million over a two-year period from March 2010 to December 2011 based on project milestones. As of March 31, 2010, the Company has outstanding commitments of approximately $1.5 million under this agreement.

    In February 2010, the Company agreed to obtain software licenses for its computer desktops with a certain computer licensing company. The licensing term is for a three-year period starting from March 2010. The Company is committed to pay an annual license fee of $178,000 over a three-year term.

    The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section,” as the Company is unable to reasonably estimate the ultimate amount or timing of settlement.

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

Revenue

    Revenue by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$10,763	$7,188
Japan	7,880	10,111
Taiwan	6,540	10,718
Europe	4,678	5,662
Korea	1,671	227
China	1,307	976
Hong Kong	1,178	3,245
Other	292	2,385
Total revenue	$34,309	$40,512

    The Company determines the geographic distribution of revenue using the customers’ “bill to address” location as specified in the customers’ agreements.

    Revenue by product line was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Consumer Electronics	$23,154	$27,576
Personal Computer	1,665	3,468
Storage	1,474	3,551
Licensing	8,016	5,917
Total revenue	$34,309	$40,512

    For the three months ended March 31, 2010, two customers each represented 19.7% and 10.0% of the Company’s revenue. At March 31, 2010, two customers each represented 26.3% and 11.4% of gross accounts receivable.

    For the three months ended March 31, 2009, three customers each represented 13.5%, 13.4% and 10.0% of the Company’s revenue. At March 31, 2009, two customers each represented 26.5% and 15.2% of gross accounts receivable.

Property and Equipment

    Approximately 76.8% of the Company’s consolidated property and equipment are located in the US.

11. Provision for Income Taxes

    For the three months ended March 31, 2010, the Company recorded a provision for income taxes of $1.5 million. The effective tax rate for the three months ended March 31, 2010 was (26.6%) and was based on our projected taxable income for 2010, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes and foreign taxes, partially offset by a benefit of the carryback of the current year federal net operating loss adjusted for certain discrete items recorded during the quarter.

    The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at March 31, 2010.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

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

    The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $94,000 and $85,000 for the three months ended March 31, 2010 and 2009, respectively. The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

12. Fair Value Measurements

    The Company records its financial instruments that are accounted for under FASB ASC No. 320-10-25, Recognition of Investments in Debt and Equity Securities, and derivative contracts under FASB ASC No. 815, Derivatives and Hedging, at fair value. The determination of fair value is based upon the fair value framework established by FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (“ASC 820-10-35”). ASC 820-10-35 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

    The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets, broker or dealer quotations for identical assets. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

    The Company’s cash equivalents and short term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

    The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market fund securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

    The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate bonds, and state, municipal and provincial obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

    There were no transfers between Level 1 and 2 fair value hierarchy during the three months ended March 31, 2010.

    The table below sets forth the Company’s cash equivalents and short-term investments as of March 31, 2010, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820-10-35, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets/(Liability)
(dollars In thousands)	Level 1	Level 2	Level 3	at fair value
Cash equivalents	$525	$-	$-	$525
Short-term investments	12,065	120,176	-	132,241
Total	$12,590	$120,176	$-	$132,766

    Cash equivalents and short term investments in the above table excludes $30.5 million in cash held by the Company or in its accounts with investment fund managers as of March 31, 2010. During the three months ended March 31, 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

    As of March 31, 2010, the Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category.

13.  Derivative Instruments

    The Company accounts for derivative instruments in accordance with the provisions of FASB ASC No. 815-20-25, Derivatives and Hedging – Hedging Recognition. The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company’s derivatives are designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain  or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in other income (expense) on the Company’s consolidated statement of operations.

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

    The amount of gain recognized in other comprehensive income (“OCI”) on effective cashflow hedges as of March 31, 2010 and 2009, the amount of gain reclassified from accumulated OCI to operating expenses for the three months ended March 31, 2010 and 2009, and the amount of gain recognized in income on ineffective cashflow hedges for the three months ended March 31, 2010 and 2009 were insignificant.

    As of March 31, 2010, the outstanding foreign currency forward contracts had a notional value of approximately $2.3 million. The unrealized gain relating to the effective cashflow hedges recorded in accumulated other comprehensive income as part of stockholders' equity and accrued and other current liabilities in the condensed consolidated balance sheet as of March 31, 2010 was insignificant.

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

Company Overview

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

    We have worked with industry leaders to create industry standards such as the High-Definition Multimedia Interface (HDMITM) and Digital Visual Interface (DVITM) specifications for digital content delivery. We have been, and are likely to be in the future, significant contributors to broader standards specifications such as the Serial Advanced Technology Attachment (SATA) specification for PC & Enterprise storage applications. We actively promote and participate in working groups and consortiums to develop new standards such as the recently announced Mobile High-Definition Interconnect (MHDI) working group chartered with creating a new HD mobile video standard and the Serial Port Memory Technology (SPMT) consortium which is working on serial connection standards for dynamic random access memory (DRAM). We capitalize on our leadership position through first-to-market, standards-based semiconductor and IP solutions. Our portfolio of IP solutions that we license to third parties for consumer electronics, PCs, multimedia, communications, mobile, networking and storage devices further leverages our expertise in these markets. In addition, through Simplay Labs, LLC, our wholly owned subsidiary, we offer one of the most robust and comprehensive test platforms in the consumer electronics industry. We utilize independent foundries and third-party subcontractors to develop, manufacture, assemble and test all of our semiconductor products.

    Our customers are equipment manufacturers in each of our target markets — Consumer Electronics, Personal Computer, Mobile and Storage. Because we leverage our technologies across different markets, certain of our products may be incorporated into equipment used in multiple markets. We sell our products to original equipment manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our net revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core/design licensing and royalty fees from our patent licensing activities. We maintain relationships with the eco-system of companies that provide the products that drive digital content creation and consumption, including the major Hollywood studios, consumer electronics companies, retailers and service providers. To that end, we have developed relationships with Hollywood studios such as Universal, Warner Brothers, Disney and Fox and with major consumer electronics companies such as Nokia, Panasonic, Phillips, Samsung, Sharp, Sony and Toshiba. Through these and other relationships, we have formed a strong understanding of the requirements for storing, distributing and presenting HD digital video and audio in the home and mobile environments. We have also developed a substantial IP base for building the standards and products necessary to promote opportunities for our products.

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

Concentrations

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 50.0% of our revenue for the three months ended March 31, 2010 and 52.0% of our revenue for the three months ended March 31, 2009. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three months ended March 31, 2010 and 2009, 44.4% and 61.9% of our revenue, respectively, was generated through distributors.

    A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, represented 55.0% of our revenue for the three months ended March 31, 2010 and 68.4% for the three months ended March 31, 2009. The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. Primarily all revenue to date has been denominated in U.S. dollars.

Critical Accounting Policies

    The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) allowance for doubtful accounts receivable, (3) inventories, (4) goodwill and intangible assets, (5) income taxes, (6) accrued liabilities, (7) stock-based compensation expense, and (8) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

REVENUE

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Product revenue	$26,293	$34,595	(24.0)%
Licensing	8,016	5,917	35.5%
Total revenue	$34,309	$40,512	(15.3)%

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Consumer Electronics (1)	$30,482	$33,476	(8.9)%
Personal Computers (1)	1,733	3,207	(46.0)%
Storage (1)	2,094	3,829	(45.3)%
Total revenue	$34,309	$40,512	(15.3)%
___________
(1) Includes development, licensing and royalty revenue
	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Consumer Electronics	$23,154	$27,576	(16.0)%
Personal Computers	1,665	3,468	(52.0)%
Storage	1,474	3,551	(58.5)%
Licensing	8,016	5,917	35.5%
Total revenue	$34,309	$40,512	(15.3)%

    Total revenue for the three months ended March 31, 2010 was $34.3 million and represented a decline of 15.3% or $6.2 million when compared to the total revenue in the same period last year. Revenues during the three months ended March 31, 2010 from Consumer Electronics (“CE”), Personal Computers (“PC”), and storage decreased by 16.0%, 52.0% and 58.5%, respectively, when compared to the revenues generated in these product lines in the same period in 2009. Revenues from our product lines decreased by $8.3 million or 24.0% from $34.6 million during the three months ended March 31, 2009 to $26.3 million during the three months ended March 31, 2010. Product shipments during the three months ended March 31, 2010 decreased by approximately 15.4% and average selling price declined by approximately 13.0% when compared to the shipments and average selling price during the three months ended March 31, 2009, primarily due to the continued effects of our ongoing product transition as customers transition from HDMI receivers to more cost effective Port Processors. To a lesser extent,  increased competition and product mix changes in the DTV market also contributed to the decreases in revenue from CE, PC and storage.

    Licensing revenue increased 35.5% or $2.1 million during the three months ended March 31, 2010 as compared to the licensing revenue generated in the same period in 2009. Our licensing activity is complementary to our product sales and it helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of the intellectual property we license includes a field of use restriction that prevents the licensee from building products that directly compete with ours in those market segments we have chosen to pursue.  IP licensing continues to represent an important part of our overall business.  Revenue from licensing accounted for 23.4% and 14.6% of our total revenue for the three months ended March 31, 2010 and 2009, respectively. The significant increase in licensing revenue during the three months ended March 31, 2010 as compared to the same period in 2009 was due primarily to the increase in demand for our new IP cores for video decoders and image signal processors. We have started to generate revenues from IP cores we developed and announced in 2009. During 2009, we announced our cineramIC™ 4K and 3D H.264 digital video decoder core, the camerIC-18 18 megapixel (MP) image signal processing (ISP) core, and new HDMI 1.4 transmit and receive cores.

    From time to time, we enter into “direct agreements” for certain of our products for certain identified end customers with our distributors who previously had the rights for price concessions and product returns. The “direct agreements” convert the previously existing distributor relationship for these products and identified customers into a direct customer whereby the distributor does not have price protection or return rights. Revenue for such sales is recorded at the time of shipment.  For the three months ended March 31, 2010 and 2009, we recorded $6.7 million and $4.1 million in revenue under such direct arrangements, respectively.

    Starting in fiscal year 2009, as part of our strategic realignment of our distributor relationships, we entered into “sell- in agreements” with some of our distributors for certain products for identified end customers. These “sell-in agreements” do not provide for price protection, but allow limited stock rotation rights. Additionally, at the time of entering into the “sell- in agreements”, the distributors are allowed to convert products which had been previously shipped under the distributor agreement into products under the “sell- in agreements”. As a result of such conversion, the distributors sacrifice the right of price protection, therefore resulting in the price for such products becoming fixed. Products sold to the distributors under the sell-in agreements are recorded as revenue upon shipment (or, in the case of a conversion to sell-in, upon conversion) with an appropriate reserve for expected stock rotation returns recorded at the time of shipment (or at the time of conversion for conversions to sell-in).  The primary reason for the strategic realignment of our distributor relationships towards a direct revenue model and away from the distributor model was to leverage the benefits of the direct model, such as better risk management and increased operational and transactional processing efficiencies.  For the three months ended March 31, 2010, we recorded $3.5 million in revenue under sell-in arrangements. We did not have revenue under the sell-in agreements for the three months ended March 31, 2009.

 COST OF REVENUE AND GROSS PROFIT

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Cost of product revenue (1)	$14,822	$18,219	(18.6)%
Cost of licensing revenue	23	196	(88.3)%
Total cost of revenue	$14,845	$18,415	(19.4)%
Total gross profit	$19,464	$22,097	(11.9)%
Gross profit margin	56.7%	54.5%

(1) Includes stock-based compensation expense	$184	$199

    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross margin, as a percentage of revenue was 56.7% and 54.5% for the three months ended March 31, 2010 and 2009, respectively.  Lower revenue volume and product mix during the three months ended March 31, 2010 were the primary reasons for the decrease in the total cost of revenue. The increase in our overall gross margin, on the other hand, was primarily due to the higher mix of IP license revenue as compared to the product revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Our IP license gross margin was 99.7% and 96.7% in the quarters ended March 31, 2010 and 2009, respectively and our product revenue gross margin was 43.6% and 47.3% in the quarters ended March 31, 2010 and 2009, respectively.  We expect our overall gross margin to be within the 54%-55% range in the second quarter of 2010.

OPERATING EXPENSES

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Research and development (1)	$13,137	$17,734	(25.9)%
Percentage of total revenue	38.3%	43.8%

(1) Includes stock-based compensation expense	$645	$1,374

    Research and Development (R&D). R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense for the three months ended March 31, 2010 included a stock-based compensation expense of $0.6 million as compared to $1.4 million for the same period in 2009. R&D expense for the three months ended March 31, 2010 decreased by 25.9% or $4.6 million when compared to the same quarter in prior year. The decrease in R&D expense was primarily attributable from our cost savings from the closure of our two R&D sites associated with the Germany restructuring in the fourth quarter of 2009. The said restructuring was done with the objective of realigning our resources to our core competencies.  Our R&D head count as of March 31, 2010 was 213 employees compared to the head count of 288 employees as of March 31, 2009.  We expect R&D expenses to remain relatively flat in the second quarter of 2010.

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Selling, general and administrative (1)	$12,030	$13,715	(12.3)%
Percentage of total revenue	35.1%	33.9%

(1) Includes stock-based compensation expense	$1,331	$1,992

    Selling, General and Administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three months ended March 31, 2010 was $1.7 million or 12.3% lower than what was incurred in the same period in the prior year, primarily due to lower compensation related expenses attributed to the decrease in head count because of the reduction in forces implemented in 2008 and 2009.  Our head count in our SG&A departments was 160 employees and 180 employees as of March 31, 2010 and 2009, respectively.  We expect SG&A expenses to remain relatively flat in the second quarter of 2010.

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Impairment of goodwill	$-	$19,210	(100.0)%
Percentage of total revenue	0.0%	47.4%

    Impairment of Goodwill.  During the three months ended March 31, 2009, we assessed goodwill for impairment and noted indicators of impairment including a sustained and significant decline in our stock price, depressed market conditions and declining industry trends. Our stock price had been in a period of sustained decline and the business climate had deteriorated substantially in light of the economic crisis. Based on the result of the impairment analysis that we performed, we determined that the goodwill was impaired. As such, we wrote off the entire goodwill balance and recognized goodwill impairment charge of approximately $19.2 million in the consolidated statement of operations under operating expense, “Impairment of Goodwill”.

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Amortization of intangible assets	$37	$1,473	(97.5)%
Percentage of total revenue	0.1%	3.6%

    Amortization of Intangible Assets. The decrease in the amortization of intangible assets was primarily due to the impairment of the investment in Sunplus IP in 2009 and to the full amortization of certain intangible assets related to the sci-worx acquisition.

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Interest income and other, net	$604	$939	(35.7)%
Percentage of total revenue	1.8%	2.3%

Interest Income and other, net. The net amount of interest income and other principally includes interest income. The decrease was primarily driven by the lower average total cash balances and due to lower interest rates.

	Three months ended March 31,
	2010	2009	Change
	(dollars in thousands)
Provision for income taxes	$1,521	$3,474	(56.2)%
Percentage of total revenue	4.4%	8.6%

            Provision for Income Taxes. For the three months ended March 31, 2010, we recorded a provision for income taxes of $1.5 million. The effective tax rate for the three months ended March 31, 2010 was (26.6%) and was based on our projected taxable income for 2010, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes and foreign taxes, partially offset by a benefit of the carryback of the current year federal net operating loss adjusted for certain discrete items recorded during the quarter.

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

Recent Accounting Pronouncements

    See Note 2, “Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements under Part I Item I of this report.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

    The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

    Cash and Cash Equivalents, Short-term Investments and Working Capital. The table below summarizes our cash and cash equivalents, investments and working capital and the related movements (in thousands).

	March 31, 2010	December 31, 2009	Amount Change
Cash and cash equivalents	$31,036	$29,756	$1,280
Short-term investments	132,241	120,866	11,375
Total cash, cash equivalents and short-term investments	$163,277	$150,622	$12,655

Total current assets	$193,877	$207,828	$(13,951)
Total current liabilities	(34,019)	(44,346)	$10,327
Working capital	$159,858	$163,482	$(3,624)

    At March 31, 2010, we had $159.9 million of working capital including $163.3 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments increased by $12.7 million from $150.6 million as of December 31, 2009 to $163.3 million as of March 31, 2010 primarily due to income tax refund of $21.5 million, partially offset by the $11.5 million cash used to pay our restructuring liability during the three months ended March 31, 2010.

    The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories  and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue, and deferred margin on sales to distributors. Working capital at March 31, 2010 decreased by approximately $3.6 million when compared to the working capital at December 31, 2009 primarily due to the $13.9 million decrease in operating assets, primarily due to the decrease in prepaid expenses and other current assets, partially offset by the $10.3 million decrease in operating liabilities, primarily due to the decrease in accrued and other current liabilities. The significant decrease in prepaid expenses and other current assets was primarily driven by the income tax refund previously mentioned, while the significant decrease in accrued and other current liabilities was primarily due to the payment of restructuring liability amounting to approximately $11.5 million.

    We believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our liquidity requirements for at least the next twelve months.

    Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Three Months Ended March 31,
	2010	2009	Amount Change
Cash provided by (used in) operating activities	$14,043	$(15,514)	$29,557
Cash used in investing activities	(13,446)	(59,387)	45,941
Cash provided by financing activities	278	786	(508)
Effect of exchange rate changes on cash & cash equivalents	405	(200)	605
Net increase (decrease) in cash and cash equivalents	$1,280	$(74,315)	$75,595

    During the three months ended March 31, 2010, cash and cash equivalents increased by $1.3 million. This increase was primarily the result of the cash generated from our operating and financing activities of $14.0 million and $0.3 million, respectively, partially offset by the cash used for our investing activities of approximately $13.4 million.

 Operating Activities

    The $14.0 million cash generated from our operating activities during the three months ended March 31, 2010 was primarily due to the decrease in operating assets, such as accounts receivable, inventories and prepaid expenses and other current assets and increase in accounts payable, partially offset by the decrease in accrued and other current liabilities.

    Net accounts receivable decreased by approximately $4.1 million from $21.7 million at December 31, 2009 to $17.6 million at March 31, 2010 primarily due to higher collection than invoicing during the three months ended March 31, 2010. Inventory decreased by $1.2 million primarily due to our tighter and effective inventory management. Prepaid expenses and other current assets decreased by approximately $21.3 million primarily due to income tax refund of approximately $21.5 million. Accounts payable increased by $1.4 million mainly because of the timing of vendor invoices and payments. Accrued and other current liabilities decreased by $12.1 million primarily due to the $11.5 million payment of restructuring liability.

Investing Activities

    The $13.4 million cash used in investing activities during the three months ended March 31, 2010 was due primarily to net purchases of short-term investments of approximately $12.0 million and net investment in property and equipment of approximately $1.4 million. During the three months ended March 31, 2010, we purchased $29.1 million and sold $17.1 million short-term investments.

    We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

    The $0.3 million cash generated from our financing activities during the three months ended March 31, 2010 was primarily due to the proceeds from issuances of common stock of approximately $1.3 million, partially offset by the cash used to repurchase restricted stock units for minimum statutory income tax withholding of approximately $1.0 million.

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

Liquidity and Capital Resource Requirements

    Based on our estimated cash flows, we believe our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenue, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities; we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of March 31, 2010, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash and cash equivalents of approximately $163.3 million. A sensitivity analysis was performed on our investment portfolio as of March 31, 2010. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$525,000	$1,051,000	$1,576,000

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

Foreign Currency Exchange Risk

    A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the British Pound, the Chinese Yuan, Euro, Japanese Yen, the South Korean Won and Taiwan Dollar. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  As of March 31, 2010 and 2009, cash held in foreign countries was approximately $6.2 million and $3.5 million, respectively. The following represents the potential impact of a change in the value of the U.S. dollar compared to the British Pound, Chinese Yuan, Euro, Japanese Yen, South Korean Won and Taiwan Dollar for the three months ended March 31, 2010 and 2009.  This sensitivity analysis aggregates our annual activity in these currencies, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10%.
March 31, 2010

5.0%	7.5%	10.0%
$579,000	$869,000	$1,158,000

March 31, 2009

5.0%	7.5%	10.0%
$408,000	$612,000	$816,000

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

    As of March 31, 2010, the outstanding foreign exchange contracts had a total notional value of $2.3 million and a fair value of $48,000.  See Note 13 to the Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    The development of new products is highly complex and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new products and will continue to introduce new products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:
•
accurate prediction of market requirements and the establishment of market standards and the evolution of existing standards, including enhancements or modifications to existing standards such as HDMI, HDCP, DVI, SATA and SPMT and the development of new standards, such as MHDI and SPMT;

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

    Global credit and financial markets have experienced in the past and may experience in the future disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. Despite signs of improvement, there can be no assurance that there will not be renewed deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability. Our CE product revenue, which comprised approximately 67.5% and 68.1% of total revenue for the three months ended March 31, 2010 and 2009, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. As a result of the recent recession experience by the US economy and other economies around the world, the demand for overall consumer electronics has been and may continue to be adversely affected. As a result, the demand for our CE, PC and storage products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, PC and storage products and on our financial condition and operating results.

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

    Our products face competition from companies selling similar discrete products and from companies selling products such as chipsets and system-on-a-chip solutions with integrated functionality. Our competitors include semiconductor companies that focus on the CE, display or storage markets, as well as major diversified semiconductor companies and we expect that new competitors will enter our markets. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, including solutions that integrate the functionality of our products into their solutions. In addition, current or potential OEM customers may have internal semiconductor capabilities and may develop their own solutions for use in their products rather than purchasing them from companies such as us. Some of our competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and as a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, NXP, Broadcom, Intel, National Semiconductor and Texas Instruments and CE manufacturers, such as Panasonic, Sony, Samsung and Toshiba, may compete against us in the future. Some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

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

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended March 31, 2010, shipments to Samsung Electronics and Innotech Corporation generated 19.7% and 10.0% of our revenue, respectively. For the three months ended March 31, 2009, shipments to Weikeng Industrial, World Peace Industrial and Microtek, Inc. generated 13.5%, 13.4% and 10.0% of our revenue, respectively. In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

• one or more of our customers, including distributors, becomes insolvent or goes out of business;
• one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or
· one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

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

    Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 44.4% of our revenue for the three months ended March 31, 2010 and 61.9% of our revenue for the three months ended March 31, 2009. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

• manage a more complex supply chain;
• monitor and manage the level of inventory of our products at each distributor;
· estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and
· monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and the majority of which are not publicly traded.

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

    We do not have a long-term supply agreement with all of our subcontractors and instead obtain production services on a purchase order basis. Our outside sub-contractors have no obligation to manufacture our products or supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries, assembly and test facilities and our sub-contractors may reallocate capacity on short notice to other customers who may be larger and better financed than we are, or who have long-term agreements with our sub-contractors, even during periods of high demand for our products. These foundries may allocate or move production of our products to different foundries under their control, even in different locations, which may be time consuming, costly and difficult, have an adverse affect on quality, yields and costs and require us and/or our customers to re-qualify the products, which could open up design wins to competition and result in the loss of design wins and design-ins. If our subcontractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business will be substantially harmed. As a result, we would have to identify and qualify substitute sub-contractors, which would be time-consuming, costly and difficult; there is no guarantee that we would be able to identify and qualify such substitute subcontractors on a timely basis or obtain commercially reasonable terms from them. This qualification process may also require significant effort by our customers and may lead to re-qualification of parts, opening up design wins to competition and loss of design wins and design-ins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

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

    A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months ended March 31, 2010 and 2009 approximately 68.6% and 82.2% of our total revenue respectively, was generated from customers and distributors located outside of United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

• political, social and economic instability;
· exposure to different business practices and legal standards, particularly with respect to intellectual property;
· natural disasters and public health emergencies;
· nationalization of business and blocking of cash flows;
    • trade and travel restrictions;
• the imposition of governmental controls and restrictions;
• burdens of complying with a variety of foreign laws;
· import and export license requirements and restrictions of the United States and each other country in which we operate;
· unexpected changes in regulatory requirements;
· foreign technical standards;
· changes in taxation and tariffs;
· difficulties in staffing and managing international operations;
· fluctuations in currency exchange rates;
· difficulties in collecting receivables from foreign entities or delayed revenue recognition;
· expense and difficulties in protecting our intellectual property in foreign jurisdictions;
· exposure to possible litigation or claims in foreign jurisdictions; and
· potentially adverse tax consequences.

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

Closure of our R&D sites in Germany may impact our product development efforts.

    In 2009, we decided to restructure our research and development operations resulting in the closure of our two R&D sites in Germany. The decision to close these sites may have an unanticipated adverse impact on our product development efforts and product roadmap in the short- to mid-term as we transition these R&D engineering resources to new geographies. Such an impact could include adverse effects on our business, financial condition and operating results.

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
· we believe that Intel has the market presence to drive adoption of SATA by making it widely available in its chipsets and motherboards, which could affect demand for our products;
· we believe that Intel has the market presence to affect adoption of HDMI by either endorsing complementary technology or promulgating a competing standard, which could affect demand for our products;
· Intel may potentially integrate the functionality of our products, including SATA, DVI, or HDMI into its own chips and chipsets, thereby displacing demand for some of our products;
· Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;
· Intel’s technology, including its 845G and later chipsets, may lower barriers to entry for other parties who may enter the market and compete with us; and
· Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.

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
•
In January 2010, Harold Covert agreed to continue in his capacity as our president (but to no longer serve as chief financial officer or chief operating officer) during a transitional period through September 2010 and was also elected to the Board of Directors, to serve through September 2010.

•	In March 2010, J. Duane Northcutt resigned from his position as chief technology officer.
•	In April 2010, Sal Cobar resigned from his position as Vice President of Worldwide Sales.

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

    Our operations are headquartered in the San Francisco Bay area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the three months ended March 31, 2010 and 2009 customers and distributors located in Japan generated 23.0% and 25.0% of our revenue, respectively, and customers and distributors located in Taiwan generated 19.1% and 26.5% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

    Several jurisdictions have implemented rules that would require that certain products, including semiconductors, be made “green,” which means that the products need to be lead free and be free of certain banned substances. All of our products are available to customers in a green format. While we believe that we are generally in compliance with existing regulations, such environmental regulations are subject to change and the jurisdictions may impose additional regulations which could require us to incur costs to develop replacement products. These changes will require us to incur cost or may take time or may not always be economically or technically feasible, or may require disposal of non-compliant inventory. In addition, any requirement to dispose or abate previously sold products would require us to incur the costs of setting up and implementing such a program

Provisions of our charter documents and Delaware law could prevent or delay a change in control and may reduce the market price of our common stock.

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
· prohibiting cumulative voting in the election of directors;
· requiring super-majority voting to amend some provisions of our certificate of incorporation and bylaws;
· limiting the persons who may call special meetings of stockholders; and
• prohibiting stockholder actions by written consent.

Provisions of Delaware law also may discourage delay or prevent someone from acquiring or merging with us.

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
· changes in our key executives and technical personnel; and,
· announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

    Due to these factors, the price of our stock may decline. In addition, the stock market experiences volatility that is often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share amounts)

            None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

1010.01*	Employment offer letter with Camillo Martino dated December 23, 2009 (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on January 8, 2010).
10.02*
 Transitional Employment and Separation Agreement between Harold Covert and the Registrant dated January 6, 2010 (Incorporated by reference to Exhibit 10.02 to the Registrant’s current report on Form 8-K filed on January 8, 2010).

3131.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3131.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3232.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3232.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2010	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry
Chief Accounting Officer (Principal Financial Officer)

Exhibit Index

1010.01*	Employment offer letter with Camillo Martino dated December 23, 2009 (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on January 8, 2010).
10.02*
 Transitional Employment and Separation Agreement between Harold Covert and the Registrant dated January 6, 2010 (Incorporated by reference to Exhibit 10.02 to the Registrant’s current report on Form 8-K filed on January 8, 2010).

3131.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3131.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3232.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3232.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.