Form 10-Q
period 2010-06-30
SILICON IMAGE INC
filed 2010-07-29
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT June 30, 2010
Common Stock, $0.001 par value	76,770,458

Silicon Image, Inc.
Form 10-Q for the quarter ended June 30, 2010

EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$20,121	$29,756
Short-term investments	148,587	120,866
Accounts receivable, net of allowances for doubtful accounts $1,342 at June 30, 2010 and $1,428 at December 31, 2009	17,544	21,664
Inventories	10,221	7,746
Prepaid expenses and other current assets	6,123	27,512
Deferred income taxes	168	284
Total current assets	202,764	207,828
Property and equipment, net	12,411	14,449
Deferred income taxes, non-current	2,644	2,336
Intangible and other assets, net	769	825
Total assets	$218,588	$225,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,962	$10,141
Accrued and other current liabilities	13,589	28,150
Deferred margin on sales to distributors	5,112	2,944
Deferred license revenue	3,094	3,111
Total current liabilities	37,757	44,346
Other long-term liabilities	10,729	9,573
Total liabilities	48,486	53,919
Commitments and contingencies (See Note 9)
Stockholders’ Equity:
Common stock	94	93
Additional paid-in capital	468,633	463,189
Treasury stock	(107,720)	(106,562)
Accumulated deficit	(191,606)	(186,139)
Accumulated other comprehensive income	701	938
Total stockholders’ equity	170,102	171,519
Total liabilities and stockholders’ equity	$218,588	$225,438

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Product	$38,364	$29,436	$64,657	$64,031
Licensing	6,186	7,900	14,202	13,817
Total revenue	44,550	37,336	78,859	77,848
Cost of revenue and operating expenses:
Cost of product revenue (1)	19,489	17,264	34,311	35,483
Cost of licensing revenue	13	274	36	470
Research and development (2)	13,659	17,619	26,796	35,353
Selling, general and administrative (3)	11,141	12,678	23,171	26,393
Restructuring expense (Note 5)	268	7,098	853	7,857
Amortization of intangible assets	38	1,473	75	2,946
Impairment of goodwill	-	-	-	19,210
Total cost of revenue and operating expenses	44,608	56,406	85,242	127,712
Loss from operations	(58)	(19,070)	(6,383)	(49,864)
Interest income and other, net	630	598	1,234	1,537
Income (loss) before provision for income taxes	572	(18,472)	(5,149)	(48,327)
Income tax expense (benefit)	(1,203)	(5,143)	318	(1,669)
Net income (loss)	$1,775	$(13,329)	$(5,467)	$(46,658)

Net income (loss) per share – basic and diluted	$0.02	$(0.18)	$(0.07)	$(0.63)
Weighted average shares – basic	76,718	74,806	76,364	74,618
Weighted average shares – diluted	77,511	74,806	76,364	74,618

(1) Includes stock-based compensation expense	$145	$244	$329	$443
(2) Includes stock-based compensation expense	$725	$1,617	$1,370	$2,991
(3) Includes stock-based compensation expense	$1,115	$2,352	$2,446	$4,344

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,467)	$(46,658)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	4,145	7,778
Depreciation	4,048	4,592
Amortization of investment premium	1,365	1,683
Asset impairment due to restructuring	184	200
Amortization of intangible assets	75	2,946
Provision for doubtful accounts	35	154
Loss on disposal and retirement of property and equipment	16	180
Realized loss/(gain) on sale of short-term investments	(84)	15
Impairment of goodwill	-	19,210
Deferred income taxes	-	7,312
Tax deficiency from employee stock-based compensation plans	-	(781)
Excess tax benefits from employee stock-based transactions	-	(13)
Changes in assets and liabilities:
Accounts receivable	4,085	(13,256)
Inventories	(2,475)	3,606
Prepaid expenses and other assets	21,252	(3,404)
Accounts payable	5,760	2,722
Accrued and other liabilities	(15,029)	(978)
Deferred margin on sales to distributors	2,168	(4,997)
Deferred license revenue	1,481	52
Cash provided by (used in) operating activities	21,559	(19,637)
Cash flows from investing activities:
Proceeds from sales of short-term investments	67,262	71,952
Purchases of short-term investments	(96,546)	(128,350)
Purchases of property and equipment	(2,322)	(1,840)
Proceeds from sale of property and equipment	-	120
Cash used in investing activities	(31,606)	(58,118)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,300	1,718
Repurchase of restricted stock units for income tax withholding	(1,158)	(241)
Payments for vendor financed software and intangibles purchased	-	(625)
Excess tax benefits from employee stock-based transactions	-	13
Cash provided by financing activities	142	865
Effect of exchange rate changes on cash and cash equivalents	270	59
Net decrease in cash and cash equivalents	(9,635)	(76,831)
Cash and cash equivalents — beginning of period	29,756	95,414
Cash and cash equivalents — end of period	$20,121	$18,583
Supplemental cash flow information:
Net refund (cash payment) for income taxes	$20,566	$(5,574)
Restricted stock units vested	$3,214	$667
Property and equipment purchased but not paid for	$652	$577
Unrealized gain (loss) on foreign exchange hedges	$(409)	$30
Unrealized net gain (loss) on short-term investments	$(282)	$79

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2009 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of  June 30, 2010 and December 31, 2009 and the related consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and the related consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Financial results for the three and six months ended June 30, 2010 are not necessarily indicative of future financial results.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-14, Software (Accounting Standards Codification (ASC) Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This update requires expanded qualitative and quantitative disclosures and is effective for the Company’s first quarter of fiscal year 2011. However, early adoption is allowed.  The Company is currently evaluating the impact of adopting this update on its consolidated results of operations and financial position.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for the Company’s first quarter of fiscal year 2011. However, early adoption is allowed.   The Company is currently evaluating the impact of adopting this update on its consolidated results of operations and financial position.

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

3. Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock based compensation, short-term investments, allowance for doubtful accounts, inventory valuation, realization of long lived assets, income taxes, deferred tax assets, accrued liabilities, guarantees, foreign currency, and legal matters. The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of all intercompany balances and transactions.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option valuation model and the straight-line attribution approach with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Employee stock option plans:
Expected life in years	4.2	4.7	4.2	4.7
Expected volatility	64.7%	64.5%	64.2%	64.5%
Risk-free interest rate	1.8%	2.3%	1.9%	2.3%
Expected dividends	none	none	none	none
Weighted average fair value	$1.83	$1.34	$1.59	$1.37

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	51.7%	96.3%	51.7%	96.3%
Risk-free interest rate	0.2%	1.2%	0.2%	1.2%
Expected dividends	none	none	none	none
Weighted average fair value	$0.71	$1.31	$0.71	$1.31

As required by FASB ASC 718-10-35, Subsequent Measurement of Stock Compensation, management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest. For the three months ended June 30, 2010 and 2009 no shares were purchased under the ESPP program. For the six months ended June 30, 2010 and 2009, 596,485 and 544,629 shares were purchased under the ESPP program, respectively. At June 30, 2010, the Company had $101,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a period of approximately 1.5 months.

Stock Options Activity

The following is a summary of activity under the Company’s stock option plans during the six months ended June 30, 2010, excluding RSUs (in thousands, except weighted average exercise price):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	9,644	$8.51
Granted	1,763	3.13
Exercised	(7)	1.14
Forfeitures and cancellations	(1,278)	8.34
Outstanding at June 30, 2010	10,122	$7.60	5.34	$1,781
Ending vested and expected to vest at June 30, 2010	9,442	$7.89	5.13	$1,500
Exercisable at June 30, 2010	7,505	$8.80	4.44	$923

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their vested options on June 30, 2010. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the second quarter of fiscal 2010 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and six months ended June 30, 2010 and 2009 was insignificant due to the limited number of exercises during those periods.  The total fair value as of the vesting date of the options which vested was $1.2 million  and $2.7 million during the three and six months ended June 30, 2010, respectively, and $2.9 million and $6.5 million during the three and six months ended June 30, 2009, respectively.

At June 30, 2010, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.99 years, was $4.8 million,  net of estimated forfeitures.

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

    Non-vested restricted stock units as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows (in thousands):

	Number of shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2010	2,719	$3.45
Granted	667	3.10
Vested	(1,186)	3.73
Forfeitures and cancellations	(456)	3.47
Outstanding at June 30, 2010	1,744	$3.12

The total grant date fair value of the RSUs that vested during the three and six months ended June 30, 2010 was $0.5 million and $4.4 million, respectively, and $0.1 million and $1.0 million for the three and six months ended June 30, 2009, respectively.

At June 30, 2010, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.12 years, was $4.0 million, net of estimated forfeitures.

During the three months ended June 30, 2010 and 2009, the Company repurchased 37,658 and 7,050 shares of stock , respectively,  for an aggregate value of $137,000 and $17,000, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. During the six months ended June 30, 2010 and 2009, the Company repurchased 438,567 and 78,095 shares of stock, respectively,  for an aggregate value of $1.2 million and $0.2 million, respectively.   The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock-based Compensation Expense

The table below shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of sales	$145	$244	$329	$443
Research and development	725	1,617	1,370	2,991
Selling, general and administrative	1,115	2,352	2,446	4,344
Income tax benefit	-	(459)	-	(932)
	$1,985	$3,754	$4,145	$6,846

5. Restructuring Charges and Exit Costs

   Restructuring Activities

For the six months ended June 30, 2010, the Company recorded restructuring expense of approximately $0.9 million, which was primarily related to the future lease commitments on exited facilities, impairment of certain fixed assets, and legal and other restructuring related costs which were recorded as incurred.

Fiscal 2009 Restructuring Programs

In June and October 2009, the Company’s management approved and announced restructuring programs, which primarily included a reduction in force, to realign and focus the Company’s resources on its core competencies and to better align its revenues and expenses.

As of June 30, 2010, approximately $1.4 million of the costs associated with these restructuring programs remained unpaid. We expect that the severance-related charges and other costs associated with the 2009 restructuring programs of approximately $1.1 million will be substantially paid during the third quarter of fiscal year 2010 and the facilities-related lease charges of approximately $0.3 million will be substantially paid by November 2012.

Fiscal 2008 Restructuring Program

As of June 30, 2010, approximately $0.1 million of the costs associated with the restructuring plan announced in December 2008 remained unpaid. The outstanding liability under the 2008 restructuring program represents costs associated with exited facilities which will be substantially paid by July 2011.

The table below summarizes the Company’s restructuring activities for the six months ended June 30, 2010 (in thousands):

	Employee Severance and Benefits	Operating Lease Termination	Fixed Assets Impaired	Total
Accrued restructuring balance as of January 1, 2010	$17,052	$261	$-	$17,313
Additional accruals	136	533	184	853
Cash payments	(14,973)	(350)	-	(15,323)
Non-cash charges and adjustments	-	-	(184)	(184)
Foreign currency adjustments	(1,121)	-	-	(1,121)
Accrued restructuring balance as of June 30, 2010	$1,094	$444	$-	$1,538

6. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,775	$(13,329)	$(5,467)	$(46,658)
Change in unrealized value of investments	(161)	(90)	(282)	79
Foreign currency translation adjustments	49	330	454	68
Effective portion of cashflow hedges	(366)	(16)	(409)	30
Total comprehensive income (loss)	$1,297	$(13,105)	$(5,704)	$(46,481)

7. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase and diluted net income (loss) per share is computed using the weighted-average number of common shares and diluted equivalents outstanding during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$1,775	$(13,329)	$(5,467)	$(46,658)
Denominator:
Weighted average outstanding shares used to compute basic net income (loss) per share	76,718	74,806	76,364	74,618
Effect of dilutive securities	794	-	-	-
Weighted-average diluted outstanding shares used to compute diluted net income (loss) per share	77,512	74,806	76,364	74,618

Net income (loss) per share – basic and diluted	$0.02	$(0.18)	$(0.07)	$(0.63)

 For the three months ended June 30, 2010, approximately 10.0 million weighted common stock equivalents were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.  As a result of the net loss for the six months ended June 30, 2010, approximately 10.8 million common stock equivalents for the six months ended June 30, 2010 were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

As a result of the net loss for the three and six months ended June 30, 2009, approximately 14.8  million and 13.8 million common stock equivalents for the three and six months ended June 30, 2009, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

8. Balance Sheet Components

The table below shows the components of the Company’s inventories, prepaid expense and other current assets, property and equipment,  accrued and other current liabilities and other long-term liabilities (in thousands).

	June 30, 2010	December 31, 2009
Inventories:
Raw materials	$1,998	$2,800
Work in process	3,929	916
Finished goods	4,294	4,030
Total inventories	$10,221	$7,746

Prepaid expense and other current assets:
Interest receivable	$1,498	$1,395
Prepaid software maintenance	1,479	2,384
Income tax receivable	374	21,405
Others	2,772	2,328
	$6,123	$27,512

Property and equipment
Computers and software	$21,456	$21,614
Equipment	28,788	27,050
Furniture and fixtures	2,322	2,564
	52,566	51,228
Less: accumulated depreciation	(40,155)	(36,779)
Total property and equipment, net	$12,411	$14,449

Accrued and other current liabilities:
Accrued payroll and related expenses	$4,796	$2,826
Accrued restructuring	1,538	17,313
Accrued royalties	1,510	1,282
Accrued and other current liabilities	5,745	6,729
Total accrued and other current liabilities	$13,589	$28,150

Other long-term liabilities:
Non-current liability for uncertain tax positions	$9,199	$9,344
Non-current deferred license revenue	1,498	-
Other liabilities	32	229
Total other long-term liabilities	$10,729	$9,573

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

     On June 9, 2010, the Company was named in a lawsuit, captioned “Red.com, Inc. dba Red Digital Camera v. Silicon Image, Inc.,” and filed in the Superior Court of California, Orange County by the plaintiff, Red.com.  The plaintiff alleges breach of contract, fraud and negligent misrepresentation based on the allegations that the Company breached a licensing agreement with the plaintiff.  At this time, the case is in the very early stages of the litigation, and the Company has not yet responded to the complaint, no hearings have been scheduled and no trial date has been set.  The Company intends to defend against plaintiff’s allegations vigorously.

     In addition, the Company has been named as a defendant in a number of judicial and administrative proceedings incidental to its business and may be named again from time to time.

     The Company intends to defend the above matters vigorously and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Guarantees

Certain of the Company’s licensing agreements indemnify its customers for any expenses or liabilities resulting from claimed infringements of third party patents, trademarks or copyrights by its products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances; the maximum amount of potential future indemnification is not limited. To date, the Company has not paid any such claims or been required to defend any lawsuits with respect to any such claim.

Contractual Obligations and Off-Balance Sheet Arrangements

Our future operating lease commitments, R&D engineering services commitments and computer licensing commitments at June 30, 2010 are as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years
Contractual Obligations:
Engineering services commitments	$5,951	$4,874	$1,077
Operating lease obligations	3,395	2,762	633
Computer licensing commitments	356	-	356
Total	$9,702	$7,636	$2,066

     Future minimum lease payments under operating leases have not been reduced by expected sub lease rental income from exited facilities.  The amount of restructuring accrual that relates to the exited facilities, however, has been appropriately deducted from the future minimum lease payments.

     In December 2009, the Company entered into an R&D Engineering Services Agreement with an engineering services firm. The Company will pay the R&D engineering services firm a total of 6 million Euros over a two-year period from December 2009 to December 2011. As of June 30, 2010, the Company has outstanding commitments of 3.8 million Euros (approximately $4.6 million) under this agreement.

     In March 2010, the Company entered into an engineering consulting agreement with an engineering consulting firm.  Under the agreement, the Company is committed to pay the engineering consulting firm a total of $1.6 million over a two-year period from March 2010 to December 2011 based on project milestones. As of June 30, 2010, the Company has outstanding commitments of approximately $1.4 million under this agreement.

     In February 2010, the Company agreed to obtain software licenses for its computer desktops with a certain computer licensing company. The licensing term is for a three-year period starting from March 2010. The Company is committed to pay an annual license fee of $178,000 over a three-year term. As of June 30, 2010, the Company has outstanding commitments of approximately $0.4 million under this agreement.

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

Revenue

Revenue by geographic area was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Japan	$15,222	$9,714	$23,102	$19,825
United States	11,277	9,074	22,040	16,262
Taiwan	8,673	9,501	15,213	20,219
China	3,989	2,496	6,474	6,717
Europe	3,843	3,579	8,521	9,241
Korea	1,266	1,899	2,937	2,126
Other	280	1,073	572	3,458
Total revenue	$44,550	$37,336	$78,859	$77,848

The Company determines the geographic distribution of revenue using the customers’ “bill to address” location as specified in the customers’ agreements.

     Revenue by product line was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Consumer Electronics	$32,657	$25,686	$55,811	$53,262
Personal Computer	2,314	1,700	3,979	5,168
Storage	3,393	2,050	4,867	5,601
Licensing revenue	6,186	7,900	14,202	13,817
Total revenue	$44,550	$37,336	$78,859	$77,848

For the three months ended June 30, 2010, three customers each represented 16.2%, 12.5% and 11.4% of the Company’s revenue. For the six months ended June 30, 2010, two customers each represented 17.7% and 11.2% of the Company’s revenue.  At June 30, 2010, three customers each represented 14.1%, 13.9% and 12.3% of net accounts receivable.

For the three months ended June 30, 2009, one customer represented 12.6% of the Company’s revenue. For the six months ended June 30, 2009, two customers each represented 11.1% and 10.9% of the Company’s revenue. At June 30, 2009, two customers each represented 18.1% and 11.7% of net accounts receivable.

Property and Equipment

Approximately 73.9% of the Company’s consolidated net property and equipment are located in the US and approximately 23.2% are located in China.

11. Provision for Income Taxes

The Company recorded an income tax benefit of ($1.2) million for the three months ended June 30, 2010 and income tax expense of $318,000 for the six months ended June 30, 2010.  The effective tax rates for the three and six months ended June 30, 2010 were 210.3% and 6.2%, respectively, and were based on the Company’s projected taxable income for 2010, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes and foreign taxes, partially offset by a benefit of the carryback of the current year federal net operating loss adjusted for certain discrete items recorded during the quarter.

Subsequent to the three months ended March 31, 2010, the Company determined it had understated its income tax provision and income taxes payable by $1.1 million.  Management has concluded that the impact of the error on the Company’s consolidated financial statements for the three months ended March 31, 2010 is not material and has corrected the error in the Company’s consolidated financial statements for the three months ended June 30, 2010.  Management does not believe that the correction of this error is material to the consolidated financial statements for the three and six months ended June 30, 2010.

The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at June 30, 2010.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

For the three and six months ended June 30, 2009, the Company recorded an income tax benefit of ($5.1) million and ($1.7) million, respectively. The effective tax rates for the three and six months ended June 30, 2009 were 27.8% and 3.5%, respectively, and were based on the Company’s projected taxable income for 2009, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, stock-based compensation expense, tax credits and foreign taxes, adjusted for certain discrete items recorded during the quarter.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $80,000 and $174,000 for the three and six months ended June 30, 2010, respectively, and approximately $88,000 and $173,000 for the three and six months ended June 30, 2009, respectively.  The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

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

ASC 820 establishes a consistent framework for measuring fair value whereby inputs used in valuation techniques are assigned a hierarchical level.  The assignment to a level is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs).  Categorization within the fair value hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The following are the hierarchical levels of inputs to measure fair value:

Level 1	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2
Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets; or significant inputs that are observable, either directly or indirectly; or

Level 3	Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.

The table below presents the Company’s assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2010. As required by ASC 820-10-35, these are classified based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair value measurements using		Assets (Liabilities)
	Level 1	Level 2	at fair value
Assets:
Cash equivalents:
Money market funds	$1,694	$-	$1,694
Short-term investments:
United States government agencies	19,788	-	19,788
Money market funds	299	-	299
Corporate securities	-	47,193	47,193
Municipal securities	-	81,307	81,307
Total short-term investments	20,087	128,500	148,587
Total Assets	$21,781	$128,500	$150,281
Liabilities:
Derivative liabilities	$-	$(291)	$(291)

Cash equivalents and short term investments in the above table excludes $18.4 million in cash held by the Company or in its accounts with investment fund managers as of June 30, 2010. During the three and six months ended June 30, 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

     Level 1 assets consist of money market fund securities and U.S. government and agency securities. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

The Company classifies items in Level 2 if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities.  Level 2 assets include corporate and municipal securities. These investments are priced using observable inputs and valuation models which vary by asset class. The fair values of all of the Company’s investments in corporate and municipal securities are determined through the assistance of a third party pricing service.   For the short-term investments in the Company’s portfolio, multiple pricing sources are generally available.  The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.

The Company’s derivative financial instruments are also classified within Level 2 (see Note 13).  The Company’s derivative financial instruments consist of foreign currency exchange contracts.  The Company recognizes derivative financial instruments in its consolidated financial statements at fair value in accordance with ASC 815.  The Company determines the fair value of these instruments by considering the estimated amount it would pay or receive to terminate these agreements at the reporting date. The Company’s derivatives are valued using models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors and foreign currency exchange rates.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the three and six months ended June 30, 2010.

As of June 30, 2010, the Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category.

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

     The amount of loss recognized in other comprehensive income (“OCI”) on effective cashflow hedges as of June 30, 2010 was approximately $0.4 million and was insignificant as of June 30, 2009.  The amount of loss reclassified from accumulated OCI to operating expenses for the three and six months ended June 30, 2010 and 2009, and the amount of gain (loss) recognized in income on ineffective cashflow hedges for the three and six months ended June 30, 2010 and 2009 were insignificant.

     As of June 30, 2010, the outstanding foreign currency forward contracts had a notional value of approximately $4.0 million. The unrealized loss relating to the effective cashflow hedges recorded in accumulated other comprehensive income as part of stockholders' equity and accrued and other current liabilities in the condensed consolidated balance sheet as of June 30, 2010 was approximately $0.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q entitled “Factors Affecting Future Results,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “may,” “will” and variations of such words and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC except as required by securities regulations. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors,  including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by Silicon Image,  Inc. in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Silicon Image and the Silicon Image logo are trademarks, registered trademarks or service marks of Silicon Image, Inc. in the United States and/or other countries.  HDMI, the HDMI logo, and High-Definition Multimedia Interface are trademarks or registered trademarks of HDMI Licensing, LLC in the United States and/or other countries. MHL and the MHL logo are trademarks or registered trademarks of MHL, LLC in the United States and/or other countries. All other trademarks and registered trademarks are the property of their respective owners in the Unites States and/or other countries.

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

     We have worked with industry leaders to create industry standards such as the High-Definition Multimedia Interface (HDMI™) and Digital Visual Interface (DVI™) specifications for digital content delivery. We have been, and are likely to be in the future, significant contributors to broader standards specifications such as the Serial Advanced Technology Attachment (SATA) specification for PC & Enterprise storage applications. We actively promote and participate in working groups and consortiums to develop new standards such as the recently announced Mobile High-Definition Link (MHL™) consortium chartered with creating a new HD mobile video standard and the Serial Port Memory Technology (SPMT™) consortium which is working on serial connection standards for dynamic random access memory (DRAM). We capitalize on our leadership position through first-to-market, standards-based semiconductor and IP solutions. Our portfolio of IP solutions that we license to third parties for consumer electronics, PCs, multimedia, communications, mobile, networking and storage devices further leverages our expertise in these markets. In addition, through Simplay Labs, LLC, our wholly owned subsidiary, we offer one of the most robust and comprehensive test platforms in the consumer electronics industry. We utilize independent foundries and third-party subcontractors to develop, manufacture, assemble and test all of our semiconductor products.

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

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 59.1% and 55.2% of our revenue for the three and six months ended June 30, 2010, respectively, and 43.4% and 44.0% of our revenue for the three and six months ended June 30, 2009, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services.  Revenue generated through distributors was 61.8% and 54.3% of our total revenue for the three and six months ended June 30, 2010, respectively, and  60.0% and 61.0% of our total revenue for the three and six months ended June 30, 2009, respectively.  Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, represented 66.1% and 61.2% of our revenue for the three and six months ended June 30, 2010, respectively and 66.1% and 67.0% for the three and six months ended June 30, 2009, respectively.  The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. Primarily all revenue to date has been denominated in U.S. dollars.

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

Results of Operations

REVENUE

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$38,364	$29,436	30.3%	$64,657	$64,031	1.0%
Licensing revenue	6,186	7,900	-21.7%	14,202	13,817	2.8%
Total revenue	$44,550	$37,336	19.3%	$78,859	$77,848	1.3%

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics	$32,657	$25,686	27.1%	$55,811	$53,262	4.8%
Personal Computers	2,314	1,700	36.1%	3,979	5,168	-23.0%
Storage	3,393	2,050	65.5%	4,867	5,601	-13.1%
Licensing revenue	6,186	7,900	-21.7%	14,202	13,817	2.8%
Total revenue	$44,550	$37,336	19.3%	$78,859	$77,848	1.3%

    Total product revenue for the three months ended June 30, 2010 was $8.9 million or 30.3% higher than the product revenue from the same period in 2009 primarily due to the recovering economy and increased demand for our CE, PC and Storage products. Revenue from our CE, PC and Storage products during the three months ended June 30, 2010 increased by 27.1%, 36.1% and 65.5%, respectively, compared to the same period in 2009.  Our unit shipments during the three months ended June 30, 2010 for CE, PC and Storage were up by 26.2%, 42.5% and 118.1%, respectively, compared to the same period in 2009. The higher unit shipments in our CE product line were primarily driven by increased demand for our port processors from the DTV market. Higher demands for our home theater and mobile products also contributed to the favorable results from our CE product line during the three months ended June 30, 2010 when compared to the same period in 2009.  The increase in unit shipments in our PC and Storage product lines was primarily due to the higher demand for our DVI and SATA products.  The impact of the 118.1% increase in unit shipments to our storage product revenue was partially offset by the 23.0% decrease in the average selling price of our storage products.

Total product and licensing revenue for the six months ended June 30, 2010 was comparable with the product and licensing revenue generated during the same period in 2009.  Revenue from our PC and Storage product lines during the six months ended June 30, 2010 decreased by 23.0% and 13.1%, respectively, compared to the same period in 2009. This decrease was primarily due to the integration of our technologies into our customers’ SoCs. This decrease was offset by the increase in our CE product line and licensing revenue.

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology. Most of the intellectual property we license includes a field of use restriction that prevents the licensee from building products that directly compete with ours in those market segments we have chosen to pursue.  IP licensing continues to represent an important part of our overall business.  Revenue from licensing accounted for 13.9% and 18.0% of our total revenue for the three and six months ended June 30, 2010, respectively, and 21.2% and 17.7% of our total revenue for the three and six months ended June 30, 2009, respectively. Licensing revenue during the three months ended June 30, 2010 decreased by $1.7 million or 21.7% when compared to the licensing revenue during the same period in 2009.  However, when our  licensing revenue for the three months ended June 30, 201 is taken together with our licensing revenue for the three months ended March 31, 2010,  the licensing revenue for the six months ended June 30, 2010 was at par with the licensing revenue generated in the same period in 2009. Our licensing revenue was primarily driven by the increasing demand for our new IP cores for our video decoders and image signal processors. We have also started to generate revenues from IP cores we developed and announced in 2009. During 2009, we announced our cineramIC™ 4K and 3D H.264 digital video decoder core, the camerIC-18 18 megapixel (MP) image signal processing (ISP) core, and new HDMI 1.4 transmit and receive cores.

From time to time, we enter into “direct agreements” for certain of our products for certain identified end customers with our distributors who previously had the rights for price concessions and product returns. The “direct agreements” convert the previously existing distributor relationship for these products and identified customers into a direct customer whereby the distributor does not have price protection or return rights. Revenue for such sales is recorded at the time of shipment.  Under such direct arrangements, we recorded $12.9 million and $19.6 million for the three and six months ended June 30, 2010, respectively, and $13.8 million and $17.9 million for the three and six months ended June 30, 2009, respectively.

    Starting in fiscal year 2009, as part of our strategic realignment of our distributor relationships, we entered into “sell- in agreements” with some of our distributors for certain products for identified end customers. These “sell-in agreements” do not provide for price protection, but allow limited stock rotation rights. Additionally, at the time of entering into the “sell- in agreements”, the distributors are allowed to convert products which had been previously shipped under the distributor agreement into products under the “sell- in agreements”. As a result of such conversion, the distributors sacrifice the right of price protection resulting in the price for such products becoming fixed. Products sold to the distributors under the sell-in agreements are recorded as revenue upon shipment (or, in the case of a conversion to sell-in, upon conversion) with an appropriate reserve for expected stock rotation returns recorded at the time of shipment (or at the time of conversion for conversions to sell-in).  The primary reason for the strategic realignment of our distributor relationships towards a “sell-in” revenue model and away from the “sell through” distributor model was to leverage the benefits of the direct model, such as better risk management and increased operational and transactional processing efficiencies.  For the three and six months ended June 30, 2010, we recorded $6.4 million and $9.9 million in revenue, respectively, under sell-in arrangements. As we only started entering into the sell-in agreements during the three months ended September 30, 2009, we did not generate revenue under the sell-in agreements during the three and six months ended June 30, 2009.

 COST OF REVENUE AND GROSS PROFIT

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$19,489	$17,264	12.9%	$34,311	$35,483	-3.3%
Product gross profit	$18,875	$12,172	55.1%	$30,346	$28,548	6.3%
Product gross profit margin	49.2%	41.4%		46.9%	44.6%

(1) Includes stock-based compensation expense	$145	$244		$329	$443

Cost of licensing revenue	$13	$274	-95.3%	$36	$470	-92.3%
Licensing gross profit	$6,173	$7,626	-19.1%	$14,166	$13,347	6.1%
Licensing gross profit margin	99.8%	96.5%		99.7%	96.6%

Total cost of revenue	$19,502	$17,538	11.2%	$34,347	$35,953	-4.5%
Total gross profit	$25,048	$19,798	26.5%	$44,512	$41,895	6.2%
Total gross profit margin	56.2%	53.0%		56.4%	53.8%

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Gross margin, as a percentage of revenue was 56.2% and 56.4% for the three and six months ended June 30, 2010, respectively, and 53.0% and 53.8% for the three and six months ended June 30, 2009, respectively.  Total cost of revenue for the three months ended June 30, 2010 increased by 11.2% when compared to the total cost of revenue in the same period in 2009 primarily due to the increase in revenue volume.  Total cost of revenue for the six months ended June 30, 2010 was comparable with the total cost of revenue in the same period in 2009, which was consistent with the comparable revenue volume for the first half of 2010 and 2009.

Product gross margin for the three and six months ended June 30, 2010 was 49.2% and 46.9%, respectively, compared to 41.4% and 44.6% for  the three and six months ended June 30, 2009, respectively. The increase in product gross margin was primarily due to pricing, product mix and favorable variances and better overhead absorption resulting from our increased revenues.

    Our licensing gross margin  for the three and six months ended June 30, 2010 was 99.8% and 99.7%, respectively, compared to 96.5% and 96.6% for the three and six months ended June 30, 2009, respectively. The increase in  licensing gross margin was the result of a lower mix of IP customization projects during the three and six months ended June 30, 2010 compared to the same periods in 2009.

    Our overall gross margin for the three months ended June 30, 2010 was 56.2%, 3.2% higher than the overall gross margin in the same period in 2009, primarily due to the improvement in the product gross margins. Overall gross margin for six months ended June 30, 2010 was comparable with the overall gross margin in the same period in 2009. We expect our overall gross margin to be within the 54%-55% range in the third quarter of 2010.

OPERATING EXPENSES

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$13,659	$17,619	-22.5%	$26,796	$35,353	-24.2%
Percentage of total revenue	30.7%	47.2%		34.0%	45.4%

(1) Includes stock-based compensation expense	$725	$1,617		$1,370	$2,991

                  Research and Development (R&D). R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense for the three and six months ended June 30, 2010 included a stock-based compensation expense of $0.7 million and $1.4 million, respectively, as compared to $1.6 million and $3.0 million for the three and six months ended June 30, 2009, respectively. The lower stock-based compensation expense in 2010 compared to 2009 was primarily due to the decrease in headcount because of the restructuring program in fiscal year 2009. R&D expense for the three and six months ended June 30, 2010 decreased by 22.5% or $4.0 million and 24.2% or $8.6 million, respectively, when compared to the R&D expense incurred in the same periods in 2009.  The decrease in R&D expense was primarily attributable to our cost savings from the closure of our two R&D sites associated with the Germany restructuring in the fourth quarter of 2009. The said restructuring was done with the objective of realigning our resources to our core competencies.  Due to the closure of our two R&D sites in Germany, we have engaged the services of certain R&D engineering companies in fiscal year 2010 and as a result, we incurred R&D engineering consulting fees of approximately $1.2 million and $2.4 million for the three and six months ended June 30, 2010, respectively. These R&D consulting fees partially offset the decrease in R&D expense during the three and six months ended June 30, 2010 when compared to the R&D expense incurred in the same periods in 2009.  Our R&D head count as of June 30, 2010 was 192 employees compared to the head count of 332 employees as of June 30, 2009.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$11,141	$12,678	-12.1%	$23,171	$26,393	-12.2%
Percentage of total revenue	25.0%	34.0%		29.4%	33.9%

(1) Includes stock-based compensation expense	$1,115	$2,352		$2,446	$4,344

                    Selling, General and Administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three and six months ended June 30, 2010 was $1.5 million or 12.1% and $3.2 million or 12.2%, respectively, lower than the SG&A expense incurred in the same periods in 2009, primarily due to lower compensation related expenses attributed to the decrease in head count because of the reduction in forces implemented in prior periods.  Our head count in our SG&A departments was 153 employees and 178 employees as of June 30, 2010 and 2009, respectively.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$38	$1,473	-97.4%	$75	$2,946	-97.5%
Percentage of total revenue	0.1%	3.9%		0.1%	3.8%

                     Amortization of Intangible Assets. The significant decrease in the amortization of intangible assets was primarily due to the impairment of the investment in Sunplus IP in 2009 and to the full amortization of certain intangible assets related to the sci-worx acquisition.

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense (benefit)	$(1,203)	$(5,143)	-76.6%	$318	$(1,669)	-119.1%
Percentage of total revenue	-2.7%	-13.8%		0.4%	-2.1%

Provision for Income Taxes. We recorded an income tax benefit of ($1.2) million for the three months ended June 30, 2010 and income tax expense of $318,000 for the six months ended June 30, 2010.  The effective tax rates for the three and six months ended June 30, 2010 were 210.3% and 6.2%, respectively, and were based on our projected taxable income for 2010, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes and foreign taxes, partially offset by a benefit of the carryback of the current year federal net operating loss adjusted for certain discrete items recorded during the quarter.

Subsequent to the three months ended March 31, 2010, we determined we had understated our income tax provision and income taxes payable by $1.1 million.  Management has concluded that the impact of the error on our consolidated financial statements for the three months ended March 31, 2010 is not material and we corrected the error in our consolidated financial statements for the three months ended June 30, 2010.  Management does not believe that the correction of this error is material to our consolidated financial statements for the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2009, we recorded an income tax benefit of ($5.1) million and ($1.7) million, respectively. The effective tax rates for the three and six months ended June 30, 2009 were 27.8% and 3.5%, respectively, and were based on our projected taxable income for 2009, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, stock-based compensation expense, tax credits and foreign taxes, adjusted for certain discrete items recorded during the quarter.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements under Part I Item 1 of this report.

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

	June 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$20,121	$29,756	$(9,635)
Short-term investments	148,587	120,866	27,721
Total cash, cash equivalents and short-term investments	$168,708	$150,622	$18,086

Total current assets	$202,764	$207,828	$(5,064)
Total current liabilities	(37,757)	(44,346)	$6,589
Working capital	$165,007	$163,482	$1,525

     At June 30, 2010, we had $165.0 million of working capital including $168.7 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments increased by $18.1 million from $150.6 million as of December 31, 2009 to $168.7 million as of June 30, 2010 primarily due to net income tax refunds totaling approximately $20.6 million and increased cash collections of receivables, partially offset by the $15.3 million cash used to pay our restructuring liability and by the cash used in operations during the six months ended June 30, 2010.

    The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories  and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue, and deferred margin on sales to distributors. Working capital at June 30, 2010 increased by approximately $1.5 million when compared to the working capital at December 31, 2009 primarily due to the $6.6 million decrease in operating liabilities, primarily due to the $14.6 million decrease in accrued and other current liabilities, partially offset by the $5.1 million decrease in operating assets, primarily due to the $21.3 million decrease in prepaid and other assets and $4.1 million decrease in accounts receivable. The significant decrease in accrued and other current liabilities was primarily due to the payment of restructuring liability totaling approximately $15.3 million, while the significant decrease in prepaid expenses and other current assets was primarily driven by the income tax refunds totaling approximately $20.6 million. Increased collections of receivables during the six months ended June 30, 2010 resulted in the $4.1 million decrease in accounts receivable.

     We believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our liquidity requirements for at least the next twelve months.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Six Months Ended June 30,
	2010	2009	Change
Cash provided by (used in) operating activities	$21,559	$(19,637)	$41,196
Cash used in investing activities	(31,606)	(58,118)	26,512
Cash provided by financing activities	142	865	(723)
Effect of exchange rate changes on cash & cash equivalents	270	59	211
Net decrease in cash and cash equivalents	$(9,635)	$(76,831)	$67,196

During the six months ended June 30, 2010, cash and cash equivalents decreased by $9.6 million primarily due to the cash used in our investing activities of $31.6 million, partially offset by the cash generated from our operating activities of $21.6 million.

 Operating Activities

    The $21.6 million cash generated from our operating activities during the six months ended June 30, 2010 was primarily due to the decrease in operating assets, such as accounts receivable and prepaid expenses and other current assets and increase in accounts payable, partially offset by the decrease in accrued and other liabilities.

    Net accounts receivable decreased by approximately $4.1 million from December 31, 2009 to June 30, 2010 primarily due to higher collections than invoicing during the six months ended June 30, 2010. Prepaid expenses and other assets decreased by approximately $21.3 million primarily due to net income tax refunds during the six months ended June 30, 2010 totaling approximately $20.6 million. Accounts payable increased by $5.8 million mainly because of the $2.5 million increase in inventories and the timing of vendor invoices and payments. Accrued and other liabilities decreased by $15.0 million primarily due to the $15.3 million payment of restructuring liability during the six months ended June 30, 2010.

Investing Activities

    The $31.6 million cash used in investing activities during the six months ended June 30, 2010 was primarily due to net purchases of short-term investments of approximately $29.3 million and net investment in property and equipment of approximately $2.3 million. During the six months ended June 30, 2010, we purchased $96.5 million and sold $67.2 million short-term investments.

    We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

    The $0.1 million cash generated from our financing activities during the six months ended June 30, 2010 was primarily due to the proceeds from issuances of common stock of approximately $1.3 million, partially offset by the cash used to repurchase restricted stock units for minimum statutory income tax withholding of approximately $1.2 million.

Commitments and Contractual Obligations

See Note 9, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements under Part I Item 1 of this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of June 30, 2010, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash and cash equivalents of approximately $150.3 million. A sensitivity analysis was performed on our investment portfolio as of June 30, 2010. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$ 663,000	$ 1,326,000	$ 1,989,000

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

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the British Pound, the Chinese Yuan, Euro, Japanese Yen, the South Korean Won and Taiwan Dollar. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  As of June 30, 2010 and 2009, cash held in foreign currencies was approximately $1.9 million and $2.6 million, respectively. The following represents the potential impact of a change in the value of the U.S. dollar compared to the British Pound, Chinese Yuan, Euro, Japanese Yen, South Korean Won and Taiwan Dollar during the six months ended June 30, 2010 and 2009.  This sensitivity analysis aggregates our six months activity in these currencies, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10%.

June 30, 2010

5.0%	7.5%	10.0%
$ 737,000	$ 1,105,000	$ 1,474,000

June 30, 2009

5.0%	7.5%	10.0%
$ 823,000	$ 1,234,000	$ 1,646,000

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

     As of June 30, 2010, the outstanding foreign exchange contracts had a total notional value of $4.0 million.  See Note 13 to the Consolidated Financial Statements for more detailed discussions on derivative transactions.

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

Part II. Other Information

Item 1. Legal Proceedings

Please refer to Note 9 to our financial statements under Part I Item 1 financials statements.

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

The development of new products is highly complex and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new products and will continue to introduce new products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•
accurate prediction of market requirements and the establishment of market standards and the evolution of existing standards, including enhancements or modifications to existing standards such as HDMI,  DVI, SATA, SPMT, and MHL;

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

Global credit and financial markets have experienced in the past and may experience in the future disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. Despite signs of improvement, there can be no assurance that there will not be renewed deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability. Our CE product revenue, which comprised approximately 86.1% and 87.3% of total revenue for the three and six months ended June 30, 2010, respectively, and approximately 89.1% and 85.7% of total revenue for the three and six months ended June 30, 2009, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. The demand for overall consumer electronics has been and may continue to be adversely affected by economic downturns in the United States and around the world. As a result, the demand for our CE, PC and storage products and our operating results have been and may continue to be adversely affected accordingly. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, PC and storage products and on our financial condition and operating results.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended June 30, 2010, shipments to Samsung Electronics, Innotech Corporation and Microtek Corporation accounted for 16.2%, 12.5% and 11.4% of our revenue, respectively. For the six months ended June 30, 2010, shipments to Samsung Electronics and Innotech Corporation accounted for 17.7% and 11.2% of our revenue, respectively. For the three months ended June 30, 2009, shipments to Microtek Corporation accounted for 12.6% of our revenue. For the six months ended June 30, 2009, shipments to Microtek Corporation and Weiking Industrial accounted for 11.1% and 10.9% of our revenue, respectively.  In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

            • one or more of our customers, including distributors, becomes insolvent or goes out of business;
•	one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or
•	one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

While our participation in multiple markets has broadened our customer base, as product mix fluctuates from quarter to quarter, we may become more dependent on a small number of customers or a single customer for a significant portion of our revenue in a particular quarter, the loss of which could adversely affect our operating results.

We sell our products through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. For the three and six months ended June 30, 2010, distributors accounted for 61.8% and 54.3% of our revenue, respectively. Sales to distributors accounted for 60.0% and 61.0% of our revenue for the three and six months ended June 30, 2009, respectively.  Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and six months ended June 30, 2010, approximately 74.7% and 72.1% of our revenue, respectively, was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

We intend to promote and continue to be involved and actively participate in other standard setting initiatives. For example, we also recently joined the Serial Port Memory Technology (SPMT™) consortium to develop and promote a new memory technology. Accordingly, we may license additional elements of our intellectual property to others for use in implementing, developing, promoting or adopting standards in our target markets, in certain circumstances at little or no cost. This may make it easier for others to compete with us in such markets. In addition, even if we receive license fees and/or royalties in connection with the licensing of our intellectual property, there can be no assurance that such license fees and/or royalties will adequately compensate us for having to license our intellectual property.

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

As the agent for the HDMI specification, we derive revenue from the license fees paid by adopters, and as a founder we derive revenue from the royalties paid by the adopters of the HDMI technology. Any development that has the effect of lowering the number of adopters of the HDMI standard will negatively impact these license fees and royalties. Also, when the HDMI consortium was first formed, we received 100% of the royalties collected from HDMI adopters. During 2007, at a founders meeting, the founders decided to share the HDMI adopter’s royalty revenues among the various founders, such that we no longer receive all of the royalties. The allocation of license fees and royalty revenue among the HDMI founders is an issue that is reviewed and discussed by the founders from time to time. There can be no assurance that going forward we will continue to act as agent of the HDMI specification or to receive the share of HDMI license fees and royalties that we currently receive. If our share of these license fees and royalties is reduced, this decision will have a negative impact on our revenues.

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

•	In March 2010, J. Duane Northcutt resigned from his position as chief technology officer.
•	In April 2010, Noland Granberry was appointed as our Chief Financial Officer.
•	In April 2010, Sal Cobar resigned from his position as Vice President of Worldwide Sales.

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

Our operations are headquartered in the San Francisco Bay area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the three and six months ended June 30, 2010, customers and distributors located in Japan generated 34.2% and 29.3% of our revenue, respectively, and customers and distributors located in Taiwan generated 19.5% and 19.3% of our revenue, respectively. For the three and six months ended June 30, 2009, customers and distributors located in Japan accounted for 26.0% and 25.5% of our revenue, respectively, and customers and distributors located in Taiwan generated 25.4% and 25.9% of our revenue, respectively.   Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

Dated: July 29, 2010	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry
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