Form 10-Q
period 2010-09-30
SILICON IMAGE INC
filed 2010-10-28
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT September 30, 2010
Common Stock, $0.001 par value	77,572,777

Silicon Image, Inc.
Form 10-Q for the quarter ended September 30, 2010

EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$33,635	$29,756
Short-term investments	150,932	120,866
Accounts receivable, net of allowances for doubtful accounts $1,421 at September 30, 2010 and $1,428 at December 31, 2009	24,174	21,664
Inventories	11,595	7,746
Prepaid expenses and other current assets	5,624	27,512
Deferred income taxes	168	284
Total current assets	226,128	207,828
Property and equipment, net	11,729	14,449
Deferred income taxes, non-current	2,644	2,336
Intangible and other assets, net	666	825
Total assets	$241,167	$225,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,242	$10,141
Accrued and other current liabilities	15,559	28,150
Deferred margin on sales to distributors	10,303	2,944
Deferred license revenue	4,610	3,111
Total current liabilities	46,714	44,346
Other long-term liabilities	10,810	9,573
Total liabilities	57,524	53,919
Commitments and contingencies (See Note 9)
Stockholders’ Equity:
Common stock	94	93
Additional paid-in capital	472,015	463,189
Treasury stock	(107,731)	(106,562)
Accumulated deficit	(182,141)	(186,139)
Accumulated other comprehensive income	1,406	938
Total stockholders’ equity	183,643	171,519
Total liabilities and stockholders’ equity	$241,167	$225,438

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$46,117	$30,716	$110,774	$94,747
Licensing	14,387	6,440	28,589	20,257
Total revenue	60,504	37,156	139,363	115,004
Cost of revenue and operating expenses:
Cost of product revenue (1)	22,587	16,801	56,898	52,284
Cost of licensing revenue	67	156	103	626
Research and development (2)	13,583	17,807	40,379	53,160
Selling, general and administrative (3)	11,691	17,222	34,862	43,615
Restructuring expense (Note 5)	99	348	952	8,205
Amortization of intangible assets	37	1,473	112	4,419
Impairment of goodwill	-	-	-	19,210
Total cost of revenue and operating expenses	48,064	53,807	133,306	181,519
Income (loss) from operations	12,440	(16,651)	6,057	(66,515)
Interest income and other, net	556	696	1,790	2,233
Income (loss) before provision for income taxes	12,996	(15,955)	7,847	(64,282)
Income tax expense (benefit)	3,531	(444)	3,849	(2,113)
Net income (loss)	$9,465	$(15,511)	$3,998	$(62,169)

Net income (loss) per share – basic and diluted	$0.12	$(0.21)	$0.05	$(0.83)
Weighted average shares – basic	77,210	75,053	76,649	74,763
Weighted average shares – diluted	78,124	75,053	77,665	74,763

(1) Includes stock-based compensation expense	$127	$363	$456	$806
(2) Includes stock-based compensation expense	$687	$2,374	$2,057	$5,365
(3) Includes stock-based compensation expense	$936	$4,911	$3,382	$9,255

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,998	$(62,169)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	5,895	15,426
Depreciation	5,872	6,814
Amortization of investment premium	2,170	2,351
Provision for doubtful accounts	32	42
Asset impairment due to restructuring	184	226
Amortization of intangible assets	112	4,419
Loss on disposal and retirement of property and equipment	18	178
Realized gain on sale of short-term investments	(130)	-
Deferred income taxes	-	5,536
Impairment of goodwill	-	19,210
Tax deficiency from employee stock-based compensation plans	-	(1,711)
Gain on derivative transactions	-	(211)
Excess tax benefits from employee stock-based transactions	-	(32)
Changes in assets and liabilities:
Accounts receivable	(2,506)	(18,543)
Inventories	(3,849)	237
Prepaid expenses and other assets	22,747	(1,437)
Accounts payable	7,492	7,403
Accrued and other liabilities	(12,908)	(3,669)
Deferred margin on sales to distributors	7,359	(4,253)
Deferred license revenue	2,997	1,951
Cash provided by (used in) operating activities	39,483	(28,232)
Cash flows from investing activities:
Proceeds from sales of short-term investments	95,784	110,716
Purchases of short-term investments	(128,003)	(148,592)
Purchases of property and equipment	(3,570)	(2,855)
Other investing activities	(749)	-
Proceeds from sale of property and equipment	-	120
Cash used in investing activities	(36,538)	(40,611)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	2,932	2,543
Payments for vendor financed purchases of software and intangibles	(1,250)	(1,250)
Repurchase of restricted stock units for income tax withholding	(1,169)	(280)
Excess tax benefits from employee stock-based transactions	-	32
Cash provided by financing activities	513	1,045
Effect of exchange rate changes on cash and cash equivalents	421	267
Net increase (decrease) in cash and cash equivalents	3,879	(67,531)
Cash and cash equivalents — beginning of period	29,756	95,414
Cash and cash equivalents — end of period	$33,635	27,883
Supplemental cash flow information:
Net cash refund for income taxes	$18,725	$4,766
Restricted stock units vested	$3,246	$780
Property and equipment purchased but not paid for	$502	$167
Unrealized net gain (loss) on short-term investments	$(113)	$220

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2010
(unaudited)

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2009 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of  September 30, 2010 and December 31, 2009 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Financial results for the three and nine months ended September 30, 2010 are not necessarily indicative of future financial results.

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

3. Significant Accounting Policies

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock based compensation, short-term investments, allowance for doubtful accounts, inventory valuation, realization of long lived assets, income taxes, deferred income tax assets, accrued liabilities, guarantees, and legal matters. The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of all intercompany balances and transactions.

    For a discussion of the significant accounting policies, see Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2009.

4. Stock-Based Compensation

    The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers and non-employee board members. This program includes incentive and non-statutory stock option grants, restricted stock units (RSUs) and an automatic grant program for non-employee board members pursuant to which such individuals will receive option grants/RSUs at designated intervals over their period of board service. These awards are granted under various plans, all of which are stockholder approved. Stock option grants under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. Stock option grants to non-employee members of the board vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of the Company. RSU grants generally vest over a one to four-year period. Additionally, the Employee Stock Purchase Plan (ESPP) allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option valuation model and the straight-line attribution approach with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Employee stock option plans:
Expected life in years (1)	4.2	none	4.2	4.7
Expected volatility (2)	66.0%	none	64.2%	64.5%
Risk-free interest rate (3)	1.1%	none	1.9%	2.3%
Expected dividends (4)	none	none	none	none
Weighted average fair value	$1.72	none	$1.59	$1.37

Employee Stock Purchase Plan:
Expected life in years (1)	0.5	0.5	0.5	0.5
Expected volatility (2)	72.6%	73.6%	60.2%	85.6%
Risk-free interest rate (3)	0.2%	0.4%	0.2%	0.8%
Expected dividends (4)	none	none	none	none
Weighted average fair value	$1.33	$0.94	$0.96	$1.03

(1)
 The expected life of the options represents the estimated period of time until exercised and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for the ESPP is based on the term of the purchase period.

(2)	The volatility rate is based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life.
(3)	The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected life at the date of grant of the options.
(4)
 The expected dividend is based on our history and expected dividend payouts. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

    As required by FASB ASC 718-10-35, Subsequent Measurement of Stock Compensation, management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest.

    For the three months ended September 30, 2010 and 2009, 637,491 and 342,416 shares of common stock were purchased under the ESPP program, respectively. For the nine months ended September 30, 2010 and 2009, 1,233,976 and 887,045 shares of common stock were purchased under the ESPP program, respectively. At September 30, 2010, the Company had $389,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a period of approximately 4.5 months.

Stock Option Exchange Program

    On August 4, 2010, the Company launched a voluntary stockholder-approved employee stock option exchange program (the “Exchange Program) to permit the Company’s eligible employees to exchange some or all of their outstanding options to purchase the Company’s common stock with an exercise price greater than or equal to $6.64 per share, whether vested or unvested, for a lesser number of new RSUs. Non-employee members of the Board of Directors and the Company’s named executive officers, including its chief financial officer, were not eligible to participate in the Exchange Program.

    In accordance with the terms and conditions of the Exchange Program, on September 1, 2010 (the “Grant Date”),  the Company accepted outstanding options to purchase an aggregate of 3,988,947 shares of the Company’s common stock and issued, in exchange, an aggregate of 1,130,623 new RSUs. Of the 1,130,623 new RSUs, 1,039,393 will vest on the first anniversary of the Grant Date and 91,230 will vest on the second anniversary of the Grant Date. Each RSU granted in the Exchange Program represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The new RSUs were issued from the Company’s 2008 Equity Incentive Plan.

    The Exchange Program did not result in any significant incremental stock-based compensation expense.

Stock Options Activity

    The following is a summary of activity under the Company’s stock option plans during the nine months ended September 30, 2010, excluding RSUs (in thousands, except weighted average exercise price):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2010	9,644	$8.51
Granted	1,776	3.14
Exercised	(166)	1.95
Options cancelled in the Exchange Program	(3,989)	10.73
Forfeitures and cancellations	(1,786)	8.23
Outstanding at September 30, 2010	5,479	$5.44	5.40	$4,712
Ending vested and expected to vest at September 30, 2010	4,908	$5.69	5.09	$3,807
Exercisable at September 30, 2010	3,306	$6.72	3.77	$1,578

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on September 30, 2010. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and nine months ended September 30, 2010 was $395,000 and $405,000, respectively, and was insignificant for the three and nine months ended September 30, 2009 due to limited number of exercises during those periods.  The total grant date fair value of the options which vested during the three and nine months ended September 30, 2010 was $1.0 million and $4.0 million, respectively, and during the three and nine months ended September 30, 2009 was $3.5 million and $10.4 million, respectively.

    At September 30, 2010, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 3.09 years, was $4.2 million, net of estimated forfeitures.

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

    Non-vested RSUs of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows (in thousands, except for the weighted-average grant date fair value per share):

	Number of shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2010	2,719	$3.45
Granted	701	3.13
Granted in the Exchange Program	1,131	3.82
Vested	(1,195)	3.74
Forfeitures and cancellations	(661)	3.27
Outstanding at September 30, 2010	2,695	$3.43

    The total grant date fair value of the RSUs that vested during the three and nine months ended September 30, 2010 was $47,000 and $4.5 million, respectively, and $100,000 and $1.1 million for the three and nine months ended September 30, 2009, respectively.

    At September 30, 2010, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 1.85 years, was $3.5 million, net of estimated forfeitures.

    During the three months ended September 30, 2010 and 2009, the Company repurchased 2,979 and 13,542 shares of stock, respectively, for an aggregate value of $11,000 and $39,000, respectively, from employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy such employees’ minimum statutory tax withholding requirement. During the nine months ended September 30, 2010 and 2009, the Company repurchased 441,546 and 91,637 shares of stock, respectively, for an aggregate value of $1.2 million and $0.3 million, respectively.   The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock-based Compensation Expense

    The table below shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of sales	$127	$363	$456	$806
Research and development	687	2,374	2,057	5,365
Selling, general and administrative	936	4,911	3,382	9,255
Stock-based compensation expense before income tax effects	1,750	7,648	5,895	15,426
Income tax benefit	-	(2,304)	-	(4,350)
Stock-based compensation expense after income tax effects	$1,750	$5,344	$5,895	$11,076

5. Restructuring Charges and Exit Costs

   Restructuring Activities

    For the nine months ended September 30, 2010, the Company recorded restructuring expense of approximately $1.0 million, which was primarily related to the future lease commitments on exited facilities, impairment of certain fixed assets, and legal and other restructuring related costs which were recorded as incurred.

    Fiscal 2009 Restructuring Programs

    In June and October 2009, the Company’s management approved and announced restructuring programs, which primarily included a reduction in force, to realign and focus the Company’s resources on its core competencies and to better align its revenues and expenses.

    As of September 30, 2010, approximately $0.3 million of the costs associated with these restructuring programs remained unpaid.  This remaining unpaid balance primarily relates to costs associated with exited facilities, which will be substantially paid by November 2012.

    Fiscal 2008 Restructuring Program

    As of September 30, 2010, approximately $0.1 million of the costs associated with the restructuring plan announced in December 2008 remained unpaid. The outstanding liability under the 2008 restructuring program represents costs associated with exited facilities which will be substantially paid by July 2011.

    The table below summarizes the Company’s restructuring activities for the nine months ended September 30, 2010 (in thousands):

	Employee Severance and Benefits	Operating Lease Termination	Fixed Assets Impaired	Total
Accrued restructuring balance as of January 1, 2010	$17,052	$261	$-	$17,313
Additional accruals	143	642	184	969
Cash payments	(16,134)	(555)	-	(16,689)
Non-cash charges and adjustments	-	-	(184)	(184)
Foreign currency adjustments	(1,057)	-	-	(1,057)
Accrued restructuring balance as of September 30, 2010	$4	$348	$-	$352

6. Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$9,465	$(15,511)	$3,998	$(62,169)
Effective portion of cashflow hedges	474	3	64	32
Change in unrealized value of investments	169	140	(113)	220
Foreign currency translation adjustments	62	287	517	355
Total comprehensive income (loss)	$10,170	$(15,081)	$4,466	$(61,562)

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$9,465	$(15,511)	$3,998	$(62,169)

Denominator:
Weighted average oustanding shares used to compute basic net income (loss) per share	77,210	75,053	76,649	74,763
Effect of dilutive securities	914	-	1,016	-
Weighted average oustanding shares used to compute diluted net income (loss) per share	78,124	75,053	77,665	74,763

Net income (loss) per share - basic and diluted	$0.12	$(0.21)	$0.05	$(0.83)

    For the three and nine months ended September 30, 2010, approximately 8.1 million and 9.6 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

    As a result of the net loss for the three and nine months ended September 30, 2009, approximately 13.8  million and 13.6 million common stock equivalents for the three and nine months ended September 30, 2009, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

8. Balance Sheet Components

The table below shows the components of the Company’s inventories, prepaid expense and other current assets, property and equipment,  accrued and other current liabilities and other long-term liabilities (in thousands).

	September 30, 2010	December 31, 2009
Inventories:
Raw materials	$2,983	$2,800
Work in process	3,058	916
Finished goods	5,554	4,030
Total inventories	$11,595	$7,746

Prepaid expenses and other current assets:
Interest receivable	$1,386	$1,395
Prepaid software maintenance	755	2,384
Income tax receivable	-	21,405
Others	3,483	2,328
Total prepaid and other current assets	$5,624	$27,512

Property and equipment
Computers and software	$21,701	$21,614
Equipment	29,503	27,050
Furniture and fixtures	2,454	2,564
	53,658	51,228
Less: accumulated depreciation	(41,929)	(36,779)
Total property and equipment, net	$11,729	$14,449

Accrued and other current liabilities:
Accrued payroll and related expenses	$4,437	$2,826
Accrued royalties	4,021	1,282
Accrued income tax payable	1,024	-
Accrued restructuring	352	17,313
Others	5,725	6,729
Total accrued and other current liabilities	$15,559	$28,150

Other long-term liabilities:
Non-current liability for uncertain tax positions	$9,312	$9,344
Non-current deferred license revenue	1,498	-
Other liabilities	-	229
Total other long-term liabilities	$10,810	$9,573

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

    On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Briefing on the appeals and cross-appeals was completed on November 17, 2009. Oral argument in the Ninth Circuit was heard on October 5, 2010, and the Court could issue its decision at any time.

    On June 9, 2010, the Company was named in a lawsuit, captioned “Red.com, Inc. dba Red Digital Camera v. Silicon Image, Inc.,” and filed in the Superior Court of California, Orange County by the plaintiff, Red.com.  The plaintiff alleges breach of contract, fraud and negligent misrepresentation based on the allegations that the Company breached a licensing agreement with the plaintiff.  At this time, the case is in the very early stages. The plaintiff filed an amended complaint on September 30, 2010, to which the Company has not yet responded. No hearings have been scheduled and no trial date has been set.  The Company intends to defend against plaintiff’s allegations vigorously.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Our future operating lease commitments and R&D engineering services commitments at September 30, 2010 are as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years
Contractual Obligations:
Engineering services commitments	$5,094	$4,074	$1,020
Operating lease obligations	2,731	2,271	460
Total	$7,825	$6,345	$1,480

            Future minimum lease payments under operating leases have not been reduced by expected sub lease rental income from exited facilities.  The amount of restructuring accrual that relates to the exited facilities, however, has been appropriately deducted from the future minimum lease payments.

    In December 2009, the Company entered into an R&D Engineering Services Agreement with an engineering services firm. The Company will pay the R&D engineering services firm a total of 6 million Euros over a two-year period from December 2009 to December 2011. As of September 30, 2010, the Company has outstanding commitments of 3.0 million Euros (approximately $4.1 million) under this agreement.

    In March 2010, the Company entered into an engineering consulting agreement with an engineering consulting firm.  Under the agreement, the Company is committed to pay the engineering consulting firm a total of $1.6 million over a two-year period from March 2010 to December 2011 based on project milestones. As of September 30, 2010, the Company has outstanding commitments of approximately $1.0 million under this agreement.

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

Revenue

    Revenue by geographic area was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Japan	$18,028	$11,957	$41,130	$31,782
Taiwan	13,963	9,063	29,176	29,282
Korea	12,534	1,566	15,471	3,692
United States	8,259	6,392	30,299	22,654
Europe	3,526	4,170	12,047	13,411
China	3,771	3,205	10,245	9,922
Other	423	803	995	4,261
Total revenue	$60,504	$37,156	$139,363	$115,004

    The Company determines the geographic distribution of revenue using the customers’ “bill to address” location as specified in the customers’ agreements.

             Revenue by product line was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Consumer Electronics	$40,480	$25,588	$96,291	$78,850
Personal Computer	2,029	1,800	6,008	6,968
Storage	3,608	3,328	8,475	8,929
Licensing revenue	14,387	6,440	28,589	20,257
Total revenue	$60,504	$37,156	$139,363	$115,004

    For the three months ended September 30, 2010, four customers each represented 19.8%, 12.9%, 11.8% and 10.6% of the Company’s revenue. For the nine months ended September 30, 2010, three customers each represented 18.6%, 11.5% and 11.2% of the Company’s revenue.  At September 30, 2010, two customers each represented 20.4% and 11.1% of net accounts receivable.

    For the three months ended September 30, 2009, two customers represented 16.3% and 10.6% of the Company’s revenue. For the nine months ended September 30, 2009, two customers each represented 12.8% and 10.3% of the Company’s revenue. At September 30, 2009, two customers each represented 11.6% and 11.1% of net accounts receivable.

             Licensing revenue during the three and nine months ended September 30, 2010 included a settlement of prior period royalties as a result of the Company’s licensing audit activities of approximately $7.5 million and $5.9 million, respectively.  The recognition of these royalties in 2010 was the result of the Company’s audit activities completed during the three months ended September 30, 2010, including reaching an agreement regarding the amount and payment of royalties for the sales of licensed products through December 31, 2009.

Property and Equipment

Approximately $8.5 million or 72.2% of the Company’s consolidated net property and equipment are located in the US and approximately $2.9 million or 25.1% are located in China.

11. Provision for Income Taxes

    The Company recorded an income tax expense of $3.5 million and $3.8 million for the three and nine months ended September 30, 2010, respectively. The effective tax rates for the three and nine months ended September 30, 2010 were 27.2% and 49.0%, respectively, and were based on the Company’s projected taxable income for 2010, adjusted for the impact of certain discrete items for which the tax effect is recorded during the respective quarter that the event occurs. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to change in valuation allowance, foreign taxes and state taxes.

    The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at September 30, 2010.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

    For the three and nine months ended September 30, 2009, the Company recorded an income tax benefit of $444,000 and $2.1 million, respectively. The effective tax rates for the three and nine months ended September 30, 2009 were 2.8% and 3.3%, respectively, and were based on the Company’s projected taxable income for 2009, adjusted for the impact of certain discrete items for which the tax effect is recorded during the respective quarter that the event occurs. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, stock-based compensation expense, tax credits and foreign taxes, adjusted for certain discrete items recorded during the quarter.

    The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $113,000 and $287,000 for the three and nine months ended September 30, 2010, respectively, and approximately $100,000 and $273,000 for the three and nine months ended September 30, 2009, respectively.  The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

12. Fair Value Measurements

    The determination of fair value is based upon the fair value framework established by FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (“ASC 820-10-35”). ASC 820-10-35 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

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

    The table below presents the Company’s assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2010. As required by ASC 820-10-35, these are classified based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair value measurements using		Assets
	Level 1	Level 2	at fair value
Cash equivalents:
Money market funds	$160	$-	$160
Short-term investments:
United States government agencies	19,262	-	19,262
Money market funds	6,838	-	6,838
Corporate securities	-	53,224	53,224
Municipal securities	-	71,608	71,608
Total short-term investments	26,100	124,832	150,932
Total assets at fair value	$26,260	$124,832	$151,092

    Cash equivalents and short term investments in the above table excludes $33.5 million in cash held by the Company or in its accounts with investment fund managers as of September 30, 2010. During the three and nine months ended September 30, 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

    Level 1assets consist of money market fund securities and U.S. government and agency securities. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

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

    There were no transfers between Level 1 and Level 2 fair value hierarchies during the three and nine months ended September 30, 2010.

    As of September 30, 2010, the Company did not hold financial assets which were recorded at fair value in the Level 3 category.

13.  Derivative Instruments

    The Company accounts for derivative instruments in accordance with the provisions of FASB ASC No. 815-20-25, Derivatives and Hedging – Hedging Recognition. The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company’s derivatives are designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain  or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in other income (expense) on the Company’s condensed consolidated statement of operations.

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

    The amount of income recognized in other comprehensive income (“OCI”) on effective cashflow hedges as of September 30, 2010 and 2009 was insignificant. The amount of income reclassified from accumulated OCI to operating expenses for the three and nine months ended September 30, 2010 and 2009, and the amount of gain (loss) recognized in income on ineffective cashflow hedges for the three and nine months ended September 30, 2010 and 2009 were insignificant.

    As of September 30, 2010, the outstanding foreign currency forward contracts had a notional value of approximately $2.9 million. The unrealized gain relating to the effective cashflow hedges recorded in accumulated other comprehensive income as part of stockholders' equity and accrued and other current asset in the condensed consolidated balance sheet as of September 30, 2010 was insignificant.

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

Concentrations

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 64.0% and 58.2% of our revenue for the three and nine months ended September 30, 2010, respectively, and 51.6% and 43.7% of our revenue for the three and nine months ended September 30, 2009, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services.  Revenue generated through distributors was 64.8% and 58.8% of our total revenue for the three and nine months ended September 30, 2010, respectively, and  61.2% and 61.1% of our total revenue for the three and nine months ended September 30, 2009, respectively.  Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

    A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, represented 80.0% and 75.4% of our revenue for the three and nine months ended September 30, 2010, respectively and 71.6% and 68.4% for the three and nine months ended September 30, 2009, respectively.  The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. Primarily all revenue to date has been denominated in U.S. dollars.

Critical Accounting Policies

    The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) allowance for doubtful accounts receivable, (3) inventories,  (4) income taxes, (5) accrued liabilities, (6) stock-based compensation expense, and (7) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

REVENUE

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue	$46,117	$30,716	50.1%	$110,774	$94,747	16.9%
Licensing revenue	14,387	6,440	123.4%	28,589	20,257	41.1%
Total revenue	$60,504	$37,156	62.8%	$139,363	$115,004	21.2%

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics	$40,480	$25,588	58.2%	$96,291	$78,850	22.1%
Personal Computers	2,029	1,800	12.7%	6,008	6,968	-13.8%
Storage	3,608	3,328	8.4%	8,475	8,929	-5.1%
Licensing revenue	14,387	6,440	123.4%	28,589	20,257	41.1%
Total revenue	$60,504	$37,156	62.8%	$139,363	$115,004	21.2%

    Total product revenue for the three months ended September 30, 2010 was $15.4 million or 50.1% higher than product revenue from the same period in 2009 primarily due to the recovering economy and increased demand for our CE, PC and Storage products. Revenue from our CE, PC and Storage products during the three months ended September 30, 2010 increased by 58.2%, 12.7% and 8.4%, respectively, compared to the same period in 2009.  Our unit shipments during the three months ended September 30, 2010 for CE, PC and Storage increased by 74.4%, 15.2% and 13.5%, respectively, compared to the same period in 2009. The higher unit shipments in our CE product line were primarily driven by increased demand for our port processors from the DTV market. Higher demand for our home theater and mobile products also contributed to the favorable results from our CE product line during the three months ended September 30, 2010 when compared to the same period in 2009.  The increase in unit shipments in our PC and Storage product lines was primarily due to the higher demand for our DVI and SATA products, respectively.  The impact of the 74.4% and 13.5% increase in unit shipments to our CE and Storage revenue, respectively, was partially offset by a 9.4% and 4.1% decrease in the average selling price of our CE and Storage products, respectively.

    Total product revenue for the nine months ended September 30, 2010 was $16.0 million or 16.9% higher than the product revenue from the same period in 2009 due to the increased demand for our CE products, partially offset by the decrease in revenue from our PC and Storage products. Revenue from our CE products during the nine months ended September 30, 2010 increased by $17.4 million or 22.1% compared to the same period in 2009. The increase in our CE revenue was partially offset by the $0.9 million and $0.5 million decrease in revenue from our PC and Storage product lines, respectively, during the nine months ended September 30, 2010 compared to the same period in 2009.  The $17.4 million increase in our CE revenue was primarily driven by increasing customer demand for our CE products, which was evidenced by the 30.6% increase in unit shipments during the nine months ended September 30, 2010 compared to the same period in 2009. The higher unit shipments in our CE product line was primarily driven by the increased demand for our port processors from the DTV market coupled with higher demand for our home theater and mobile products.  The impact of the 30.6% increase in unit shipments to our CE revenue was partially offset by a 8.3% decrease in the average selling price of our CE products. The decrease in revenue from our PC and Storage product lines during the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to the decrease in unit shipments as well as in the average selling prices.

    Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology.  IP licensing continues to represent an important part of our overall business.  Revenue from licensing accounted for 23.8% and 20.5% of our total revenue for the three and nine months ended September 30, 2010, respectively, and 17.3% and 17.6% of our total revenue for the three and nine months ended September 30, 2009, respectively. Licensing revenue during the three and nine months ended September 30, 2010 increased by $7.9 million and $8.3 million, respectively, compared to the same periods in 2009. The significantly higher licensing revenue during the three and nine months ended September 30, 2010 compared to the licensing revenue during the same periods in 2009 was primarily due to the $7.5 million and $5.9 million additional royalties we recorded during the three and nine months ended September 30, 2010, respectively, as a result of the completion of certain licensing audit activities during the three months ended September 30, 2010. Had it not been for this additional royalty revenue recognized during the three months ended September 30, 2010, licensing revenue for the three and nine months ended September 30, 2010 would have been relatively comparable with the licensing revenue in the same periods in 2009.

COST OF REVENUE AND GROSS PROFIT

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$22,587	$16,801	34.4%	$56,898	$52,284	8.8%
Product gross profit	$23,530	$13,915	69.1%	$53,876	$42,463	26.9%
Product gross profit margin	51.0%	45.3%		48.6%	44.8%

(1) Includes stock-based compensation expense	$127	$363		$456	$806

Cost of licensing revenue	$67	$156	-57.1%	$103	$626	-83.5%
Licensing gross profit	$14,320	$6,284	127.9%	$28,486	$19,631	45.1%
Licensing gross profit margin	99.5%	97.6%		99.6%	96.9%

Total cost of revenue	$22,654	$16,957	33.6%	$57,001	$52,910	7.7%
Total gross profit	$37,850	$20,199	87.4%	$82,362	$62,094	32.6%
Total gross profit margin	62.6%	54.4%		59.1%	54.0%

    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Our overall gross margin, as a percentage of revenue, was 62.6% and 59.1% for the three and nine months ended September 30, 2010, respectively, and 54.4% and 54.0% for the three and nine months ended September 30, 2009, respectively.  Total cost of revenue for the three and nine months ended September 30, 2010 increased by $5.7 million or 33.6% and $4.1 million or 7.7%, respectively, when compared to the total cost of revenue in the same periods in 2009. The increase in the total cost of revenue was primarily due to the growth in revenue volume during the same comparative periods.

    Product gross margin for the three and nine months ended September 30, 2010 was 51.0% and 48.6%, respectively, compared to 45.3% and 44.8% for the three and nine months ended September 30, 2009, respectively. The 5.7% increase in product gross margin during the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to approximately 2% wafer and testing cost reduction and the other 3.7% was due to better yields, better overhead absorption resulting from our higher revenue volume in 2010 than in 2009 and lower stock-based compensation expense. The 3.8% increase in product gross margin during the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to approximately 2% wafer and testing cost reduction and the other 1.8% was primarily due to better yields, better overhead absorption and lower stock-based compensation expense.

    Our licensing gross margin for the three and nine months ended September 30, 2010 was 99.5% and 99.6%, respectively, compared to 97.6% and 96.9% for the three and nine months ended September 30, 2009, respectively.  Licensing gross margin during the three and nine months ended September 30, 2010 increased by 1.9% and 2.7%, respectively, compared to the same periods in 2009. The increase was primarily due to lower mix of IP customization projects during the three and nine months ended September 30, 2010 compared to the same periods in 2009.

    Our overall gross margin for the three and nine months ended September 30, 2010 was 62.6% and 59.1%, respectively, compared to 54.4% and 54.0% for the three and nine months ended September 30, 2009, respectively. The increase in our overall gross margin was primarily due to the improvement in the product gross margins, which increased by 5.7% and 3.8% during the three and nine months ended September 30, 2010, respectively, when compared to the product gross margins in the same periods in 2009. The improvement in our licensing gross margins, which increased by 1.9% and 2.7% during the three and nine months ended September 30, 2010, respectively, when compared to the licensing gross margins in the same periods in 2009, also contributed favorably to our overall gross margin in 2010.

OPERATING EXPENSES

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$13,583	$17,807	-23.7%	$40,379	$53,160	-24.0%
Percentage of total revenue	22.4%	47.9%		29.0%	46.2%

(1) Includes stock-based compensation expense	$687	$2,374		$2,057	$5,365

    Research and Development (R&D). R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense for the three and nine months ended September 30, 2010 included a stock-based compensation expense of $0.7 million and $2.1 million, respectively, as compared to $2.4 million and $5.4 million for the three and nine months ended September 30, 2009, respectively. The stock-based compensation expense for the three and nine months ended September 30, 2010 was significantly lower than the expense in the same periods in 2009 primarily due to the $1.1 million cumulative adjustment we recognized during the three months ended September 30, 2009 related to the errors we identified as to how our third party software provider was calculating the stock-based compensation expense.  The lower headcount in 2010 compared to 2009 due to the restructuring programs in fiscal years 2008 and 2009 also contributed to the lower stock-based compensation expense in 2010 compared to 2009.  R&D expense for the three and nine months ended September 30, 2010 decreased by $4.2 million or 23.7% and $12.8 million or 24.0%, respectively, when compared to the R&D expense incurred in the same periods in 2009.  The decrease in R&D expense was primarily attributable to the decrease in stock-based compensation expense as previously mentioned and to our cost savings from the closure of our two R&D sites associated with the Germany restructuring in the fourth quarter of 2009. This restructuring was done with the objective of realigning our resources to our core competencies.  Due to the closure of our two R&D sites in Germany, we have engaged the services of certain R&D engineering companies in fiscal year 2010 and as a result, we incurred R&D engineering consulting fees of approximately $1.6 million and $4.1 million for the three and nine months ended September 30, 2010, respectively. These R&D consulting fees partially offset the decrease in R&D expense during the three and nine months ended September 30, 2010 when compared to the R&D expense incurred in the same periods in 2009.  Our R&D head count as of September 30, 2010 was 199 employees compared to the head count of 314 employees as of September 30, 2009.

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$11,691	$17,222	-32.1%	$34,862	$43,615	-20.1%
Percentage of total revenue	19.3%	46.4%		25.0%	37.9%

(1) Includes stock-based compensation expense	$936	$4,911		$3,382	$9,255

    Selling, General and Administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three and nine months ended September 30, 2010 was $5.5 million or 32.1% and $8.8 million or 20.1%, respectively, lower than the SG&A expense incurred in the same periods in 2009, primarily due to the nonrecurring charges that we incurred during the first nine months of fiscal year of 2009.  During the three months ended  September 30, 2009, we incurred approximately $2.0 million in professional fees associated with a potential strategic acquisition which we evaluated but decided not to pursue, $1.2 million compensation expense related to the compensation package provided to our former Chief Executive Officer upon his resignation in September 2009 and $2.6 million stock-based compensation expense cumulative adjustment pertaining to the errors we identified with respect to the stock-based compensation expense calculated by our third-party software.  Not considering the impact of these nonrecurring charges, SG&A expense for the nine months ended September 30, 2010 would have been $3.0 million lower than what was incurred in the same period in 2009, which was primarily attributable to the lower compensation related expenses resulting from the reduction in forces implemented in fiscal years 2008 and 2009. Our head count in our SG&A departments was 153 employees and 179 employees as of September 30, 2010 and 2009, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$37	$1,473	-97.5%	$112	$4,419	-97.5%
Percentage of total revenue	0.1%	4.0%		0.1%	3.8%

    Amortization of Intangible Assets. The significant decrease in the amortization of intangible assets was primarily due to the impairment in 2009 of the intellectual property we had licensed from Sunplus Technology Co., Ltd.  and to the full amortization of certain intangible assets related to the sci-worx acquisition.

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense (benefit)	$3,531	$(444)	-895.3%	$3,849	$(2,113)	-282.2%
Percentage of total revenue	5.8%	-1.2%		2.8%	-1.8%

    Provision for Income Taxes. We recorded an income tax expense of $3.5 million and $3.8 million for the three and nine months ended September 30, 2010, respectively.  The effective tax rates for the three and nine months ended September 30, 2010 were 27.2% and 49.0%, respectively, and were based on our projected taxable income for 2010, adjusted for the impact of certain discrete items for which the tax effect is recorded during the respective quarter that the event occurs. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to change in valuation allowance, foreign taxes and state taxes.

    For the three and nine months ended September 30, 2009, we recorded an income tax benefit of $444,000 and $2.1 million, respectively. The effective tax rates for the three and nine months ended September 30, 2009 were 2.8% and 3.3%, respectively and were based on our projected taxable income for 2009,  adjusted for the impact of certain discrete items for which the tax effect is recorded during the respective quarter that the event occurs. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to various forecasted items including tax exempt income, stock-based compensation expense, tax credits and foreign taxes, adjusted for certain discrete items recorded during the quarter.

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

	September 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$33,635	$29,756	$3,879
Short-term investments	150,932	120,866	30,066
Total cash, cash equivalents and short-term investments	$184,567	$150,622	$33,945

Total current assets	$226,128	$207,828	$18,300
Total current liabilities	(46,714)	(44,346)	(2,368)
Working capital	$179,414	$163,482	$15,932

    At September 30, 2010, we had $179.4 million of working capital, including $184.5 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments increased by $33.9 million from $150.6 million as of December 31, 2009 to $184.5 million as of September 30, 2010 primarily due to net income tax refunds totaling to approximately $18.7 million and increased cash collections of receivables, partially offset by the $16.7 million cash used to pay our restructuring liability and by the cash used in operations during the nine months ended September 30, 2010.

    The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories  and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors. Working capital at September 30, 2010 increased by approximately $15.9 million when compared to the working capital at December 31, 2009 primarily due to the $18.3 million increase in operating assets, partially offset by the $2.4 million increase in operating liabilities. The significant increase in operating assets was primarily related to the $33.9 million increase in total cash, cash equivalents and short-term investments, $3.8 million increase in inventories and $2.5 million increase in net accounts receivable, partially offset by the $21.9 million decrease in prepaid expenses and other current assets. The $3.8 million increase in inventories was primarily due to the increasing demand for our products and the $2.5 million increase in net accounts receivable was mainly due to the increase in revenues. The $21.9 million decrease in prepaid expenses and other current assets was primarily attributed to the $18.7 million net income tax refunds.

    We believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our liquidity requirements for at least the next twelve months.

    Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Nine Months Ended September 30,
	2010	2009	Change
Cash provided by (used in) operating activities	$39,483	$(28,232)	$67,715
Cash used in investing activities	(36,538)	(40,611)	4,073
Cash provided by financing activities	513	1,045	(532)
Effect of exchange rate changes on cash & cash equivalents	421	267	154
Net increase (decrease) in cash and cash equivalents	$3,879	$(67,531)	$71,410

    During the nine months ended September 30, 2010, cash and cash equivalents increased by $3.9 million primarily due to the cash generated from our operating activities of $39.5 million, partially offset by the cash used in our investing activities of $36.5 million.

Operating Activities

    The $39.5 million cash generated from our operating activities during the nine months ended September 30, 2010 was primarily due to net income, the decrease in prepaid expenses and other current assets and increase in operating liabilities, such as accounts payable, deferred license revenue and deferred margin on sales to distributors, partially offset by the increase in net accounts receivable and inventories and by the decrease in accrued and other liabilities.

    Prepaid expenses and other current assets decreased by approximately $22.7 million primarily due to net income tax refunds during the nine months ended September 30, 2010 totaling to approximately $18.7 million. Accounts payable increased by $7.5 million mainly because of the increase in inventories and the timing of vendor invoices and payments. Deferred license revenue increased by $3.0 million primarily due to the new licensing agreements we entered into during the nine months ended September 30, 2010 and deferred margin on sales to distributors increased by $7.4 million, which was attributable to the increasing activities with our distributors driven by the increasing demand for our products.  Accrued and other liabilities decreased by $12.9 million primarily due to the $16.7 million payment of restructuring liability during the nine months ended September 30, 2010, partially offset by the increases in other accrued liabilities, such as accrued payroll and related expenses, which increased by $1.6 million, accrued royalties, which increased by $2.7 million and income tax payable, which increased by $1.0 million. The increase in accrued payroll and related expenses was attributable mainly to the bonus and sales commission accruals, which was a direct result of the significant increase in revenues during fiscal year 2010. The increase in accrued royalties was due to the share of the HDMI founders on the additional royalty revenue that we recognized during the three months ended September 30, 2010 resulting from the completion of the royalty audits during the three months ended September 30, 2010. The increase in the accrued income tax payable was primarily due to the income tax provision recorded during the three months ended September 30, 2010.

Investing Activities

    The $36.5 million cash used in investing activities during the nine months ended September 30, 2010 was primarily due to net purchases of short-term investments of approximately $32.2 million,  net investment in property and equipment of approximately $3.6 million and other investing activities amounting to approximately $700,000. During the nine months ended September 30, 2010, we purchased $128.0 million and sold $95.8 million short-term investments.

    We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

    The $0.5 million cash generated from our financing activities during the nine months ended September 30, 2010 was primarily due to the proceeds from issuances of common stock of approximately $2.9 million, partially offset by the cash used to repurchase restricted stock units for minimum statutory income tax withholding of approximately $1.2 million and $1.2 million final payment for our license of intellectual property from licensing agreement with Sunplus Technology Co., Ltd.

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

Liquidity and Capital Resource Requirements

    Based on our estimated cash flows, we believe that our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenue, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities; we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of September 30, 2010, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash and cash equivalents of approximately $151.1 million. A sensitivity analysis was performed on our investment portfolio as of September 30, 2010. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$671,000	$1,342,000	$2,012,000

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

Foreign Currency Exchange Risk

    A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the British Pound, the Chinese Yuan, Euro, Japanese Yen, the South Korean Won and Taiwan Dollar. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  As of September 30, 2010 and 2009, cash held in foreign currencies was approximately $1.0 million and $2.2 million, respectively. The following represents the potential impact of a change in the value of the U.S. dollar compared to the British Pound, Chinese Yuan, Euro, Japanese Yen, South Korean Won and Taiwan Dollar during the nine months ended September 30, 2010 and 2009.  This sensitivity analysis aggregates our nine months activity in these currencies, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10%.

September 30, 2010

5.0%	7.5%	10.0%
$872,000	$1,307,000	$1,743,000

September 30, 2009

5.0%	7.5%	10.0%
$1,280,000	$1,919,000	$2,559,000

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

    As of September 30, 2010, the outstanding foreign exchange contracts had a total notional value of $2.9 million.  See Note 13 to the Consolidated Financial Statements for more detailed discussions on derivative transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

    Please refer to Note 9 to our financial statements under Part I Item 1 financial statements.

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

•	management of product life cycles;
•	use of leading-edge foundry processes, when use of such processes is required and achievement of high manufacturing yields and low cost testing;
•	market acceptance of new products; and
•	market acceptance of new architectures such as our input processors.

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

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;
•	government regulations regarding the timing and extent to which digital content must be made available to consumers;
•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components;
•	the cost of components for our products, including the cost of gold, and prices charged by the third parties who manufacture, assemble and test our products; and
•	fluctuations in market demand, one-time sales opportunities and sales goals, sometimes results in heightened sales efforts during a given period that may adversely affect our sales in future periods.

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

    Our annual and quarterly operating results are highly dependent upon and may fluctuate based on how well we manage our business. Some of these factors include the following:
•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels and manage other matters necessary to enter new market segments;
•	our ability to successfully manage our business in multiple markets such as CE, PC and storage, which may involve additional research and development, marketing or other costs and expenses;
•	our ability to enter into licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;
•	our ability to engineer customer solutions that adhere to industry standards in a timely and cost-effective manner;
•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;
•	our ability to manage joint ventures and projects, design services and our supply chain partners;
•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;
•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;
•	the success of the distribution and partner channels through which we choose to sell our products and our ability to manage expenses and inventory levels; and
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

    Global credit and financial markets have experienced in the past and may experience in the future disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. Despite signs of improvement, there can be no assurance that there will not be renewed deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability. Our CE product revenue, which comprised approximately 90.0% and 88.5% of total revenue for the three and nine months ended September 30, 2010, respectively, and approximately 85.3% and 85.6% of total revenue for the three and nine months ended September 30, 2009, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. The demand for overall consumer electronics has been and may continue to be adversely affected by economic downturns in the United States and around the world. As a result, the demand for our CE, PC and storage products and our operating results have been and may continue to be adversely affected accordingly. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, PC and storage products and on our financial condition and operating results.

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

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended September 30, 2010, shipments to Samsung Electronics, Microtek Corporation, Innotech Corporation and Edom Technology Company Ltd. accounted for 19.8%, 12.9%, 11.8% and 10.6% of our revenue, respectively. For the nine months ended September 30, 2010, shipments to Samsung Electronics, Innotech Corporation and Microtek Corporation accounted for 18.6%, 11.5% and 11.2% of our revenue, respectively. For the three months ended September 30, 2009, shipments to Microtek Corporation and EDOM Technology Company, Ltd. accounted for 16.3% and 10.6% of our revenue, respectively. For the nine months ended September 30, 2009, shipments to Microtek Corporation and Weikeng Industrial accounted for 12.8% and 10.3% of our revenue, respectively.  In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

    Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. For the three and nine months ended September 30, 2010, distributors accounted for 64.8% and 58.8% of our revenue, respectively. Sales to distributors accounted for 61.2% and 61.1% of our revenue for the three and nine months ended September 30, 2009, respectively.  Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

    For example, in January 2007, we completed the acquisition of sci-worx (Silicon Image, GmbH). In 2009, because of our decision to focus on discrete semiconductor products and related intellectual property, we decided to restructure our research and development operations resulting in the closure of our two sites in Germany.

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

We do not have a long-term supply agreement with all of our subcontractors and instead obtain production services on a purchase order basis. Our outside sub-contractors have no obligation to manufacture our products or supply products to us for any specific period of time, in any specific quantity, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundries, assembly and test facilities and our sub-contractors may reallocate capacity on short notice to other customers who may be larger and better financed than we are, who pay a higher price for the same service or who have long-term agreements with our sub-contractors, even during periods of high demand for our products. These foundries may allocate or move production of our products to different foundries under their control, even in different locations, which may be time consuming, costly and difficult, have an adverse affect on quality, yields and costs and require us and/or our customers to re-qualify the products, which could open up design wins to competition and result in the loss of design wins and design-ins. If our subcontractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business will be substantially harmed. As a result, we would have to identify and qualify substitute sub-contractors, which would be time-consuming, costly and difficult; there is no guarantee that we would be able to identify and qualify such substitute subcontractors on a timely basis or obtain commercially reasonable terms from them. This qualification process may also require significant effort by our customers and may lead to re-qualification of parts, opening up design wins to competition and loss of design wins and design-ins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

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

    A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and nine months ended September 30, 2010, approximately 86.3% and 78.3% of our revenue, respectively, was generated from customers and distributors located outside of the United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

•	In March 2010, J. Duane Northcutt resigned from his position as chief technology officer.
•	In April 2010, Noland Granberry was appointed as our Chief Financial Officer.
•	In April 2010, Sal Cobar resigned from his position as Vice President of Worldwide Sales.
•	In September 2010, Harold Covert resigned from his positions as president and director.

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

    Our operations are headquartered in the San Francisco Bay area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan. Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the three and nine months period ended September 30, 2010 customers and distributors located in Japan generated 29.8% and 29.5% of our revenue, respectively, and customers and distributors located in Taiwan generated 23.1% and 20.9% of our revenue, respectively. For the three and nine months ended September 30, 2009, customers and distributors located in Japan accounted for 32.2% and 27.6% of our revenue, respectively and customers and distributors located in Taiwan generated 24.4% and 25.4% of our revenue, respectively.   Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

Dated: October 27, 2010	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry Chief Financial Officer (Principal Financial Officer)

Exhibit Index

3131.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3131.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
3232.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3232.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.