Form 10-K
period 2010-12-31
SILICON IMAGE INC
filed 2011-02-17
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☑ No☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☐Yes No☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes No☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $268,026,413 as of the last business day of Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported on such date.

As of January 31, 2011, there were 78,197,694 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K.

EXHIBIT 10.33
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

PART I

Item 1.  Business

General

    Silicon Image is a leading provider of advanced, interoperable connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for consumer electronics (CE), mobile, and personal computer (PC) markets.  We deliver our technology via semiconductor and intellectual property (IP) products that are compliant with global industry standards and also feature industry leading Silicon Image innovations such as InstaPort™.  Our products are deployed by the world’s leading electronics manufacturers in devices such as desktop and notebook PCs, digital televisions (DTVs), Blu-Ray Disc™ players, audio-video receivers, as well as mobile phones, tablets and digital cameras.  Silicon Image has driven the creation of the highly successful HDMI® (High-Definition Multimedia Interface) and DVI™ (Digital Visual Interface) industry standards, as well as the MHL™ (Mobile High-Definition Link) and SPMT™ (Serial Port Memory Technology) standards for mobile devices.  Via our wholly-owned subsidiary, Simplay Labs LLC, Silicon Image offers manufacturers comprehensive standards interoperability and compliance testing services.

    Our customers are product manufacturers in each of our target markets — consumer electronics, mobile, and personal computer. Because we leverage our technologies across different markets, certain of our products may be incorporated into our customers’ products used in multiple markets. We sell our products to original product manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core/design licensing and royalty and adopter fees from our standards licensing activities. We maintain relationships with the eco-system of companies that make the products that drive digital content creation, distribution and consumption, including major Hollywood studios, service providers, consumer electronics companies and  retailers. Through these and other relationships, we have formed a strong understanding of the requirements for distributing and presenting HD digital video and audio in the home and mobile environments. We have also developed a substantial IP base for building the standards and products necessary to promote opportunities for our products.

    Historically, we have grown our business by introducing and promoting the adoption of new  technologies and standards and entering new markets. We collaborated with other companies to jointly develop the DVI and HDMI standards. Our first products addressed the PC market. We then introduced products for a variety of CE market segments, including the set top box (STB), game console and DTV markets. Most recently, we have focused our research and development efforts and are developing products based on our innovative digital interconnect core technology for the mobile device market, including digital still cameras, HD camcorders, smartphones, and tablets.

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

Mission

    Our mission is to be the leader in advanced interoperable connectivity solutions for consumers.  Our “standards plus” business strategy is to grow the available market for our products and IP solutions through the development, introduction and promotion of market leading products which are based on industry standards but also include Silicon Image innovations that our customers value.

Standards Activity

    We have been directly involved in the following standards efforts:

High-Definition Multimedia Interface (HDMI) Consortium

    In 2002, we formed a consortium with Sony, Matsushita Electric Industrial Co. (Panasonic), Philips, Thomson (Technicolor), Hitachi and Toshiba to develop the HDMI specification, a next-generation digital interface for consumer electronics. The HDMI specification is based on our proprietary TMDS® technology, the same technology underlying DVI, the predecessor to the HDMI specification, which we also developed.   The HDMI specification combines uncompressed high-definition video, multi-channel audio, and data into a single digital interface to provide crystal-clear digital quality over a single cable. HDMI technology is fully backward compatible with PCs, displays and consumer electronics devices incorporating the DVI standard.   As an HDMI founder, we have actively participated in the evolution of the HDMI specification, and we expect to continue our involvement in this and in other digital interface connectivity standards.

    We believe that our leadership in the market for HDMI-enabled products is due to our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue  to promote innovation within the standard.

    For CE manufacturers, HDMI technology is a low-cost, standardized means of interconnecting CE devices that enables them to provide customers with feature-rich products delivering a true home theater entertainment experience. For PC and monitor manufacturers, HDMI technology enables a PC to connect to digital TVs and monitors at HD quality levels. The market research firm In-Stat estimates that over 500 million HDMI-enabled products shipped worldwide in 2010, contributing to an installed base of over 1.6 billion HDMI enabled products. In addition, over 1000 companies around the world are HDMI adopters.

Mobile High-Definition Link (MHL™) Consortium

    In April 2010 Nokia, Samsung, Silicon Image, Sony, and Toshiba formed the MHL consortium to create an industry standard for an audio/video interface to connect mobile phones and other portable CE devices directly to high-definition televisions (HDTVs) and displays.  MHL technology is a low pin count HD audio and video serial link specifically defined for connecting mobile devices to HD displays. The MHL specification was developed as a standard for mobile wired video/audio connectivity, which, we believe, will enable the development of standard-compliant mobile and display products across a broad connectivity ecosystem. MHL technology is based on the same TMDS  technology used in the DVI and HDMI specifications while only requiring a single TMDS data pair to transmit video to MHL enabled DTVs at resolutions up to 1080p.  As a result, the MHL technology requires only 5 signal pins, making it compatible with small, low pin-count connectors in mobile devices. Reduced pin-count connectors are critical in mobile devices given the greatly limited connector space compared to standard consumer electronic devices such as Blu-Ray players and set top boxes.  The MHL specification also enables the provision of power to the mobile device when connected to a DTV thus preserving battery life.

Serial Port Memory Technology (SPMT™) Consortium

    SPMT is a first-of-its-kind standard for dynamic random access memory (DRAM). SPMT technology is designed to enable extended battery life, bandwidth flexibility, reduced pin count and lower power demand for mobile and portable devices.  Demand by mobile service providers for solutions enabling more data-intensive, media-rich capabilities drove the formation of the SPMT Consortium.  The SPMT™ consortium was established by Silicon Image, ARM, Hynix Semiconductor, LG Electronics, and Samsung Electronics in 2009, with Marvell joining the consortium in 2010.

Digital Visual Interface (DVI)

    In 1998, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, Silicon Image announced the formation of the Digital Display Working Group (DDWG) and in 1999, published the DVI 1.0 specification. The DVI 1.0 standard defines a high-speed serial data communication link between computers and digital displays.   Today, in many applications, DVI is being replaced by the more feature-rich HDMI interface. In the PC market, DVI  technology faces competition from DisplayPort, a digital display interface standard promoted by the Video Electronics Standards Association (VESA) and defining a digital audio/video interconnect intended to be used primarily between a computer and its display monitor or a computer and a home-theater system. A number of companies have introduced products based on the DisplayPort standard including AMD, Apple, Dell, nVidia and ST Micro.

Serial Advanced Technology Attachment (SATA)

    We have been a contributor to the SATA standard and a supplier of discrete SATA solutions including controllers, storage processors, port multipliers and bridges. Based on serial signaling technology, the SATA standard specifies a computer bus technology for connecting hard disk drives and other devices and was formed by Intel, Dell, Maxtor, Seagate and Vitesse in 1999. We sell SATA semiconductors primarily to merchant motherboard suppliers, computer OEMs and external drive manufacturers.

Products and Services

    We sell our products and services primarily into three markets: consumer electronics, personal computers and storage. Our IP revenues and product revenues over the past three years from the CE, PC and storage markets were as follows:

	Year Ended December 31,
	2010	2009	2008
Consumer Electronics	$131,362	$102,391	$167,599
Personal Computers	8,562	8,905	40,141
Storage products	12,917	11,372	25,461
Licensing	38,506	27,921	41,214
	$191,347	$150,589	$274,415

CE (DTV & Mobile)

HDMI Port Processors.  Our HDMI port processors are targeted for CE products, such as DTV’s, AV receivers, sound bars and  Home-Theater-In-a-Box (HTIB).  Our port processors support the latest version of the HDMI specification and can quickly switch between up to five HDMI inputs using our InstaPort technology.  With InstaPort technology, switching time between various HDMI devices attached to a DTV is reduced from approximately 5 seconds to approximately 1 second.    In 2010, we introduced an enhanced version of our InstaPort technology - InstaPort™ S technology – which will enable DTV manufacturers with either MHL or HDMI inputs to achieve single-second port switching.  In 2010, we introduced two new DTV port processors, the SiI9381A and SiI9387A.  The SiI9381A port processor seamlessly interfaces with MHL-enabled mobile devices such as mobile phones and tablets.  The SiI9381A also supports four HDMI inputs with InstaPort S – Silicon Image’s single-second HDMI port switching technology and integrates HDMI 1.4 Audio Return Channel and Content Type detection.

HDMI and MHL Transmitters. Our HDMI transmitter products are targeted for CE and mobile products, such as Blu-Ray players, STBs, digital camcorders, smartphones, tablets, and A/V receivers. HDMI transmitters convert digital video and audio into HDMI format enabling products to connect to DTV’s, AV receivers, and PC monitors that have HDMI inputs.  Our MHL transmitter products have been optimized for small-form factor and low-power and are targeted for mobile devices, such as digital cameras and camcorders, smartphones, and tablets.  MHL transmitters convert digital video into the MHL format enabling mobile devices to connect to DTV’s and monitors with MHL inputs, or alternatively, to connect to DTV’s and monitors with HDMI inputs via an MHL-to-HDMI adapter.  In 2010, we introduced the SiI9244, an MHL transmitter for HD video and audio designed for power-sensitive consumer electronics devices such as mobile phones, digital cameras, portable media players and HD camcorders.  Eliminating the need for an extra connector, the SiI9244 enables a cost-effective, low-pin count connectivity solution for the delivery of HD content.

MHL-to-HDMI Bridges.  Our MHL-to-HDMI bridge products are targeted for docking stations and adapters, connecting new MHL mobile products with existing HDMI enabled DTV’s and monitors.  In 2010, we introduced the SiI9292, an MHL-to-HDMI bridge which is integral to the design of low-power, MHL-to-HDMI accessory devices such as docking stations, converters and adapters, enabling HD video and audio connectivity between MHL-ready mobile devices and HDTVs with HDMI inputs.

HDMI Receivers.  Our HDMI receiver products are targeted for high-definition displays, such as projectors and PC monitors, as well as AV receivers (AVRs). HDMI receivers convert an incoming encrypted serialized stream to digital video and audio, which is then processed by a television or PC monitor for display.

PC

MHL/HDMI-to-HDMI Bridges.  Our MHL/HDMI-to-HDMI bridge products are targeted for high-definition displays, such as PC monitors and DTVs, enabling added support for MHL. In 2010, we introduced the SiI1292, an MHL/HDMI-to-HDMI bridge, that is designed to enable single port displays such as HDTVs, PC monitors, multi-function monitors or HD projectors, to connect to MHL-enabled mobile devices via an MHL cable.

DVI Receivers.  Our DVI receiver products are targeted for high-definition PC displays, such as monitors and projectors.

Storage

    We provide a full line of SATA controllers used in PC, DVR and network attached storage (NAS) applications. The current generation of controllers provides the SATA Gen II features including eSATA signal levels, 3.0 Gbps, native command queuing (NCQ), hot-plug and port multiplier support.

    Our bridge products such as the SiI3811 provide PC OEMs with a solution that connects legacy PATA optical drives to the current generation of motherboard chip sets and are used primarily in desktop and laptop PC applications.

    Our SteelVine storage processor architecture integrates the capabilities of a complex redundant array of independent disks (RAID) controller into a single-chip architecture. SteelVine storage processors deliver enterprise-class features such as virtualization, RAID, hot-plug and hot spare, in a single cost-effective system-on-a-chip (SoC).   Storage processors are currently shipping in PC motherboards as well as external storage solutions.

Simplay Labs, LLC

    We believe Simplay Labs LLC, our wholly owned subsidiary, has further enhanced our reputation for quality, reliable products and leadership in the HDMI market. The Simplay HD™ Interoperability Program offers one of the most robust and comprehensive testing platforms in the consumer electronics industry as device interoperability and consumer quality of experience are of significant concern to retailers and consumers in the HD market. Devices that pass the Simplay HD testing program are verified to meet Simplay developed interoperability specifications, and have also demonstrated interoperability through empirical testing against “peer” devices maintained by Simplay Labs. Simplay Labs has service centers operating in the US, South Korea and China, providing interoperability, quality of experience and performance testing at global testing centers. By December 31, 2010, more than 500 product lines have been Simplay HD-verified and more than 100 manufacturers and retailers have participated in the Simplay HD Interoperability Program, enabling a higher level of consumer trust that their products are fully interoperable with other HDMI products. Simplay Labs also verifies MHL devices for standards compliance and HDMI interoperability. A number of products use the SimplayHD logo on product packaging, within product literature and on website promotions.

    In November of 2009, the Simplay Explorer HDMI-CEC R&D development tool was approved as an official HDMI Authorized Test Center (ATC) test tool. The first HDMI-CEC R&D tool of its kind for CE manufacturers, the Simplay CEC Explorer sets a higher standard for development of HDMI CEC features and enables manufacturers to bring products to market faster.

HDMI Licensing, LLC

    HDMI Licensing, LLC, our wholly owned subsidiary, is the agent responsible for licensing the HDMI specification, promoting the HDMI standard and educating Adopters, retailers and consumers on the benefits of the HDMI specification.  The HDMI specification was developed by Hitachi, Ltd.; Panasonic Corporation; Koninklijke Philips Electronics N.V.; Silicon Image, Inc.; Sony Corporation; Technicolor S.A. and Toshiba Corporation as the all-digital interface standard for the consumer electronics and personal computer markets.  The HDMI specification combines uncompressed high-definition video, multi-channel audio, and data in a single digital interface to provide crystal-clear digital quality over a single cable.

    As of December 31, 2010, over 1,000 manufacturing companies were adopters of the HDMI. During 2010, the number of HDMI adopters grew by more than 10%, further strengthening the specification’s position as the worldwide standard for high-definition digital connectivity. According to market researcher In-Stat, the HDMI specification has become widely adopted and has moved from an emerging standard to a prevalent connectivity standard used in many consumer applications.

MHL LLC

    MHL, LLC, our wholly-owned subsidiary, is the agent for overseeing and administering the adoption, licensing, and promotion of the MHL Specification.  The MHL Specification was developed by Nokia Corporation, Samsung Electronics Co., Ltd., Silicon Image, Inc., Sony Corporation, and Toshiba Corporation as a standard for mobile wired video/audio connectivity, which will enable the development of standard-compliant mobile and display products across a broad connectivity ecosystem.

SPMT, LLC

    SPMT, LLC, our wholly-owned subsidiary, is the entity responsible for licensing the SPMT (Serial Port Memory Technology) memory interface specification. The organization and its founding members define and implement Serial Port Memory Technology as an industry standard memory interface capable of delivering the bandwidth flexibility, scalability, reduced pin count and low power required by future generations of mobile devices. Consortium members include ARM, Hynix Semiconductor, Inc., LG Electronics, Marvell, Samsung Electronics Co., Ltd., and Silicon Image, Inc.

Markets and Customers

    We focus our sales and marketing efforts on achieving design wins with original equipment manufacturers (OEMs) of CE, mobile and PC products. A small number of customers and distributors have generated and we expect will continue to generate a significant portion of our revenue. Our top five customers, including distributors, generated 58.3%, 44.2% and 55.1%, of our revenue in 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, sales to Samsung Electronics, Innotech Corporation and Microtek, Inc. accounted for 17.0%, 11.3% and 11.0% of our revenue, respectively. The percentage of revenue generated through distributors is significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. Our revenue generated through distributors was 61.1%, 59.2% and 52.1% of our total revenue in 2010, 2009 and 2008, respectively. Please refer to the section of this report titled “Risk Factors” for a discussion of risks associated with the sell-through arrangement with our distributors.

    A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured offshore, primarily in Asia and for the years ended December 31, 2010, 2009 and 2008, approximately 78.9%, 79.4% and 83.4% of our total revenue, respectively, was generated from customers and distributors located outside of North America, primarily in Asia.

Research and Development

    Our research and development efforts continue to focus on innovative technologies and standards, higher-bandwidth, lower-power links, efficient algorithms, architectures and feature-rich implementations for CE (including DTV), mobile and PC applications. By utilizing our patented technologies and optimized architectures, we believe our products can scale with advances in semiconductor manufacturing process technology, simplify system design and provide innovative solutions for our customers. As of December 31, 2010, we had been issued 159 United States patents and had 83 United States patent applications pending. Our U.S. issued patents have expiration dates which range from 2015 to 2029, subject to our payment of periodic maintenance fees.  Our policy is to seek to protect our intellectual property rights throughout the world by filing counterparts or our US patent applications in select foreign jurisdictions. A discussion of risks related to our intellectual property is set forth in the section of this report titled “Risk Factors”.

    We have extensive experience in the areas of high-speed interconnect architecture, circuit design, digital audio-visual (A/V) processor architecture, storage architecture, logic design/verification, firmware/software, digital audio/video systems and storage systems. We have invested and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses were approximately $55.3 million, $68.2 million and $84.8 million in 2010, 2009 and 2008, respectively, including stock-based compensation expense of $2.6 million, $6.3 million and $7.1 million for 2010, 2009 and 2008, respectively.

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

    Our semiconductor products are currently fabricated using 0.35, 0.25, 0.18 and 0.13 micron processes. We continuously evaluate the benefits, primarily the improved performance, costs and feasibility, of migrating our products to smaller geometry process technologies. We have conducted certain development projects for some of our customers, involving smaller geometries, namely 90 nm and 65 nm designs. We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC) to produce all of our semiconductor products. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly.  Risks related to our sole sourcing of the manufacturing of our products are discussed in the section of this report titled “Risk Factors.”

Assembly and Test

    Our semiconductor products are designed to use low-cost standard packages and to be tested with widely available semiconductor test equipment. We outsource all of our packaging and our test requirements. This enables us to take advantage of high-volume economies of scale and supply flexibility and gives us direct and timely access to advanced packaging and test technologies. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled. This testing method has not caused us to experience unacceptable failures or yields. Our operations personnel closely review the process and control and monitor information provided to us by our foundries. To ensure quality, we have established firm guidelines for rejecting wafers that we consider unacceptable. However, lack of testing prior to assembly could have adverse effects if there are significant problems with wafer processing. Additionally, for newer products and products for which yield rates have not stabilized, we may conduct bench testing using our personnel and equipment, which is more expensive than fully automated testing.

Quality Assurance

    We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in depth circuit simulation at temperature, voltage and processing extremes before being fabricated. We also subject pre-production parts to extensive characterization and reliability testing. We also sample early production parts to ensure we are getting the same results as we did during pre-production. We pre-qualify each of our subcontractors through an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer foundries and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yields. Our independent foundries and our assembly and test subcontractors have achieved International Standards Organization (ISO) 9001 certification.

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

CE

    In the consumer electronics market, our products are designed into a variety of devices, including DTVs, STBs, Blu-ray players, AV receivers, soundbars, and home theater in a box (HTIBs).  Our products compete against discrete HDMI products offered by companies such as Analog Devices, Analogix Semiconductor, Parade Technologies and NXP.  Our products face competition from companies integrating HDMI receive or HDMI transmit functionality into SoC’s, such as Broadcom, Intel, MediaTek, Mstar, Trident, Zoran, Marvell, and STM.  We also compete in some instances against in-house semiconductor solutions designed by large consumer electronics OEMs.

Mobile

    In the mobile market, our products are designed into a variety of devices, including smartphones, tablets, digital still cameras, and camcorders.  Our products compete against discrete HDMI, MHL, or DisplayPort products offered by companies such as Analog Devices, Analogix Semiconductor, and NXP.  Our products face competition from companies integrating HDMI or MHL transmit functionality into SoCs, such as Broadcom, Intel, Qualcomm, TI, Nvidia, Marvell, ST Ericsson, Zoran, and MediaTek.  We also compete in some instances against in-house semiconductor solutions designed by large consumer electronics OEMs.

PC

    In the PC market, Intel and other competitors such as AMD and Nvidia have integrated HDMI and/or DVI into their PC processor and chips sets.  Our HDMI and DVI products also face competition from products based on the DisplayPort standard, which is a digital display interface standard being put forth by the Video Electronics Standards Association (VESA) that defines a digital audio/video interconnect intended to be used primarily between a computer and a display. DisplayPort is increasingly replacing DVI as the default standard for PC digital video interconnect technology.

Storage

    Our SATA products compete with similar products from ACARD, Atmel, J-Micron, and Marvell. We also compete against AMD, Intel, nVidia, Silicon Integrated Systems, VIA Technologies and other motherboard chip-set makers, which have integrated SATA functionality into their chipsets.

    Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, engineering, intellectual property, sales and marketing, manufacturing, distribution, technical and other resources than we do. In particular, well-established semiconductor companies such as Analog Devices, Intel, National Semiconductor and Texas Instruments and consumer electronics manufacturers, such as Panasonic, Sony and Toshiba, may compete against us in the future. We cannot assure that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business.

Employees

    As of December 31, 2010, we had a total of 432 full-time employees, including 127 located outside of the United States. None of our employees are represented by a collective bargaining agreement. We have never experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel and our ability to attract and retain additional qualified personnel.

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

    Our future growth and success depends on our ability to develop and bring to market on a timely basis new products, such as our products supporting on the new Mobile High-Definition Link (MHL) standard. There can be no assurance that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our new or future products will achieve the desired level of market acceptance in the anticipated timeframes or that any such new or future products will contribute significantly to our revenue. Our new products face significant competition from established companies that have been selling competitive products for longer periods of time than we have. Our inability to develop and market new products could negatively affect our business and results of operations.

Our success depends on the development and introduction of new products, which we may not be able to do in a timely manner because the process of developing high-performance semiconductor products is complex and costly.

    The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new products and will continue to introduce new products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•
accurate prediction of market trends and requirements, the establishment and adoption of new standards in the market and the evolution of existing standards, including enhancements or modifications to existing standards such as HDMI,  MHL, SPMT, DVI and SATA;

•
identification of customer and consumer market needs where we can apply our innovation and skills to create new standards or areas for product differentiation that improve our overall competitiveness either in an existing market or in a new market;

•	development of advanced technologies and capabilities and new products that satisfy customer and market requirements;
•	competitors’ and customers’ integration of the functionality of our products into their products, which puts pressure on us to continue to develop and introduce new products with new functionality;
•
timely completion and introduction of new product designs; correctly anticipating the market windows that will maximize acceptance of our products and then delivering the products to the markets within the required time frames;

•	management of product life cycles;
•	use of leading-edge foundry processes, when use of such processes is required and achievement of high manufacturing yields and low cost testing;
•	market acceptance of our new products;
•	consumer preferences for how they purchase and consume HD video are rapidly changing and our products may not be able to meet shifting consumer preferences; and
•	market acceptance of new architectures such as our input processors.

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

    Our annual and quarterly operating results are likely to vary significantly in the future based on a number of factors many of which we have little or no control. These factors include, but are not limited to:

•	the growth, evolution and rate of adoption of industry standards for our key markets, including consumer electronics, mobile, PCs and displays and storage devices and systems;
•
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

•	the impact of the results of the royalty compliance audits which we regularly perform;
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

•	average selling prices of our products, which are influenced by competition and technological advancements, among other factors;
•	government regulations regarding the timing and extent to which digital content must be made available to consumers;
•	the availability of other semiconductors or other key components that are required to produce a complete solution for the customer; usually, we supply one of many necessary components;
•	the cost of components for our products, including the cost of gold, and prices charged by the third parties who manufacture, assemble and test our products; and
•	fluctuations in market demand, one-time sales opportunities and sales goals, sometimes result in heightened sales efforts during a given period that may adversely affect our sales in future periods.

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

    Our annual and quarterly operating results are highly dependent upon and may fluctuate based on how well we manage our business. Some of these factors include the following:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels and manage other matters necessary to enter new market segments;
•	our ability to successfully manage our business in multiple markets such as CE, PC, mobile and storage, which may involve additional research and development, marketing or other costs and expenses;
•	our ability to enter into licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;
•	our ability to engineer customer solutions that adhere to industry standards in a timely and cost-effective manner;
•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;
•	our ability to manage joint ventures and projects, design services and our supply chain partners;
•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;
•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;
•	the success of the distribution and partner channels through which we choose to sell our products and our ability to manage expenses and inventory levels; and
•
our ability to successfully maintain certain structural and various compliance activities in support of our global structure which is designed to result in certain operational benefits as well as an overall lower tax rate and which, if not maintained, may result in us losing these operational and tax benefits.

    If we fail to effectively manage our business, this could adversely affect our results of operations.

Our business has been and may continue to be significantly impacted by a deterioration in worldwide economic conditions and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

    Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. Despite signs of improvement, there can be no assurance that there will not be renewed deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our CE product revenue, which comprised approximately 68.7%, 68.0% and 61.1% of total revenue for the years ended December 31, 2010, 2009 and 2008, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. As a result of the recent recession experienced by the US economy and other economies around the world, the demand for overall consumer electronics has been and may continue to be adversely affected. As a result, the demand for our CE, PC and storage products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, PC and storage products and on our financial condition and operating results.

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

    Part of our business strategy is to license IP through agreements with companies whereby companies incorporate our IP into their respective technologies that address markets in which we do not want to directly participate. There can be no assurance that additional companies will be interested in licensing our technology on commercially favorable terms or at all. We also cannot ensure that companies who license our technology will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property and will maintain the confidentiality of our proprietary information. The IP agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these factors require significant judgments. Licensing revenue could fluctuate significantly from period to period because it is heavily dependent on a few key deals being completed in a particular period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin, the licensing revenue portion of our overall revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from these arrangements is a lengthy and complex process that may last beyond the period in which efforts begin and, once an agreement is in place, the timing of revenue recognition may be dependent on customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. Licensing that occurs in connection with actual or contemplated litigation is subject to risk that the adversarial nature of the transaction will induce non-compliance or non-payment. The accounting rules associated with recognizing revenue from these transactions are increasingly complex and subject to interpretation. Due to these factors, the amount of license revenue recognized in any period may differ significantly from our expectations.

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

    Our products face competition from companies selling similar discrete products and from companies selling products such as chipsets and system-on-a-chip (SoC) solutions with integrated functionality. Our competitors include semiconductor companies that focus on the CE, display or storage markets, as well as major diversified semiconductor companies and we expect that new competitors will enter our markets. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, including solutions that integrate the functionality of our products into their solutions. In addition, current or potential OEM customers may have internal semiconductor capabilities and may develop their own solutions for use in their products rather than purchasing them from companies such as us. Some of our competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and as a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, NXP, Broadcom, Intel, National Semiconductor and Texas Instruments and CE manufacturers, such as Panasonic, Sony, Samsung and Toshiba, may compete against us in the future. Some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

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

    We are dependent on our relationships with our foundry subcontractor to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition in a timely manner, or at all, or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ product offerings are not commercially successful.

    Our products are generally incorporated into our customers’ products at the customers’ design stage. As a result, we rely on manufacturers to select our products to be designed into their products. Without these “design wins,” it is very difficult to sell our products. We often incur significant expenditures on the development of a new product without any assurance that a manufacturer will select our product for design into its own product. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may be our competitors and, accordingly, may not supply this information to us on a timely basis, if at all. Once a manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if a manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful or that we will receive any revenue from that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers generally can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ equipment incorporating our products will ever be commercially successful.

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

    After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers generally need three months to over six months to test, evaluate and adopt our product and an additional three months to over nine months to begin volume production of products that incorporate our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its products, we have no assurances that the customer will ultimately market and sell its products or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, anticipated sales could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products. Further, the combination of our lengthy sales cycles coupled with worldwide economic conditions could have a compounding negative impact on the results of our operations.

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

    We generally do not obtain firm, long-term purchase commitments from our customers and, in order to accommodate the requirements of certain customers, we may from time to time build inventory that is specific to that customer in advance of receiving firm purchase orders. The short-term nature of our customers’ commitments and the rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. Should the customer’s need shift so that they no longer require such inventory, we may be left with excessive inventories, which could adversely affect our operating results.

We depend on a few key customers and the loss of any of them could significantly reduce our revenue.

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2010, revenue from Samsung Electronics, Innotech Corporation and Microtek, Inc. accounted for 17.0%, 11.3% and 11.0% of our total revenue, respectively.  For the year ended December 31, 2009, revenue from Microtek, Inc. and Weikeng Industrial accounted for 11.9% and 10.3% of our total revenue, respectively.  For the year ended December 31, 2008, revenue from World Peace Industrial, Microtek, Inc., Weikeng Industrial and Innotech Corporation represented 14.6%, 11.8%, 11.5% and 10.5% of our total revenue, respectively. In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

    Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.  Distributors generated 61.1%, 59.2% and 52.1% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

    Recent federal and state legislation has been proposed, and additional legislation may be proposed in the future which, if enacted, could have an adverse tax impact on both us and our stockholders. For example, the ability to defer taxes as a result of permanent investments offshore could be limited, thus raising our effective tax rate.

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

    Our growth depends upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. Acquisition of companies or intangible assets is a strategy we may use to develop new products and enter new markets. We may acquire additional companies or technologies in the future. Acquisitions involve numerous risks, including, but not limited to, the following:

•	difficulty and increased costs in assimilating employees, including our possible inability to keep and retain key employees of the acquired business;
•	disruption of our ongoing business;
•	discovery of undisclosed liabilities of the acquired companies and legal disputes with founders or stockholders of acquired companies;
•	inability to commercialize acquired technology; and
•	the need to take impairment charges or write-downs with respect to acquired assets.

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

    We do not own or operate a semiconductor fabrication facility. We rely on one third party semiconductor foundry overseas to produce substantially all of our semiconductor products.   We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on independent foundries, assembly and test facilities involves a number of significant risks, including, but not limited to:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
•	lack of guaranteed production capacity or product supply, potentially resulting in higher inventory levels; and
•	lack of availability of, or delayed access to, next-generation or key process technologies.

    We do not have a long-term supply agreement with any of our subcontractors and instead obtain production services on a purchase order basis. Our outside sub-contractors have no obligation to manufacture our products or supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order. Our requirements represent a small portion of the total production capacity of our outside foundry, assembly and test facilities and our sub-contractors may reallocate capacity on short notice to other customers who may be larger and better financed than we are, or who have long-term agreements with our sub-contractors, even during periods of high demand for our products. This foundry may allocate or move production of our products to different foundries under their control, even in different locations, which may be time consuming, costly and difficult, have an adverse affect on quality, yields and costs and require us and/or our customers to re-qualify the products, which could open up design wins to competition and result in the loss of design wins and design-ins. If our subcontractors are unable or unwilling to continue manufacturing our products in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business will be substantially harmed. As a result, we would have to identify and qualify substitute sub-contractors, which would be time-consuming, costly and difficult; there is no guarantee that we would be able to identify and qualify such substitute sub-contractors on a timely basis or obtain commercially reasonable terms from them. This qualification process may also require significant effort by our customers and may lead to re-qualification of parts, opening up design wins to competition and loss of design wins and design-ins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

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

    A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the years ended December 31, 2010, 2009 and 2008, approximately 78.9%, 79.4% and 83.4% of our total revenue respectively, was generated from customers and distributors located outside of United States, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.
In 2009, as part of our plan to enhance our operational efficiency and to lower our overall cost structure, we decided to restructure our research and development operations resulting in the closure of our two R&D sites in Germany. As a result, we have transitioned certain of our R&D activities to new locations in Asia. As part of our current business model, we outsource certain of our R&D activities in response to certain peak resource requirements and on-going development activities. If we are unable to properly manage and effectively utilize these resources, they could have adverse effects on our business, financial condition and operating results.

Moreover, if  new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

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

Our participation in working groups for the development and promotion of industry standards in our target markets, including the DVI and HDMI specifications, requires us to license some of our intellectual property for free or under specified terms and conditions, which may make it easier for others to compete with us in such markets.

    A key element of our business strategy includes participating in working groups to establish industry standards in our target markets, promoting  and enhancing  specifications and developing and marketing products based on such specifications and future enhancements. We are a promoter of the Digital Display Working Group (DDWG), which published and promotes the DVI specification, and a founder in the working groups that develop and promote the HDMI specification and the MHL specification. In connection with our participation in such working groups:

•
we must license for free specific elements of our intellectual property to others for use in implementing the DVI specification; and we may license additional intellectual property for free as the DDWG promotes enhancements to the DVI specification;

•
we must license specific elements of our intellectual property to others for use in implementing the HDMI specification and we may license additional intellectual property as the HDMI founders group promotes enhancements to the HDMI specification; and

•
we must agree not to assert certain necessary patent claims against other members of the MHL consortium who may infringe such claims in implementing the MHL specification and this non-assert obligation may cover more of our patent portfolio as the MHL promoter group promotes enhancements to the MHL specification.

    Accordingly, certain companies that implement the DVI, HDMI and MHL specifications in their products can use specific elements of our intellectual property to compete with us, in certain cases, for free. Although in the case of the HDMI and MHL specifications, there are annual fees and royalties associated with the adopters’ agreements, there can be no assurance that our shares of such annual fees and royalties will adequately compensate us for having to license or refrain from asserting our intellectual property.

    Through our wholly-owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI specification and are responsible for promoting and administering the specification.  We receive all the license fees paid by adopters of the HDMI specification to cover the costs we incur to promote and administer the HDMI specification.  There can be no assurance that, going forward, we will continue to act as agent of the HDMI specification and/or receive all the license fees paid by HDMI adopters.  After an initial period during which we received all of the royalties paid by HDMI adopters, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification, and following this reallocation, our portion of HDMI royalties was reduced to approximately 62%.   In 2010, HDMI founders again reviewed the allocation of HDMI royalties and agreed on an allocation formula that further reduced the portion of HDMI royalties received by us effective January 2011. Further, we expect that HDMI founders will continue to review the allocation of HDMI royalties from time to time and there can be no assurance regarding the portion of HDMI royalties received by us in the future.

    Through our wholly-owned subsidiary, MHL, LLC, we act as agent of the MHL specification and are responsible for promoting and administering the specification.  As agent, we are entitled to receive license fees paid by adopters of the MHL specification sufficient to reimburse us the costs we incur to promote and administer the specification.  Given the limited number of MHL adopters to date, we do not believe that the license fees paid by such adopters will be sufficient to reimburse us for these costs and there can be no assurance that the license fees paid by MHL adopters will ever be sufficient to reimburse us the cost we incur as agent of the specification.

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

Our success depends in part on our relationships with strategic partners and use of technologies.

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

Our business may be impacted as a result of the adoption of competing standards and technologies by the broader market.

    The success of our business has been significantly related to our participation in standard setting organizations. From time to time, competing standards have been established which negatively impact the success of existing standards or jeopardize the creation of a new standard. DisplayPort is an example of a competing standard on a different technology base which has created an alternative high definition connectivity methodology in the PC space. This standard has been adopted by several large PC manufactures. While currently not as widely recognized as the HDMI standard, DisplayPort does represent a viable alternative to the HDMI or MHL standards. If DisplayPort should gain broader adoption, our HDMI or MHL businesses could be negatively impacted and our revenues could be reduced.

 Our business is dependent on the continued adoption and widespread implementation of the HDMI™ specification.

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

    As the agent for the HDMI specification, we derive revenue from the license fees paid by adopters, and as a founder we derive revenue from the royalties paid by the adopters of the HDMI technology. Any development that has the effect of lowering the number of adopters of the HDMI standard will negatively impact these license fees and royalties. Also, when the HDMI consortium was first formed, we received 100% of the royalties collected from HDMI adopters. During 2007, the founders agreed to share the HDMI adopter’s royalty revenues among the various founders, such that we no longer receive all of the royalties, and in 2010, the HDMI founders agreed upon a royalty allocation formula that reduced our share of HDMI royalties effective January 2011. The allocation of license fees and royalty revenue among the HDMI founders is an issue that is reviewed and discussed by the founders from time to time. There can be no assurance that going forward we will continue to act as agent of the HDMI specification or to receive the share of HDMI license fees and royalties that we currently receive. If our share of these license fees and royalties is reduced, this decision will have a negative impact on our revenues. Refer to the previously discussed risk factor above which also discusses the sharing of HDMI royalty revenues amoung various founders.

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

    Many companies have significant patent portfolios or key specific patents, or other intellectual property in areas in which we compete. Many of these companies appear to have policies of imposing cross-licenses on other participants in their markets, which may include areas in which we compete. As a result, we have been required, either under pressure of litigation or by significant vendors or customers, to enter into cross licenses or non-assertion agreements relating to patents or other intellectual property. This permits the cross-licensee, or beneficiary of a non-assertion agreement, to use certain or all of our patents and/or certain other intellectual property for free to compete with us. Our results of operations could be adversely affected by the use of cross-licensee or beneficiary of a non-assertion agreement of all our patents and/or certain other intellectual property.

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
•
In March 2010, Tim Vehling, former vice president of worldwide marketing, was appointed as vice president of the products business group and Eric Almgren, former vice president of business development and IP licensing, was appointed as vice president of the IP business group.

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

    Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the years ended December 31, 2010, 2009 and 2008 customers and distributors located in Japan generated 29.9%, 27.1% and 24.0%,of our revenue, respectively, and customers and distributors located in Taiwan generated 22.5%, 25.2% and 19.8% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

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

Item 1B.  Unresolved Staff Comments

    Not applicable.

Item 2.  Properties

    Our current headquarters, consisting of approximately 126,686 square feet of space in Sunnyvale, California, is leased through July 31, 2011, of which we ceased to use a total of 33,766 square feet in 2009 and 2010. We have approximately 6,899 square feet of space in Irvine, California that is being leased through November 30, 2012, which we ceased to use in 2009 and 25,227 square feet of space in two locations in China, which are being leased through July 23, 2011 and June 30, 2012. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations.

    We also lease facilities in Japan, Korea, and Taiwan. We believe that our existing properties are in good condition and suitable for the conduct of our business.

    On January 6, 2011, we entered into a seven-year lease agreement (the “Lease”) with Christensen Holdings, L.P., a California limited partnership. Pursuant to the Lease,  we are leasing an office building in Sunnyvale, California consisting of approximately 128,154 square feet, together with the non-exclusive right to use parking facilities and other amenities.  This new office building will house our new corporate headquarters, which we  expect to begin occupying in June 2011, just prior to the expiration of  the lease agreement for our current headquarters in July 2011.

Item 3.  Legal Proceedings

    Information with respect to this item may be found in Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common shares have been traded on the NASDAQ Stock Market since our initial public offering on October 6, 1999. Our common shares trade under the symbol “SIMG”. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low
2010
Fourth Quarter	$8.11	$4.51
Third Quarter	4.93	3.12
Second Quarter	3.97	3.00
First Quarter	$3.15	$2.29

2009
Fourth Quarter	$2.70	$2.11
Third Quarter	3.39	2.23
Second Quarter	3.19	2.17
First Quarter	$4.44	$2.04

    As of January 31, 2011, we had approximately 84 holders of record of our common stock and the closing price of our common stock was $6.86. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except employees and per share data)
Statements of Operations Data:
Revenue	$191,347	$150,589	$274,415	$320,503	$294,958
Cost of revenue (1)	77,749	69,786	113,726	140,443	121,247
Gross margin	113,598	80,803	160,689	180,060	173,711
% of revenue	59.4%	53.7%	58.6%	56.2%	58.9%
Research and development (2)	$55,313	$68,229	$84,819	$77,994	$63,598
% of revenue	28.9%	45.3%	30.9%	24.3%	21.6%
Selling, general and administrative (3)	$46,710	$55,000	$71,719	$70,340	$67,597
% of revenue	24.4%	36.5%	26.1%	21.9%	22.9%
Restructuring expense (4)	$3,259	$22,907	$5,858	$-	$-
% of revenue	1.7%	15.2%	2.1%	-	-
Impairment of intangible assets	$-	$28,296	$-	$-	$-
% of revenue	-	18.8%	-	-	-
Impairment of goodwill	$-	$19,210	$-	$-	$-
% of revenue	-	12.8%	-	-	-
Income (loss) from operations	$8,167	$(117,317)	$(8,055)	$28,155	$47,252
Net income (loss)	$8,182	$(129,109)	$10,063	$19,001	$42,465
Net income (loss) per share:
Basic	$0.11	$(1.72)	$0.13	$0.22	$0.51
Diluted	$0.10	$(1.72)	$0.13	$0.22	$0.49
Weighted average shares - basic	76,957	74,912	75,570	85,557	82,787
Weighted average shares - diluted	78,277	74,912	76,626	87,388	86,791

Consolidated Balance Sheet and Other Data as of Year End:
Cash and cash equivalents	$29,942	$29,756	$95,414	$137,822	$81,921
Short-term investments	$160,538	$120,866	$89,591	$111,889	$168,724
Working capital	$184,746	$163,482	$186,112	$223,688	$262,080
Total assets	$250,619	$225,438	$326,541	$412,948	$380,231
Other long-term liabilities	$13,356	$9,573	$8,064	$13,910	$538
Total stockholders' equity	$191,196	$171,519	$278,947	$313,847	$305,222
Regular full-time employees	432	526	610	635	442

(1) Includes stock-based compensation expense	$558	$986	$1,445	$1,597	$2,427
(2) Includes stock-based compensation expense	$2,631	$6,252	$7,134	$8,411	$11,108
(3) Includes stock-based compensation expense	$4,152	$10,863	$10,893	$9,442	$13,696
(4) Includes stock-based compensation expense	$-	$-	$14	$-	$-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Silicon Image is a leading provider of advanced, interoperable connectivity solutions that enable the reliable distribution and presentation of HD content for CE, mobile, and PC markets.  We deliverour technology via semiconductor and IP products that are compliant with global industry standards and also feature industry leading Silicon Image innovations such as InstaPort™.  Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as desktop and notebook PCs, DTVs, Blu-Ray Disc™ players, audio-video receivers, as well as mobile phones, tablets and digital cameras.  We have driven the creation of the highly successful HDMI® and DVI™ industry standards, as well as the latest standards for mobile devices - SPMT™ (Serial Port Memory Technology) and MHL™ (Mobile High-Definition Link).  Via our wholly-owned subsidiary, Simplay Labs, LLC. Silicon Image offers manufacturers comprehensive standards interoperability and compliance testing services. Founded in 1995, we are headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Japan, Korea, and Taiwan.

    Our mission is to be the leader in advanced video connectivity solutions for consumers.  Our “standards plus” business strategy is to grow the available market for our products and IP solutions through the development, introduction and promotion of market leading products which our based on industry standards but also include Silicon Image innovations that our customers value. We believe that our innovation around our core competencies, establishing industry standards and building strategic relationships, positions us to continue to drive change in the emerging world of high quality digital media storage, distribution and presentation.

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

    For products sold to distributors with agreements allowing for price concessions and stock rotation rights/product returns, we recognize revenue based on when the distributor reports that it has sold the product to its customer. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Revenue is not recognized upon our shipment of the product to the distributor, since, due to certain forms of price concessions, the sales price is not substantially fixed or determinable at the time of shipment. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Additionally, these distributors have stock rotation rights permitting them to return products to us, up to a specified amount for a given period of time. When the distributor reports that it has sold product to its customer, our sales price to the distributor is fixed. Once we receive the point of sales reports from the distributor, it has satisfied all the requirements for revenue recognition with respect to the product reported as sold and any product returns/stock rotation and price concession rights that the distributor has under its distributor agreement with us lapsed at that time. Pursuant to our distributor agreements, older, end-of-life and certain other products are generally sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

    At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to payment, we relieve inventory for the carrying value of goods shipped since legal title has passed to the distributor and until revenue is recognized, we record the gross margin in “deferred margin on sale to distributors,” a component of current liabilities in our consolidated balance sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of our distributors’ resales are priced at a discount from the list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to the distributors does not allow us to accurately estimate the portion of the balance in the deferred margin on the sale to distributors that will be remitted back to the distributors. In addition to the above, we also reduce the deferred margin by anticipated or determinable future price protections based on revised price lists, if any.

    We derive revenue from the license of our internally developed intellectual property (IP). We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with our licensees is classified as licensing revenue. Our license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements, we follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 605-25-25, Multiple-Element Arrangements Revenue Recognition, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above.

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

    Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available and rely upon estimates in lieu of actual royalty reports when we have a sufficient history of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. Such true-ups have not been significant. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty reports are received.

    For contracts related to licenses of our technology that involve significant modification, customization or engineering services, we recognize revenue in accordance with the provisions of FASB ASC No. 605-35-25, Construction-Type and Production-Type Contracts Revenue Recognition. Revenues derived from such license contracts are accounted for using the percentage-of-completion method.

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

Stock-based Compensation

    We account for stock-based compensation in accordance with the provisions of FASB ASC No.  718-10-30, Stock Compensation Initial Measurement,  which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors including employee stock options, restricted stock units (“RSUs”), performance share awards and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values.  Following the provisions of FASB ASC No. 718-50-25, Employee Share Purchase Plans Recognition,  our ESPP is considered a compensatory plan, therefore, we are required to recognize compensation cost for grants made under the ESPP.   We estimate the fair value of stock options granted using the Black-Scholes-Merton (“BSM”) option-pricing model and a single option award approach. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. Management estimates volatility for a given option grant by evaluating the historical volatility of the period immediately preceding the option grant date that is at least equal in length to the option’s expected term. Consideration is also given to unusual events (either historical or projected) or other factors that might suggest that historical volatility will not be a good indicator of future volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time. In accordance with FASB ASC No. 718-10-35, Subsequent Measurement of Stock Compensation, we generally recognize stock-based compensation expense, net of estimated forfeitures, on a ratable basis for all share-based payment awards over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

    The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected-to-vest. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense could be different.

Financial Instruments

Cash Equivalents and Marketable Securities

    All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Our investments in debt and marketable equity securities have been classified and accounted for as available-for-sale. We determine the appropriate classification of such securities at the time of purchase and we reevaluate such classification as of each balance sheet date. We classify our marketable debt securities as short-term investments because of our intention to sell the securities within a relatively short period of time. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. We periodically assess whether our investments with unrealized loss positions are other than temporarily impaired. Other-than-temporary impairment charges exists when we have the intent to sell the security and we will more likely than not be required to sell the security before anticipated recovery or we do not expect to recover the entire amortized cost basis of the security. We determine other than temporary impairments based on the specific identification method and are reported in the consolidated statements of operations.

Derivative Financial Instruments

    We account for our derivative instruments as either assets or liabilities and we carry them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative gain (loss) is reported in each reporting period in other income (expense) on our consolidated statement of operations. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

Fair Value Measurements

    We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

    The fair value measurement standard establishes a consistent framework for measuring fair value whereby inputs used in valuation techniques are assigned a hierarchical level.  The assignment to a level is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs).  Categorization within the fair value hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The following are the hierarchical levels of inputs to measure fair value:

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

    We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and view an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.

    A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Allowance for Doubtful Accounts

    We review collectability of accounts receivable on an on-going basis and provide an allowance for amounts we estimate may not be collectible. During our review, we consider our historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency. Delinquent account balances are written-off after we have determined that the likelihood of collection is remote.

Inventories

    We record inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for variances between standard and actual. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products and allocable indirect costs. We record differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statement of operations in order to state the inventories at actual costs on a FIFO basis. Standard costs are re-evaluated quarterly.

    Provisions are recorded for excess and obsolete inventory and are estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months forecasted demand are written down to zero (unless specific facts and circumstances warrant no write-down or a write-down to a different value) and the related provision is recorded as a cost of revenue. Once a provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

    We review property and equipment, goodwill and other certain identifiable intangibles for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We do not amortize goodwill, rather such asset is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired.

    In 2009, we determined that our goodwill was impaired and recognized a total impairment charge of $19.2 million in our 2009 consolidated statement of operations under operating expenses, “Impairment of Goodwill,” which reduced goodwill to zero as of December 31, 2009. Also, in 2009, we made an impairment evaluation of our long-lived assets and determined that our investment in certain technology of Sunplus Technology Co., Ltd. (the “Sunplus IP”) was impaired and recognized an impairment charge of $28.3 million in our 2009 consolidated statement of operations under operating expenses, “Impairment of Intangible Assets,” which reduced the investment in Sunplus IP to zero as of December 31, 2009. There were no goodwill and other intangible asset impairment charges recorded in fiscal years 2010 and 2008.

    We amortize our intangible assets with definite lives over their estimated useful lives and we review these assets for impairment. All of our acquired intangible assets were fully amortized as of December 31, 2010.

Income Taxes

    We account for income taxes in accordance with the FASB ASC No. 740 (“ASC 740”), Accounting for Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

    We use an asset and liability approach for accounting of deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements, but have not been reflected in our taxable income. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carry-forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We regularly assess the likelihood that our deferred income tax assets will be realized based on the realization criteria set forth in ASC No. 740. To the extent that we believe any amounts are not more likely than not to be realized, we record a valuation allowance to reduce our deferred income tax assets. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if we subsequently realize deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize and measure potential liabilities based upon criteria set forth in ASC 740. Based upon these criteria, we estimate whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

    Significant judgment is required in determining any valuation allowance recorded against deferred income tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred income tax assets that could be realized, we will adjust our valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made.

    Significant judgment is also required in evaluating our uncertain tax positions under ASC 740 and determining our provision for income taxes. Although we believe our reserves for uncertain tax positions are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the effect of reserves for uncertain tax positions and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.

Restructuring Expenses

    We record provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with FASB ASC No. 712-10-25, Nonretirement Postemployment Benefits Recognition. One-time termination benefits and contract settlement and lease costs are recorded in accordance with FASB ASC No. 420-10-25, Exit or Disposal Cost Obligations Recognition. At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs to ensure that these accruals are still appropriate. Restructuring expense accruals related to future lease commitments on exited facilities include estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. Increases or decreases to the accruals for changes in estimates are classified as restructuring expenses in the consolidated statement of operations.

Loss Contingencies

    We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

    From time to time, we are involved in disputes, litigation, and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.

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

Commitments, Contingencies and Concentrations

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 58.3%, 44.2% and 55.1% of our revenue in 2010, 2009 and 2008, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. In 2010, 61.1% of our revenue was generated through distributors, compared to 59.2% and 52.1% in 2009 and 2008, respectively. Samsung Electronics accounted for 17.0% of our revenue in 2010. Microtek Corporation comprised 11.0%, 11.9% and 11.8% of our revenue in 2010, 2009 and 2008, respectively. Weikeng Industrial generated 9.9%, 10.3% and 11.5% of our revenue in 2010, 2009 and 2008, respectively.  Innotech Corporation comprised 11.3% and 10.5% of our revenue in 2010 and 2008, respectively. Revenue from World Peace Inc. comprised 14.6% of our revenue in 2008.

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

    A significant portion of our revenue is generated from products sold overseas. Sales (including licensing) to customers in Asia, including distributors, generated 73.6%, 67.3% and 71.2% of our revenue in 2010, 2009 and 2008, respectively. The reason for our geographical concentration in Asia is that most of our products are incorporated into flat panel displays, graphic cards and motherboards, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. Primarily all revenue to date has been denominated in U.S. dollars.

Recent Accounting Pronouncements

    In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

    In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As we do not have any significant intangible assets, we believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

    In April 2010, FASB issued ASU No. 2010-17, Revenue Recognition-Milestone Method (ASC Topic 605).  The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not believe the impact of the adoption of this guidance will have a material effect on our consolidated results of operations and financial position.

    In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated results of operations and financial position.

    In October 2009, the Financial Accounting Standards Board (FASB) issued ASU No. 2009-14, Software (Accounting Standards Codification (ASC) Topic 985) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the scope of ASC subtopic 965-605, Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This update requires expanded qualitative and quantitative disclosures and is effective for our first quarter of fiscal year 2011.  We are currently evaluating the impact of adopting this update on our consolidated results of operations and financial position.

    In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for our first quarter of fiscal year 2011.   We are currently evaluating the impact of adopting this update on our consolidated results of operations and financial position.

Annual Results of Operations

    Revenue by product line was as follows:

	2010	Change	2009	Change	2008
	(Dollars in thousands)
Consumer Electronics	$131,362	28.3%	$102,391	-38.9%	$167,599
Personal Computer	8,562	-3.9%	8,905	-77.8%	40,141
Storage	12,917	13.6%	11,372	-55.3%	25,461
Total product revenue	$152,841	24.6%	$122,668	-47.4%	$233,201
Percentage of total revenue	79.9%		81.5%		85.0%
Licensing revenue	$38,506	37.9%	$27,921	-32.3%	$41,214
Percentage of total revenue	20.1%		18.5%		15.0%
Total revenue	$191,347	27.1%	$150,589	-45.1%	$274,415

    Our consolidated total revenue for the year ended December 31, 2010 was $191.3 million, an increase of $40.8 million, or 27.1%, from the year ended December 31, 2009. The significant increase in revenue was primarily due to increased demand for our CE products and the increase in our licensing revenue. Revenue from our CE products and licensing during the year ended December 31, 2010 increased by $29.0 million or 28.3% and $10.6 million or 37.9%, respectively, compared to the same period in 2009. The $1.5 million or 13.6% increase in revenue in 2010 compared to 2009 from our storage product line also contributed positively to the total revenue in 2010. The increase in our CE and storage products was primarily due to an increase in unit product shipments. Our unit shipments during the year ended December 31, 2010 for CE and storage increased by 38.5% and 11.8%, respectively, compared to the same period in 2009. The higher unit shipments in our CE product line were primarily driven by increased demand for our port processors from the DTV market and higher demand for our mobile products due to the new products we introduced in 2010. The increase in unit shipments in our storage product was primarily due to higher demand for our SATA controllers.  The impact of the 38.5% increase in unit shipments to our CE revenue was partially offset by a 7.7% decrease in the average selling price of our CE products.

    Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology.  IP licensing continues to represent an important part of our overall business.  Revenue from licensing accounted for 20.1% and 18.5% of our total revenue for the years ended December 31, 2010 and 2009, respectively. Licensing revenue during the year ended December 31, 2010 increased by $10.6 million or 37.9% when compared to the same period in 2009. The significantly higher licensing revenue during the year ended December 31, 2010 compared to the licensing revenue during the same period in 2009 was primarily due to the increase in licensing activities in 2010 and to the $7.1 million additional royalties we recorded during fiscal year 2010 as a result of the completion of certain licensing audit activities during that year.

    Total revenue for 2009 was $150.6 million and represented a decline of 45.1% from 2008 levels. Revenue from all our product lines in 2009 decreased when compared to revenue generated in 2008. Revenue in 2009 from CE, PC, storage and licensing decreased by 38.9%, 77.8%, 55.3% and 32.3%, respectively, when compared to the revenue generated in these product lines in 2008. Revenue from our product lines decreased by $110.5 million or 47.4% from $233.2 million in 2008 to $122.7 million in 2009. Product shipments in 2009 decreased by approximately 31.1% and average selling price declined by approximately 24.8% when compared to the shipments and average selling price in 2008, primarily due to the ongoing global recession, increased competition, product mix changes in the DTV market and our ongoing product transition as customers transition from HDMI receivers to more cost effective Port Processors.  Another factor that caused the unit shipments to decrease from fiscal year 2008 to 2009 was the integration of the HDMI and SATA functionality into PC chip sets.

    We also experienced significant declines in our licensing revenues for the year ended December 31, 2009 as compared to the licensing revenues generated in 2008. Revenue from licensing accounted for 18.5% and 15.0% of our total revenues for the years ended December 31, 2009 and 2008, respectively. The decrease in licensing revenues in 2009 as compared to 2008 was due primarily to the overall softening of demand for consumer products as a result of the deterioration of the global economic climate.

COST OF REVENUE AND GROSS MARGIN

	2010	Change	2009	Change	2008
	(Dollars in thousands)
Cost of product revenue (1)	$77,480	13.0%	$68,574	-39.1%	$112,539
Product gross profit	75,361	39.3%	54,094	-55.2%	120,662
Product gross profit margin	49.3%		44.1%		51.7%

(1) Includes stock-based compensation expense	$558		$986		$1,445

Cost of licensing revenue	$269	-77.8%	$1,212	2.1%	$1,187
Licensing gross profit	38,237	43.2%	26,709	-33.3%	40,027
Licensing gross profit margin	99.3%		95.7%		97.1%

Total cost of revenue	$77,749	11.4%	$69,786	-38.6%	$113,726
Total gross profit	113,598	40.6%	80,803	-49.7%	160,689
Total gross profit margin	59.4%		53.7%		58.6%

    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Our overall gross profit, as a percentage of revenue, was 59.4% for the year ended December 31, 2010 and 53.7% for the year ended December 31, 2009.  Total cost of revenue for the year ended December 31, 2010 increased by $8.0 million or 11.4%, when compared to the total cost of revenue in the same period in 2009. The increase in the total cost of revenue was primarily due to the growth in revenue volume during the same comparative periods.

    Product gross profit margin for the year ended December 31, 2010 was 49.3%, compared to 44.1% for the year ended December 31, 2009. The 5.2% increase in product gross profit margin during the year ended December 31, 2010 compared to the same period in 2009 was primarily attributable to the 5.3% increase in the gross profit margin due to the wafer, testing and assembly cost reductions in 2010 and  4.0% increase in the gross profit margin  due to better yields, better overhead absorption resulting from our higher revenue volume in 2010 than in 2009 and lower stock-based compensation expense, partially offset by the 4.1% decrease in the gross profit margin due to the decrease in the average selling price.

    Our licensing gross profit margin for the year ended December 31, 2010 was 99.3%, compared to 95.7% for the year ended December 31, 2009.  Licensing gross margin during the year ended December 31, 2010 increased by 3.6%, compared to the same period in 2009 primarily due to higher revenue and lower mix of IP customization projects during the year ended December 31, 2010 compared to the same period in 2009.

    Overall gross profit margin was 53.7% and 58.6% for the years ended December 31, 2009 and 2008, respectively.  Product mix, unfavorable variances and the impact of fixed overhead with lower revenue volume during the year ended December 31, 2009 were the primary reasons for the decrease in cost of revenue and the decrease in gross margin as percentage of revenue in 2009 compared to 2008. Increased competition in all business lines as reflected in the decline in the average selling price also contributed to the overall decrease in the gross margin in 2009 when compared to 2008.

OPERATING EXPENSES

Research and development	2010	Change	2009	Change	2008
	(Dollars in thousands)
Research and development(1)	$55,313	-18.9%	$68,229	-19.6%	$84,819
Percentage of total revenue	28.9%		45.3%		30.9%
(1) Includes stock-based compensation expense	2,631		6,252		7,134

Research and development (R&D).  R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense for the year ended December 31, 2010 decreased by $12.9 million or 18.9%, when compared to the R&D expense incurred in the same period in 2009.  The decrease in R&D expense was primarily attributable to the decrease in stock-based compensation expense and reduced expenses due to the restructuring programs implemented in 2009 and expense management controls implemented internally. R&D expense for the year ended December 31, 2010 included stock-based compensation expense of $2.6 million, as compared to $6.3 million for the year ended December 31, 2009. The stock-based compensation expense for the year ended December 31, 2010 was significantly lower than the expense in the same period in 2009 primarily due to the $1.1 million cumulative adjustment we recognized in 2009 related to the errors we identified as to how our third party software provider was calculating the stock-based compensation expense.  The lower average headcount in 2010 compared to 2009 due to the restructuring programs implemented in 2009 also significantly contributed to the lower stock-based compensation expense in 2010 compared to 2009.   At the end of 2009, we closed the two R&D sites in Germany resulting in a reduction of R&D expense. These reductions were partially offset by additional expenses incurred as a result of increasing our R&D presence in Asia in 2010. The increase in bonus compensation of $1.6 million in 2010 compared to 2009 driven by the better overall company performance also partially offset the decrease in R&D expense in 2010 compared to 2009.

    R&D expenses decreased by $16.6 million or 19.6% in the year ended December 31, 2009 as compared to the comparable period in 2008, primarily due to lower compensation related expenses as a result of lower headcount due to restructuring activities and lower R&D project related and tape-out expenses, partially offset by the $1.1 million additional stock-based compensation expense due to the previously mentioned cumulative adjustment in 2009.

Selling general and administrative	2010	Change	2009	Change	2008
	(Dollars in thousands)
Selling, general and administrative (1)	$46,710	-15.1%	$55,000	-23.3%	$71,719
Percentage of total revenue	24.4%		36.5%		26.1%
(1) Includes stock-based compensation expense	4,152		10,863		10,893

Selling, general and administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation expense, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the year ended December 31, 2010 was $8.3 million or 15.1% lower than the SG&A expense incurred in the same period in 2009 primarily due to the nonrecurring charges that we incurred in 2009.  In 2009, we incurred approximately $2.0 million in professional fees associated with a potential strategic acquisition which we evaluated but decided not to pursue, $1.2 million compensation expense related to the compensation package provided to our former Chief Executive Officer upon his resignation in September 2009 and $2.8 million stock-based compensation expense cumulative adjustment pertaining to the errors we identified with respect to the stock-based compensation expense calculated by our third-party software.  Not considering the impact of these 2009 nonrecurring charges, SG&A expense for the year ended December 31, 2010 would have been $2.3 million lower than what was incurred in the same period in 2009, which was primarily attributable to the lower compensation related expenses resulting from the restructuring programs implemented in 2009. The increase in bonus of $1.9 million in 2010 compared to 2009 driven by the better overall company performance partially offset the decrease in SG&A expense in 2010 compared to 2009.

    SG&A expense for the year ended December 31, 2009 was $16.7 million or 23.3% lower than in the year ended December 31, 2008 due to lower compensation related expenses and legal expenses, partially offset by the non-recurring expenses that we incurred in 2009, such as the $2.8 million stock-based compensation cumulative adjustment, $2.0 million professional fees and $1.2 million compensation given to the CEO. Had it not been for these one-time expenses, SG&A expense for the year ended December 31, 2009 would have been lower by $22.7 million or 31.7% when compared to the SG&A expense for the same period in 2008. The decrease in SG&A expense was mainly attributable to the significant decrease in average head count because of the restructuring programs completed in 2009.

Restructuring	2010	Change	2009	Change	2008
	(Dollars in thousands)
Restructuring expense	$3,259	-85.8%	$22,907	291.0%	$5,858
Percentage of total revenue	1.7%		15.2%		2.1%

Restructuring.  The total restructuring expense for the year ended December 31, 2010 consisted primarily of $2.0 million related to contract termination cost, a charge of $0.9 million relating to operating lease termination costs and a charge of $0.3 million related to retirement of certain fixed assets. During 2010, the Company was in the process of transitioning certain R&D work from Europe to Asia and as a result of this transition, the Company decided to cease using the services of certain European engineers which resulted in an accrual of future costs of $2.0 million payable under the related contract without any future economic benefit to the Company. The Company recorded such future costs as restructuring expense in 2010.

    In 2009, we announced restructuring plans to realign and focus our resources on our core competencies and in order to better align our revenues and expenses. The restructuring expense for the year ended December 31, 2009, consisted primarily of $22.1 million of employee severance and benefit arrangements related to the closure in 2009 of our two R&D sites in Germany, a charge of $0.6 million relating to retirement of certain assets and a charge of $0.2 million relating to operating lease termination costs.

    In 2008, we announced restructuring plans to improve the effectiveness and efficiency of our operating model as part of our program to pursue continuous improvement. The restructuring expense for the year ended December 31, 2008, consisted primarily of $4.6 million related to employee severance and benefit arrangements due to the termination of 57 employees, a charge of $1.1 million relating to retirement of certain assets and a charge of $0.2 million relating to operating lease termination costs.

Amortization of intangible assets	2010	Change	2009	Change	2008
	(Dollars in thousands)
Amortization of intangible assets	$149	-96.7%	$4,478	-29.5%	$6,348
Percentage of total revenue	0.1%		3.0%		2.3%

Amortization of intangible assets.  Amortization of intangible assets was $0.1 million for the year ended December 31, 2010, as compared to $4.5 million in 2009 and $6.3 million in 2008.  The significant sequential decrease in the amortization of intangible assets was primarily due to the complete amortization of acquired intangible assets and write-off in 2009 of the investment in an intellectual property. Please see related discussion in Impairment of Intangible Assets below.

Impairment of intangible assets.  In 2009, we determined that, in light of certain changes to our product strategy, the intellectual property licensed from Sunplus Technology Co., Ltd in February 2007 (the “Sunplus IP”) no longer aligned with our product roadmap and therefore would not be used. In connection with the decision to discontinue the use of the Sunplus IP, we wrote-off the unamortized balance of the investment in Sunplus IP of $28.3 million and recognized a pre-tax impairment charge of $28.3 million in the 2009 consolidated statement of operations under operating expense, “Impairment of Intangible Assets.” See more discussion about this impairment in Note 11 of our Notes to Consolidated Financial Statements under Item I of Part IV. There was no impairment of intangible assets in 2010 and 2008.

Impairment of Goodwill.  In 2009, we assessed goodwill for impairment and noted indicators of impairment including a sustained and significant decline in our stock price, depressed market conditions and declining industry trends. In 2009, our stock price had been in a period of sustained decline and the business climate had deteriorated substantially in light of the economic crisis. Based on the result of the impairment analysis that we performed, we determined that the goodwill was impaired. As such, we wrote off the entire goodwill balance and recognized goodwill impairment charge of approximately $19.2 million in the 2009 consolidated statement of operations under operating expense, “Impairment of Goodwill.” See more discussion about this impairment in Note 12 of our Notes to Consolidated Financial Statements under Item I of Part IV. There was no impairment of goodwill in 2010 and 2008.

Interest income and others, net	2010	Change	2009	Change	2008
	(Dollars in thousands)
Interest income	2,335	-18.8%	2,874	-38.3%	4,660
Reversal of a subsidiary's accumulated foreign currency translation adjustment	$1,366	100.0%	$-	-	$-
Others	$(77)	-158.8%	$131	-91.7%	$1,585
Total	$3,624	20.6%	$3,005	-51.9%	$6,245
Percentage of total revenue	1.9%		2.0%		2.3%

Interest income and other, net.  Interest income and others, net in 2010, principally included interest income of $2.3 million and a favorable transfer to income of a subsidiary’s accumulated foreign currency translation adjustments of $1.4 million from accumulated Other Comprehensive Income (OCI) presented under consolidated statement of stockholders’ equity.  In 2010, we transferred the accumulated foreign currency translation adjustment of our wholly owned subsidiary in Germany whose facilities and offices had been substantially liquidated during 2010, to income.

    Interest income for the year ended December 31, 2010 decreased by 18.8% compared to the same period in 2009 primarily due to the decline in interest rates as a result of macro-economic conditions. Interest income for the year ended December 31, 2009 decreased by 38.3% compared to the same period in 2008 mainly due to the lower average total cash balances in 2009 compared to 2008.

Provision (benefit) for income taxes	2010	Change	2009	Change	2008
	(Dollars in thousands)
Provision (benefit) for income taxes	$3,609	-75.6%	$14,797	-224.6%	$(11,873)
Percentage of total revenue	1.9%		9.8%		-4.3%

Provision (benefit) for income taxes.  For the year ended December 31, 2010, we recorded an income tax provision of $3.6 million, compared to income tax provision of $14.8 million in 2009 and income tax benefit of $11.9 million in 2008. Our effective income tax rate was 30.6% in 2010. In 2010, the difference between the expense for income taxes and the income tax expense determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes and changes in the valuation allowance.

    For the year ended December 31, 2009, we recorded an income tax provision of $14.8 million, compared to income tax benefit of $11.9 million in 2008. Our effective income tax rate was (13%) in 2009. In 2009, the difference between the expense for income taxes and the income tax benefit determined by applying the statutory federal income tax rate of 35% was due primarily to the following items: (1) $43.0 million of  tax expense related to a valuation allowance being recorded to offset deferred taxes recorded on the balance sheet, (2) $3.8 million of expense associated with the geographic and tax jurisdictional mix of earnings within the Company’s global business structure, (3) $7.6 million of tax expense associated with stock-based compensation expense being reversed for tax purposes, (4) $5.3 million expense of foreign unbenefited  losses, and (5) $3.8 million tax expense associated with non-deductible goodwill write-off for book purposes.  Offsetting these expenses are benefits of: (1) $5.6 million related to a worthless stock deduction for its investment in the Company’s German subsidiary, and (2) $3.2 million related to federal and state research and development tax credits generated during 2009.

    For the year ended December 31, 2008, we recorded an income tax benefit of $11.9 million. Our effective income tax rate was 656% in 2008. In 2008, the difference between the benefit for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to the following items: (1) $5.0 million of tax benefits related to the geographic and tax jurisdictional mix of earnings within the Company’s global business structure, (2) $4.2 million of tax benefits associated with research and development tax credits and related FIN 48 reserves re-evaluated by the Company during the fourth quarter of 2008 upon completion of a study of credits claimed through 2007, (3) $1.6 million of tax benefits related to federal and state research and development tax credits generated during 2008, and (4) $0.9 million of tax benefits associated with tax exempt interest income.

Liquidity and Capital Resources

	2010	Change	2009	Change	2008
	(Dollars in thousands)
Cash and cash equivalents	$29,942	186	$29,756	(65,658)	$95,414
Short term investments	160,538	39,672	120,866	31,275	89,591
Total cash, cash equivalents and short term investments	$190,480	39,858	$150,622	(34,383)	$185,005
Percentage of total assets	76.0%		66.8%		56.7%

Total current assets	$230,813	22,985	$207,828	(17,814)	$225,642
Total current liabilities	(46,067)	(1,721)	(44,346)	(4,816)	(39,530)
Working capital	$184,746	21,264	$163,482	(22,630)	$186,112

    At December 31, 2010, we had $184.7 million of working capital including $190.5 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments increased by $39.9 million from $150.6 million in 2009 to $190.5 million in 2010 primarily due to net income tax refunds totaling to approximately $18.1 million, proceeds from stock option exercises and purchases under our employee stock purchase program totaling to approximately $5.6 million, and increased cash collections of receivables, partially offset by the $17.4 million cash used to pay our restructuring liability.

    The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, deferred income taxes  and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors. Working capital at December 31, 2010 increased by approximately $21.3 million when compared to the working capital at December 31, 2009 primarily due to the $23.0 million increase in operating assets, partially offset by the $1.7 million increase in operating liabilities. The $23.0 million increase in operating assets was primarily related to the $39.9 million increase in total cash, cash equivalents and short-term investments and $2.5 million increase in inventories, partially offset by the $21.0 million decrease in prepaid expenses and other current assets. The $2.5 million increase in inventories was primarily due to the increasing demand for our products while the $21.0 million decrease in prepaid expenses and other current assets was primarily attributed to the net income tax refunds. The $1.7 million increase in operating liabilities was primarily due to the $10.5 million increase in deferred margin on sales to distributors and $1.1 million increase in deferred license revenue, partially offset by the $10.4 million decrease in accrued and other current liabilities. The $10.5 million increase in deferred margin on sales to distributors was mainly due to the increasing activities with our distributors driven by the increasing demand for our products while the $10.4 million decrease in accrued and other current liabilities was mainly attributable to the payment of the restructuring liability, primarily related to the severance and termination benefits.

    We believe that our current cash, cash equivalents and short-term investment balances together with income derived from sales of our products and licensing will be sufficient to meet our liquidity requirements for at least the next twelve months.

    At December 31, 2009, we had $163.5 million of working capital including $150.6 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased by $34.4 million from $185.0 million in 2008 to $150.6 million in 2009 primarily due to the cash used in operating and investing activities for the year ended December 31, 2009.

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

	2010	2009	2008
	(Dollars in thousands)
Cash provided by (used in) operating activities	$46,494	$(29,664)	$25,641
Cash provided by (used in) investing activities	(50,725)	(38,066)	14,825
Cash (used in) provided by financing activities	3,954	1,354	(82,152)
Effect of exchange rate changes on cash and cash equivalents	463	718	(722)
Net increase (decrease) in cash and cash equivalents	$186	$(65,658)	$(42,408)

Operating Activities

    The $46.5 million cash generated from our operating activities during the year ended December 31, 2010 was primarily due to net income, a decrease in prepaid expenses and other assets and an increase in operating liabilities, such as deferred license revenue and deferred margin on sales to distributors, partially offset by the increases in net accounts receivable and inventories and by the decrease in accrued and other liabilities.

    Prepaid expenses and other assets decreased by approximately $21.4 million primarily due to net income tax refunds during the year ended December 31, 2010. Deferred margin on sales to distributors increased by $10.5 million, which was attributable to the increasing activities with our distributors driven by the increasing demand for our products. Deferred license revenue increased by $2.6 million primarily due to the new licensing agreements we entered into during the year ended December 31, 2010. Accrued and other liabilities decreased by $8.1 million primarily due to the $15.5 million net decrease in the balance of restructuring liability due to payments of severance benefits during the year ended December 31, 2010, partially offset by the increases in other accrued liabilities, such as accrued payroll and related expenses, which increased by $3.9 million, and royalties payable, which increased by $3.0 million. The increase in accrued payroll and related expenses was attributable mainly to the bonus and sales commission accruals, which was a direct result of the significant increase in revenues during fiscal year 2010 compared to fiscal year 2009. The increase in royalties payable was mainly due to the increase in the share of the HDMI founders as a result of increased royalties in 2010 compared to 2009.

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

Investing Activities

    The $50.7 million cash used in investing activities during the year ended December 31, 2010 was due primarily to net purchases of short-term investments of approximately $42.8 million, net investment in property and equipment of approximately $4.7 million and other investing activities amounting to approximately $3.2 million. During the year ended December 31, 2010, we purchased $166.9 million and sold $124.1 million short-term investments.

    The $38.1 million cash used in investing activities during the year ended December 31, 2009 was due primarily to net purchases of short-term investments of approximately $34.0 million and net investment in property and equipment of approximately $4.1 million. During the year ended December 31, 2009, we purchased $165.1 million and sold $131.1 million short-term investments.

    In 2008, net cash generated from our investing activities was $14.8 million, consisting primarily of proceeds from the sale of short-term investments (net of purchases) of $21.8 million, partially offset by purchases of property and equipment of $7.0 million.

    We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment in 2010, 2009 and 2008 related mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

    The $4.0 million net cash generated from our financing activities during the year ended December 31, 2010 was primarily due to the proceeds from stock option exercises and purchases under our employee stock purchase program totaling approximately $5.6 million and to the excess tax benefits from employee stock-based transactions of approximately $0.8 million,  partially offset by payments to vendor of financed purchases of software and intangibles of approximately $1.2 million and cash used to repurchase restricted stock units for income tax withholding of approximately $1.2 million.

    The $1.4 million net cash generated from our financing activities during the year ended December 31, 2009 was primarily due to the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $2.8 million, partially offset by payments to vendor of financed purchases of software and intangibles of approximately $1.2 million and cash used to repurchase restricted stock units for income tax withholding of approximately $0.3 million.

    In 2008, net cash used in financing activities was $82.2 million, consisting primarily of repurchases of common stock of $68.2 million, payment of $19.3 million in connection with the financing of intangibles and software purchased, partially offset by the proceeds from stock option exercises and purchases under our employee stock purchase program of $4.8 million.

Cash Requirements and Commitments

    In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases and any strategic acquisitions, in addition we have approximately $5.7 million in commitments for fiscal years including and beyond 2011 as disclosed in the operating lease and other commitments table below.

Contractual Obligations

    In December 2002, we entered into a non-cancelable operating lease agreement for our principal operating facility in Sunnyvale, California. In June 2004, we entered into an amendment to the operating lease agreement to expand the leased premises.  In May 2006, we entered into an amendment of the lease agreement to further expand the leased premises, to extend the lease expiration date to July 2011, and to set the monthly rental payments at $146,237, with annual increases of 3% thereafter.  We also lease an operating facility in Irvine, California, pursuant to a non-cancelable operating lease agreement with a term that extends through November 2012 and provides for base monthly rental payments of approximately $14,800 is required.

    We also lease office spaces in China, Japan, Korea, and Taiwan.

    Rent expense totaled $2.6 million, $4.1 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

    Our future operating lease and R&D engineering services commitments at December 31, 2010 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years
Contractual Obligations:
Engineering services commitments	$3,645	$3,645	$-
Operating lease obligations	2,080	1,796	284
Total	$5,725	$5,441	$284

    On January 6, 2011, we entered into a seven-year lease agreement (the “Lease”) with Christensen Holdings, L.P., a California limited partnership. Pursuant to the Lease,  we are leasing an office building in Sunnyvale, California consisting of approximately 128,154 square feet, together with the non-exclusive right to use parking facilities and other amenities.  This new office building will house our new corporate headquarters, which we expect to begin occupying in June 2011, just prior to the expiration of the lease agreement for our current headquarters in July 2011.  The future minimum lease payments under this Lease agreement are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$10,064	$654	$1,359	$1,414	$1,470	$1,599	$3,568

    As of December 31, 2010, we are committed to make loans of approximately $5.5 million in 2011 to a third party company pursuant to a note agreement secured by certain intellectual property assets.

    The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section” amounting to approximately $23.8 million as of December 31, 2010 as the Company is unable to reasonably estimate the ultimate amount or timing of settlement. See Note 3, “Income Taxes,” for further discussion.

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

    Global credit and financial markets have experienced extreme disruptions since mid-2008, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of December 31, 2010, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $166.4 million. A sensitivity analysis was performed on our investment portfolio as of December 31, 2010. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

    The following represents the potential change to the value of our investments given a shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$ 656,000	$ 1,313,000	$ 1,969,000

    As of December 31, 2009, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $128.4 million. These securities are subject to interest rate fluctuations. The following represents the potential change to the value of our fixed income securities given a shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$ 427,000	$ 854,000	$ 1,281,000

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

Foreign Currency Exchange Risk

    A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, the South Korean Won, Taiwan Dollar and the Chinese Yuan. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  The following represents the potential impact of a change in the value of the U.S. dollar compared to the Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar and Korean Won for the years ended December 31, 2010 and 2009.  This sensitivity analysis aggregates our annual activity in these currencies, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10%.

Fiscal Year 2010

5.0%	7.5%	10.0%
$ 1.0 million	$ 1.5 million	$ 2.1 million

Fiscal Year 2009

5.0%	7.5%	10.0%
$ 1.9 million	$ 2.9 million	$ 3.9 million

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

    Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

    There were no changes in our internal controls over financial reporting during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

    We have audited the internal control over financial reporting of Silicon Image, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

    In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 16, 2011

Item 9B.  Other Information

    Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

    The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

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

Part IV Table of Contents

SILICON IMAGE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$29,942	$29,756
Short-term investments	160,538	120,866
Accounts receivable, net of allowances for doubtful accounts of $1,620 at December 31, 2010 and $1,428 at December 31, 2009	22,598	21,664
Inventories	10,212	7,746
Prepaid expenses and other current assets	6,515	27,512
Deferred income taxes	1,008	284
Total current assets	230,813	207,828
Property and equipment, net	11,404	14,449
Deferred income taxes, non-current	4,795	2,336
Intangible and other assets, net	3,607	825
Total assets	$250,619	$225,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,615	$10,141
Accrued and other current liabilities	17,771	28,150
Deferred margin on sales to distributors	13,484	2,944
Deferred license revenue	4,197	3,111
Total current liabilities	46,067	44,346
Other long-term liabilities	13,356	9,573
Total liabilities	59,423	53,919
Commitments and contingencies (Notes 4 and 7)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 78,191,027 - 2010 and 75,419,173 - 2009	95	93
Additional paid-in capital	476,915	463,189
Treasury stock	(107,745)	(106,562)
Accumulated deficit	(177,957)	(186,139)
Accumulated other comprehensive income (loss)	(112)	938
Total stockholders’ equity	191,196	171,519
Total liabilities and stockholders’ equity	$250,619	$225,438

See accompanying Notes to Consolidated Financial Statements.

Part IV Table of Contents

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenue:
Product	$152,841	$122,668	$233,201
Licensing	38,506	27,921	41,214
Total revenue	191,347	150,589	274,415
Cost of revenue and operating expenses:
Cost of product revenue (1)	77,480	68,574	112,539
Cost of licensing revenue	269	1,212	1,187
Research and development (2)	55,313	68,229	84,819
Selling, general and administrative (3)	46,710	55,000	71,719
Restructuring expense (4) (Note 8)	3,259	22,907	5,858
Amortization of intangible assets	149	4,478	6,348
Impairment of intangible assets (Note 11)	-	28,296	-
Impairment of goodwill (Note 12)	-	19,210	-
Total cost of revenue and operating expenses	183,180	267,906	282,470
Income (loss) from operations	8,167	(117,317)	(8,055)
Interest income and other, net	3,624	3,005	6,245
Income (loss) before provision for income taxes	11,791	(114,312)	(1,810)
Income tax expense (benefit)	3,609	14,797	(11,873)
Net income (loss)	$8,182	$(129,109)	$10,063

Net income (loss) per share – basic	$0.11	$(1.72)	$0.13
Net income (loss) per share – diluted	$0.10	$(1.72)	$0.13
Weighted average shares – basic	76,957	74,912	75,570
Weighted average shares – diluted	78,277	74,912	76,626

(1) Includes stock-based compensation expense	$558	$986	$1,445
(2) Includes stock-based compensation expense	$2,631	$6,252	$7,134
(3) Includes stock-based compensation expense	$4,152	$10,863	$10,893
(4) Includes stock-based compensation expense	-	-	$14

See accompanying Notes to Consolidated Financial Statements.

Part IV Table of Contents

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Total
Balance at January 1, 2008	84,313	$90	$418,796	$(38,096)	$(67,093)	$150	$313,847
Net income	-	-	-	-	10,063	-	10,063
Change in unrealized net gain on available-for-sale investments, net of tax	-	-	-	-	-	219	219
Foreign currency translation adjustments, net of tax	-	-	-	-	-	(436)	(436)
Total comprehensive income	-	-	-	-	-	-	9,846
Common stock issued under stock option plans	487	1	1,711	-	-	-	1,712
Common stock issued for ESPP	808	1	3,045	-	-	-	3,046
Repurchase of common stock	(11,538)	-	-	(68,180)	-	-	(68,180)
Tax deficiency from employee stock-based compensation plans	-	-	(810)	-	-	-	(810)
Stock-based compensation expense	-	-	19,486	-	-	-	19,486
Balance at December 31, 2008	74,070	92	442,228	(106,276)	(57,030)	(67)	278,947
Net loss					(129,109)	-	(129,109)
Change in unrealized net gain on available-for-sale investments, net of tax	-	-	-	-	-	251	251
Foreign currency translation adjustments, net of tax	-	-	-	-	-	754	754
Total comprehensive loss	-	-	-	-	-	-	(128,104)
Common stock issued under stock option plans	295	-	403	-	-	-	403
Issuances of common stock for restricted stock units	261	-	-	-	-	-	-
Repurchases of restricted stock units for tax withholding	(94)	-	-	(286)	-	-	(286)
Common stock issued for ESPP	887	1	2,401	-	-	-	2,402
Excess tax benefit from employee stock-based compensation plans	-	-	56	-	-	-	56
Stock-based compensation expense	-	-	18,101	-	-	-	18,101
Balance at December 31, 2009	75,419	93	463,189	(106,562)	(186,139)	938	171,519
Net income					8,182	-	8,182
Change in unrealized net loss on available-for-sale investments, net of tax	-	-	-	-	-	(356)	(356)
Reversal of a subsidiary's accumulated translation adjustment upon substantial liquidation	-	-	-	-	-	(1,366)	(1,366)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	583	583
Fair value of effective cashflow hedges, net of tax	-	-	-	-	-	89	89
Total comprehensive income	-	-	-	-	-	-	7,132
Common stock issued under stock option plans	781	1	3,013	-	-	-	3,014
Issuances of common stock for restricted stock units	1,201	-	-	-	-	-	-
Repurchases of restricted stock units for tax withholding	(444)	-	-	(1,183)	-	-	(1,183)
Common stock issued for ESPP	1,234	1	2,608	-	-	-	2,609
Excess tax benefit from employee stock-based compensation plans	-	-	764	-	-	-	764
Stock-based compensation expense	-	-	7,341	-	-	-	7,341
Balance at December 31, 2010	78,191	$95	$476,915	$(107,745)	$(177,957)	$(112)	$191,196

See accompanying Notes to Consolidated Financial Statements

Part IV Table of Contents

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:	(In thousands)
Net income (loss)	$8,182	$(129,109)	$10,063
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	7,674	8,960	10,349
Stock-based compensation expense	7,341	18,101	19,486
Amortization of investment premium	2,916	3,045	1,189
Tax benefit (deficiency) from employee stock-based compensation plans	764	56	(810)
Asset impairment due to restructuring	302	649	1,063
Provision for doubtful accounts	301	23	1,218
Amortization of intangible assets	149	4,478	6,348
Loss on disposal and retirement of property and equipment	7	180	554
Deferred income taxes	(3,183)	32,238	(10,896)
Reversal of a subsidiary's accumulated foreign currency translation adjustment	(1,366)	-	-
Excess tax benefits from employee stock-based transactions	(764)	(85)	(548)
Realized gain on sale of short-term investments	(134)	(7)	(301)
Impairment of intangible assets	-	28,296	-
Impairment of goodwill	-	19,210	-
Changes in assets and liabilities:
Accounts receivable	(1,234)	(15,756)	14,114
Inventories	(2,466)	5,029	7,423
Prepaid expenses and other assets	21,403	(11,768)	(1,303)
Accounts payable	1,624	3,600	(10,684)
Accrued and other liabilities	(8,146)	6,370	(550)
Deferred margin on sales to distributors	10,540	(3,937)	(19,562)
Deferred license revenue	2,584	763	(1,512)
Cash provided by (used in) operating activities	46,494	(29,664)	25,641
Cash flows from investing activities:
Proceeds from sales of short-term investments	124,061	131,082	246,370
Purchases of short-term investments	(166,871)	(165,144)	(224,499)
Purchases of property and equipment	(4,666)	(4,124)	(7,046)
Other investing activities	(3,249)	-	-
Proceeds from sale of property and equipment	-	120	-
Cash provided by (used in) investing activities	(50,725)	(38,066)	14,825
Cash flows from financing activities:
Proceeds from issuances of common stock	5,623	2,805	4,758
Excess tax benefits from employee stock-based transactions	764	85	548
Payments for vendor financed purchases of software and intangibles	(1,250)	(1,250)	(19,278)
Repurchases of restricted stock units for income tax withholding	(1,183)	(286)	-
Payments to acquire treasury stock	-	-	(68,180)
Cash provided by (used in) financing activities	3,954	1,354	(82,152)
Effect of exchange rate changes on cash and cash equivalents	463	718	(722)
Net increase (decrease) in cash and cash equivalents	186	(65,658)	(42,408)
Cash and cash equivalents - beginning of year	29,756	95,414	137,822
Cash and cash equivalents - end of year	$29,942	$29,756	$95,414
Supplemental cash flow information:
Net refund (cash payment) for income taxes	$18,102	$8,236	$(3,624)
Restricted stock units vested	$3,282	$793	$-
Property and equipment purchased but not paid for	$931	$779	$79
Unrealized net gain (loss) on short-term investments	$(356)	$251	$219

See accompanying Notes to Consolidated Financial Statements.

Part IV Table of Contents

SILICON IMAGE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

    Silicon Image, Inc. (referred to herein as “we”, “our”, “the Company”, or “Silicon Image”), a Delaware corporation, was incorporated June 11, 1999. Silicon Image is a leading provider of advanced, interoperable connectivity solutions that enable the reliable distribution and presentation of HD content for CE, mobile, and PC markets.  The Company delivers its technology via semiconductor and IP products that are compliant with global industry standards and also feature industry leading Silicon Image innovations such as InstaPort™.  Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as desktop and notebook PCs, DTVs, Blu-Ray Disc™ players, audio-video receivers, as well as mobile phones, tablets and digital cameras.  Silicon Image has driven the creation of the highly successful HDMI® and DVI™ industry standards, as well as the latest standards for mobile devices - SPMT™ (Serial Port Memory Technology) and MHL™ (Mobile High-Definition Link).  Via its wholly-owned subsidiary, Simplay Labs, LLC, Silicon Image offers manufacturers comprehensive standards interoperability and compliance testing services.

Basis of presentation

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock-based compensation, short-term investments, allowance for doubtful accounts, inventory valuation, income taxes, deferred tax assets, accrued liabilities, guarantees, and legal matters, and realization of long-lived assets. The consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of intercompany balances and transactions.

Revenue Recognition

    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

    Revenue from products sold directly to end-users, or to distributors that are not entitled to price concessions and rights of return, is generally recognized when title and risk of loss has passed to the buyer which typically occurs upon shipment. All shipping costs are charged to the cost of product revenue.

    Revenue from products sold to distributors with agreements allowing for stock rotations is generally recognized upon shipment.  Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment.

    For products sold to distributors with agreements allowing for price concessions and stock rotation rights/product returns, the Company recognizes revenue based on when the distributor reports that it has sold the product to its customer. The Company’s recognition of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Revenue is not recognized upon the Company’s shipment of the product to the distributor, since, due to certain forms of price concessions, the sales price is not substantially fixed or determinable at the time of shipment. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Additionally, these distributors have stock rotation rights permitting them to return products to the Company, up to a specified amount for a given period of time. When the distributor reports that it has sold product to its customer, the Company’s sales price to the distributor is fixed. Once the Company receives the point of sales reports from the distributor, it has satisfied all the requirements for revenue recognition with respect to the product reported as sold and any product returns/stock rotation and price concession rights that the distributor has under its distributor agreement with the Company lapsed at that time. Pursuant to the Company’s distributor agreements, older, end-of-life and certain other products are generally sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

    At the time of shipment to distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to payment, relieves inventory for the carrying value of goods shipped since legal title has passed to the distributor and, until revenue is recognized, records the gross margin in “deferred margin on sale to distributors,” a component of current liabilities in its consolidated balance sheet. Deferred margin on the sale to distributor effectively represents the gross margin on the sale to the distributor. However, the amount of gross margin the Company recognizes in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. The Company sells each item in its product price book to all of its distributors worldwide at a relatively uniform list price. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of the Company’s distributors’ resale is priced at a discount from the list price. Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributor’s original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to the distributors does not allow the Company to accurately estimate the portion of the balance in the deferred margin on the sale to distributors that will be remitted back to the distributors. In addition to the above, the Company also reduces the deferred margin by anticipated or determinable future price protections based on revised price lists, if any.

Part IV Table of Contents

    The Company derives revenue from the license of its internally developed intellectual property (IP). The Company enters into IP licensing agreements that generally provide licensees the right to incorporate its IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with the Company’s licensees is classified as licensing revenue. The Company’s license fee arrangements generally include multiple deliverables and for multiple deliverable arrangements it follows the guidance in FASB ASC No. 605-25-25, Multiple-Element Arrangements Revenue Recognition, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company allocates the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value does not exist for delivered elements. The Company then recognizes revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria mentioned above.

    The IP licensing agreements generally include a nonexclusive license for the underlying IP. Fees under these agreements generally include (a) license fees relating to the Company’s IP, (b) support, typically for one year; and (c) royalties payable following the sale by the Company’s licensees of products incorporating the licensed technology. The license for the Company’s IP has standalone value and can be used by the licensee without support. Further, objective and reliable evidence of fair value exists for support. Accordingly, license and support fees are each treated as separate units of accounting.

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

    For contracts related to licenses of the Company’s technology that involve significant modification, customization or engineering services, the Company recognizes revenue in accordance with the provisions of FASB ASC No. 605-35-25, Construction-Type and Production-Type Contracts Revenue  Recognition. Revenues derived from such license contracts are accounted for using the percentage-of-completion method.

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

Stock-based Compensation

    The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC No.  718-10-30, Stock Compensation Initial Measurement,  which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, directors including employee stock options, restricted stock units (“RSUs”), performance share awards and employee stock purchases under our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values.  Following the provisions of FASB ASC No. 718-50-25, Employee Share Purchase Plans Recognition,  our ESPP is considered a compensatory plan, therefore, we are required to recognize compensation cost for grants made under the ESPP.   The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (“BSM”) option-pricing model and a single option award approach. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. Management estimates volatility for a given option grant by evaluating the historical volatility of the period immediately preceding the option grant date that is at least equal in length to the option’s expected term. Consideration is also given to unusual events (either historical or projected) or other factors that might suggest that historical volatility will not be a good indicator of future volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time. In accordance with FASB ASC No. 718-10-35, Subsequent Measurement of Stock Compensation, the Company generally recognizes stock-based compensation expense, net of estimated forfeitures, on a ratable basis for all share-based payment awards over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

    The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and the Company uses different assumptions, the stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected-to-vest. If the actual forfeiture rate is materially different from the estimate, the recorded stock-based compensation expense could be different.

Part IV Table of Contents

Financial Instruments

Cash Equivalents and Marketable Securities

    All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company classifies its marketable debt securities as short-term investments because the Company’s intention to sell the securities within a relatively short period of time. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. The Company periodically assesses whether its investments with unrealized loss positions are other than temporarily impaired. Other-than-temporary impairment charges exists when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other than temporary impairments are determined based on the specific identification method and are reported in the consolidated statements of operations.

Derivative Financial Instruments

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

    The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative gain (loss) is reported in each reporting period in other income (expense) on the Company’s consolidated statement of operations. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

Fair Value Measurements

    The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

    FASB’s fair value measurement standard establishes a consistent framework for measuring fair value whereby inputs used in valuation techniques are assigned a hierarchical level.  The assignment to a level is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs).  Categorization within the fair value hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The following are the hierarchical levels of inputs to measure fair value:

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

    Further information about the Company financial instruments can be found in Note 9 below.

Part IV Table of Contents

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

Concentration of Other Risk

    The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, both domestically and abroad; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the ability to manufacture efficiently; the availability and cost of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

Allowance for Doubtful Accounts

    The Company reviews collectability of accounts receivable on an on-going basis and provides an allowance for amounts it estimates may not be collectible. During the Company’s review, it considers its historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency. Delinquent account balances are written-off after the Company has determined that the likelihood of collection is remote. The table below presents the changes in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
	In thousands
Balance at January 1	$1,428	$1,778	$1,565
Provision for doubtful accounts, net of reversals and recoveries	301	23	1,218
Write offs	(109)	(373)	(1,005)
Balance at December 31	$1,620	$1,428	$1,778

Part IV Table of Contents

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

    The Company reviews property and equipment, goodwill and other certain identifiable intangibles for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company does not amortize goodwill, rather such asset is required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired.

    In 2009, the Company determined that its goodwill was impaired and recognized a total impairment charge of $19.2 million in the 2009 consolidated statement of operations under operating expenses, “Impairment of Goodwill,” which reduced goodwill to zero as of December 31, 2009. Also, in 2009, the Company made an impairment evaluation of its long-lived assets and determined that its investment in Sunplus IP was impaired and recognized an impairment charge of $28.3 million in the 2009 consolidated statement of operations under operating expenses, “Impairment of Intangible Assets,” which reduced the investment in Sunplus IP to zero as of December 31, 2009. There were no goodwill and other intangible impairment charges recorded in fiscal years 2010 and 2008.

    The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to seven years. Amortization expense for intangible assets was $0.2 million, $4.5 million and $6.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, all of the Company’s acquired intangibles assets were completely amortized.

    The Company assigns the following useful lives to its fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $7.7 million, $9.0 million and $10.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Part IV Table of Contents

Income Taxes

    The Company accounts for income taxes in accordance with the FASB ASC No. 740 (“ASC 740”), Accounting for Income Taxes. The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

    The Company uses an asset and liability approach for accounting of deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements, but have not been reflected in its taxable income. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carry-forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred income tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in ASC 740. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes that deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes and measures potential liabilities based upon criteria set forth in ASC 740. Based upon these criteria, the Company estimates whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

    Significant judgment is required in determining any valuation allowance recorded against deferred income tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that the Company changes its determination as to the amount of deferred income tax assets that could be realized, it will adjust its valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made.

    Significant judgment is also required in evaluating the Company’s uncertain tax positions under ASC 740 and determining its provision for income taxes. Although the Company believes its reserves for uncertain tax positions are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.  The provision for income taxes includes the effect of reserves for uncertain tax positions and any changes to the reserves that are considered appropriate, as well as the related net interest and penalties, if applicable.

    At December 31, 2010, the Company had gross deferred income tax assets, related primarily to stock-based compensation, accruals and reserves that are not currently deductible, depreciable and amortizable items, net operating loss, and tax credit carry forwards of $50.9 million, which have been partially offset by a $45.1 million of valuation allowance. At December 31, 2009, the Company had gross deferred income tax assets, related primarily to stock-based compensation, accruals and reserves that are not currently deductible, depreciable and amortizable items, net operating loss, and tax credit carry forwards of $45.6 million, which have been offset by a $43.0 million of valuation allowance.

Part IV Table of Contents

Guarantees, Indemnifications and Warranty Liabilities

    Certain of the Company’s licensing agreements indemnify its customers for expenses or liabilities resulting from claimed infringements of patent, trademark or copyright by third parties related to the intellectual property content of its products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances; the maximum amount of potential future indemnification is not limited. To date, the Company has not paid any such claims or been required to defend any lawsuits with respect to a claim.

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

Restructuring Expenses

    The Company records provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with FASB ASC No. 712-10-25, Nonretirement Postemployment Benefits Recognition. One-time termination benefits and contract settlement and lease costs are recorded in accordance with FASB ASC No. 420-10-25, Exit or Disposal Cost Obligations Recognition. At each reporting date, the Company evaluates its accruals related to workforce reduction charges, contract settlement and lease costs to ensure that these accruals are still appropriate. Restructuring expense accruals related to future lease commitments on exited facilities include estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. Increases or decreases to the accruals for changes in estimates are classified as restructuring expenses in the consolidated statement of operations.

Foreign Currency Translation and Re-measurement

    The Company determines the functional currency for its foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. For the Company’s foreign subsidiaries where the local country’s currency is the functional currency, the Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using the average exchange rates during the period. Gains and losses from these translations are credited or charged to foreign currency translation included in accumulated other comprehensive income in stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities denominated in currencies other than the U.S. dollar at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Any adjustments arising from re-measurements are included in other income (expense) in the consolidated statements of operations.  Upon substantial liquidation of a subsidiary, the balance of accumulated foreign currency translation adjustment of such subsidiary which is included in accumulated other comprehensive income in stockholders’ equity is transferred to the statement of operations. During 2010, the Company had substantially completed the liquidation of its wholly-owned German subsidiary. As a result, the Company transferred $1.4 million accumulated foreign currency translation adjustment from accumulated other comprehensive income in the statement of stockholders’ equity to other income in the 2010 consolidated statement of operations.

Research and Development

    Research and development costs are expensed as incurred. It is the Company’s policy to record a reduction to research and development expense for funding received from outside parties for research and development projects. During the years ended December 31, 2010, 2009 and 2008, the Company recorded a reduction to research and development expense totaling approximately $0.1 million,  $0.3 million and $0.5 million, respectively, related to funding received from outside parties for one engineering project.

Part IV Table of Contents

Net Income (Loss) Per Share

    Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

    The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss)	$8,182	$(129,109)	$10,063
Denominator:
Weighted-average outstanding shares used to compute basic net income (loss) per share	76,957	74,912	75,570
Effect of dilutive securities	1,320	-	1,056
Weighted average oustanding shares used to compute diluted net income (loss) per share	78,277	74,912	76,626

Net income (loss) per share - basic	$0.11	$(1.72)	$0.13
Net income (loss) per share - diluted	$0.10	$(1.72)	$0.13

    For the years ended December 31, 2010 and 2008, approximately 7.2 million and 12.4 million weighted-average securities were excluded from the calculation of diluted net income per share, respectively, because their inclusion would have been anti-dilutive. As a result of the net loss for the year ended December 31, 2009, approximately 13.4 million common stock equivalents for the year ended December 31, 2009 were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

Part IV Table of Contents

Recent Accounting Pronouncements

    In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As the Company did not enter into any business combinations in fiscal year 2010, the Company believes that the adoption of this update will not have any material impact on its financial statement disclosures. However, if the Company enters into material business combinations in the future, the adoption of this update may have significant impact on its financial statement disclosures.

    In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As the Company does not have any significant intangible assets, the Company believes that the impact of adopting this update will not be material on its consolidated results of operations and financial position.

    In April 2010, FASB issued ASU No. 2010-17, Revenue Recognition-Milestone Method (ASC Topic 605).  The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe that the impact of the adoption of this guidance will have a material effect on its consolidated results of operations and financial position.

    In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

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

Part IV Table of Contents

NOTE 2 — CONSOLIDATED BALANCE SHEET COMPONENTS

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2010 (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
Classified as current assets:
Cash	$24,084	$-	$24,084
Cash equivalents:			-
Money market funds	5,407	-	5,407
Municipal securities	451	-	451
Total cash equivalents	5,858	-	5,858
Total cash and cash equivalents	$29,942	$-	$29,942
Short-term investments:
Municipal securities	$79,442	$30	$79,472
Corporate securities	61,401	185	61,586
United States government agencies	19,376	104	19,480
Total short-term investments	160,219	319	160,538
Total cash and cash equivalents and short-term investments	$190,161	$319	$190,480

    For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2010.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$107,454	$107,632
1-5 years	52,765	52,906
Total	$160,219	$160,538

Part IV Table of Contents

    Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2009 (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
Classified as current assets:
Cash	$22,236	$-	$22,236
Cash equivalents:
Commercial paper	7,500	-	7,500
Money market funds	20	-	20
Total cash equivalents	7,520	-	7,520
Total cash and cash equivalents	$29,756	$-	$29,756

Short-term investments:
Municipal securities	$105,577	$588	$106,165
Corporate securities	10,944	75	11,019
United States government agencies	3,371	11	3,382
Money market funds	300	-	300
Total short-term investments	120,192	674	120,866
Total cash and cash equivalents and short-term investments	$149,948	$674	$150,622

    For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2009.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$85,321	$85,768
1-5 years	34,871	35,098
Total	$120,192	$120,866

    There were no material realized gains or losses from the sale of available-for-sale securities in 2010, 2009, and 2008. The Company generated cash proceeds of $124.1 million, $131.1 million and $246.4 million from maturities and sales of the Company's available-for-sale investments during 2010, 2009, and 2008, respectively.

Part IV Table of Contents

    Components of inventory, prepaid expenses and other current assets and property and equipment consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Inventories:
Raw materials	$3,558	$2,800
Work in process	1,753	916
Finished goods	4,901	4,030
	$10,212	$7,746

Prepaid expense and other current assets:
Interest receivable	$1,292	$1,395
Prepaid software maintenance	2,285	2,384
Income tax receivable	-	21,405
Others	2,938	2,328
	$6,515	$27,512

Property and equipment:
Computers and software	$21,387	$21,614
Equipment	30,523	27,050
Furniture and fixtures	2,470	2,564
	54,380	51,228
Less: accumulated depreciation	(42,976)	(36,779)
Total property and equipment, net	$11,404	$14,449

    The components of accrued liabilities and other long-term liabilities were as follows:

	December 31,
	2010	2009
	(In thousands)
Accrued and other current liabilities:
Accrued payroll and related expenses	$6,691	$2,826
Royalties payable	4,240	1,282
Accrued restructuring (see Note 8)	1,849	17,313
Others	4,991	6,729
	$17,771	$28,150

Other long-term liabilities:
Non-current liability for uncertain tax positions	$11,858	$9,344
Non-current deferred license revenue	1,498	-
Others	-	229
	$13,356	$9,573

Part IV Table of Contents

NOTE 3 — INCOME TAXES

    Income (loss) before income taxes and the income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income (loss) before provision for income taxes:
U.S.	$1,574	$(76,325)	$(36,077)
Non U.S.	10,217	(37,987)	34,267
Total income (loss) before provision (benefit) for income taxes	$11,791	$(114,312)	$(1,810)

	Year Ended December 31,
Provision (benefit) for taxes	2010	2009	2008
Current:
Federal	$(615)	$(21,138)	$(3,470)
State	35	184	(409)
Foreign	6,572	3,555	3,811
Total current provision (benefit)	5,992	(17,399)	(68)

Deferred:
Federal	(2,914)	21,696	(8,076)
State	3	8,467	(3,281)
Foreign	(236)	1,977	362
Total deferred provision (benefit)	(3,147)	32,140	(10,995)
Charge (benefit) in lieu of taxes attributable to employee stock-based plans	764	56	(810)
Income tax provision (benefit)	$3,609	$14,797	$(11,873)

    The charge in lieu of taxes represents the tax provision from deductions for employee stock transactions, short of related amounts reported for financial reporting purposes that is recorded as a direct increase to additional paid-in capital instead of a decrease to the income tax provision (benefit).

    Our effective tax rate differs from the federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Tax provision (benefit) at federal statutory rate	$4,127	$(40,040)	$(633)
Foreign income and withholding taxes	6,269	3,975	(2,463)
Stock-based compensation expense	3,216	7,553	966
State income taxes	184	(162)	(3,062)
Non-deductible expenses	43	41	77
Tax credits	(5,035)	(3,185)	(5,914)
Impact of valuation allowance	(4,598)	43,033	-
Federal exempt interest income	(530)	(941)	(865)
Foreign unbenefited losses	-	5,251	-
Non-deductible goodwill write-off	-	3,828	-
Worthless stock deduction	-	(5,579)	-
Others	(67)	1,023	21
Income tax provision (benefit)	$3,609	$14,797	$(11,873)

The Company’s 2010 income tax expense includes a $4.6 million reduction of a valuation allowance to offset deferred tax assets which are more likely than not to be realized. Additionally, the Company’s foreign income inclusions and foreign withholding taxes have provided a $6.3 million detriment to its tax rate.

Part IV Table of Contents

    Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2010	2009
Net operating loss carryforwards	$7,845	$2,466
Tax credits	26,102	19,012
Stock-based compensation expense	11,283	13,760
Accruals and other reserves	2,022	6,671
Inventory valuation	1,588	73
Depreciable and amortizable items	767	2,247
Capitalized research and development	58	323
Other items not currently deductible	1,192	1,101
Total deferred tax assets	$50,857	$45,653
Less: valuation allowance	(45,054)	(43,033)
Net deferred tax assets	$5,803	$2,620

Reported as:
Deferred income taxes, current	1,008	284
Deferred income taxes, non-current	4,795	2,336
Net deferred taxes	$5,803	$2,620

    The Company records valuation allowances that reduce deferred tax assets to the amounts that, based upon available evidence, are more likely than not to be realized.  The Company's valuation allowance as of December 31, 2010 was approximately $45.1 million (including $29.0 million for federal deferred tax assets and $16.1 million for state and foreign deferred tax assets) which is an increase of $2.1 million compared to December 31, 2009.  The $2.1 million increase was primarily comprised of increases in deferred tax assets as a result of the movement of temporary differences during the year.  The valuation allowance was maintained as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years and the difficulty of forecasting sufficient future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized.  If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

    As of December 31, 2010, the Company had state net operating loss carryforwards of approximately $39.7 million, which will start to expire in 2033, if not utilized. For California tax purposes, effective January 1, 2011, companies have the right to elect, on a year by year basis, sourcing revenues to California under a single sales factor apportionment.  In the fourth quarter, the Company has determined that it is more likely than not that the single sales factor will be elected for 2011 and accordingly adjusted the value of its California deferred tax assets, which is offset by a reduction in the valuation allowance on such deferred tax assets by approximately $1 million.

    As of December 31, 2010, the Company had research credit carryforwards for federal purposes of approximately $8.6 million that will carryforward until 2025, when these credits begin to expire. As of December 31, 2010, the Company had research credit carryforwards for state purposes of approximately $18.3 million that will carry forward indefinitely. In the event the Company was to experience a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state and foreign rules, the Company’s ability to utilize the losses and credit carryforwards may be limited.

    As of December 31, 2010, 2009 and 2008, the Company had gross tax effected unrecognized tax benefits of $23.8 million, $20.3 million, and $18.4 million, of which $8.5 million, $5.0 million, and $5.8 million, respectively,  if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

Part IV Table of Contents

    A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance as of January 1	$20,270	$18,374	$20,719
Tax positions related to the current period:
Gross increase	3,174	2,841	2,131
Tax positions related to the prior period:	.	.
Gross increase	647	142	656
Gross decrease	-	-	(5,132)
Settlements	(320)	(1,087)	-
Balance as of December 31	$23,771	$20,270	$18,374

    The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. During the years ended December 31, 2010, 2009 and 2008, the Company accrued approximately $155,000,  $341,000 and $35,000, respectively of additional interest related to unrecognized tax benefits. The Company conducts business globally and, as a result, it and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company remains subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. The Company also remains subject to examination in most foreign jurisdictions for all years since 2002 or the year we began operations in those countries if later. The Company is currently under examination in the state of California for the 2006 and 2007 tax years.

NOTE 4 —LEASE AND OTHER CONTRACTUAL OBLIGATIONS

Operating Leases

    The Company’s future operating lease commitments at December 31, 2010 were as follows (in thousands):

	Total	2011	2012
Operating lease obligations	$2,080	$1,796	$284

    In December 2002, the Company entered into a non-cancelable operating lease agreement for its principal operating facility in Sunnyvale, California. In June 2004, the Company entered into an amendment to the operating lease agreement to expand the leased premises. In May 2006, the Company entered into an amendment to the operating lease agreement to further expand the leased premises, to extend the lease expiration date to July 2011, and to set the monthly rental payments at $146,237, with annual increases of 3% thereafter.  The Company also leases an operating facility in Irvine, California, pursuant to a non-cancelable operating lease agreement with a term that extends through November 2012 and provides for base monthly rental payments of approximately $14,800 is required.

    The Company also leases office spaces in China, Japan, Korea, and Taiwan.

    On January 6, 2011, the Company entered into a seven-year lease agreement (the “Lease”) with Christensen Holdings, L.P., a California limited partnership. Pursuant to the Lease,  the Company is leasing an office building in Sunnyvale, California consisting of approximately 128,154 square feet, together with the non-exclusive right to use parking facilities and other amenities.  This new office building will house the Company’s new corporate headquarters, which the Company expects to begin occupying in June 2011, just prior to the expiration of the lease agreement for the Company’s current headquarters in July 2011.  The future minimum lease payments under this Lease agreement are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$10,064	$654	$1,359	$1,414	$1,470	$1,599	$3,568

Other Contractual Obligations

    As of December 31, 2010, the Company is committed to make loans of approximately $5.5 million in 2011 to a third party company pursuant to a note agreement secured by certain intellectual property assets.

    As of December 31, 2010, the Company is committed to make payments totaling to approximately $3.6 million in fiscal year 2011 relating to certain R&D agreements.

Part IV Table of Contents

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

In June and July 2001, in connection with the CMD Technology, Inc. (CMD) and Silicon C Communication Lab, Inc. (SCL) acquisitions, the Company assumed all outstanding options and options available for issuance under the CMD 1999 Stock Incentive Plan and SCL 1999 Stock Option Plan. In April 2004, in connection with the TransWarp acquisition, the Company assumed all outstanding options and options available for issuance under the TransWarp Stock Option Plan. The terms of these Plans are very similar to those of the 1999 Plan. The Company’s assumption of the CMD, SCL and TransWarp Plans and the outstanding options did not require the approval of and was not approved by, the Company’s stockholders.

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

2008 Equity Incentive Plan (the “2008 Plan”)

    In April 2008, the board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”), and in May 2008, the 2008 Plan was approved by the stockholders, as a replacement for the 1999 Stock Option Plan (the “1999 Plan”).  The 2008 Plan provides for the grant of non-qualified and incentive stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock unit awards and performance stock awards to employees, directors and consultants, under the direction of the compensation committee of the board of directors or those persons to whom administration of the 2008 Plan, or part of the 2008 Plan, has been delegated or permitted by law. The exercise price for incentive stock options and stock appreciation rights is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than seven years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service. Under this stock plan, as of the approval date, the original maximum number of shares authorized for issuance was 4.0 million. The Company held its 2010 Annual Meeting of Stockholders on May 19, 2010 at which the Company’s stockholders approved an increase of 9 million shares to the number of shares that can be issued under the 2008 Plan and also approved an increase of up to 2 million additional shares that the Company could only use for the stockholder-approved Stock Option Exchange Program (the “Exchange Program”). The Company completed the Exchange Program in September 2010 and 1.7 million of the 2 million maximum issuable shares for the Exchange Program were used.  As of December 31, 2010, the 2008 Plan had 9 million shares available for issuance. Please see related discussion below about the Exchange Program.

Non-plan Stock Options

    As inducement to the Company’s chief executive officer who joined the Company in January 2010, the Company granted him an option to purchase 1 million shares of the Company’s common stock.  The option’s exercise price was equal to the closing price of the common stock on January 15, 2010. The option will vest as follows subject to the chief executive officer’s continued employment with the Company: (a) 10% of the shares subject to the option shall vest on January 1, 2011; (b) an additional 20% of the shares subject to the option shall vest on January 1, 2012; (c) an additional 30% of the shares subject to the option shall vest on January 1, 2013; and (d) an additional 40% of the shares subject to the option shall vest on January 1, 2014.  The stock option was an inducement option granted outside of the Company’s 2008 Equity Incentive Plan and without shareholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A). The stock option is exercisable for a term of 10 years and will expire on January 15, 2020.  There were no options granted outside of the Company’s 2008 Equity Incentive Plan in 2009 and 2008.

Part IV Table of Contents

Determining Fair Value

    Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option valuation model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

    Expected Life — The expected life of the options represents the estimated period of time until exercised and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for the ESPP is based on the term of the purchase period.

    Expected Volatility — The volatility rate is based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life.

    Risk-Free Interest Rate —The risk-free interest rate is based on the implied yield currently available on United States Treasury zero-coupon issues with a term equal to the expected life at the date of grant of the options.

    Expected Dividend — The expected dividend is based on our history and expected dividend payouts. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

    As required by FASB ASC 718-10-35, Subsequent Measurement of Stock Compensation, management makes an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31
	2010	2009	2008
Employee Stock Options Plans:
Expected life in years	4.2	4.7	4.8
Expected volatility	64.4%	64.4%	64.5%
Risk-free interest rate	1.8%	2.3%	2.8%
Expected dividends	none	none	none
Weighted average grant date fair value	$1.67	$1.38	$2.81

Employee Stock Purchase Plan:
Expected life in years	0.50	0.50	0.50
Expected volatility	60.2%	85.6%	65.8%
Risk-free interest rate	0.2%	0.8%	3.0%
Expected dividends	none	none	none
Weighted average grant date fair value	$0.96	$1.03	$1.77

Part IV Table of Contents

Stock-based compensation expense

    The following table shows total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of sales	$558	$986	$1,445
Research and development	2,631	6,252	7,134
Selling, general and administrative	4,152	10,863	10,893
Restructuring expense	-	-	14
Stock-based compensation before tax effects	7,341	18,101	19,486
Income tax effects	-	-	(5,668)
Stock-based compensation after tax effects	$7,341	$18,101	$13,818

    At December 31, 2010, the total stock-based compensation expense related to unvested stock options granted to employees under the stock option plans, but not yet recognized was approximately $3.3 million, after estimated forfeitures. This cost will generally be recognized on a ratable basis over an estimated weighted-average period of approximately 3.0 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

    As of December 31, 2010, the Company had $3.1 million of total unrecognized compensation expense related to RSUs, after estimated forfeitures. The unamortized compensation expense will generally be recognized on a ratable basis over the weighted average estimated remaining life of 1.7 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

    At December 31, 2010, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $130,000. This expense will be recognized on a straight-line basis over a weighted-average period of approximately 1.5 months.

    For the years ended December 31, 2010, 2009 and 2008, we recorded $0.8 million, $0.1 million and $0.5 million of excess tax benefits from equity-based compensation plans, respectively, as a financing cash inflow.

Stock Option Exchange Program

    On August 4, 2010, the Company launched a voluntary stockholder-approved Exchange Program to permit the Company’s eligible employees to exchange some or all of their outstanding stock options to purchase the Company’s common stock with an exercise price greater than or equal to $6.64 per share, whether vested or unvested, for a lesser number of new RSUs. Non-employee members of the Board of Directors and the Company’s named executive officers, including its chief financial officer, were not eligible to participate in the Exchange Program.

    In accordance with the terms and conditions of the Exchange Program, on September 1, 2010 (the “Grant Date”),  the Company accepted outstanding options to purchase an aggregate of 3,988,947 shares of the Company’s common stock and issued, in exchange, an aggregate of 1,130,623 new RSUs. Of the 1,130,623 new RSUs, 1,039,393 will vest on the first anniversary of the Grant Date and 91,230 will vest on the second anniversary of the Grant Date. Each RSU granted in the Exchange Program represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The new RSUs were issued from the Company’s 2008 Equity Incentive Plan. In accordance with the guidelines of the 2008 Plan, each RSU award granted from the 2008 Plan will reduce the number of shares available for issuance by 1.5 shares. As such, the equivalent shares of the 1,130,623 new RSUs issued under the Exchange Program that was taken out from the shares available for issuance were 1,695,934. Please see the rollforward schedule of shares available for issuance under the 2008 Plan below. Pursuant to the provisions of the Exchange Program, the stock options cancelled under the program were not returned to the respective equity plans.

The Exchange Program did not result in any significant incremental stock-based compensation expense.

Part IV Table of Contents

Stock Options and Awards Activity

    The following table summarizes the Company’s options outstanding with respect to its Stock Option Plans, including options granted outside of the Plans, excluding restricted stock units (RSU’s) (in thousands except per share data):

	Number of Option Shares Outstanding
					Weighted	Weighted
		Non-Stockholder			Average	Average
	Stockholder	Approved			Exercise	Remaining	Aggregate
	Approved	Plans From	Non-		Price per	Contractual	Intrinsic
	Plan	Acquisitions	Plan*	Total	Share	Terms in Years	Value
At January 1, 2008	12,003	1,697	330	14,030	$8.92
Granted	1,384	-	-	1,384	5.10
Canceled	(1,009)	(69)	-	(1,078)	9.96
Exercised	(267)	(220)	-	(487)	3.51
At December 31, 2008	12,111	1,408	330	13,849	$8.65
Granted	186	-	-	186	2.55
Canceled	(3,916)	(180)	-	(4,096)	9.21
Exercised	(56)	(109)	(130)	(295)	1.36
At December 31, 2009	8,325	1,119	200	9,644	$8.51
Granted	906	-	1,000	1,906	3.29
Forfeitures and cancellations	(1,795)	(20)	-	(1,815)	8.26
Options cancelled in the Exchange Program	(3,551)	(398)	(40)	(3,989)	10.73
Exercised	(525)	(256)	-	(781)	3.86
At December 31, 2010	3,360	445	1,160	4,965	$5.54	5.53	$12,955
Vested and expected to vest at December 31, 2010				4,427	$5.80	5.26	$10,823
Exercisable at December 31, 2010				2,743	$7.18	3.83	$4,357

*    primarily used as inducements for new officers

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2010. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the fiscal year 2010 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the years ended December 31, 2010, 2009 and 2008 was $2.0 million, $0.3 million and $1.5 million, respectively.  The total grant date fair value of the options which vested during the years ended December 31, 2010, 2009 and 2008 was $4.9 million, $12.6 million and $21.7 million, respectively.

Part IV Table of Contents

    Information with respect to options outstanding at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Ranges of Exercise Prices	Shares	Price	Contractual Life	Shares	Price
	(In thousands)		(In Years)	(In thousands)

$1.14 - $ 2.63	319	$1.77	2.34	256	$1.60
$2.79 - $ 2.79	1,013	2.79	9.00	-	-
$3.16 - $ 3.37	56	3.30	2.38	37	3.30
$3.50 - $ 3.50	500	3.50	6.45	-	-
$3.58 - $ 4.44	543	4.04	3.86	304	4.23
$4.45 - $ 4.84	501	4.55	6.88	272	4.50
$5.00 - $ 6.23	650	5.82	4.98	519	5.80
$6.26 - $ 8.93	512	7.28	2.89	511	7.28
$9.15 - $ 11.25	500	10.18	4.56	489	10.20
$11.62 - $ 15.48	371	13.81	4.56	355	13.90
	4,965	$5.54	5.53	2,743	$7.18

Restricted Stock Units

    The RSUs that the Company grants to its employees typically vest ratably over a certain period of time, subject to the employee’s continuing service to the Company over that period. RSUs granted to non-executive employees typically vest over a four-year period. RSUs granted to executives typically vest over a period of between one and four years.

    RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2008 Plan will reduce the number of shares available for issuance by 1.5 shares.

    A summary of the RSUs outstanding as of December 31, 2010 was as follows: (in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2008	-	$-
Granted	3,805	4.52
Vested	-	-
Forfeitures and cancellations	(93)	4.67
Outstanding at December 31, 2008	3,712	$4.51
Granted	1,879	2.55
Vested	(261)	4.39
Forfeitures and cancellations	(2,611)	4.22
Outstanding at December 31, 2009	2,719	$3.45
Granted	763	3.36
Granted in the Exchange Program	1,131	3.82
Vested	(1,201)	3.74
Forfeitures and cancellations	(693)	3.28
Outstanding at December 31, 2010	2,719	$3.49

    The total grant date fair value of the RSUs that vested during the years ended December 31, 2010 and 2009 was $4.5 million and $1.1 million, respectively. There were no RSUs that vested in fiscal year 2008. Of the 2,719,000 RSUs outstanding as of December 31, 2010, approximately 2,312,000 units are expected to vest after considering the applicable forfeiture rate.

Part IV Table of Contents

    During the years ended December 31, 2010 and 2009, the Company repurchased 443,829 and 93,882 shares of stock, respectively, for an aggregate value of $1.2 million and $0.3 million, respectively, from employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy such employees’ minimum statutory tax withholding requirement. There were no RSUs that vested in fiscal year 2008, as such there were no RSU repurchases for minimum statutory tax withholding in that year. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

    The table summarizes the securities available for future issuance with respect to the Company’s 2008 Equity Incentive Plan (in thousands):

2008 Plan
Available at January 1, 2008	-
Authorized	4,000
Granted	(472)
Canceled	12
Available at December 31, 2008	3,540
Authorized	-
Granted	(3,004)
Canceled	600
Available at December 31, 2009	1,136
Authorized	9,000
Authorized for the Exchange Progam	1,696
Granted	(2,050)
Granted in the Exchange Program	(1,696)
Canceled	963
Available at December 31, 2010	9,049

    The 9 million authorized shares in 2010 were approved by the stockholders during the Company’s 2010 Annual Meeting of Stockholders (the “2010 Annual Meeting”) held on May 19, 2010.  In the 2010 Annual Meeting,  the stockholders also approved the 1.7 million shares reserved for the Exchange Program, which the Company completed in August 2010.

    The Company’s 1999 Plan expired in October 2009, hence, no securities under this plan are available for future issuance. During May 2008, in connection with the Stockholders' approval of the 2008 Equity Incentive Plan, the Company committed to the stockholders that the Company will no longer issue any securities from the non-stockholder approved plans from acquisitions, such as the CMD, SCL and TWN Plans, hence, no securities are available for future issuance under these plans.

Employee Stock Purchase Plan

In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our common stock at either the first day of each offering period or the date of purchase. In June 2007, the Company’s Board of Directors approved amendments to the Purchase Plan primarily to extend coverage of the plan to eligible employees of its participating subsidiaries including the adoption of a Sub-Plan for employees in the United Kingdom. Additionally, the offering periods were amended to begin on February 16 and August 16 of each year from February 1 and August 1 previously. On December 13, 2006, the Company’s Board of Directors approved amendments to the Purchase Plan, which included the following changes: (i) provide that participants may effect only one decrease and no increases in payroll contribution percentages during an offering period, (ii) provide that if the Registrant is dissolved or liquidated, the Compensation Committee of the Board has discretion to either designate a new date on which to conduct a purchase prior to such time or terminate all offerings and refund contributions to participants without conducting a purchase, (iii) provide that in the event of certain specified change in control transactions, the Compensation Committee of the Board will designate a final purchase date for all offerings in lieu of keeping the ESPP in place after the closing of such a transaction and (iv) provide that the purchase date of an offering period is delayed if the Purchase Plan must be submitted for stockholder approval with respect to shares that are to be made available for purchase in that offering period, provided that if as a result a purchase date would occur more than twenty-seven months after commencement of the offering period to which it relates, then such offering period will terminate without the purchase of shares and participants in such offering period will be refunded their contributions. In May 2008, the Purchase Plan was amended by the Company’s stockholders to extend the term of the Purchase Plan to August 15, 2018.   In 2010, 2009 and 2008, 1,233,976, 887,045 and 808,308 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $2.11, $2.71 and $3.77, per share, respectively. As at December 31, 2010, a total of approximately 1.1 million shares were reserved for future issuance. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of our total outstanding common shares as of the immediately preceding December 31.

Part IV Table of Contents

NOTE 6 — SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in one reportable operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content.  FASB ASC No. 280-10-50, “Disclosures on Segment Reporting,” establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC No. 280-10-50 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s Chief Executive Officer, who is considered to be our chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance. The Company had only one operating segment in each of the years ended December 31, 2010, 2009 and 2008 and it operates in only one reportable operating segment, semiconductor and IP solutions for high-definition content.

Revenue

    Revenue by geographic area based on bill to location was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Japan	$57,217	$40,842	$65,824
Taiwan	43,042	38,036	54,434
North America	40,405	31,008	45,479
Korea	18,515	4,788	11,858
Europe	15,516	18,189	32,960
China	15,229	12,718	36,923
Other	1,423	5,008	26,937
	$191,347	$150,589	$274,415
    Revenue by product line was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Consumer Electronics	$131,362	$102,391	$167,599
Personal Computers	8,562	8,905	40,141
Storage products	12,917	11,372	25,461
Licensing	38,506	27,921	41,214
	$191,347	$150,589	$274,415

    Revenue by product line, including licensing was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Consumer Electronics	$167,839	$129,178	$199,591
Personal Computers	8,659	8,957	44,311
Storage products	14,849	12,454	30,513
	$191,347	$150,589	$274,415

    In 2010, three customers generated 17.0%, 11.3% and 11.0% of the Company’s total revenue, and at December 31, 2010, two customers represented 25.7% and 17.2% of net accounts receivable.  In 2009, two customers generated 11.9% and 10.3% of the Company’s total revenue, and at December 31, 2009, one customer represented 10.0% of net accounts receivable.  In 2008, four customers generated 14.6%, 11.8%, 11.5% and 10.5% of the Company’s total revenue.   The Company’s top five customers, including distributors, generated 58.3%, 44.2% and 55.1% of the Company’s revenue in 2010, 2009 and 2008, respectively.

Part IV Table of Contents

Property and Equipment

    At December 31, 2010, approximately $5.6 million or 49.4% of the Company’s consolidated net property and equipment was located in the US, approximately $3.0 million or 26.1% was located in China and approximately $2.0 million or 17.8% was located in Taiwan.

NOTE 7 — LEGAL PROCEEDINGS

    On December 7, 2001, the Company and certain of its officers and directors were named as defendants, along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, the Company, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. Several objectors to the settlement have filed notices of appeal to the United States Court of Appeal for the Second Circuit from the District Court’s order granting final approval of the settlement. Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal. The Company believes that it has meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously. In light of the uncertainty of the appellate process, and any subsequent proceedings in the trial court in the event the settlement is reversed on appeal, the Company is unable to determine the likelihood of an unfavorable outcome against them and is unable to reasonably estimate a range of loss, if any.

    On July 31, 2007, the Company received a demand on behalf of alleged shareholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal stockholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009, an order was issued granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. Oral argument in the Ninth Circuit was heard on October 5, 2010, and the Court issued its written opinion on December 2, 2010.  The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the thirty moving issues were inadequate and directed the District Court to dismiss those actions with prejudice.  The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issues (including the Company) were sufficiently similar as also to require dismissal with prejudice.  The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  Although we believe that the Ninth Circuit’s decision would be dispositive of plaintiff’s claim if the matter were returned to the trial court, due to the complexities and uncertainty surrounding the possible proceedings in the Supreme Court and the possible proceedings in the trial court, the Company is unable to determine either the likelihood of an outcome in favor of the plaintiff, or whether any ultimate recovery of short-swing profits might result in a net recovery in our favor in light of the expenses of any future proceedings.

    On June 9, 2010, the Company was named in a lawsuit, captioned as “Red.com, Inc. dba Red Digital Camera v. Silicon Image, Inc.,” and filed in the Superior Court of California, Orange County by the plaintiff, Red.com.  The plaintiff alleges breach of contract, fraud and negligent misrepresentation.  The lawsuit is based on an allegation that the Company breached a licensing agreement with the plaintiff.  The fraud and negligent misrepresentation claims are based on certain alleged misrepresentations made in connection with the licensing agreement.  At this time, the case is still in the very early stages of the litigation.  The plaintiff filed an amended complaint on September 30, 2010.  The Company filed a demurrer, motion to strike and request for judicial notice on November 4, 2010 and the Court has denied all three at the hearing held on January 24, 2011.  The court has referred the matter to Early Neutral Evaluation to be completed by March 28, 2011 and the next Case Management Conference with the court is scheduled for March 28, 2011.   The Company was served with the initial set of discovery requests by the plaintiff on January 27, 2011 and the trial date is scheduled for August 29, 2011.

    The Company has been engaged in active negotiations with the plaintiff to reach a settlement and have received the proposed draft of the Settlement Agreement from Red.com on February 9, 2011. However, if a settlement is not reached, the Company will continue to defend vigorously against the lawsuit.  The Company has also provided timely notice of the lawsuit to its Executive and Officers (E&O) insurance carrier, which has agreed to cover the claim, subject to a full and complete reservation of rights.  The Company has also noticed the circumstance to its Directors and Officers (D&O) insurance carrier, which has also been accepted under similar reservation of rights. Due to the complexities and uncertainty surrounding the nature of the claims, the Company is unable to determine the likelihood of an unfavorable outcome against them and is unable to reasonably estimate a range of loss, if any, at this time.

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

Part IV Table of Contents

NOTE 8 — RESTRUCTURING CHARGES

    For the years ended December 31, 2010 and 2009, the Company recorded restructuring expense of approximately $3.3 million and $22.9 million, respectively. The restructuring expense recorded for the year ended December 31, 2010 was primarily related to (i) $2.0 million cost for the termination of the services of a certain R&D engineering services firm, (ii) $1.0 million cost relating to operating lease commitments on exited facilities and (iii) $0.3 million impairment of certain fixed assets.

    The $22.9 million restructuring expense recognized in 2009 was primarily related to the severance cost and termination benefits associated with the Company’s restructuring activities in 2009, particularly the closure of the Company’s two R&D sites in Germany.  The Company decided to restructure its research and development operations in Germany in 2009 because of the Company’s desire to focus on discrete semiconductor products and related intellectual property. There was no outstanding liability relating to severance cost and termination benefits as of December 31, 2010.

  In 2008, the Company announced restructuring plans to improve the effectiveness and efficiency of its operating model as part of its program to pursue continuous improvement. The restructuring expense for the year ended December 31, 2008 amounted to $5.9 million which consisted primarily of $4.6 million related to employee severance and benefit arrangements due to the termination of 57 employees, a charge of $1.1 million relating to retirement of certain assets and a charge of $0.2 million relating to operating lease termination costs.

    The table below presents the restructuring activities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Employee Severance and Benefits	Operating Lease and Other Agreements Cancellation	Fixed Assets and Other Assets Impaired	Others	Total
Accrued restructuring balance as of January 1, 2008	$-	$-	$-	$-	$-
Additional accruals/adjustments	4,606	189	1,063	-	5,858
Cash payments	(1,340)	-	-		(1,340)
Noncash charges and adjustments	(14)	11	(1,063)	-	(1,066)
Foreign currency changes	-	-	-	-	-
Accrued restructuring balance as of December 31, 2008	3,252	200	-	-	3,452
Additional accruals/adjustments	21,632	225	649	401	22,907
Cash payments	(6,950)	(164)	-	-	(7,114)
Noncash charges and adjustments	-	-	(649)	(401)	(1,050)
Foreign currency changes	(882)	-	-	-	(882)
Accrued restructuring balance as of December 31, 2009	17,052	261	-	-	17,313
Additional accruals/adjustments	126	2,831	302	-	3,259
Cash payments	(16,138)	(1,243)	-	-	(17,381)
Noncash charges and adjustments	-	-	(302)	-	(302)
Foreign currency changes	(1,040)	-	-	-	(1,040)
Accrued restructuring balance as of December 31, 2010	$-	$1,849	$-	$-	$1,849

    The $1.8 million outstanding restructuring liability as of December 31, 2010 consists primarily of $1.5 million related to the termination of an R&D engineering services agreement and $0.3 million associated with the termination of certain operating lease agreements for exited facilities. The $1.5 million liability relating to the R&D Engineering Services agreement will be fully paid during the first three quarters of fiscal year 2011 while $0.1 million and $0.2 million of the restructuring liability relating to operating lease obligations on exited facilities will be substantially paid in July 2011 and November 2012, respectively.

Part IV Table of Contents

NOTE 9 — FAIR VALUE MEASUREMENTS

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

    The Company classifies items in Level 2 of the fair value hierarchy if the financial asset or liability is valued using observable inputs. The Company uses observable inputs including quoted prices in active markets for similar assets or liabilities. The Company’s Level 2 financial assets include corporate and municipal securities. These investments are priced using observable inputs and valuation models, which vary by asset class. The fair values of all of the Company’s investments in corporate and municipal securities are determined through the assistance of a third party pricing service. For the short-term investments in the Company’s portfolio, multiple pricing sources are generally available. The pricing service uses inputs from multiple industry standard data providers or other third party sources and various methodologies, such as weighting and models, to determine the appropriate price at the measurement date.

    The table below sets forth the Company’s cash equivalents and short-term investments as of December 31, 2010, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820-10-35, these are classified based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair value measurements using		Assets
	Level 1	Level 2	at fair value
Cash equivalents:
Money market funds	$5,407	$-	$5,407
Municipal securities	-	451	451
Total cash equivalents	5,407	451	5,858
Short-term investments:
United States government agencies	19,480	-	19,480
Municipal securities	-	79,472	79,472
Corporate securities	-	61,586	61,586
Total short-term investments	19,480	141,058	160,538
Total assets at fair value	$24,887	$141,509	$166,396

    The cash equivalents in the above table exclude $24.1 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2010. During the year ended December 31, 2010, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Part IV Table of Contents

    The following table sets forth the Company’s cash equivalents and short-term investments as of December 31, 2009, which were measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820-10-35, these were classified based on the lowest level of input that was significant to the fair value measurement (in thousands).

	Fair value measurements using		Assets
	Level 1	Level 2	at fair value
Cash equivalents:
Commercial paper	$7,500	$-	$7,500
Money market funds	20	-	20
Total cash equivalents	7,520	-	7,520
Short-term investments:
United States government agencies	3,382	-	3,382
Money market funds	300	-	300
Municipal securities	-	106,165	106,165
Corporate securities	-	11,019	11,019
Total short-term investments	3,682	117,184	120,866
Total assets at fair value	$11,202	$117,184	$128,386

    The cash equivalents in the above table excluded $22.2 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2009. During the twelve months ended December 31, 2009, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

    As of December 31, 2010 and 2009, the Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category. There were no transfers between Level 1 and Level 2 fair value hierarchies during the years ended December 31, 2010 and 2009.

NOTE 10 — DERIVATIVE INSTRUMENTS

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

    The amount of gain (loss) recognized in other comprehensive income (“OCI”) on effective cash flow hedges as of December 31, 2010 and 2009, the amount of gain (loss) reclassified from accumulated OCI to operating expenses for the years ended December 31, 2010 and 2009, and the amount of gain (loss) recognized in income on ineffective cash flow hedges for the years ended December 31, 2010 and 2009 were insignificant.

    As of December 31, 2010 and 2009, the outstanding foreign currency forward contracts had a total notional value of approximately $2.9 million and $0.5 million, respectively.

Part IV Table of Contents

NOTE 11 — IMPAIRMENT OF INTANGIBLE ASSETS

    In February 2007, the Company entered into an agreement with Sunplus Technology Co., Ltd. (“Sunplus”) to license certain technology (the “Sunplus IP”) from Sunplus for $40.0 million. The purpose of this licensing agreement was to obtain advanced technology for development of future products. The agreement provided for the Company to pay an aggregate of $40.0 million to Sunplus. Through December 31, 2010, the Company had paid Sunplus a total of $40.0 million, representing the full consideration for the licensed technology and related deliverables and support.

    As required by FASB ASC No. 360-10-35, Subsequent Measurement of Property, Plant and Equipment, paragraphs 15-49, Impairment or Disposal of Long-Lived Assets, the Company made an impairment evaluation of its long-lived assets and determined that its investment in Sunplus IP was impaired as of December 31, 2009. The impairment charge for intangible assets subject to amortization, for which impairment indicators exist, consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. In 2009, the Company determined that, in light of certain changes to its product strategy going forward, the intellectual property licensed from Sunplus no longer aligned with the Company’s product roadmap and therefore would not be used. The reason for acquiring the Sunplus IP was to provide the Company with advanced technology for the development of large scale integrated circuits, which included comprehensive digital television system functionality. Given the Company’s current product strategy, which is to continue to focus on discrete semiconductor products and related intellectual property, the Sunplus IP was determined to no longer align with the Company’s product roadmap. The change in the Company’s product strategy was due to market place and related competitive dynamics.  In connection with the decision to discontinue the use of the Sunplus IP, the Company wrote-off the unamortized balance of the investment in Sunplus IP of $28.3 million and recognized a pre-tax impairment charge of $28.3 million in the 2009 consolidated statement of operations under operating expense, “Impairment of Intangible Assets”.

NOTE 12 — IMPAIRMENT OF GOODWILL

    The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine if any impairment exists. FASB ASC No. 350-20-35, Subsequent Measurement of Goodwill, requires that goodwill be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company determines the fair value of the reporting unit using generally accepted valuation methodology which considers market capitalization and market premiums. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

    The Company has one reportable operating segment and the goodwill impairment testing was done at the reporting unit level. In 2009, the Company assessed goodwill for impairment since it observed there were indicators of impairment. The notable indicators were a sustained and significant decline in the Company’s stock price, depressed market conditions and declining industry trends. The Company’s stock price was in a period of sustained decline in 2009 and the business climate had deteriorated substantially in 2009. Based on the results of the first step of the goodwill analysis, it was determined that the Company’s net book value exceeded its estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of the Company and the sum of the fair value of the identified net assets results in the residual value of goodwill. Specifically, the Company allocated the estimated fair value of the Company as determined in the first step of the goodwill analysis to the recognized and unrecognized net assets, including allocations to intangible assets. Based on the analysis performed under step two, there was no remaining implied value attributable to goodwill and accordingly, the Company wrote off the entire goodwill balance and recognized goodwill impairment charges of approximately $19.2 million in the 2009 consolidated statement of operations under operating expense, “Impairment of Goodwill.”

NOTE 13 — SUBSEQUENT EVENTS

    In February 2011, the Company finalized a business acquisition which is intended to strengthen the Company's position within its DTV and Home Theater markets, as well as its applications for use in the mobile space. The Company paid cash consideration of approximately $1.9 million and assumed net liabilities of approximately $1.6 million. In addition, the Company may also be required to pay approximately $1.7 million in 2012 if certain performance conditions are achieved.

    As discussed in Note 4, on January 6, 2011, the Company entered into a seven-year lease agreement (the “Lease”) with Christensen Holdings, L.P., a California limited partnership. Pursuant to the Lease,  the Company is leasing an office building in Sunnyvale, California consisting of approximately 128,154 square feet, together with the non-exclusive right to use parking facilities and other amenities.  This new office building will house the Company’s new corporate headquarters, which the Company expects to begin occupying in June 2011, just prior to the expiration of the lease agreement for the Company’s current headquarters in July 2011.  The total commitment under the Lease agreement is approximately $10.1 million which will be paid from fiscal year 2011 through fiscal year 2017.

Part IV Table of Contents

NOTE 14 — UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2010. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

Year Ended December 31, 2010 (in thousands, except per share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
Revenue:
Product	$26,293	$38,364	$46,117	$42,067
Licensing	8,016	6,186	14,387	9,917
Total revenue	34,309	44,550	60,504	51,984
Cost of revenue:
Cost of product revenue (1)	14,822	19,489	22,587	20,582
Cost of licensing revenue	23	13	67	166
Total cost of revenues	14,845	19,502	22,654	20,748

Gross margin	19,464	25,048	37,850	31,236
Operating expenses:
Research and development (2)	13,137	13,659	13,583	14,934
Selling, general and administrative (3)	12,030	11,141	11,691	11,848
Restructuring expense	585	268	99	2,307
Amortization of intangible assets	37	38	37	37
Total operating expenses	25,789	25,106	25,410	29,126
Income (loss) from operations	(6,325)	(58)	12,440	2,110
Interest income and other, net	604	630	556	1,834
Income (loss) before provision for income taxes	(5,721)	572	12,996	3,944
Income tax expense (benefit)	1,521	(1,203)	3,531	(240)
Net income (loss)	$(7,242)	$1,775	$9,465	$4,184

Net income (loss) per share – basic and diluted	$(0.10)	$0.02	$0.12	$0.05
Weighted average shares – basic	76,013	76,718	77,210	77,873
Weighted average shares – diluted	76,013	77,511	78,124	80,512

(1) Includes stock-based compensation expense	$184	$145	$127	$102
(2) Includes stock-based compensation expense	$645	$725	$687	$574
(3) Includes stock-based compensation expense	$1,331	$1,115	$936	$770

Part IV Table of Contents

Year Ended December 31, 2009 (in thousands, except per share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
Revenue:
Product	$34,595	$29,436	$30,716	$27,921
Licensing	5,917	7,900	6,440	7,664
Total revenue	40,512	37,336	37,156	35,585
Cost of revenue:
Cost of product revenue (1)	18,219	17,264	16,801	16,290
Cost of licensing revenue	196	274	156	586
Total cost of revenues	18,415	17,538	16,957	16,876

Gross margin	22,097	19,798	20,199	18,709
Operating expenses:
Research and development (2)	17,734	17,619	17,807	15,069
Selling, general and administrative (3)	13,715	12,678	17,222	11,385
Impairment of goodwill	19,210	-	-	-
Amortization of intangible assets	1,473	1,473	1,473	59
Restructuring expense	759	7,098	348	14,702
Impairment of intangible assets	-	-	-	28,296
Total operating expenses	52,891	38,868	36,850	69,511
Loss from operations	(30,794)	(19,070)	(16,651)	(50,802)
Interest income and other, net	939	598	696	772
Loss before provision for income taxes	(29,855)	(18,472)	(15,955)	(50,030)
Income tax expense (benefit)	3,474	(5,143)	(444)	16,910
Net loss	$(33,329)	$(13,329)	$(15,511)	$(66,940)

Net income (loss) per share – basic and diluted	$(0.45)	$(0.18)	$(0.21)	$(0.89)
Weighted average shares – basic and diluted	74,421	74,806	75,053	75,355

(1) Includes stock-based compensation expense	$199	$244	$363	$180
(2) Includes stock-based compensation expense	$1,374	$1,617	$2,374	$887
(3) Includes stock-based compensation expense	$1,992	$2,352	$4,911	$1,608

Part IV Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

    We have audited the accompanying consolidated balance sheets of Silicon Image, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Image, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 16, 2011

Part IV Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.

Dated: February 16, 2011	By:	/s/ Camillo Martino
Camillo Martino
Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Camillo Martino	Chief Executive Officer and Director	February 16, 2011
Camillo Martino	(Principal Executive Officer)

/s/ Noland Granberry	Chief Financial Officer	February 16, 2011
Noland Granberry	(Principal Financial Officer)

/s/ William George	Director	February 16, 2011
William George

/s/ Peter Hanelt	Director	February 16, 2011
Peter Hanelt

/s/ John Hodge	Director	February 16, 2011
John Hodge

/s/ Masood Jabbar	Director	February 16, 2011
Masood Jabbar

/s/ William Raduchel	Director	February 16, 2011
William Raduchel

Part IV Table of Contents

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

10.12
Lease Agreement dated December 12, 2002 between iSTAR Sunnyvale Partners, L.P. and the Registrant (Incorporated by reference from Exhibit 10.44 of the Form 10-K filed by the Registrant on March 27, 2003).

10.13*	TransWarp Networks, Inc. 2002 Stock Option/Stock Issuance Plan (Incorporated by reference from Exhibit 4.06 of the Form S-8 filed by the Registrant on May 23, 2003).
10.14*	Director Compensation Plan (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on May 10, 2005).
10.15†
Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant (Incorporated by reference from Exhibit 10.01 of the Form 10-Q filed by the Registrant on August 9, 2005).

10.16
First Amendment to Lease dated July 23, 2003 between iStar Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.28 of the Form 10-K filed by the Registrant on March 1, 2007).

10.17
Second Amendment to Lease dated February 17, 2004 between iStar Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.29 of the Form 10-K filed by the Registrant on March 1, 2007).

10.18
Third Amendment to Lease dated June 1, 2004 between iStar Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.30 of the Form 10-K filed by the Registrant on March 1, 2007).

10.19
Fourth Amendment to Lease dated May 10, 2006 between iStar Sunnyvale Partners, L.P. and the Registrant. (Incorporated by reference from Exhibit 10.31 of the Form 10-K filed by the Registrant on March 1, 2007).

10.20*	Employment Offer Letter between Edward Lopez and the Registrant dated December 23, 2006. (Incorporated by reference from Exhibit 10.34 of the Form 10-K filed by the Registrant on March 1, 2007).
10.21†
Settlement and License Agreement between the Registrant and Genesis Microchip Inc. dated December 21, 2006. (Incorporated by reference from Exhibit 10.35 of the Form 10-K filed by the Registrant on March 1, 2007).

10.22***
Sale and Purchase Agreement dated January 2, 2007 by and among the Registrant, Infineon Technologies AG and sci-worx GmbH (Incorporated by reference from Exhibit 10.01 to the Form 8-K filed by the Registrant on January 8, 2007).

10.23†	Video Processor Design License Agreement with Sunplus Technology Co., Ltd. (Incorporated by reference to Exhibit 10.02 to our Quarterly Report on Form 10-Q filed May 7, 2007).
10.24*	Employment Offer Letter between Noland Granberry and the Registrant dated February 14, 2006 (incorporated by reference to Exhibit 10.04 to our Quarterly Report on Form 10-K filed May 7, 2007).
10.25*	ESPP 1999 Plan Document including UK Sub-Plan As Amended (Incorporated by reference to Exhibit 10.03 to our Quarterly Report on Form 10-Q filed August 8, 2007).
10.26*	Form of Change of Control Retention Agreement. (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on December 19, 2007).
10.27
Accelerated Stock Repurchase Agreement dated February 13, 2008 between Credit Suisse International and the Registrant. (Incorporated by reference from Exhibit 10.39 of the Form 10-K filed by the Registrant on February 27, 2008).

10.28*	1999 Equity Incentive Plan, as amended and restated December 14, 2007. (Incorporated by reference from Exhibit 10.40* of the Form 10-K filed by the Registrant on February 27, 2008).
10.29*
Notice of Grant of Restricted Stock Units to named executive officers (For U.S. Participants), dated February 15, 2008. (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on February 22, 2008).

10.30*	2008 Equity Incentive Plan, approved by stockholders May 21, 2008 (incorporated by reference to Exhibit 4.07 to the Form S-8 filed with the Commission on May 23, 2008).
10.31*
Amendment to the Registrant’s Employee Stock Purchase Plan (“ ESPP ”), approved by stockholders May 21, 2008 (incorporated by reference to Exhibit 4.05 to the Form S-8 filed with the Commission on May 23, 2008).

10.32
Settlement of litigation with Analogix Semiconductor, Inc., dated December 4, 2008 (Incorporated by reference to Exhibit 99.01 to the Registrant’s current report on Form 8-K filed on December 5, 2008).

10.33	Lease Agreement entered into on January 6, 2011 between Christensen Holdings, L.P. and the Registrant.
10.34*	Employment offer letter with Camillo Martino dated December 23, 2009. (Incorporated by reference to Exhibit 10.01 to the Registrant’s current report on Form 8-K filed on January 8, 2010).

21.01	Subsidiaries of the Registrant.
23.01	Consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	This exhibit is a management contract or compensatory plan or arrangement.
**	This exhibit is being furnished, rather than filed and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.
***
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.