Form 10-Q
period 2011-03-31
SILICON IMAGE INC
filed 2011-05-04
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT April 29, 2011
Common Stock, $0.001 par value	79,494,600

Silicon Image, Inc.
Form 10-Q for the quarter ended March 31, 2011

EXHIBIT 10.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Silicon Image, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$27,264	$29,942
Short-term investments	154,381	160,538
Accounts receivable, net of allowances for doubtful accounts of $1,676 at March 31, 2011 and $1,620 at December 31, 2010	26,829	22,598
Inventories	11,168	10,212
Prepaid expenses and other current assets	7,071	6,515
Deferred income taxes	1,008	1,008
Total current assets	227,721	230,813
Property and equipment, net	11,400	11,404
Deferred income taxes, non-current	4,795	4,795
Goodwill and other intangible assets, net (Note 14)	4,966	-
Other assets	8,626	3,607
Total assets	$257,508	$250,619
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,576	$10,615
Accrued and other current liabilities	14,719	17,771
Deferred margin on sales to distributors	18,708	13,484
Deferred license revenue	3,530	4,197
Total current liabilities	47,533	46,067
Other long-term liabilities	13,608	13,356
Total liabilities	61,141	59,423
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 79,418,106 at March 31, 2011 and 78,191,027 at December 31, 2010	96	95
Additional paid-in capital	483,769	476,915
Treasury stock, shares issued, but not outstanding: 17,197,810 at March 31, 2011 and 17,076,173 at December 31, 2010	(108,814)	(107,745)
Accumulated deficit	(178,777)	(177,957)
Accumulated other comprehensive income (loss)	93	(112)
Total stockholders’ equity	196,367	191,196
Total liabilities and stockholders’ equity	$257,508	$250,619

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue:
Product	$38,057	$26,293
Licensing	10,942	8,016
Total revenue	48,999	34,309
Cost of revenue and operating expenses:
Cost of product revenue (1)	19,872	14,822
Cost of licensing revenue	400	23
Research and development (2)	15,243	13,137
Selling, general and administrative (3)	13,051	12,030
Restructuring expense (Note 5)	365	585
Amortization of intangible assets	197	37
Total cost of revenue and operating expenses	49,128	40,634
Loss from operations	(129)	(6,325)
Interest income and other, net	377	604
Income (loss) before provision for income taxes	248	(5,721)
Income tax expense	1,068	1,521
Net loss	$(820)	$(7,242)

Net loss per share – basic and diluted	$(0.01)	$(0.10)
Weighted average shares – basic and diluted	78,724	76,013

(1) Includes stock-based compensation expense	$180	$184
(2) Includes stock-based compensation expense	$573	$645
(3) Includes stock-based compensation expense	$1,132	$1,331

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(820)	$(7,242)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	1,885	2,160
Depreciation	1,659	2,098
Tax benefit from employee stock-based compensation plans	923	-
Amortization of investment premium	806	610
Amortization of intangible assets	197	37
Provision for doubtful accounts	30	59
Excess tax benefits from employee stock-based transactions	(923)	-
Realized gain on sale of short-term investments	(39)	(61)
Others	132	-
Asset impairment due to restructuring	-	132
Changes in assets and liabilities:
Accounts receivable	(4,261)	4,034
Inventories	(758)	1,227
Prepaid expenses and other assets	(827)	21,260
Accounts payable	(1,548)	1,439
Accrued and other liabilities	(4,322)	(12,588)
Deferred margin on sales to distributors	5,224	762
Deferred license revenue	(725)	116
Cash provided by (used in) operating activities	(3,367)	14,043
Cash flows from investing activities:
Proceeds from sales of short-term investments	35,457	17,123
Purchases of short-term investments	(30,076)	(29,168)
Payments made in connection with business acquisition	(1,915)	-
Purchases of property and equipment	(1,924)	(1,401)
Advances to a third party company	(4,750)	-
Cash used in investing activities	(3,208)	(13,446)
Cash flows from financing activities:
Proceeds from issuances of common stock	4,047	1,299
Excess tax benefits from employee stock-based transactions	923	-
Repurchase of restricted stock units for income tax withholding	(1,069)	(1,021)
Cash provided by financing activities	3,901	278
Effect of exchange rate changes on cash and cash equivalents	(4)	405
Net increase (decrease) in cash and cash equivalents	(2,678)	1,280
Cash and cash equivalents - beginning of period	29,942	29,756
Cash and cash equivalents - end of period	$27,264	$31,036
Supplemental cash flow information:
Restricted stock units vested	$2,735	$2,569
Property and equipment purchased but not paid for	$626	$367
Net refund (cash payment) for income taxes	$(1,625)	$21,500
Unrealized net loss on short-term investments	$(9)	$(121)

See accompanying Notes to Condensed Consolidated Financial Statements.

Silicon Image, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(unaudited)

1. Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2010 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of March 31, 2011 and the related  condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Financial results for the three months ended March 31, 2011 are not necessarily indicative of future financial results.

2. Recent Accounting Pronouncements

    In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Accounting Standards Codification (ASC) Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The provisions under this ASU are effective for the Company beginning in fiscal year 2011. The adoption of this update did not have any material impact on the Company’s financial statement disclosures.  See Note 14 for the business acquisition completed during the quarter ended March 31, 2011.

    In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures became effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

 Adoption of FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements

    In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605)- Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and is effective for the Company’s first quarter of fiscal year 2011. The Company adopted the provisions under this update beginning in fiscal year 2011. As a result of the adoption of ASU 2009-13, revenue for the three months ended March 31, 2011 was approximately $392,000 higher than the revenue that would have been recorded under the previous accounting rules.

    As a result of the adoption of ASU 2009-13, the Company adopted the following accounting policy on licensing revenue recognition:

    The Company derives revenue from the license of its internally developed intellectual property (IP). The Company enters into IP licensing agreements that generally provide licensees the right to incorporate its IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with the Company’s licensees is classified as licensing revenue. The Company’s IP licensing agreements generally include multiple elements, which may include one or more off-the-shelf and/or customized IP licenses bundled with support services covering fixed period of time, usually one year. For such multiple element IP licensing arrangements, the Company follows the guidance in FASB ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, to determine whether there is more than one unit of accounting.

    For multiple-element arrangements the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. For the elements of IP licensing agreements the Company concluded that VSOE exists only for its support services based on periodic stand-alone renewals. For all other elements in IP licensing agreements, the Company concluded that no VSOE or TPE exists because these elements  are almost never sold on a stand-alone basis by the Company or its competitors.

    The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors considered by the Company in developing the ESPs include prices charged by the Company for similar offerings, if any, the Company’s historical pricing practices, the nature and complexity of different technologies being licensed.

    Amounts allocated to the delivered off-the-shelf IP licenses are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the customized IP licenses are recognized by percentage of completion or completed contract method depending on the nature of the customization project. Amounts allocated to the support services are deferred and recognized on a straight-line basis over the support period, usually one year.

3. Significant Accounting Policies

    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock based compensation, cash equivalents and short-term investments,  inventory valuation, realization of long lived assets, including goodwill and intangibles, income taxes, deferred tax assets, restructuring liabilities and legal matters. The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of all intercompany balances and transactions.

    Except for the new accounting policy on licensing revenue as set out above, no other changes have been made to the significant policies that the Company disclosed in the “Significant Accounting Policies” in its Annual Report on Form 10-K for the year ended December 31, 2010.

4. Stock-Based Compensation

    The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers and non-employee board members. This program includes incentive and non-statutory stock option grants and restricted stock units (RSUs) for employees, and an automatic grant program for non-employee board members pursuant to which such individuals will receive grants at designated intervals over their period of board service. These awards are granted under the stockholder approved 2008 Equity Incentive Plan. Grants under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. Stock option grants to non-employee members of our board vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of the Company. RSU grants generally vest over a one to four-year period and certain of the RSU grants also have performance based vesting criteria. Additionally, our Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Employee Stock Options Plans:
Expected life in years	4.0	4.2
Expected volatility	69.4%	63.9%
Risk-free interest rate	1.6%	2.0%
Expected dividends	none	none
Weighted average grant date fair value	$3.75	$1.41

Employee Stock Purchase Plan:
Expected life in years	0.50	0.50
Expected volatility	71.1%	51.7%
Risk-free interest rate	0.2%	0.2%
Expected dividends	none	none
Weighted average grant date fair value	$3.04	$0.71

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

    As required by FASB ASC 718-10-35, Subsequent Measurement of Stock Compensation, management made an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest. For the three months ended March 31, 2011 and 2010, 514,111 and 596,485 shares were purchased under the ESPP program, respectively. At March 31, 2011, the Company had $471,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a period of approximately 4.5 months.

Stock Options Activity

    The following is a summary of activity under the Company’s stock option plans during the three months ended March 31, 2011, excluding RSUs (in thousands, except weighted average exercise price):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Terms in Years	Value
At January 1, 2011	4,965	$5.54
Granted	1,265	7.11
Forfeitures and cancellations	(1)	4.70
Exercised	(523)	4.58
At March 31, 2011	5,706	$5.98	5.79	$19,410
Vested and expected to vest at March 31, 2011	4,791	$6.16	5.52	$15,780
Exercisable at March 31, 2011	2,394	$7.50	3.93	$5,859

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on March 31, 2011. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the quarter ended March 31, 2011 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three months ended March 31, 2011 was $2.3 million. The option exercises during the three months ended March 31, 2010 were insignificant. The total grant date fair value of the options which vested during the three months ended March 31, 2011and 2010 was $363,000 and $1.5 million, respectively.

    At March 31, 2011, the total unrecognized compensation expense related to options granted to employees under our share-based compensation plans was approximately $5.4 million, net of estimated forfeitures. The unamortized compensation expense will be amortized on a straight-line basis over a weighted average period of approximately 3.2 years.

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

    A summary of activity with respect to the Company’s RSUs during the three months ended March 31, 2011 is as follows: (in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2011	2,719	$3.49
Granted	1,352	7.18
Vested	(311)	3.00
Forfeitures and cancellations	(47)	4.65
Outstanding at March 31, 2011	3,713	$4.86

    As of March 31, 2011, the Company had $8.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to RSUs. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 2.3 years.

    The total grant date fair value of the RSUs that vested during the three months ended March 31, 2011 and 2010 was $934,000 and $3.9 million, respectively. Of the 3,713,000 RSUs outstanding as of March 31, 2011, approximately 3,044,000 units are expected to vest after considering the applicable forfeiture rate.

    During the three months ended March 31, 2011 and 2010, the Company repurchased 121,637 and 400,909 shares of stock for an aggregate value of $1.1 million and $1.0 million, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s  2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement.  The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock-based Compensation Expense

    The table below shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of sales	$180	$184
Research and development	573	645
Selling, general and administrative	1,132	1,331
Stock-based compensation	1,885	2,160

5. Restructuring Charges and Exit Costs

    For the three months ended March 31, 2011, the Company recorded restructuring expense of approximately $365,000 which consisted of $268,000 severance and benefits of terminated employees and $97,000 cost relating to operating lease commitments on exited facilities.

    For the three months ended March 31, 2010, the Company recorded restructuring expense of approximately $0.6 million, which was primarily related to the future lease commitments on exited facilities, net of sublease income, impairment of certain fixed assets, and legal and other restructuring related costs which were recorded as incurred.

    The table below summarizes the Company’s restructuring activities for the three months ended March 31, 2011 (in thousands):

	Employee Severance and Benefits	Operating Lease and Other Agreements Cancellation	Total
Accrued restructuring balance as of January 1, 2011	$-	$1,849	$1,849
Additional accruals/adjustments	268	97	365
Cash payments	(144)	(716)	(860)
Foreign currency changes	-	102	102
Accrued restructuring balance as of March 31, 2011	$124	$1,332	$1,456

6. Comprehensive Loss

    The components of comprehensive loss, net of related taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(820)	$(7,242)
Foreign currency translation adjustments	143	405
Gain (loss) from foreign currency hedges	71	(43)
Change in unrealized value of investments	(9)	(121)
Total comprehensive loss	$(615)	$(7,001)

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

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(820)	$(7,242)
Denominator:
Weighted-average outstanding shares used to compute basic and diluted net loss per share	78,724	76,013

Net loss per share - basic and diluted	$(0.01)	$(0.10)

    As a result of the net loss for the three months ended March 31, 2011 and 2010, approximately 5.6 million and 11.4 million common stock equivalents for the three months ended March 31, 2011 and 2010, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

8. Balance Sheet Components

    The table below shows the components of the Company’s inventories, prepaid expense and other current assets,  property and equipment, other assets, accrued and other current liabilities and other long-term liabilities (in thousands).

	March 31, 2011	December 31, 2010
	(In thousands)
Inventories:
Raw materials	$5,482	$3,558
Work in process	2,537	1,753
Finished goods	3,149	4,901
	$11,168	$10,212

Prepaid expense and other current assets:
Prepaid expenses and software maintenance	$3,364	$3,418
Interest receivable	1,326	1,292
Others	2,381	1,805
	$7,071	$6,515

Property and equipment:
Equipment	$29,851	$30,523
Computers and software	19,817	21,387
Furniture and fixtures	2,483	2,470
	52,151	54,380
Less: accumulated depreciation	(40,751)	(42,976)
Total property and equipment, net	$11,400	$11,404

Other assets:
Secured note with a third party company (Note 12)	$7,750	$3,000
Operating lease deposits	671	321
Others	205	286
	$8,626	$3,607

Accrued and other current liabilities:
Accrued royalties	$4,478	$4,240
Accrued payroll and related expenses	3,790	6,691
Accrued restructuring (see Note 5)	1,456	1,849
Others	4,995	4,991
	$14,719	$17,771

Other long-term liabilities:
Non-current liability for uncertain tax positions	$11,282	$11,858
Non-current deferred license revenue	$1,498	1,498
Others	828	-
	$13,608	$13,356

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

    On July 31, 2007, the Company received a demand on behalf of alleged stockholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal stockholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009, an order was issued granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. Oral argument in the Ninth Circuit was heard on October 5, 2010, and the Court issued its written opinion on December 2, 2010.  The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the thirty moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice.  The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including the Company) were sufficiently similar as also to require dismissal with prejudice.  The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  Both the plaintiff and the underwriter defendants have stated their intention to seek Supreme Court review of the Ninth Circuit’s decision.  Due to the complexities and uncertainty surrounding the possible proceedings in the Supreme Court and the possible proceedings in the trial court, the Company is unable to determine either the likelihood of an outcome in favor of the plaintiff, or whether any ultimate recovery of short-swing profits might result in a net recovery in our favor in light of the expenses of any future proceedings.

    June 9, 2010, the Company was named in a lawsuit, captioned as “Red.com, Inc. dba Red Digital Camera v. Silicon Image, Inc.,” and filed in the Superior Court of California, Orange County by the plaintiff, Red.com.  The plaintiff alleges breach of contract, fraud and negligent misrepresentation. On or about February 9, 2011, Company received a proposed draft settlement agreement from Red.com. Subsequently, on March 3, 2011, the parties entered into a settlement agreement, which was substantially different from the terms of Red.com’s proposed settlement agreement. The settlement did not result in any payment by the Company and accordingly, did not have any adverse impact on the Company’s financial position, results of operations or cash flows.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Operating Leases

    The Company’s future operating lease commitments at March 31, 2011 were as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$11,514	$1,534	$1,589	$1,400	$1,456	$1,567	$3,968

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

    On January 6, 2011, the Company entered into a seven-year lease agreement (the “Lease”) with Christensen Holdings, L.P., a California limited partnership. Pursuant to the Lease,  the Company is leasing an office building in Sunnyvale, California consisting of approximately 128,154 square feet, together with the non-exclusive right to use parking facilities and other amenities. The monthly base rent payment for the first year of the Lease is $108,931, with annual increases of 4% in the second, third and fourth years of the Lease and with an annual increases of 9%, 8% and 7% in the fifth, sixth and seventh years of the Lease, respectively. This facility will house the Company’s new corporate headquarters, which the Company expects to begin occupying in the beginning of July 2011, just prior to the expiration of the lease agreement for the Company’s current headquarters in July 2011.

    The Company also leases office spaces in China, Japan, Korea, and Taiwan.

Other Contractual Obligations

    As of March 31, 2011, the Company is committed to make payments relating to a certain engineering services agreement totaling to approximately $2.1 million over the next two quarters of fiscal year 2011.

    As of March 31, 2011, the Company is committed to make loans of approximately $0.8 million during the 2011 fiscal year to a third party company pursuant to a note agreement secured by certain intellectual property assets.

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

Revenue

    The Company attributes revenue to geographic regions based on the “bill to address” location as specified in the customers’ agreements. The following table presents the revenue by geographic region based on bill to location (in thousands):

	Three Months Ended March 31,
	2011	2010
Japan	$15,512	$7,880
Taiwan	12,382	6,540
North America	11,192	10,763
China	4,507	2,485
Europe	2,820	4,678
Korea	2,513	1,671
Other	73	292
	$48,999	$34,309
Reclassifications

    Beginning with the three months ended March 31, 2011, the Company has started to report its product revenue under the following three market categories: 1) Consumer Electronics (CE); 2) Mobile; and 3) Personal Computers (PC). Previously, the Company reported its product revenue under these classifications: 1) CE, 2) PC and 3) Storage. As a result of this change, the Company’s CE product category now consists of the DTV and Home Theater markets.  The Company’s mobile category now incorporates all mobile-related activities, including both HDMI and MHL.  PC consists of all PC and Storage related activities. As a result of the change in the reported market categories, the revenue reported in the quarter ended March 31, 2010 under the previous primary market categorization was reclassified to conform to the quarter ended March 31, 2011 presentation. This reclassification did not impact the Company's previously reported net revenues, operating income, net income, or earnings per share.

    The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Consumer Electronics	$26,255	$21,950
Mobile	6,171	769
Personal Computers	5,631	3,574
Licensing	10,942	8,016
	$48,999	$34,309

    For the three months ended March 31, 2011, five customers each represented 13.4%, 13.1%, 10.8%, 10.5% and 10.0% of the Company’s consolidated revenue. At March 31, 2011, three customers each represented 20.8%, 15.0% and 13.7% of net accounts receivable.

    For the three months ended March 31, 2010, two customers each represented 19.7% and 10.0% of the Company’s consolidated revenue. At March 31, 2010, two customers each represented 26.3% and 11.4% of net accounts receivable.

Property and Equipment

    The table below presents the net book value of the property and equipment by their physical location:

	March 31, 2011	December 31, 2010
	(In thousands)
United States	$5,695	$5,634
China	2,813	2,877
Taiwan	2,154	2,030
Others	738	863
Net book value	$11,400	$11,404

11. Provision for Income Taxes

    For the three months ended March 31, 2011, the Company recorded a provision for income taxes of $1.1 million. The effective tax rate for the three months ended March 31, 2011 was approximately 431% and was based on the Company’s projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes, foreign taxes and a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital.

    The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at March 31, 2011.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

    For the three months ended March 31, 2010, the Company recorded a provision for income taxes of $1.5 million. The effective tax rate for the three months ended March 31, 2010 was (26.6%) and was based on the Company’s projected taxable income for 2010, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes and foreign taxes, partially offset by a benefit of the carryback of the current year federal net operating loss adjusted for certain discrete items recorded during the quarter including an adjustment to the prior year carryback claim.

    The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $51,000 and $94,000 for the three months ended March 31, 2011 and 2010, respectively. The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

12. Fair Value Measurements

Measurement of Fair Value

    Fair value is defined as the price that would be received from selling an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

    A fair value hierarchy is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflects the Company’s own assumptions of market participant valuation (unobservable inputs). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are:

Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

Level 3 — Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

    The Company’s short term investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

    Level 1 assets consist generally of money market fund securities and U.S. government and agency securities. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

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

    The Company’s Level 3 assets consist of loans extended to a third party company pursuant to a note agreement which is fully secured by certain intellectual properties. The note agreement was entered into in anticipation of a strategic transaction that the Company is trying to finalize with the third party company. Since there is no active market for these types of loans, they are valued using a valuation model which is based on the income approach and reflects both observable and significant unobservable inputs. The carrying value of this secured note approximates the fair market value due to the relatively short period of time to maturity.

    The table below sets forth the Company’s assets as of March 31, 2011, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Short-term investments:	(In thousands)
United States government agencies	$16,193	$-	$-	$16,193
Municipal securities	-	96,459	-	96,459
Corporate securities	-	41,729	-	41,729
Total short-term investments at fair value	16,193	138,188	-	154,381
Other assets:
Secured note with a third party company	-	-	7,750	7,750
Liabilities:
Contingent payments in connection with a business combination (Note 14)	-	-	(1,481)	(1,481)
Total net assets measured at fair value	$16,193	$138,188	$6,269	$160,650

    The following table presents the changes in the Company’s Level 3 assets/liabilities, which are measured at fair value on a recurring basis, for the three months ended March 31, 2011 (in thousands):

	Fair Value Measurement Using Level 3 Inputs
	Assets	Liabilities
Beginning balance at January 1, 2011	$3,000	$-
Issuances	4,750	(1,481)
Ending Balance at March 31, 2011	$7,750	$(1,481)

    No gains or losses from these assets/liabilities were recognized during the three months ended March 31, 2011. During the three months ended March 31, 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended March 31, 2011.

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

    The amount of gain (loss) recognized in other comprehensive income (“OCI”) on effective cash flow hedges as of March 31, 2011 and December 31, 2010, the amount of gain (loss) reclassified from accumulated OCI to operating expenses for the three months ended March 31, 2011 and 2010, and the amount of gain (loss) recognized in income on ineffective cash flow hedges for the three months ended March 31, 2011 and 2010 were insignificant.

    As of March 31, 2011 and December 31, 2010, the outstanding foreign currency forward contracts had a total notional value of approximately $1.9 million and $2.9 million, respectively.

14.  Business Acquisition

On February 2, 2011, the Company purchased the net assets Anchor Bay Technology (“ABT’), a San Jose, California based company involved in developing certain technology that is consistent with the Company’s long-term business strategy for a total consideration of approximately $3.6 million. ABT designs and manufactures video processing semiconductor and system-level solutions. ABT offers advanced video processing chips for de-interlacing and format conversion applications, and video scaling chips for Blu-Ray players, HD set-top box, and AV receiver applications.

The total fair value of the purchase consideration for this acquisition consists of the following (in thousands):

Estimated Fair Value
Cash consideration	$1,916
Contingent payments:
First milestone	529
Second milestone	525
Earn-out payments	427
Settlement of pre-existing arrangement	249
Total purchase price	$3,646

Contingent Considerations

First milestone – The Company will pay ABT $590,000 in cash upon the successful release on or before March 31, 2012 of product samples being developed by the Company which incorporate certain of ABT’s technologies.  The acquisition-date fair value of the first milestone payment was approximately $529,000.
.
 Second milestone – The Company will pay ABT $590,000 in cash upon the successful release on or before November 30, 2012 of production units being developed by the Company which incorporate certain of ABT’s technologies. The acquisition-date fair value of the second milestone payment was approximately $525,000.

Earn-out Payments – The former shareholders of ABT are entitled to (i) 50% of net licensing revenue to be derived from each initial ABT IP license entered into by the Company during the first 18 months from the acquisition date and (ii) 50% of support fees collected by the Company on ABT’s IP licenses in excess of 200% of the costs of providing the support services during the first 18 months from the acquisition date.  The acquisition-date fair value of the earn-out payments was approximately $427,000.

The Company had considered the acquisition-date fair values of the milestone and earn-out payments as part of the purchase price. The Company’s management determined the fair values of the contingent payments with the assistance of a valuation firm. The estimation of the fair value of the contingent payments required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors and the probability of the achievement of the factors on which the contingency is based. The Company’s management believes that the achievement of the milestones associated with the contingent considerations is probable.

Prior to this acquisition, in 2010, the Company entered into a IP License Agreement with ABT for the use of certain of its intellectual property in exchange for a payment of $249,000, which was included in “Intangible and Other Assets” in the Company’s consolidated balance sheet as of December 31, 2010. The Company’s acquisition of ABT in February 2011 resulted in the acquisition of the IP licensed in this IP License Agreement and the effective settlement of that agreement. There was no gain or loss on such effective settlement.  As a result, the payment made to ABT in connection to this IP License Agreement was considered part of the acquisition-date fair value of the total consideration transferred.

The allocation of the purchase consideration of this acquisition is summarized as follows (in thousands):

Estimated Fair Value
Intangible assets acquired	$5,000
Goodwill	163
Net liabilities assumed	(1,517)
Total	$3,646

    The Company allocated $163,000 of the purchase price to goodwill which is deductible for tax purposes. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition.

    The accompanying consolidated financial statements for the quarter ended March 31, 2011 include the operations of the aforementioned acquisition, commencing on February 2, 2011, the acquisition date. No supplemental pro-forma information is presented for this acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

    The following table presents details of the intangible assets acquired through the business combination completed during the three months ended March 31, 2011 and the related accumulated amortization and net carrying value as of March 31, 2011 (in thousands, except years):

	Estimated Fair Value	Estimated Useful Life (In Years)	Accumulated Amortization	Net
Intellectual Property	$1,600	6	$(44)	$1,556
Core technology	1,600	3	(89)	1,511
Trade name	600	indefinite	-	600
Customer relationships	500	2	(42)	458
System technology	400	3	(22)	378
In-Process research and development	300	5	-	300
Total	$5,000		$(197)	$4,803

    The Company does not believe there is any significant residual value associated with these intangible assets. The Company amortizes the intangible assets straight-line over their estimated useful lives. During the three months ended March 31, 2011, the Company recognized $197,000 amortization related to these intangible assets, which was presented as “Amortization of Intangible Assets” in the consolidated statement of operations for the three months ended March 31, 2011. The intangible asset related to the in-process research and development will be amortized over the estimated useful life of the technology upon completion of its development. As of March 31, 2011, the related in-process research development was not yet completed.

    The estimated future amortization expense related to intangible assets at March 31, 2011 is as follows:

Estimated Amortization (in Thousands)
2011 (remaining 9 months)	$888
2012	1,183
2013	954
2014	322
2015	267
Thereafter	289
Total	$3,903

15.  Subsequent Events

On April 13, 2011, the Company entered into a definitive agreement to acquire SiBEAM, Inc., a privately-held, fabless semiconductor company headquartered in Sunnyvale, CA.  SiBEAM is a provider of high-speed wireless communication products for uncompressed HD video in consumer electronics and personal computer applications, a founding member of the WirelessHD™ Consortium and a member of the Wireless Gigabit Alliance (WiGig™). The purchase price of this acquisition is expected to be approximately $25.5 million in cash and Silicon Image stock.  The proposed transaction is expected to close during the quarter ended June 30, 2011.  The Company intends to finalize its estimates of the impact of the transaction in its financial position, results of operations and cash flows upon consummation of the transaction during the second quarter of fiscal year 2011.

In April 2011, the Company entered into a secured promissory note with another company in anticipation of a strategic transaction. Under the terms of the note, the Company will extend loans to that company of up to $2 million, of which $500,000 had already been made. The loans bear an interest rate of 24% per annum and are secured by all the inventories and receivables of the other company.

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

Company Overview

Silicon Image is a leading provider of advanced, interoperable connectivity solutions that enable the reliable distribution and presentation of HD content for CE, mobile, and PC markets.  We deliver our technology via semiconductor and IP products that are compliant with global industry standards and also feature industry leading Silicon Image innovations such as InstaPort™.  Silicon Image’s products are deployed by the leading global electronics manufacturers in devices such as desktop and notebook PCs, DTVs, Blu-Ray Disc™ players, audio-video receivers, as well as mobile phones, tablets and digital cameras.  We have driven the creation of the highly successful HDMI® and DVI™ industry standards, as well as the latest standards for mobile devices - SPMT™ and MHL™.  Via our wholly-owned subsidiary, Simplay Labs, LLC. Silicon Image offers manufacturers comprehensive standards interoperability and compliance testing services. Founded in 1995, we are headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Japan, Korea, and Taiwan.

    Our mission is to be the leader in advanced interoperable connectivity solutions for consumers.  Our “standards plus” business strategy is to expand the available market for our products and IP solutions through the development, introduction and promotion of market leading products which are based on industry standards but also include Silicon Image innovations that our customers value. We believe that our innovation around our core competencies, establishing industry standards and building strategic relationships, positions us to continue to drive change in the emerging world of high quality digital media storage, distribution and presentation.

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

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 57.7% of our revenue for the three months ended March 31, 2011 and 50.0% of our revenue for the three months ended March 31, 2010. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three months ended March 31, 2011 and 2010, 58.5% and 44.4% of our revenue, respectively, was generated through distributors.

A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, represented 71.4% of our revenue for the three months ended March 31, 2011 and 55.0% for the three months ended March 31, 2010. The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, mobile and computer products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. Primarily all revenue to date has been denominated in U.S. dollars.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the following accounting policies to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) inventories, (3) goodwill and intangible assets, (4) income taxes, (5) restructuring liabilities, (6) stock-based compensation expense, and (7) legal matters. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

REVENUE

Beginning with the three months ended March 31, 2011, as a result of increasing Mobile product revenue as mobile device manufacturers start to integrate Mobile High-Definition Link (MHL™)-based products into their smart phones and tablets, we have started to report our product revenue under the following three market categories: 1) Consumer Electronics (CE); 2) Mobile; and 3) Personal Computers (PC). Previously, we reported our product revenue under these classifications: 1) CE, 2) PC and 3) Storage. Due to our recent realignment of our short-term and long-term strategies to our core competencies, we believe that the storage business, unlike in the past when it was a significant market, will not be a significant part of our business in fiscal year 2011 and in future years. As a result of this change, our CE market category now consists of the DTV and Home Theater markets.  Our Mobile category now incorporates all mobile-related activities, including both HDMI and MHL.  PC consists of all PC and Storage related activities. As a result of the change in the reported market categories, the revenue we reported in the quarter ended March 31, 2010 under the previous primary market categorization was reclassified to conform to the quarter ended March 31, 2011 presentation. This reclassification did not impact our previously reported net revenues, operating income, net income, or earnings per share.

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Consumer Electronics	$26,255	$21,950	19.6%
Mobile	6,171	769	702.5%
Personal Computers	5,631	3,574	57.6%
Total product revenue	$38,057	$26,293	44.7%
Percentage of total revenue	77.7%	76.6%
Licensing revenue	$10,942	$8,016	36.5%
Percentage of total revenue	22.3%	23.4%
Total revenue	$48,999	$34,309	42.8%

    Our consolidated total revenue for the three months ended March 31, 2011 was $49.0 million, an increase of $14.7 million, or 42.8%, from the same period in 2010. Revenue grew across all market categories. The significant increase in revenue was primarily due to increased demand for our CE, Mobile and PC products and the increase in our licensing revenue.  Revenue from our CE, Mobile and PC products during the three months ended March 31, 2011 increased by $4.3 million or 19.6%, $5.4 million or 702.5%, and $2.1 million or 57.6%, respectively, compared to the same period in 2010. The $4.3 million or 19.6% increase in CE revenue was primarily driven by an increase in unit shipments. Our unit shipments during the three months ended March 31, 2011 for our CE products increased by 34.9%, compared to the same period in 2010, which was primarily due to increased demand for our port processors from the DTV market because of new products recently introduced in the market. The 34.9% increase in unit shipments for our CE products was partially offset by a 10.6% decrease in average selling price for our CE products during the three months ended March 31, 2011 when compared to the same period in 2010.  The $5.4 million increase in Mobile revenue during the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the successful launch of the MHL technology in the latter part of 2010 which resulted in Mobile product shipments starting in the first quarter of 2011. The $2.1 million or 57.6% increase in PC revenue during the three months ended March 31, 2011 compared to the same period in 2010 was primarily driven by the 45.2% increase in PC product unit shipments during the three months ended March 31, 2011 compared to the same period in 2010, which was primarily driven by the increased demand for our DVI products and SATA controllers. The 8.5% increase in the average selling price of our PC products during the three months ended March 31, 2011 compared to the same period in 2010 also contributed to the 57.6% increase in our PC revenue.

    Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology.  IP licensing continues to represent an important part of our overall business.  Revenue from licensing accounted for 22.3% and 23.4% of our total revenue for the three months ended March 31, 2011 and 2010, respectively. Licensing revenue during the three months ended March 31, 2011 increased by $2.9 million or 36.5% when compared to the same period in 2010, primarily due to higher new licensing deals closed during the three months ended March 31, 2011 compared to the same period in 2010.

    In March 2011, Japan was hit by a 9.0-magnitude earthquake which triggered extremely destructive tsunami waves. The earthquake and tsunami significantly impacted the Japanese people and the overall economy of Japan. For example, 31.7% of our revenue for the three months ended March 31, 2011 were to customers in Japan and certain materials in the production of our products are sourced from Japan. In addition, our operations could be further impacted if our customers are unable to obtain components from other vendors for their products that incorporate our products. We are currently evaluating the impact of the disaster in Japan on our current and future operations. At this stage of evaluation given the short period of time from the date of the disaster, we do not have sufficient information to determine the quantitative impact or a range of impact on our current or future operations.  Should we determine that there is a measurable impact, we will provide certain disclosures discussing the impact, if any, of the disaster in Japan on our current and future operations in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as well as in future periodic reports, as necessary.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended March 31,
	2011	2010	Change
	(Dollars in thousands)
Cost of product revenue (1)	$19,872	$14,822	34.1%
Product gross profit	18,185	11,471	58.5%
Product gross profit margin	47.8%	43.6%

(1) Includes stock-based compensation expense	$180	$184

Cost of licensing revenue	$400	$23	1639.1%
Licensing gross profit	10,542	7,993	31.9%
Licensing gross profit margin	96.3%	99.7%

Total cost of revenue	$20,272	$14,845	36.6%
Total gross profit	28,727	19,464	47.6%
Total gross profit margin	58.6%	56.7%

    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Our overall gross profit, as a percentage of revenue, was 58.6% for the three months ended March 31, 2011 and 56.7% for the same period in 2010.  Total cost of revenue for the three months ended March 31, 2011 increased by $5.4 million or 36.6%, when compared to the total cost of revenue in the same period in 2010. The increase in the total cost of revenue was primarily due to the growth in revenue volume during the same comparative periods.

    Product gross profit margin for the three months ended March 31, 2011 was 47.8%, compared to 43.6% for the same period in 2010. The 4.2% increase in product gross profit margin during the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable  to the 6.3% increase in the gross profit margin due to the wafer, testing and assembly cost reductions during the three months ended March 31, 2011 compared  to same period in 2010 and a  3.6% increase in the gross profit margin due to better overhead absorption resulting from our higher revenue volume and effective inventory management, partially offset by the 5.7% decrease in the gross profit margin due to a decrease in our average selling price.

    Our licensing gross profit margin for the three months ended March 31, 2011 was 96.3%, compared to 99.7% for the three months ended March 31, 2010.  Licensing gross margin during the three months ended March 31, 2011 decreased by 3.4%, compared to the same period in 2010 primarily due to higher mix of IP customization projects during the three months ended March 31, 2011 compared to the same period in 2010.

OPERATING EXPENSES

	Three Months Ended March 31,
Research and development	2011	2010	Change
	(Dollars in thousands)
Research and development(1)	$15,243	$13,137	16.0%
Percentage of total revenue	31.1%	38.3%
(1) Includes stock-based compensation expense	573	645

    Research and Development (R&D). R&D expense consists primarily of compensation and benefits, including stock-based compensation, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense for the three months ended March 31, 2011 increased by $2.1 million or 16.0% when compared to the same period in 2010 primarily due to the increase in project related expenses of approximately $1.1 million and increase in salaries as a result of annual merit increases given to employees during the three months ended March 31, 2011 totaling approximately $1.1 million.

	Three Months Ended March 31,
Selling general and administrative	2011	2010	Change
	(Dollars in thousands)
Selling, general and administrative (1)	$13,051	$12,030	8.5%
Percentage of total revenue	26.6%	35.1%
(1) Includes stock-based compensation expense	1,132	1,331

    Selling, General and Administrative (SG&A). SG&A expense consists primarily of compensation and benefits, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three months ended March 31, 2011 was $1.0 million or 8.5% higher than what was incurred in the same period in 2010 primarily due to the increase in compensation related expenses driven by the annual merit increases given during the three months ended March 31, 2011 totaling approximately $1.6 million, partially offset by certain general and administrative expenses.

	Three Months Ended March 31,
Provision for income taxes	2011	2010	Change
	(Dollars in thousands)
Provision for income taxes	$1,068	$1,521	-29.8%
Percentage of total revenue	2.2%	4.4%

                   Provision for Income Taxes. For the three months ended March 31, 2011, we recorded a provision for income taxes of $1.1 million. The effective tax rate for the three months ended March 31, 2011 was approximately 431% and was based on our projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes, foreign taxes and a provision for charges in lieu of income taxes related to employee stock plans.

                  For the three months ended March 31, 2010, we recorded a provision for income taxes of $1.5 million. The effective tax rate for the three months ended March 31, 2010 was (26.6%) and was based on our projected taxable income for 2010, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes and foreign taxes, partially offset by a benefit of the carryback of the current year federal net operating loss adjusted for certain discrete items recorded during the quarter including an adjustment to the prior year carryback claim.

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

	March 31, 2011	December 31, 2010	Change
	(Dollars in thousands)
Cash and cash equivalents	$27,264	$29,942	$(2,678)
Short term investments	154,381	160,538	(6,157)
Total cash, cash equivalents and short term investments	$181,645	$190,480	$(8,835)
Percentage of total assets	70.5%	76.0%

Total current assets	$227,721	$230,813	(3,092)
Total current liabilities	(47,533)	(46,067)	(1,466)
Working capital	$180,188	$184,746	(4,558)

    At March 31, 2011, we had $180.2 million of working capital including $181.6 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased by $8.8 million from $190.5 million as of December 31, 2010 to $181.6 million as of March 31, 2011 primarily due to $1.9 million business acquisition cash consideration, $1.8 million cash used to satisfy certain liabilities assumed in connection with the business acquisition and $4.8 million bridge loans extended to another company pursuant to a note agreement secured by certain intellectual property assets.

    The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories  and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue, and deferred margin on sales to distributors. Working capital at March 31, 2011 decreased by approximately $4.6 million when compared to the working capital at December 31, 2010 primarily due to the $3.1 million decrease in operating assets and $1.5 million increase in operating liabilities. The $3.1 million decrease in operating assets was primarily due to the previously mentioned $8.8 million decrease in total cash and cash equivalents and short-term investments, partially offset by the $4.2 million and $1.0 million increase in accounts receivable and inventories, respectively. The increase in accounts receivable was primarily due to the increase in billings over collections during the three months ended March 31, 2011. The increase in inventories was mainly due to inventory build-up in preparation for the second quarter shipments. The $1.5 million increase in operating liabilities was mainly due to the $5.2 million increase in deferred margin on sales to distributors, partially offset by the $3.1 million and $0.6 million decrease in accrued and other current liabilities and deferred license revenue, respectively. The increase in deferred margin on sales to distributors was mainly due to the increasing activities with our distributors driven by the acceleration of demand for our products while the $3.1 million decrease in accrued and other current liabilities was mainly attributable to the payment in the first quarter of 2011 of the fiscal year 2010 Company-wide bonuses.

    We believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our liquidity requirements for at least the next twelve months.

    Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash provided by (used in) operating activities	$(3,367)	$14,043
Cash used in investing activities	(3,208)	(13,446)
Cash provided by financing activities	3,901	278
Effect of exchange rate changes on cash and cash equivalents	(4)	405
Net increase (decrease) in cash and cash equivalents	$(2,678)	$1,280

    During the three months ended March 31, 2011, cash and cash equivalents decreased by $2.7 million. This decrease was primarily the result of the cash used in our operating and investing activities of $3.4 million and $3.2 million, respectively, partially offset by the cash generated from our financing activities of approximately $3.9 million.

 Operating Activities

    The $3.4 million cash used in our operating activities during the three months ended March 31, 2011 was primarily due to the increase in operating assets, such as accounts receivable, inventories and prepaid expenses and other current assets.

    The increase in accounts receivable was primarily due to the increase in billings over collections during the three months ended March 31, 2011. The increase in inventories was mainly due to inventory build-up in preparation for the second quarter shipments and the increase in prepaid expenses and other current assets was primarily due to normal prepayments of certain operating expenses.

Investing Activities

    The $3.2 million cash used in our investing activities during the three months ended March 31, 2011 was due primarily to the $1.9 million cash payment made in connection with the business acquisition, $1.9 million net investment in property and equipment and $4.8 million advances to another company pursuant to a note agreement secured by certain intellectual property assets, partially offset by the net proceeds from the sale of short-term investments of approximately $5.4 million. During the three months ended March 31, 2011, we sold $35. 5 million and purchased $30.1 million short-term investments.

    We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

    The $3.9 million cash generated from our financing activities during the three months ended March 31, 2011 was primarily due to the proceeds from issuances of common stock of approximately $4.1 million and to the excess tax benefits from employee stock-based transactions of approximately $0.9 million, partially offset by the cash used to repurchase restricted stock units for minimum statutory income tax withholding of approximately $1.1 million.

Commitments and Contractual Obligations

    Our principal commitments primarily consist of obligations outstanding under operating leases and other contractual obligations.

    Our contractual obligations under operating leases primarily relate to our leased facilities under our non-cancelable operating leases. The majority of our office space is located in United States, including our corporate headquarters in Sunnyvale, California. Our longest lease expires in June 2018.

    Our future operating lease commitments at March 31, 2011 were as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$11,514	$1,534	$1,589	$1,400	$1,456	$1,567	$3,968

    As of March 31, 2011, we are committed to make payments relating to certain research and development agreement totaling to approximately $2.1 million over the next two quarters of fiscal year 2011.

    As of March 31, 2011, we are committed to make loans of approximately $0.8 million in 2011 to a third party company pursuant to a note agreement secured by certain intellectual property assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of March 31, 2011, we had an investment portfolio of securities as reported in short-term investments of approximately $154.4 million. A sensitivity analysis was performed on our investment portfolio as of March 31, 2011. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$592,000	$1,185,000	$1,777,000

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

    The following represents the potential change to the value of our investments given a shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$656,000	$1,313,000	$1,969,000

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

Foreign Currency Exchange Risk

    A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, British Pound, the South Korean Won, Taiwan Dollar and the Chinese Yuan. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  The following represents the potential impact on our cash flows of a change in the value of the U.S. dollar compared to the Chinese Yuan, Japanese Yen, Euro, British Pound, Taiwan Dollar and Korean Won for the three months ended March 31, 2011 and 2010.  This sensitivity analysis aggregates our activity in these currencies for the quarters ended March 31, 2011 and 2010, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10%.

	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	5%	5%	7.5%	7.5%	10%	10%
China	$103	$71	$154	$107	$205	$142
Japan	94	38	141	56	188	75
Germany	-	439	-	659	-	879
Others	47	31	71	46	94	62
Total	$244	$579	$366	$869	$487	$1,158

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

    As of March 31, 2011, the outstanding foreign exchange contracts had a total notional value of $1.9 million.  See Note 13 to the Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

    Please refer to Note 9 to our financial statements under Part I Item I financial statements.

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

            Our future growth and success depends on our ability to develop and bring to market - on a timely basis - new products, such as those supporting the new Mobile High-Definition Link (MHL) standard. There can be no assurance that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our new or future products will achieve the desired level of market acceptance in the anticipated timeframes or that any such new or future products will contribute significantly to our revenue. Our new products face significant competition from established companies that have been selling competitive products for longer periods of time than we have. Our inability to develop and market new products could negatively affect our business and results of operations.

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

Our business has been and may continue to be significantly impacted by deterioration in worldwide economic conditions and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

    Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. Despite signs of improvement, there can be no assurance that there will not be renewed deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our CE product revenue, which comprised approximately 69.0% and 83.5% of total product revenue for the three months ended March 31, 2011 and 2010, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. As a result of the recent recession experienced by the US economy and other economies around the world, the demand for overall consumer electronics has been and may continue to be adversely affected. As a result, the demand for our CE, Mobile and PC products and our operating results has been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, Mobile and PC products and on our financial condition and operating results.

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

    The CE, Mobile and PC markets in which we operate are intensely competitive. These markets are characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. We expect competition for many of our products to increase, as industry standards become widely adopted, as competitors reduce prices and offer products with greater levels of integration, and as new competitors enter our markets.

    Our products face competition from companies selling similar discrete products and from companies selling products such as chipsets and system-on-a-chip (SoC) solutions with integrated functionality. Our competitors include semiconductor companies that focus on the CE, Mobile and PC  markets, as well as major diversified semiconductor companies and we expect that new competitors will enter our markets. Current or potential customers, including our own licensees, may also develop solutions that could compete with us, including solutions that integrate the functionality of our products into their solutions. In addition, current or potential OEM customers may have internal semiconductor capabilities and may develop their own solutions for use in their products rather than purchasing them from companies such as us. Some of our competitors have already established supplier or joint development relationships with current or potential customers and may be able to leverage their existing relationships to discourage these customers from purchasing products from us or persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and as a result, they may be able to adapt more quickly to new or emerging technologies and customer requirements, or devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, NXP, Broadcom, Intel, National Semiconductor and Texas Instruments and CE manufacturers, such as Panasonic, Sony, Samsung and Toshiba, may compete against us in the future. Some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

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

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended March 31, 2011, revenue from Innotech Corporation, Samsung Electronics, Weikeng Industrial, Edom Technologies, Inc. and Microtek, Inc. accounted for 13.4%, 13.1%, 10.8%, 10.5% and 10.0% of our total revenue, respectively.  For the three months ended March 31, 2010, revenue from Samsung Electronics and Innotech Corporation accounted for 19.7% and 10.0% of our total revenue, respectively.  In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

    Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.  Distributors generated 58.5% and 44.4% of our revenue for the three months ended March 31, 2011 and 2010, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

    For example, in January 2007, we completed the acquisition of sci-worx, now Silicon Image, GmbH.  In 2009, because of our decision to focus on discrete semiconductor products and related intellectual property, we decided to restructure our research and development operations resulting in the closure of our two sites in Germany. We acquired Anchor Bay Technologies in February 2011 and we entered into a definitive agreement to acquire SiBEAM in April 2011. There is a risk that integration difficulties may cause us not to realize expected benefits from these strategic transactions. The success of the acquisitions could depend, in part, on our ability to realize the anticipated benefits and cost savings (if any) from combining the businesses of the acquired companies and our business, which may take longer to realize than expected.

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

    A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months ended March 31, 2011 and 2010, approximately 77.2%, and 68.6% of our total revenue respectively, was generated from customers and distributors located outside of North America, primarily in Asia. We anticipate that sales outside of the North America will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

    As part of our current business model, we outsource certain of our R&D activities in response to certain peak resource requirements and on-going development activities and we have transitioned some of our R&D activities to new locations in Asia. If we are unable to properly manage and effectively utilize these resources, they could have adverse effects on our business, financial condition and operating results.

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

 Our participation in working groups for the development and promotion of industry standards in our target markets, including the HDMI and MHL specifications, requires us to license some of our intellectual property for free or under specified terms and conditions, which may make it easier for others to compete with us in such markets.

    A key element of our business strategy includes participating in working groups to establish industry standards in our target markets, promoting  and enhancing  specifications and developing and marketing products based on such specifications and future enhancements. We are a founder in the working groups that develop and promote the HDMI specification and the MHL specification. In connection with our participation in such working groups:

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

    Accordingly, certain companies that implement the HDMI and MHL specifications in their products can use specific elements of our intellectual property to compete with us, in certain cases, for free. Although in the case of the HDMI and MHL specifications, there are annual fees and royalties associated with the adopters’ agreements, there can be no assurance that our shares of such annual fees and royalties will adequately compensate us for having to license or refrain from asserting our intellectual property.

    Through our wholly-owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI specification and are responsible for promoting and administering the specification.  We receive all the license fees paid by adopters of the HDMI specification to cover the costs we incur to promote and administer the HDMI specification.  There can be no assurance that, going forward, we will continue to act as agent of the HDMI specification and/or receive all the license fees paid by HDMI adopters.  After an initial period during which we received all of the royalties paid by HDMI adopters, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification, and following this reallocation, our portion of HDMI royalties was reduced to approximately 62%.   In 2010, HDMI founders again reviewed the allocation of HDMI royalties and agreed on an allocation formula that reduced to approximately 50% the portion of HDMI royalties received by us effective January 2011. Further, we expect that HDMI founders will continue to review the allocation of HDMI royalties from time to time and there can be no assurance regarding the portion of HDMI royalties received by us in the future.

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

    As the agent for the HDMI specification, we derive revenue from the license fees paid by adopters, and as a founder we derive revenue from the royalties paid by the adopters of the HDMI technology. Any development that has the effect of lowering the number of adopters of the HDMI standard will negatively impact these license fees and royalties. Also, when the HDMI consortium was first formed, we received 100% of the royalties collected from HDMI adopters. During 2007, the founders agreed to share the HDMI adopter’s royalty revenues among the various founders, such that we no longer receive all of the royalties, and in 2010, the HDMI founders agreed upon a royalty allocation formula that reduced our share of HDMI royalties effective January 2011. The allocation of license fees and royalty revenue among the HDMI founders is an issue that is reviewed and discussed by the founders from time to time. There can be no assurance that going forward we will continue to act as agent of the HDMI specification or to receive the share of HDMI license fees and royalties that we currently receive. If our share of these license fees and royalties is reduced, this decision will have a negative impact on our revenues. Refer to the previously discussed risk factor above which also discusses the sharing of HDMI royalty revenues among various founders.

 Our success depends on managing our relationship with Intel.

    Intel has a dominant role in many of the markets in which we compete, such as PC and storage and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:
•	Intel and Silicon Image have been parties to business cooperation agreements;
•	Intel and Silicon Image are parties to a patent cross-license;

•	Intel and Silicon Image worked together to develop HDCP;
•	an Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;

•	Intel and Silicon Image were two of the promoters of the DDWG;
•	Intel is a promoter of the SATA working group, of which we are a contributor;

•	Intel is a supplier to us and a customer for our products;
•	we believe that Intel has the market presence to drive adoption of SATA by making it widely available in its chipsets and motherboards, which could affect demand for our products;

•	we believe that Intel has the market presence to affect adoption of HDMI by either endorsing complementary technology or promulgating a competing standard, which could affect demand for our products;
•	Intel may potentially integrate the functionality of our products, including SATA, DVI, or HDMI into its own chips and chipsets, thereby displacing demand for some of our products;

•	Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;
•	Intel’s technology, including its chipsets, may lower barriers to entry for other parties who may enter the market and compete with us; and

•	Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.
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

    Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the three months ended March 31, 2011 and 2010 customers and distributors located in Japan generated 31.7% and 23.0% of our revenue, respectively, and customers and distributors located in Taiwan generated 25.3% and 19.1% of our revenue, respectively. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

    In March 2011, Japan was hit by a 9.0-magnitude earthquake which triggered extremely destructive tsunami waves. The earthquake and tsunami significantly impacted the Japanese people and the overall economy of Japan. For example, 31.7% of our revenue for the three months ended March 31, 2011 were to customers in Japan and certain materials in the production of our products are sourced from Japan. In addition, our operations could be further impacted if our customers are unable to obtain components from other vendors for their products that incorporate our products. We are currently evaluating the impact of the disaster in Japan on our current and future operations. At this stage of evaluation given the short period of time from the date of the disaster, we do not have sufficient information to determine the quantitative impact or a range of impact on our current or future operations.  Should we determine that there is a measurable impact, we will provide certain disclosures discussing the impact, if any, of the disaster in Japan on our current and future operations in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as well as in future periodic reports, as necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share amounts)

            None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5. Other Information

Beginning with the three months ended March 31, 2011, as a result of increasing Mobile product revenue as mobile device manufacturers start to integrate Mobile High-Definition Link (MHL™)-based products into their smart phones and tablets, we have started to report our product revenue under the following three market categories: 1) Consumer Electronics (CE); 2) Mobile; and 3) Personal Computers (PC). Previously, we reported our product revenue under these classifications: 1) CE, 2) PC and 3) Storage. Due to our recent realignment of our short-term and long-term strategies to our core competencies, we believe that the storage business, unlike in the past when it was a significant market, will not be a significant part of our business in fiscal year 2011 and in future years. As a result of this change, our CE market category now consists of the DTV and Home Theater markets.  Our Mobile category now incorporates all mobile-related activities, including both HDMI and MHL.  PC consists of all PC and Storage related activities. As a result of this change, we are reporting product revenue under the new primary markets for the years ended December 31, 2010, 2009 and 2008. The table below presents our product revenue for the years ended December 31, 2010, 2009 and 2008 had the change in product primary market categories been in effect for these years.

	Year Ended December 31
	2010	2009	2008
Consumer Electronics	$118,192	$97,501	$159,985
Mobile	10,525	2,684	3,368
Personal Computers	24,124	22,483	69,848
Total product revenue	$152,841	$122,668	$233,201

The Storage revenue for the years ended December 31, 2010, 2009 and 2008 which was included in the PC revenue category under the new market categorization in the table above amounted to $12.9 million, $11.4 million and $25.5 million, respectively.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01*	Employee Bonus Plan for Fiscal Year 2011.					X

10.02	Lease Agreement entered into on January 6, 2011 between Christensen Holdings, L.P. and the Registrant.	10-K	000-26887	10.33	2/17/2011

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	This exhibit is a management contract or compensatory plan or arrangement.

**   This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2011	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry Chief Financial Officer (Principal Financial Officer)

Exhibit Index
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01*	Employee Bonus Plan for Fiscal Year 2011.					X

10.02	Lease Agreement entered into on January 6, 2011 between Christensen Holdings, L.P. and the Registrant.	10-K	000-26887	10.33	2/17/2011

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

 *   This exhibit is a management contract or compensatory plan or arrangement.

  **    This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.