Form 10-Q
period 2011-06-30
SILICON IMAGE INC
filed 2011-08-04
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 000-26887

Silicon Image, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0396307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

1140 East Arques Avenue, Sunnyvale, California 94085
 (Address of principal executive office)(Zip Code)

(408) 616-4000
(Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT July 29, 2011
Common Stock, $0.001 par value	80,985,153

SILICON IMAGE, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

EXHIBIT 10.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$40,926	$29,942
Short-term investments	119,493	160,538
Accounts receivable, net of allowances for doubtful accounts of $1,637 at June 30, 2011 and $1,620 at December 31, 2010	29,691	22,598
Inventories	14,537	10,212
Prepaid expenses and other current assets	6,316	6,515
Deferred income taxes	1,130	1,008
Total current assets	212,093	230,813
Property and equipment, net	11,885	11,404
Intangible assets, net (Notes 14 and 15)	12,907	-
Goodwill (Notes 14 and 15)	18,646	-
Deferred income taxes, non-current	4,673	4,795
Other assets	11,082	3,607
Total assets	$271,286	$250,619
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,199	$10,615
Accrued and other current liabilities	19,702	17,771
Deferred margin on sales to distributors	13,552	13,484
Deferred license revenue	3,089	4,197
Total current liabilities	48,542	46,067
Other long-term liabilities	14,721	13,356
Total liabilities	63,263	59,423
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 80,980,835 at June 30, 2011 and 78,191,027 at December 31, 2010	97	95
Additional paid-in capital	497,027	476,915
Treasury stock, shares issued, but not oustanding: 17,252,633 at June 30, 2011 and 17,076,173 at December 31, 2010	(109,206)	(107,745)
Accumulated deficit	(180,063)	(177,957)
Accumulated other comprehensive income (loss)	168	(112)
Total stockholders’ equity	208,023	191,196
Total liabilities and stockholders’ equity	$271,286	$250,619

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product	$42,019	$38,364	$80,076	$64,657
Licensing	11,534	6,186	22,476	14,202
Total revenue	53,553	44,550	102,552	78,859
Cost of revenue and operating expenses:
Cost of product revenue (1)	22,267	19,489	42,139	34,311
Cost of licensing revenue	100	13	500	36
Research and development (2)	15,581	13,659	30,824	26,796
Selling, general and administrative (3)	13,840	11,141	26,891	23,171
Restructuring expense (Note 5)	732	268	1,097	853
Amortization of intangible assets	396	38	593	75
Total cost of revenue and operating expenses	52,916	44,608	102,044	85,242
Income (loss) from operations	637	(58)	508	(6,383)
Interest income and other, net	634	630	1,011	1,234
Income (loss) before provision for income taxes	1,271	572	1,519	(5,149)
Income tax expense (benefit)	2,557	(1,203)	3,625	318
Net income (loss)	$(1,286)	$1,775	$(2,106)	$(5,467)

Net income (loss) per share – basic and diluted	$(0.02)	$0.02	$(0.03)	$(0.07)
Weighted average shares – basic	80,223	76,718	79,477	76,364
Weighted average shares – diluted	80,223	77,511	79,477	76,364

(1) Includes stock-based compensation expense	$134	$145	$314	$329
(2) Includes stock-based compensation expense	$788	$725	$1,361	$1,370
(3) Includes stock-based compensation expense	$1,089	$1,115	$2,221	$2,446

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,106)	$(5,467)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expense	3,896	4,145
Depreciation	3,266	4,048
Amortization of investment premium	1,569	1,365
Tax benefits from employee stock-based transactions	1,433	-
Excess tax benefits from employee stock-based transactions	(1,433)	-
Amortization of intangible assets	593	75
Realized gain on sale of short-term investments	(145)	(84)
Asset impairment due to restructuring	-	184
Others	181	51
Changes in assets and liabilities:
Accounts receivable	(6,560)	4,085
Inventories	(2,774)	(2,475)
Prepaid expenses and other assets	(48)	21,252
Accounts payable	(419)	5,760
Accrued and other liabilities	(1,624)	(15,029)
Deferred license revenue	(1,590)	1,481
Deferred margin on sales to distributors	68	2,168
Cash provided by (used in) operating activities	(5,693)	21,559
Cash flows from investing activities:
Proceeds from sales of short-term investments	109,708	67,262
Purchases of short-term investments	(70,046)	(96,546)
Cash used in business acquisitions, net of cash acquired	(15,910)	-
Purchases of property and equipment	(3,745)	(2,322)
Other investing activities	(7,090)	-
Cash provided by (used in) investing activities	12,917	(31,606)
Cash flows from financing activities:
Proceeds from issuances of common stock	4,354	1,300
Excess tax benefits from employee stock-based transactions	1,433	-
Repurchase of restricted stock units for income tax withholding	(1,461)	(1,158)
Payment of a line of credit assumed in business acquisition	(523)	-
Cash provided by financing activities	3,803	142
Effect of exchange rate changes on cash and cash equivalents	(43)	270
Net increase (decrease) in cash and cash equivalents	10,984	(9,635)
Cash and cash equivalents — beginning of period	29,942	29,756
Cash and cash equivalents — end of period	$40,926	$20,121
Supplemental cash flow information:
Common stock issued in connection with business acquisition (1.3 million shares issued)	$10,429	$-
Restricted stock units vested	$4,416	$3,214
Net refund (cash payment) for income taxes	$(3,111)	$20,566
Property and equipment purchased but not paid for	$597	$652

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2010 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of  June 30, 2011 and December 31, 2010 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and the related consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Financial results for the three and six months ended June 30, 2011 are not necessarily indicative of future financial results.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Accounting Standards Codification (ASC) Topic 220). This ASU provides the guidance on the presentation of comprehensive income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both presentation alternatives. This Company is currently evaluating which presentation alternative it will utilize.

    In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurements (ASC Topic 820). This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Other than requiring additional disclosures on the Company’s “Level 3” disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated results of operations and financial position.

    In December 2010, FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The provisions under this ASU became effective for the Company beginning in fiscal year 2011. See Note 14 for the business acquisition related disclosures following this ASU guidance.

    In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The provisions under this ASU became effective for the Company beginning in fiscal year 2011.  Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial position.

Adoption of FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements

    In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605)- Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and became effective for the Company’s first quarter of fiscal year 2011. The Company adopted the provisions under this update beginning in fiscal year 2011. As a result of the adoption of ASU 2009-13, revenue for the three and six months ended June 30, 2011 was approximately $21,000 and  $413,000, respectively, higher than the revenue that would have been recorded under the previous accounting rules.

    As a result of the adoption of ASU 2009-13, the Company adopted the following accounting policy on licensing revenue recognition:

    The Company derives revenue from the license of its intellectual property (IP). The Company enters into IP licensing agreements that generally provide licensees the right to incorporate its IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with the Company’s licensees is classified as licensing revenue. The Company’s IP licensing agreements generally include multiple elements, which may include one or more off-the-shelf and/or customized IP licenses bundled with support services covering a fixed period of time, usually one year. For such multiple element IP licensing arrangements, the Company follows the guidance in FASB ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, to determine whether there is more than one unit of accounting.

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

3.  SIGNIFICANT ACCOUNTING POLICIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock based compensation, inventory valuation, realization of long lived assets, including goodwill and intangibles, income taxes, deferred tax assets, restructuring liabilities and legal matters. The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of all intercompany balances and transactions.

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee stock option plans:
Expected life in years	4.0	4.2	4.0	4.2
Expected volatility	70.4%	64.7%	69.7%	64.2%
Risk-free interest rate	1.3%	1.8%	1.5%	1.9%
Expected dividends	none	none	none	none
Weighted average fair value	$3.27	$1.83	$3.60	$1.59

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	71.1%	51.7%	71.1%	51.7%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected dividends	none	none	none	none
Weighted average fair value	$3.04	$0.71	$3.04	$0.71

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

    For the three months ended June 30, 2011 and 2010 no shares were purchased under the ESPP program. For the six months ended June 30, 2011 and 2010, 514,111 and 596,485 shares were purchased under the ESPP program, respectively. At June 30, 2011, the Company had $158,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a period of approximately 1.5 months.

Stock Options Activity

    The following is a summary of activity under the Company’s stock option plans during the six months ended June 30, 2011, excluding RSUs (in thousands, except weighted average exercise price):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Terms in Years	Value
At January 1, 2011	4,965	$5.54
Granted	1,848	6.81
Forfeitures and cancellations	(157)	7.16
Exercised	(614)	4.40
At June 30, 2011	6,042	$6.01	5.64	$8,437
Vested and expected to vest at June 30, 2011	5,085	$6.15	5.42	$6,978
Exercisable at June 30, 2011	2,504	$7.25	4.00	$2,798

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on June 30, 2011. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and six months ended June 30, 2011 was $374,000 and $2.7 million, respectively, and was insignificant for the three and six months ended June 30, 2010 due to limited number of exercises during those periods.  The total fair value as of the vesting date of the options which vested was $0.5 million  and $0.9 million during the three and six months ended June 30, 2011, respectively, and $1.2 million and $2.7 million during the three and six months ended June 30, 2010, respectively.

    At June 30, 2011, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 3.11 years, was $6.3 million, net of estimated forfeitures.

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

    A summary of activity with respect to the Company’s RSUs during the six months ended June 30, 2011 is as follows: (in thousands, except weighted-average grant date fair value per share):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2011	2,719	$3.49
Granted	1,974	$6.93
Vested	(538)	$3.16
Forfeitures and cancellations	(137)	$5.41
Outstanding at June 30, 2011	4,018	$5.14

    The total grant date fair value of the RSUs that vested during the three and six months ended June 30, 2011 was $0.8 million and $1.7 million, respectively, and $0.5 million and $4.4 million for the three and six months ended June 30, 2010, respectively. Of the 4,018,000 RSUs outstanding as of June 30, 2011, approximately 3,191,000 units are expected to vest after considering the applicable forfeiture rate.

    At June 30, 2011, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.19 years, was $9.8 million, net of estimated forfeitures.

    During the three months ended June 30, 2011 and 2010, the Company repurchased 54,823 and 37,658 shares of stock, respectively, for an aggregate value of $393,000 and $137,000, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. During the six months ended June 30, 2011 and 2010, the Company repurchased 176,460 and 438,567 shares of stock, respectively, for an aggregate value of $1.5 million and $1.2 million, respectively.   The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock-based Compensation Expense

    The table below shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$134	$145	$314	$329
Research and development	788	725	1,361	1,370
Selling, general and administrative	1,089	1,115	2,221	2,446
	$2,011	$1,985	$3,896	$4,145
    No income tax effect is shown due to the full valuation allowance.

5.  RESTRUCTURING CHARGES AND EXIT COSTS

    For the three and six months ended June 30, 2011, the Company recorded restructuring expense of approximately $0.7 million and $1.1 million, respectively, which primarily consisted of severance and benefits of terminated employees and cost relating to operating lease commitments on exited facilities.

    For the three and six months ended June 30, 2010, the Company recorded restructuring expense of approximately $0.3 million and $0.9 million, respectively, which was primarily related to operating lease commitments on exited facilities, impairment of certain fixed assets, and legal and other restructuring related costs which were recognized as incurred.

    The table below summarizes the Company’s restructuring activities for the six months ended June 30, 2011 (in thousands):

	Employee Severance and Benefits	Operating Lease and Other Agreements Cancellation	Total
Accrued restructuring balance as of January 1, 2011	$-	$1,849	$1,849
Additional accruals/adjustments	902	195	1,097
Cash payments	(596)	(1,379)	(1,975)
Foreign currency changes	-	60	60
Accrued restructuring balance as of June 30, 2011	$306	$725	$1,031

6.  COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,286)	$1,775	$(2,106)	$(5,467)
Changes in unrealized value of investments	51	(161)	41	(282)
Gain (loss) from foreign currency hedges	13	(366)	84	(409)
Foreign currency changes	12	49	155	454
Total comprehensive income (loss)	$(1,210)	$1,297	$(1,826)	$(5,704)

7.  NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase and diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive equivalents outstanding during the period, if any, determined using the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(1,286)	$1,775	$(2,106)	$(5,467)
Denominator:
Weighted average outstanding shares used to compute basic net income (loss) per hare	80,223	76,718	79,477	76,364
Effect of dilutive securities	-	793	-	-
Weighted-average diluted outstanding shares used to compute diluted net income (loss) per share	80,223	77,511	79,477	76,364

Net income (loss) per share: – basic and diluted	$(0.02)	$0.02	$(0.03)	$(0.07)

    As a result of the net loss for the three and six months ended June 30, 2011, approximately 5.7 million and 5.7 million common stock equivalents, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

    For the three months ended June 30, 2010, approximately 10.0 million weighted common stock equivalents were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.  As a result of the net loss for the six months ended June 30, 2010, approximately 10.8 million common stock equivalents were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

8.  BALANCE SHEET COMPONENTS

    The table below shows the components of the Company’s inventories, prepaid expense and other current assets, property and equipment, other assets, accrued and other current liabilities and other long-term liabilities (in thousands).

	June 30, 2011	December 31, 2010
Inventories:
Raw materials	$7,191	$3,558
Work in process	1,809	1,753
Finished goods	5,537	4,901
	$14,537	$10,212

Prepaid expense and other current assets:
Prepaid expenses and software maintenance	$2,972	$3,418
Interest receivable	983	1,292
Others	2,361	1,805
	$6,316	$6,515

Property and equipment:
Equipment	$30,731	$30,523
Computers and software	20,875	21,387
Furniture and fixtures	2,501	2,470
	54,107	54,380
Less: accumulated depreciation	(42,222)	(42,976)
Total property and equipment, net	$11,885	$11,404

Other assets:
Advances for intellectual properties	$8,500	$-
Bridge loan to a third party company (see Notes 12 and 16)	1,000	-
Secured note with a third party company (see Note 12)	590	3,000
Operating lease deposits	729	321
Others	263	286
	$11,082	$3,607

Accrued and other current liabilities:
Accrued payroll and related expenses	$6,188	$6,691
Accrued royalties	4,193	4,240
Accrued product rebate	1,825	100
Accrued restructuring (see Note 5)	1,031	1,849
Others	6,465	4,891
	$19,702	$17,771

Other long-term liabilities:
Non-current liability for uncertain tax positions	$12,056	$11,858
Non-current deferred license revenue	1,492	1,498
Others	1,173	-
	$14,721	$13,356

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

    On July 31, 2007, the Company received a demand on behalf of alleged stockholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal stockholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009, an order was issued granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. Oral argument in the Ninth Circuit was heard on October 5, 2010, and the Court issued its written opinion on December 2, 2010.  The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the thirty moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice.  The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including the Company) were sufficiently similar as also to require dismissal with prejudice.  The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.   On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court.  On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the Supreme Court.  On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied the petition of the plaintiff.  No date has been set for oral argument in the Supreme Court.  Due to the complexities and uncertainty surrounding the possible proceedings in the Supreme Court and the possible proceedings in the trial court, the Company is unable to determine either the likelihood of an outcome in favor of the plaintiff, or whether any ultimate recovery of short-swing profits might result in a net recovery in our favor in light of the expenses of any future proceedings.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Operating Leases

    The Company’s future operating lease commitments at June 30, 2011 were as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$11,673	$1,862	$1,759	$1,414	$1,471	$1,599	$3,568

    On January 6, 2011, the Company entered into a seven-year lease agreement (the “Lease”) with Christensen Holdings, L.P., a California limited partnership. Pursuant to the Lease,  the Company leases an office building in Sunnyvale, California consisting of approximately 128,154 square feet, together with the non-exclusive right to use parking facilities and other amenities. The monthly base rent payment for the first year of the Lease is $108,931, with annual increases of 4% in the second, third and fourth years of the Lease and with an annual increases of 9%, 8% and 7% in the fifth, sixth and seventh years of the Lease, respectively. This facility is the Company’s new corporate headquarters, which the Company began occupying in July 2011.

    The Company also leases an operating facility in Irvine, California, pursuant to a non-cancelable operating lease agreement with a term that extends through November 2012.

    As a result of the Company’s acquisition of SiBEAM, Inc., the Company assumed a non-cancelable operating lease agreement for an operating facility located in Sunnyvale, California. The term of the lease agreement extends through September 2012.

    The Company also leases office spaces in China, Japan, Korea, and Taiwan.

Other Contractual Obligations

    As of June 30, 2011, the Company is committed to make payment relating to a certain engineering services agreement of approximately $1.1 million in the third quarter of fiscal year 2011.

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

Revenue

    The Company attributes revenue to geographic regions based on the “bill to address” location as specified in the customers’ agreements. The following table presents the revenue by geographic region based on bill to location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Taiwan	$18,299	$8,673	$30,681	$15,213
United States	14,255	10,961	25,033	21,404
Japan	9,528	15,222	25,040	23,102
China	4,055	3,989	8,562	6,474
Europe	4,051	3,864	6,871	8,542
Korea	2,918	1,266	5,431	2,937
Others	447	575	934	1,187
Total revenue	$53,553	$44,550	$102,552	$78,859

Reclassifications

    Beginning with the three months ended March 31, 2011, the Company has reclassified its product revenue under the following three market categories: 1) Consumer Electronics (CE); 2) Mobile; and 3) Personal Computers (PC). Previously, the Company reported its product revenue under the following three market categories: 1) CE, 2) PC and 3) Storage. As a result of this change, the Company’s CE product category now consists of the DTV and Home Theater markets.  The Company’s mobile category now incorporates all mobile-related activities, including both HDMI and MHL.  PC consists of all PC and Storage related activities.

    As a result of the change in the reported market categories, the revenue reported for the three and six months ended June 30, 2010 under the previous primary market categorization was reclassified to conform to the revenue presentation for the three and six months ended June 30, 2011. This reclassification did not impact the Company's previously reported net revenues, operating income, net income, or earnings per share.

    The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consumer Electronics	$19,436	$30,028	$45,691	$51,979
Mobile	16,960	1,802	23,131	2,570
Personal Computers	5,623	6,534	11,254	10,108
Total product revenue	42,019	38,364	80,076	64,657
Licensing	11,534	6,186	22,476	14,202
Total revenue	$53,553	$44,550	$102,552	$78,859

For the three months ended June 30, 2011, three customers each represented 20.5%, 20.3% and 11.7% of the Company’s revenue. For the six months ended June 30, 2011, three customers each represented 16.9%, 15.7% and 11.2% of the Company’s revenue.  At June 30, 2011, two customers each represented 26.9% and 10.0% of net accounts receivable.

    For the three months ended June 30, 2010, three customers each represented 16.2%, 12.5% and 11.4% of the Company’s revenue. For the six months ended June 30, 2010, two customers each represented 17.7% and 11.2% of the Company’s revenue.  At June 30, 2010, three customers each represented 14.1%, 13.9% and 12.3% of net accounts receivable.

Property and Equipment

    The table below presents the net book value of the property and equipment by their physical location (in thousands):

	June 30, 2011	December 31, 2010
Location
United States	$6,433	$5,634
China	2,773	2,877
Taiwan	2,052	2,030
Others	627	863
Net book value	$11,885	$11,404

11.  PROVISION FOR INCOME TAXES

    The Company recorded an income tax expense of $2.6 million and $3.6 million for the three and six months ended June 30, 2011, respectively.  The effective tax rates for the three and six months ended June 30, 2011 were 201.2% and 238.6%, respectively, and were based on the Company’s projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes, a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital and state taxes.

    The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at June 30, 2011.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

    The Company recorded an income tax benefit of $1.2 million for the three months ended June 30, 2010 and income tax expense of $318,000 for the six months ended June 30, 2010.  The effective tax rates for the three and six months ended June 30, 2010 were 210.3% and 6.2%, respectively, and were based on the Company’s projected taxable income for 2010, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes and foreign taxes, partially offset by a benefit of the carryback of the current year federal net operating loss adjusted for certain discrete items recorded during the quarter.

    The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $52,000 and $103,000 for the three and six months ended June 30, 2011, respectively, and approximately $80,000 and $174,000 for the three and six months ended June 30, 2010, respectively.  The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

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

    Level 1 assets consist generally of U.S. government and agency securities. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

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

    The Company’s Level 3 assets consist of a secured note with a third party company which is secured by certain current assets and bridge loan extended to a third party company in anticipation of the Company’s investment in the equity of such third party company. See Note 16 for the conversion of the bridge loan into an equity investment subsequent to June 30, 2011.  Since there is no active market for these types of notes or loans, they are valued using a valuation model which is based on the income approach and reflects both observable and significant unobservable inputs. The carrying value of these loans or notes approximates the fair market value due to the relatively short period of time to maturity or realization.

    The table below sets forth the Company’s assets and liabilities as of June 30, 2011, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Short-term investments:	(In thousands)
United States government agencies	$10,134	$-	$-	$10,134
Municipal securities	-	89,360	-	89,360
Corporate securities	-	19,999	-	19,999
Total short-term investments at fair value	10,134	109,359	-	119,493
Other assets:
Bridge loan to a third party company	-	-	1,000	1,000
Secured note with a third party company	-	-	590	590
Total other assets at fair value	-	-	1,590	1,590
Liabilities:
Contingent payments in connection with a business acquisition (Note 14)	-	-	(1,481)	(1,481)

Total net assets measured at fair value	$10,134	$109,359	$109	$119,602

    The following table presents the changes in the Company’s Level 3 assets and liabilities, which are measured at fair value on a recurring basis, for the six months ended June 30, 2011 (in thousands):

	Fair Value Measurement Using Level 3 Inputs
	Assets	Liabilities
Beginning balance at January 1, 2011	$3,000	$-
Issuances	7,090	(1,481)
Conversion of secured notes to advances for intellectual properties	(8,500)	-
Ending Balance at June 30, 2011	$1,590	$(1,481)

    Issuances during the six months ended June 30, 2011 were related to approximately $6.1 million advances to a third party company pursuant to secured notes and $1.0 million bridge loan extended to a third party company.

    No gains or losses from these assets and liabilities were recognized during the three and six months ended June 30, 2011 and 2010. During the three and six months ended June 30, 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three and six months ended June 30, 2011.

    The table below sets forth the Company’s short-term investments as of December 31, 2010, which were measured at fair value on a recurring basis by level within the fair value hierarchy. The assets were classified based on the lowest level of input that is significant to the fair value measurement (in thousands).
	Fair value measurements using		Assets
	Level 1	Level 2	at fair value
Short-term investments:
United States government agencies	$19,480	$-	$19,480
Municipal securities	-	79,472	79,472
Corporate securities	-	61,586	61,586
Total short-term investments at fair value	$19,480	$141,058	$160,538

    There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during fiscal year 2010.

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

    The amount of net gain recognized in other comprehensive income (“OCI”) on effective cash flow hedges as of June 30, 2011 and December 31, 2010 was insignificant. The amount of gain or loss reclassified from accumulated OCI to operating expenses for the three and six months ended June 30, 2011 and 2010, and the amount of gain  or loss) recognized in income on ineffective cash flow hedges for the three and six months ended June 30, 2011 and 2010 were insignificant.

    As of June 30, 2011 and December 31, 2010, the outstanding foreign currency forward contracts had a total notional value of approximately $6.3 million and $2.9 million, respectively.

14.  BUSINESS ACQUISITIONS

SiBEAM, Inc.

    On May 16, 2011, the Company completed its acquisition of SiBEAM, Inc. (“SIBEAM”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated April 13, 2011.  SiBEAM is a privately-held, fabless semiconductor company headquartered in Sunnyvale, California. and is a provider of high-speed wireless communication products for uncompressed HD video in consumer electronics and personal computer applications. The acquisition of SiBEAM supports the Company’s mission to be the leader in advanced video connectivity solutions. SiBEAM’s results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning May 16, 2011.  The revenue and net loss of SiBEAM from the period May 16, 2011 through June 30, 2011 was approximately $0.4 million and $1.8 million, respectively. Acquisition costs, which were expensed as incurred, were approximately $900,000 and $920,000 for the three and six months ended June 30, 2011, respectively.

    The fair value of the purchase price consideration consisted of the following (in thousands):

Cash	$14,540
Fair value of shares of stock issued	10,429
Total purchase price	$24,969

    As part of the consideration, the Company issued 1,300,369 shares of its common stock to the former SiBEAM stockholders. The total fair value of the shares of stock issued of $10.4 million was determined based on the closing price of the Company’s stock on May 16, 2011 of $8.02 per share.

The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the total purchase price is as follows (in thousands):

Estimated Fair Value
Assets acquired:
Cash	$546
Accounts receivable	564
Inventories	1,353
Other current assets	260
Fixed assets and other long-term assets	336
Intangible assets	8,500
Goodwill	18,483
Total assets acquired	30,042
Current liabilities assumed:
Accounts payable	(546)
Accrued liabilities	(3,465)
Line of credit	(523)
Deferred license revenue	(417)
Total current liabilities	(4,951)
Deferred income tax liability, non-current	(122)
Total liabilities assumed	(5,073)
Total purchase price	$24,969

    The following table presents details of the intangible assets acquired through the business combination completed during the three months ended June 30, 2011 (in thousands, except years):

	Asset Life in Years	Fair Value
In-process research and development	indefinite	$4,500
Customer relationships	5	1,000
Trademark	5	3,000
Total intangible assets		$8,500

    The Company does not believe there is any significant residual value associated with these intangible assets. The Company amortizes the intangible assets straight-line over their estimated useful lives. The Company’s management determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs.

Goodwill

    Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will be tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.

Unaudited Pro Forma Financial Information

    The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and SiBEAM as if the merger occurred at the beginning of each of the reporting periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from this acquisition including the amortization charges from acquired intangible assets and the stock-based compensation expense recognized for equity awards granted to SiBEAM employees who joined the Company after the acquisition as though the acquisition was completed at the beginning of each reporting period presented. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each reporting period presented.

    The unaudited pro forma financial information for the three and six months ended June 30, 2011 combined the historical results of the Company for the three and six months ended June 30, 2011, the historical results of SiBEAM for the three and six months ended June 30, 2011, and the effects of the pro forma adjustments described above.

    The unaudited pro forma financial information for the three and six months ended June 30, 2010 combined the historical results of the Company for the three and six months ended June 30, 2010, the historical results of SiBEAM for the three and six months ended June 30, 2010  and the effects of the pro forma adjustments described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Total revenues	$53,777	$45,382	$103,501	$80,038
Net loss	$(5,231)	$(3,204)	$(10,184)	$(16,711)
Basic and diluted loss per share	$(0.06)	$(0.04)	$(0.13)	$(0.22)

    The pro forma adjustments did not have any impact on the pro forma combined provision for income taxes for the three and six months ended June 30, 2011 and 2010 due to net loss positions and valuation allowances on deferred income tax assets in those periods.

Anchor Bay Technology

    On February 2, 2011, the Company purchased the net assets Anchor Bay Technology (“ABT’), a San Jose, California based company involved in developing certain technology that is consistent with the Company’s long-term business strategy, for a total consideration of approximately $3.6 million in cash, subject to certain contingent milestone and earn-out payments as further described below. ABT designs and manufactures video processing semiconductor and system-level solutions. ABT offers advanced video processing chips for de-interlacing and format conversion applications, and video scaling chips for Blu-Ray players, HD set-top box, and AV receiver applications.

    The total fair value of the purchase consideration for this acquisition consists of the following (in thousands):
Estimated Fair Value
Cash consideration	$1,916
Contingent payments:
First milestone	529
Second milestone	525
Earn-out payments	427
Settlement of pre-existing arrangement	249
Total Purchase Price	$3,646

Contingent Considerations

First milestone – The Company will pay the former stockholders of ABT $590,000 in cash upon the successful release on or before March 31, 2012 of product samples being developed by the Company which incorporate certain of ABT’s technologies.  The acquisition-date fair value of the first milestone payment was approximately $529,000.
.
 Second milestone – The Company will pay the former stockholders of ABT $590,000 in cash upon the successful release on or before November 30, 2012 of production units being developed by the Company which incorporate certain of ABT’s technologies. The acquisition-date fair value of the second milestone payment was approximately $525,000.

Earn-out Payments – The former stockholders of ABT are entitled to (i) 50% of net licensing revenue to be derived from each initial ABT IP license entered into by the Company during the first 18 months from the acquisition date and (ii) 50% of support fees collected by the Company on ABT’s IP licenses in excess of 200% of the costs of providing the support services during the first 18 months from the acquisition date.  The acquisition-date fair value of the earn-out payments was approximately $427,000.

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

    The fair values of the contingent considerations discussed above were reevaluated as of June 30, 2011 and no changes to fair values were considered necessary.

    Prior to this acquisition, the Company entered into a IP License Agreement with ABT in 2010 for the use of certain of its intellectual property in exchange for a payment of $249,000, which was included in “Intangible and Other Assets” in the Company’s consolidated balance sheet as of December 31, 2010. The Company’s acquisition of ABT in February 2011 resulted in the acquisition of the IP licensed in this IP License Agreement and the effective settlement of that agreement. There was no gain or loss on such effective settlement.  As a result, the payment made to ABT in connection with this IP License Agreement was considered part of the acquisition-date fair value of the total consideration transferred.

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

    The accompanying consolidated financial statements for the three and six months ended June 30, 2011 include the operations of the aforementioned acquisition, commencing on February 2, 2011, the acquisition date. No supplemental pro-forma information is presented for this acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

    The following table presents details of the intangible assets acquired through the acquisition of ABT (in thousands, except years):

	Estimated Fair Value	Estimated Useful Life (In Years)
Intellectual property	$1,600	6
Core technology	1,600	3
Trade name	600	indefinite
Customer relationships	500	2
System technology	400	3
In-process research and development	300	indefinite
Total	$5,000

    The Company does not believe there is any significant residual value associated with these intangible assets. The Company amortizes the intangible assets straight-line over their estimated useful lives. The Company’s management determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs.

Note 15.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

    The table below summarizes the Company's goodwill activities during the six months ended June 30, 2011 (in thousands):

Carrying value at January 1, 2011	$-
Goodwill, SiBEAM acquisition	18,483
Goodwill, ABT acquisition	163
Carrying value at June 30, 2011	$18,646

    There were no impairments to goodwill during the three and six months ended June 30, 2011.

Purchased Intangible Assets

    The following table presents the Company’s purchased intangible assets as of June 30, 2011 as a result of acquisitions completed during the three and six months ended June 30, 2011 (in thousands):

	Estimated Fair Value	Estimated Useful Life (In Years)	Accumulated Amortization	Net
Intangible assets with finite lives:
Intellectual property	$1,600	6	$(111)	$1,489
Core technology	1,600	3	(222)	1,378
Trademark	3,000	5	(75)	2,925
System technology	400	3	(56)	344
Customer relationships	1,500	2-5	(129)	1,371
Total intangible assets with finite lives	8,100		(593)	7,507
Intangible assets with indefinite lives:
Trade name	600	indefinite	-	600
In-process research and development	4,800	indefinite	-	4,800
Total intangible assets with indefinite lives	5,400		-	5,400
Total purchased intangible assets	$13,500		$(593)	$12,907

    The Company recorded $13.5 million of purchased intangible assets as a result of the acquisitions completed during the three and six months ended June 30, 2011. For further discussion, see Note 14.

    Amortization of purchased intangible assets which was presented as “Amortization of Intangible Assets” in the consolidated statements of operations for the three and six months ended June 30, 2011 was $396,000 and $593,000, respectively, and $38,000 and $75,000 for the three and six months ended June 30, 2010, respectively. There were no impairment charges with respect to the purchased intangible assets during the three and six months ended June 30, 2011, and 2010.

    The intangible asset related to the in-process research and development will be amortized over the estimated useful life of the technology upon completion of its development.  After initial recognition, acquired in-process research and development assets are accounted for as indefinite-lived intangible assets. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired in-process research and development assets are considered amortizable finite-lived assets. If the in-process research and development project is abandoned, the Company records an impairment charge in the period it is abandoned.  As of June 30, 2011, the related in-process research development projects were not yet completed.

    The estimated future amortization expense of purchased intangible assets with finite lives for future periods is as follows (in thousands):

Years ending December 31,	Amount
2011 (remaining 6 months)	$992
2012	1,983
2013	1,754
2014	1,122
2015	1,067
Thereafter	589
Total	$7,507

Note 16.  SUBSEQUENT EVENTS

    In July 2011, the Company entered into a Class B Unit Purchase Agreement (the “Agreement”) with a third party company, which develops and designs wireless video and audio semiconductor chips.  Pursuant to the terms of the Agreement, the Company purchased 3,226,003 units of the third party company’s Class B Units for $2.329 per unit (approximately $7.5 million).  The Company paid $6.5 million in July 2011 and converted a $1 million bridge loan, outstanding as of June 30, 2011, for the remainder. The Company will use the cost method of accounting for this investment.

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

    Historically, we have grown our business by introducing and promoting the adoption of new technologies and standards and entering new markets. We collaborated with other companies to jointly develop the DVI and HDMI standards. Our first products addressed the PC market. We then introduced products for a variety of CE market segments, including the set top box (STB), game console and DTV markets. This year, we began selling products in the mobile device market on the MHL standard. Most recently, we completed the acquisition of SiBEAM which supports our stated mission to be the leader in advanced video connectivity solutions and SiBEAM’s 60GHz wireless technology is expected to enable us to rapidly bring the highest quality of wirelessly transmitted HD video and audio to market.

    We are a Delaware corporation headquartered in Sunnyvale, California. Our Internet website address is www.siliconimage.com.

Concentrations

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 64.3% and 61.2% of our revenue for the three and six months ended June 30, 2011, respectively, and 59.1% and 55.2% of our revenue for the three and six months ended June 30, 2010. Additionally, the percentage of revenue generated through distributors tends to be material, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services.  Revenue generated through distributors was 56.0% and 57.2% of our total revenue for the three and six months ended June 30, 2011, respectively, and  61.8% and 54.3% of our total revenue for the three and six months ended June 30, 2010, respectively.  Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

    A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, represented 65.1% and 68.1% of our revenue for the three and six months ended June 30, 2011, respectively and 66.1% and 61.2% for the three and six months ended June 30, 2010, respectively.  The reason for the geographical concentration in Asia is that most of our products are components of consumer electronics, computer and storage products, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. Primarily all revenue to date has been denominated in U.S. dollars.

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

Results of Operations

REVENUE

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Consumer Electronics	$19,436	$30,028	-35.3%	$45,691	$51,979	-12.1%
Mobile	16,960	1,802	841.2%	23,131	2,570	800.0%
Personal Computers	5,623	6,534	-13.9%	11,254	10,108	11.3%
Total product revenue	42,019	38,364	9.5%	80,076	64,657	23.8%
Percentage of total revenue	78.5%	86.1%		78.1%	82.0%
Licensing revenue	11,534	6,186	86.5%	22,476	14,202	58.3%
Percentage of total revenue	21.5%	13.9%		21.9%	18.0%
Total revenue	$53,553	$44,550	20.2%	$102,552	$78,859	30.0%

    Our consolidated total revenue for the three and six months ended June 30, 2011 increased by $9.0 million, or 20.2% and $23.7 million or 30.0%, respectively, compared to the revenue earned in the same periods in 2010. The increase in revenue during the three and six months June 30, 2011 compared to the same periods in 2010 was primarily driven by the significant revenue growth in our Mobile products and IP licensing businesses. During the three and six months ended June 30, 2011, Mobile revenue increased by $15.2 million and $20.6 million, respectively, compared to the Mobile revenue generated in the same periods in 2010.  The significant increase in our Mobile revenue was primarily due to the successful launch of the MHL standard in the latter part of fiscal year 2010 which resulted in MHL product shipments starting in the first quarter of fiscal year 2011 and has ramped up in the second quarter. During the three and six months ended June 30, 2011, our licensing revenue increased by $5.3 million or 86.5% and $8.3 million or 58.3%, respectively, compared to the licensing revenue earned in the same periods in 2010. This increase was primarily due to higher HDMI royalties and new licensing deals closed during the three and six months ended June 30, 2011 compared to the same periods in 2010. Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology.  IP licensing continues to represent an important part of our overall business. The revenue increase in our Mobile and Licensing businesses during the three and six months ended June 30, 2011 compared to the same periods in 2010 was partially offset by the $10.6 million or 35.3% and $6.3 million or 12.1% decrease in revenue from our CE market during the three and six months ended June 30, 2011, respectively, compared same periods in 2010. The decrease in our CE revenue was primarily due to global macro-economic pressures that drove consumers to purchase lower priced CE products, and the 9.0 magnitude earthquake and subsequent tsunami that hit Japan in March 2011, which has affected both demand in Japan and the global supply chain for CE products.  High-end DTVs with the latest features and capabilities have been particularly affected by this trend, which is the market segment where we typically deliver our latest innovations.  The earthquake in Japan also had a two-fold impact.  First, it reduced demand for higher-end TVs in the domestic Japanese market.  Secondly, as a result of damage to their production facilities, the brands shifted a portion of their TV production to original design manufacturers (ODMs) outside of Japan who typically supply the lower-end to mid-range DTV market.

 COST OF REVENUE AND GROSS PROFIT

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$22,267	$19,489	14.3%	$42,139	$34,311	22.8%
Product gross profit	19,752	18,875	4.6%	37,937	30,346	25.0%
Product gross profit margin	47.0%	49.2%		47.4%	46.9%

(1) Includes stock-based compensation expense	$134	$145		$314	$329

Cost of licensing revenue	$100	$13	669.2%	$500	$36	1288.9%
Licensing gross profit	$11,434	$6,173	85.2%	$21,976	$14,166	55.1%
Licensing gross profit margin	99.1%	99.8%		97.8%	99.7%

Total cost of revenue	$22,367	$19,502	14.7%	$42,639	$34,347	24.1%
Total gross profit	$31,186	$25,048	24.5%	$59,913	$44,512	34.6%
Total gross profit margin	58.2%	56.2%		58.4%	56.4%

    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs, including stock-based compensation expense. Our overall gross profit, as a percentage of revenue, was 58.2% and 58.4% for the three and six months ended June 30, 2011, respectively, and 56.2% and 56.4% for the three and six months ended June 30, 2010, respectively. Total cost of revenue for the three and six months ended June 30, 2011 increased by $2.9 million or 14.7% and $8.3 million or 24.1%, respectively, when compared to the total cost of revenue in the same periods in 2010. The increase in the total cost of revenue was primarily due to the growth in revenue volume during the same comparative periods.

    Product gross profit margin for the three months ended June 30, 2011 was 2.2% lower than the product gross profit margin in the same period in 2010, from 49.2% in 2010 to 47.0% in 2011. This 2.2% decrease in product gross profit margin in the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to the mix of products and unfavorable variances and increase in excess and obsolescence reserves, partially offset by the increase in gross profit margin due to the wafer, testing and assembly cost savings during the three months ended June 30, 2011 compared to the same period in 2010.

    Product gross profit margin for the six months ended June 30, 2011 of 47.4% was comparable with the gross profit margin of 46.9% in the same period in 2010.

    Our licensing gross profit margin for the three and six months ended June 30, 2011 was 99.1% and 97.8%, respectively, compared to 99.8% and 99.7% for the three and six months ended June 30, 2010, respectively.  Licensing gross profit margin for the three months ended June 30, 2011 was comparable to the licensing gross profit margin in the same period in 2010. Licensing gross profit margin for the six months ended June 30, 2011 was 1.9% lower than the licensing gross profit margin for the same period in 2010 primarily due to higher mix of IP customization projects during the six months ended June 30, 2011 compared to the same period in 2010.

OPERATING EXPENSES

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$15,581	$13,659	14.1%	$30,824	$26,796	15.0%
Percentage of total revenue	29.1%	30.7%		30.1%	34.0%

(1) Includes stock-based compensation expense	$788	$725		$1,361	$1,370

Research and Development (R&D). R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials.  R&D expense for the three and six months ended June 30, 2011 increased by $1.9 million or 14.1% and $4.0 million or 15.0%, respectively, compared to the R&D expense incurred in the same periods in 2010.  The higher R&D expense in 2011 than in 2010 was primarily due to the increase in project related expenses and increase in compensation related expenses as a result of the two acquisitions that we completed during the six months ended June 30, 2011.  Our R&D head count as of June 30, 2011 was 236 employees compared to 192 employees as of June 30, 2010. Refer to Note 14 to the condensed consolidated financial statements under Part I Item 1 of this report for further discussion about the two acquisitions that we completed during the six months ended June 30, 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$13,840	$11,141	24.2%	$26,891	$23,171	16.1%
Percentage of total revenue	25.8%	25.0%		26.2%	29.4%

(1) Includes stock-based compensation expense	$1,089	$1,115		$2,221	$2,446

 Selling, General and Administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three and six months ended June 30, 2011 increased by $2.7 million or 24.2% and $3.7 million or 16.1%, respectively, compared the SG&A expense incurred in the same periods in 2010, primarily due to the increase in compensation related expenses as well as to the transaction expenses that we incurred in relation to the two business acquisitions that we completed during the six months ended June 30, 2011.  Our head count in our SG&A departments was 176 employees and 153 employees as of June 30, 2011 and 2010, respectively.  Refer to Note 14 to the condensed consolidated financial statements under Part I Item 1 of this report for further discussion about the two acquisitions that we completed during the six months ended June 30, 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense (benefit)	$2,557	$(1,203)	-312.6%	$3,625	$318	1039.9%
Percentage of total revenue	4.8%	-2.7%		3.5%	0.4%

Provision for Income Taxes. We recorded an income tax expense of $2.6 million and $3.6 million for the three and six months ended June 30, 2011, respectively. The effective tax rates for the three and six months ended June 30, 2011 were 201.2% and 238.6%, respectively, and were based on the Company’s projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes, a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital and state taxes.

    We recorded an income tax benefit of $1.2 million for the three months ended June 30, 2010 and income tax expense of $318,000 for the six months ended June 30, 2010.  The effective tax rates for the three and six months ended June 30, 2010 were 210.3% and 6.2%, respectively, and were based on our projected taxable income for 2010, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes and foreign taxes, partially offset by a benefit of the carryback of the current year federal net operating loss adjusted for certain discrete items recorded during the quarter.

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

	June 30, 2011	December 31, 2010	Change

Cash and cash equivalents	$40,926	$29,942	$10,984
Short term investments	119,493	160,538	(41,045)
Total cash, cash equivalents and short term investments	$160,419	$190,480	$(30,061)
Percentage of total assets	59.1%	76.0%

Total current assets	$212,093	$230,813	(18,720)
Total current liabilities	(48,542)	(46,067)	(2,475)
Working capital	$163,551	$184,746	(21,195)

    At June 30, 2011, we had $163.6 million of working capital including $160.4 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased by $30.1 million from $190.5 million as of December 31, 2010 to $160.4 million as of June 30, 2011 primarily due to $15.9 million cash considerations for the two recent acquisitions that we completed during the six months ended June 30, 2011, $2.2 million cash used to satisfy certain liabilities assumed in connection with the business acquisitions previously mentioned, $7.1 million worth of loans and advances to certain third party companies and net cash used in operations during the six months ended June 30, 2011.

    The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories  and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue, and deferred margin on sales to distributors. Working capital at June 30, 2011 decreased by approximately $21.2 million compared to the working capital at December 31, 2010 primarily due to $18.7 million net decrease in operating assets and $2.5 million net increase in operating liabilities. The $18.7 million net decrease in operating assets was primarily due to the previously mentioned $30.1 million decrease in total cash and cash equivalents and short-term investments, partially offset by $7.1 million and $4.3 million increase in accounts receivable and inventories, respectively. The increase in accounts receivable was primarily due to the increase in billings over collections during the six months ended June 30, 2011. The increase in inventories was mainly due to inventories acquired from acquisition of approximately $1.4 million and inventory build-up in preparation for the third quarter shipments. The $2.5 million increase in operating liabilities was mainly due to $1.9 million and $1.6 million increase in accrued and other current liabilities and accounts payable, respectively, partially offset by $1.1 million decrease in deferred license revenue. The increase in accounts payable was primarily due to increase in inventories and accounts payable assumed from business acquisitions. The increase in accrued and other current liabilities was mainly due to accrued liabilities assumed from business acquisitions. The decrease in deferred license revenue was primarily because of revenue recognized during the six months ended June 30, 2011.

    We believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our liquidity requirements for at least the next twelve months.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Six Months Ended June 30,
	2011	2010

Cash provided by (used in) operating activities	$(5,693)	$21,559
Cash provided by (used in) investing activities	12,917	(31,606)
Cash provided by financing activities	3,803	142
Effect of exchange rate changes on cash and cash equivalents	(43)	270
Net increase (decrease) in cash and cash equivalents	$10,984	$(9,635)

    During the six months ended June 30, 2011, cash and cash equivalents increased by approximately $11.0 million primarily because of the cash generated from our investing and financing activities of $12.9 million and $3.8 million, respectively, partially offset by $5.7 million cash used in our operating activities.

 Operating Activities

    The $5.7 million cash used in our operating activities during the six months ended June 30, 2011 was primarily due to the increase in operating assets, such as accounts receivable and inventories.

    The increase in accounts receivable was primarily due to the increase in billings over collections during the six months ended June 30, 2011. The increase in inventories was mainly due to inventory build-up in preparation for the third quarter shipments.

Investing Activities

    The $12.9 million cash generated from our investing activities during the six months ended June 30, 2011 was due primarily to $39.7 million net proceeds from the sale of short-term investments, partially offset by $23.0 million cash used in connection with financing our business acquisitions and other business strategic initiatives and $3.7 million net investment in property and equipment.  During the six months ended June 30, 2011, we sold $109.7 million and purchased $70.0 million worth of short-term investments.

    We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

    The $3.8 million cash generated from our financing activities during the six months ended June 30, 2011 was primarily due to the proceeds from issuances of common stock of approximately $4.4 million and to the excess tax benefits from employee stock-based transactions of approximately $1.4 million, partially offset by $1.5 million cash used to repurchase restricted stock units for minimum statutory income tax withholding and $0.5 million cash used to pay a line of credit assumed from business acquisition.

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

    Our future operating lease commitments at June 30, 2011 were as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$11,673	$1,862	$1,759	$1,414	$1,471	$1,599	$3,568

    As of June 30, 2011, we are committed to make payment relating to a certain engineering services agreement of approximately $1.1 million in the third quarter of fiscal year 2011.

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

Liquidity and Capital Resource Requirements

    In July 2011, we utilized approximately $6.5 million of our cash and cash equivalents and short-term investments in connection with our investment in the equity of a third party company. Based on our estimated cash flows, we believe our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of development, licensing and royalty revenue, investments in inventory and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs, and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. To the extent existing resources and cash from operations are insufficient to support our activities; we may need to raise additional funds through public or private equity or debt financing. These funds may not be available, or if available, we may not be able to obtain them on terms favorable to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of June 30, 2011, we had an investment portfolio of securities as reported in short-term investments of approximately $119.5 million. A sensitivity analysis was performed on our investment portfolio as of June 30, 2011. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.
0.5%	1.0%	1.5%
$ 499,000	$ 999,000	$ 1,498,000

    As of December 31, 2010, we had an investment portfolio of securities as reported in short-term investments $160.5 million. A sensitivity analysis was performed on our investment portfolio as of December 31, 2010. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

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

Foreign Currency Exchange Risk

    A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Chinese Yuan and Japanese Yen.  . Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  The following represents the potential impact on our cash flows of a change in the value of the U.S. dollar compared to the Chinese Yuan, Japanese Yen, Euro, British Pound, Taiwan Dollar and Korean Won for the six months ended June 30, 2011 and 2010.  This sensitivity analysis aggregates our activity in these currencies for the six months ended June 30, 2011 and 2010, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10% (in thousands).

	June 30, 2011	June 30, 2010	June 30, 2011		June 30, 2010	June 30, 2011	June 30, 2010
	5%	5%	7.5%	%	7.5%	10%	10%
China	$246	$149	$369		$224	$492	$298
Japan	139	70	209		106	278	141
Germany	-	444	-		667	-	889
Others	93	73	140		109	187	146
Total	$478	$736	$718		$1,106	$957	$1,474

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

    As of June 30, 2011, the outstanding foreign exchange contracts had a total notional value of $6.3 million.  See Note 13 to the Condensed Consolidated Financial Statements for more detailed discussions on derivative transactions.

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

Changes in Internal Control over Financial Reporting

    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new products and will continue to introduce new products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•
accurate prediction of market trends and requirements, the establishment and adoption of new standards in the market and the evolution of existing standards, including enhancements or modifications to existing standards such as HDMI,  MHL, SPMT, and WirelessHD;

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

    Our annual and quarterly operating results are likely to vary significantly in the future based on a number of factors many of which we have little or no control. These factors include, but are not limited to:

•	the growth, evolution and rate of adoption of industry standards for our key markets, including consumer electronics, mobile and PC.
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

    Our annual and quarterly operating results are highly dependent upon and may fluctuate based on how well we manage our business. Some of these factors include the following:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels and manage other matters necessary to enter new market segments;
•	our ability to successfully manage our business in multiple markets such as CE, PC and mobile, which may involve additional research and development, marketing or other costs and expenses;
•	our ability to enter into licensing deals when expected and make timely deliverables and milestones on which recognition of revenue often depends;
•	our ability to engineer customer solutions that adhere to industry standards in a timely and cost-effective manner;
•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;
•	our ability to manage joint ventures and projects, design services and our supply chain partners;
•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;
•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;
•	the success of the distribution and partner channels through which we choose to sell our products and our ability to manage expenses and inventory levels; and
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

    Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. Despite signs of improvement, there can be no assurance that there will not be renewed deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our CE product revenue, which comprised approximately 46.3% and 57.1% of total product revenue for the three and six months ended June 30, 2011, respectively, and approximately 78.3% and 80.4% of total product revenue for the three and six months ended June 30, 2010, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. As a result of the recent recession experienced by the US economy and other economies around the world, the demand for overall consumer electronics has been and may continue to be adversely affected. As a result, the demand for our CE, Mobile and PC products and our operating results has been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, Mobile and PC products and on our financial condition and operating results.

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

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended June 30, 2011, shipments to Edom Technology Co., Ltd, Samsung Electronics and Weikeng Industrial Co., Ltd. accounted for 20.5%, 20.3% and 11.7% of our revenue, respectively. For the six months ended June 30, 2011, shipments to Samsung Electronics, Edom Technology Co., Ltd.  and Weikeng Industrial Co., Ltd. accounted for 16.9%, 15.7% and 11.2% of our revenue, respectively. For the three months ended June 30, 2010, shipments to Samsung Electronics, Innotech Corporation and Microtek Corporation accounted for 16.2%, 12.5% and 11.4% of our revenue, respectively. For the six months ended June 30, 2010, shipments to Samsung Electronics and Innotech Corporation accounted for 17.7% and 11.2% of our revenue, respectively. In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

    Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.  For the three and six months ended June 30, 2011, distributors accounted for 56.0% and 57.2% of our revenue, respectively. Sales to distributors accounted for 61.8% and 54.3% of our revenue for the three and six months ended June 30, 2010, respectively.  Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

•	manage a more complex supply chain;
•	monitor and manage the level of inventory of our products at each distributor;
• ·
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

    For example, in January 2007, we completed the acquisition of sci-worx, now Silicon Image, GmbH.  In 2009, because of our decision to focus on discrete semiconductor products and related intellectual property, we decided to restructure our research and development operations resulting in the closure of our two sites in Germany. We acquired Anchor Bay Technologies in February 2011 and SiBEAM, Inc. in May 2011.  There is a risk that integration difficulties may cause us not to realize expected benefits from these strategic transactions. The success of the acquisitions could depend, in part, on our ability to realize the anticipated benefits and cost savings (if any) from combining the businesses of the acquired companies and our business, which may take longer to realize than expected.

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

    A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and six months ended June 30, 2011, approximately 73.4% and 75.6% of our revenue, respectively, was generated from customers and distributors located outside of United States, primarily in Asia, and  was 75.4% and 72.9 % for the three and six months ended June 30, 2010,  respectively.  We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

    Intel has a dominant role in many of the markets in which we compete, such as PC and storage and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:

•	Intel and Silicon Image have been parties to business cooperation agreements;
•	Intel and Silicon Image are parties to a patent cross-license;
•	Intel and Silicon Image worked together to develop HDCP;
•	an Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee;
•	Intel and Silicon Image were two of the promoters of the DDWG;
•	Intel is a promoter of the SATA working group, of which we are a contributor;
•	we believe that Intel has the market presence to affect adoption of HDMI by either endorsing complementary technology or promulgating a competing standard, which could affect demand for our products;
•	Intel may potentially integrate the functionality of our products, including SATA, DVI, MHL or HDMI into its own chips and chipsets, thereby displacing demand for some of our products;
•	Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue;
•	Intel’s technology, including its chipsets, may lower barriers to entry for other parties who may enter the market and compete with us; and
•	Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.

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

    Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. For the three and six months ended June 30, 2011, customers and distributors located in Japan generated 17.8% and 24.4% of our revenue, respectively, and customers and distributors located in Taiwan generated 34.2% and 29.9% of our revenue, respectively. For the three and six months ended June 30, 2010, customers and distributors located in Japan generated 34.2% and 29.3% of our revenue, respectively, and customers and distributors located in Taiwan generated 19.5% and 19.3% of our revenue, respectively.   Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

    In March 2011, Japan was hit by a 9.0-magnitude earthquake which triggered extremely destructive tsunami waves.  The earthquake and tsunami significantly impacted the Japanese people and the overall economy of Japan resulting to reduced consumer spending in Japan and supply chain issues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5. Other Information

    Beginning with the three months ended March 31, 2011, as a result of increasing Mobile product revenue as mobile device manufacturers start to integrate Mobile High-Definition Link (MHL™)-based products into their smart phones and tablets, we have reclassified our product revenue under following three market categories: 1) Consumer Electronics (CE); 2) Mobile; and 3) Personal Computers (PC). Previously, we reported our product revenue under these classifications: 1) CE, 2) PC and 3) Storage. Due to our recent realignment of our short-term and long-term strategies to our core competencies, we believe that the storage business, unlike in the past when it was a significant market, will not be a significant part of our business in fiscal year 2011 and in future years. As a result of this change, our CE market category now consists of the DTV and Home Theater markets.  Our Mobile category now incorporates all mobile-related activities, including both HDMI and MHL.  PC consists of all PC and Storage related activities. As a result of this change, we are reporting product revenue under the new primary markets for the years ended December 31, 2010, 2009 and 2008. The table below presents our product revenue for the years ended December 31, 2010, 2009 and 2008 had the change in product primary market categories been in effect for these years.

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

Item 6. Exhibits

(a) Exhibits

					Filing	Filed
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.01 *	Amended and Restated 1999 Employee Stock Purchase Plan.					X
31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS***
XBRL Instance Document						X

101.SCH***
XBRL Taxonomy Schema
Linkbase Document						X

101.CAL***
XBRL Taxonomy
Calculation Linkbase
Document						X

101.LAB***
XBRL Taxonomy Labels
Linkbase Document						X

101.PRE***
XBRL Taxonomy
Presentation Linkbase
Document						X

101.DEF***
XBRL Taxonomy
Definition Linkbase
Document						X

*	This exhibit is a management contract or compensatory plan or arrangement.

**       This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

***     In accordance with Rule 406T of Regulation S-T, these interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2011	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry Chief Financial Officer (Principal Financial Officer)

Exhibit Index

					Filing	Filed
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.01 *	Amended and Restated 1999 Employee Stock Purchase Plan.					X
31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS***
XBRL Instance Document						X

101.SCH***
XBRL Taxonomy Schema
Linkbase Document						X

101.CAL***
XBRL Taxonomy
Calculation Linkbase
Document						X

101.LAB***
XBRL Taxonomy Labels
Linkbase Document						X

101.PRE***
XBRL Taxonomy
Presentation Linkbase
Document						X

101.DEF***
XBRL Taxonomy
Definition Linkbase
Document						X

*           This exhibit is a management contract or compensatory plan or arrangement.

**         This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

***       In accordance with Rule 406T of Regulation S-T, these interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.