Form 10-Q
period 2011-09-30
SILICON IMAGE INC
filed 2011-10-31
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

CLASS	OUTSTANDING AT September 30, 2011
Common Stock, $0.001 par value	82,005,362

SILICON IMAGE, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$43,802	$29,942
Short-term investments	111,396	160,538
Accounts receivable, net of allowances for doubtful accounts of $1,516 at September 30, 2011 and $1,620 at December 31, 2010	34,003	22,598
Inventories	14,254	10,212
Prepaid expenses and other current assets	5,439	6,515
Deferred income taxes	968	1,008
Total current assets	209,862	230,813
Property and equipment, net	12,217	11,404
Deferred income taxes, non-current	4,799	4,795
Intangible assets, net (Notes 14 and 15)	12,411	-
Goodwill (Notes 14 and 15)	18,646	-
Other assets	17,702	3,607
Total assets	$275,637	$250,619
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,236	$10,615
Accrued and other current liabilities	20,740	17,771
Deferred margin on sales to distributors	11,751	13,484
Deferred license revenue	2,969	4,197
Total current liabilities	48,696	46,067
Other long-term liabilities	14,850	13,356
Total liabilities	63,546	59,423
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 82,005,362 at September 30, 2011 and 78,191,027 at December 31, 2010	98	95
Additional paid-in capital	502,552	476,915
Treasury stock, 17,606,926 shares at September 30, 2011 and 17,076,173 shares at December 31, 2010	(111,008)	(107,745)
Accumulated deficit	(179,383)	(177,957)
Accumulated other comprehensive loss	(168)	(112)
Total stockholders’ equity	212,091	191,196
Total liabilities and stockholders’ equity	$275,637	$250,619

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product	$49,129	$46,117	$129,205	$110,774
Licensing	10,595	14,387	33,071	28,589
Total revenue	59,724	60,504	162,276	139,363
Cost of revenue and operating expenses:
Cost of product revenue (1)	25,072	22,587	67,211	56,898
Cost of licensing revenue	144	67	644	103
Research and development (2)	18,063	13,583	48,887	40,379
Selling, general and administrative (3)	14,521	11,691	41,412	34,862
Amortization of intangible assets	496	37	1,089	112
Restructuring expense (Note 5)	360	99	1,457	952
Total cost of revenue and operating expenses	58,656	48,064	160,700	133,306
Income from operations	1,068	12,440	1,576	6,057
Interest income and other, net	523	556	1,534	1,790
Income before provision for income taxes	1,591	12,996	3,110	7,847
Income tax expense	911	3,531	4,536	3,849
Net income (loss)	$680	$9,465	$(1,426)	$3,998

Net income (loss) per share – basic and diluted	$0.01	$0.12	$(0.02)	$0.05
Weighted average shares – basic	81,372	77,210	80,116	76,649
Weighted average shares – diluted	83,432	78,124	80,116	77,665

(1) Includes stock-based compensation expense	$272	$127	$586	$456
(2) Includes stock-based compensation expense	$1,636	$687	$2,997	$2,057
(3) Includes stock-based compensation expense	$1,720	$936	$3,941	$3,382

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,426)	$3,998
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation expense	7,524	5,895
Depreciation	4,810	5,872
Amortization of investment premium	2,111	2,170
Tax benefits from employee stock-based transactions	1,702	-
Excess tax benefits from employee stock-based transactions	(1,702)	-
Amortization of intangible assets	1,089	112
Realized gain on sale of short-term investments	(175)	(130)
Asset impairment due to restructuring	-	184
Others	268	50
Changes in assets and liabilities:
Accounts receivable	(11,020)	(2,506)
Inventories	(2,491)	(3,849)
Prepaid expenses and other assets	327	22,747
Accounts payable	669	7,492
Accrued and other liabilities	69	(12,908)
Deferred license revenue	(2,060)	2,997
Deferred margin on sales to distributors	(1,733)	7,359
Cash provided by (used in) operating activities	(2,038)	39,483
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	131,810	95,784
Purchases of short-term investments	(84,700)	(128,003)
Cash used in business acquisitions, net of cash acquired	(15,910)	-
Purchases of property and equipment	(5,787)	(3,570)
Investment in a privately-held company	(7,514)	-
Other investing activities	(5,840)	(749)
Cash provided by (used in) investing activities	12,059	(36,538)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,982	2,932
Excess tax benefits from employee stock-based transactions	1,702	-
Repurchases of restricted stock units for income tax withholding	(3,263)	(1,169)
Payment of a line of credit assumed in business acquisition	(523)	-
Payments for vendor financed purchases of software and intangibles	-	(1,250)
Cash provided by financing activities	3,898	513
Effect of exchange rate changes on cash and cash equivalents	(59)	421
Net increase in cash and cash equivalents	13,860	3,879
Cash and cash equivalents — beginning of period	29,942	29,756
Cash and cash equivalents — end of period	$43,802	$33,635
Supplemental cash flow information:
Common stock issued in connection with business acquisition (1.3 million shares issued)	$10,429	$-
Restricted stock units vested	$9,514	$3,246
Net refund (cash payment) for income taxes	$(4,068)	$18,725
Property and equipment purchased but not paid for	$419	$502

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2010 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of  September 30, 2011 and December 31, 2010 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Financial results for the three and nine months ended September 30, 2011 are not necessarily indicative of future financial results.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment (Accounting Standards Codification (ASC) Topic 350). Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity has also the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

    In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). This ASU provides the guidance on the presentation of comprehensive income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both presentation alternatives. This Company is currently evaluating which presentation alternative it will utilize.

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

Adoption of FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements

    In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605)- Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and became effective for the Company’s first quarter of fiscal year 2011. The Company adopted the provisions under this update beginning in fiscal year 2011. As a result of the adoption of ASU 2009-13, revenue for the three and nine months ended September 30, 2011 was approximately $68,000 and  $481,000, respectively, higher than the revenue that would have been recorded under the previous accounting rules.

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes- Merton option valuation model and the straight-line attribution approach with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee stock option plans:
Expected life in years	4.0	4.2	4.0	4.2
Expected volatility	70.9%	66.0%	69.8%	64.2%
Risk-free interest rate	0.7%	1.1%	1.4%	1.9%
Expected dividends	none	none	none	none
Weighted average fair value	$3.27	$1.72	$3.58	$1.59

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	71.4%	72.6%	71.3%	60.2%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected dividends	none	none	none	none
Weighted average fair value	$1.88	$1.33	$2.28	$0.96

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

    For the three months ended September 30, 2011 and 2010, 297,302 and 637,491 shares of common stock were purchased under the ESPP program, respectively. For the nine months ended September 30, 2011 and 2010, 811,413 and 1,233,976 shares were purchased under the ESPP program, respectively. At September 30, 2011, the Company had $547,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a period of approximately 4.5 months.

Stock Options Activity

    The following is a summary of activity under the Company’s stock option plans during the nine months ended September 30, 2011, excluding RSUs (in thousands, except weighted average exercise price):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Terms in Years	Value
At January 1, 2011	4,965	$5.54
Granted	1,979	6.77
Forfeitures and cancellations	(302)	6.67
Exercised	(693)	4.20
At September 30, 2011	5,949	$6.05	5.51	$6,291
Vested and expected to vest at September 30, 2011	5,121	$6.18	5.31	$5,303
Exercisable at September 30, 2011	2,538	$7.26	3.86	$2,022

    The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on September 30, 2011. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the third quarter of fiscal 2011 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and nine months ended September 30, 2011 was $234,000 and $2.9 million, respectively, and was $395,000 and $405,000 for the three and nine months ended September 30, 2010, respectively.  The total grant date fair value of the options which vested was $255,000 and $1.1 million during the three and nine months ended September 30, 2011, respectively, and $1.0 million and $4.0 million during the three and nine months ended September 30, 2010, respectively.

    At September 30, 2011, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.91 years, was $5.4 million, net of estimated forfeitures.

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

    A summary of activity with respect to the Company’s RSUs during the nine months ended September 30, 2011 is as follows: (in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2011	2,719	$3.49
Granted	2,078	6.89
Vested	(1,540)	3.60
Forfeitures and cancellations	(287)	5.69
Outstanding at September 30, 2011	2,970	$5.60

    The total grant date fair value of the RSUs that vested during the three and nine months ended September 30, 2011 was $3.8 million and $5.5 million, respectively, and $47,000 and $4.5 million for the three and nine months ended September 30, 2010, respectively. Of the 2,970,000 RSUs outstanding as of September 30, 2011, approximately 2,293,000 units are expected to vest after considering the applicable forfeiture rate.

    At September 30, 2011, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.33 years, was $8.8 million, net of estimated forfeitures.

    During the three months ended September 30, 2011 and 2010, the Company repurchased 354,293 and 2,979 shares of stock, respectively, for an aggregate value of $1.8 million and $11,000, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. During the nine months ended September 30, 2011 and 2010, the Company repurchased 530,753 and 441,546 shares of stock, respectively, for an aggregate value of $3.3 million and $1.2 million, respectively.   The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock-based Compensation Expense

    The table below shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$272	$127	$586	$456
Research and development	1,636	687	2,997	2,057
Selling, general and administrative	1,720	936	3,941	3,382
Total stock-based compensation expense	$3,628	$1,750	$7,524	$5,895

    No income tax effect is shown due to the full valuation allowance.

5.  RESTRUCTURING CHARGES AND EXIT COSTS

    For the three and nine months ended September 30, 2011, the Company recorded restructuring expense of approximately $0.4 million and $1.5 million, respectively, which primarily consisted of severance and benefits of terminated employees and cost relating to operating lease commitments on exited facilities relating to SiBEAM acquisition.

    For the three and nine months ended September 30, 2010, the Company recorded restructuring expense of approximately $0.1 million and $1.0 million, respectively, which was primarily related to operating lease commitments on exited facilities, impairment of certain fixed assets, and legal and other restructuring related costs which were recognized as incurred.

    The table below summarizes the Company’s restructuring activities for the nine months ended September 30, 2011 (in thousands):

	Employee Severance and Benefits	Operating Lease and Other Agreements Cancellation	Total
Accrued restructuring balance as of January 1, 2011	$-	$1,849	$1,849
Additional accruals/adjustments	925	532	1,457
Cash payments	(838)	(2,107)	(2,945)
Foreign currency changes	-	34	34
Accrued restructuring balance as of September 30, 2011	$87	$308	$395

6.  COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$680	$9,465	$(1,426)	$3,998
Changes in unrealized value of investments	(137)	169	(96)	(113)
Gain (loss) from foreign currency hedges	(203)	474	(119)	64
Foreign currency changes	5	62	160	517
Total comprehensive income (loss)	$345	$10,170	$(1,481)	$4,466

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$680	$9,465	$(1,426)	$3,998
Denominator:
Weighted average outstanding shares used to compute basic net income (loss) per hare	81,372	77,210	80,116	76,649
Effect of dilutive securities	2,060	914	-	1,016
Weighted-average diluted outstanding shares used to compute diluted net income (loss) per share	83,432	78,124	80,116	77,665

Net income (loss) per share: – basic and diluted	$0.01	$0.12	$(0.02)	$0.05

    For the three months ended September 30, 2011, approximately 5.2 million weighted common stock equivalents were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.  As a result of the net loss for the nine months ended September 30, 2011, approximately 5.5 million weighted common stock equivalents were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

    For the three and nine months ended September 30, 2010, approximately 8.1 million and 9.6 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

8.  BALANCE SHEET COMPONENTS

The table below shows the components of the Company’s inventories, prepaid expense and other current assets, property and equipment, other assets, accrued and other current liabilities and other long-term liabilities.

	September 30, 2011	December 31, 2010
	(In thousands)
Inventories:
Raw materials	$7,094	$3,558
Work in process	2,623	1,753
Finished goods	4,537	4,901
	$14,254	$10,212

Prepaid expense and other current assets:
Prepaid expenses and software maintenance	$2,159	$3,418
Interest receivable	997	1,292
Others	2,283	1,805
	$5,439	$6,515

Property and equipment:
Equipment	$31,760	$30,523
Computers and software	20,925	21,387
Furniture and fixtures	2,748	2,470
	55,433	54,380
Less: accumulated depreciation	(43,216)	(42,976)
Total property and equipment, net	$12,217	$11,404

Other assets:
Advances for intellectual properties (see Note 12)	$8,500	$-
Investment in a privately-held company (see Note 16)	7,514	-
Secured note with a third party company (see Note 12)	340	3,000
Others	1,348	607
	$17,702	$3,607

Accrued and other current liabilities:
Accrued payroll and related expenses	$6,521	$6,691
Accrued royalties	6,319	4,240
Accrued product rebate	2,817	100
Accrued restructuring (see Note 5)	395	1,849
Others	4,688	4,891
	$20,740	$17,771

Other long-term liabilities:
Non-current liability for uncertain tax positions	$12,436	$11,858
Non-current deferred license revenue	1,142	1,498
Others	1,272	-
	$14,850	$13,356

9.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

    On December 7, 2001, the Company and certain of its officers and directors were named as defendants, along with the underwriters of the Company’s initial public offering, in a securities class action lawsuit. The lawsuit alleges that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court. In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law. In July 2003, the Company, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs. While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties. Plaintiffs filed an amended complaint on August 14, 2007. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. On November 13, 2007 defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the district court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement agreement. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. Several objectors to the settlement have filed notices of appeal to the United States Court of Appeal for the Second Circuit from the District Court’s order granting final approval of the settlement. All but two of the objectors withdrew their appeals, and Plaintiff moved to dismiss the remaining appeals, one for violation of the Second Circuit’s rules and one for lack of standing.  On May 17, 2011, the Second Circuit granted the motion to dismiss one objector’s appeal for violations of the Court’s rules and remanded the other appeal to the District Court to determine whether objector Hayes was a class member.  On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member.  On September 30, 2011, objector Hayes filed a notice of appeal from the District Court’s decision.  Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal. The Company believes that it has meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously. In light of the uncertainty of the appellate process, and any subsequent proceedings in the trial court in the event the settlement is reversed on appeal, the Company is unable to determine the likelihood of an unfavorable outcome against them and is unable to reasonably estimate a range of loss, if any.

    On July 31, 2007, the Company received a demand on behalf of alleged stockholder Vanessa Simmonds that its board of directors prosecute a claim against the underwriters of its initial public offering, in addition to certain unidentified officers, directors and principal stockholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offering. The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from it. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 22, 2009, an order was issued granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. Oral argument in the Ninth Circuit was heard on October 5, 2010, and the Court issued its written opinion on December 2, 2010.  The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the thirty moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice.  The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including the Company) were sufficiently similar as also to require dismissal with prejudice.  The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.   On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court.  On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the Supreme Court.  On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied the petition of the plaintiff.  Oral argument in the Supreme Court has been scheduled for November 28, 2011.    Due to the complexities and uncertainty surrounding the proceedings in the Supreme Court, the Company is unable to determine either the likelihood of an outcome in favor of the plaintiff, or whether any ultimate recovery of short-swing profits might result in a net recovery in our favor in light of the expenses of any future proceedings.

    In addition, the Company has been named as a defendant in a number of judicial and administrative proceedings incidental to its business and may be named again from time to time. The Company intends to defend such matters vigorously and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Operating Leases

    On January 6, 2011, the Company entered into a seven-year lease agreement (the “Lease”) with Christensen Holdings, L.P., a California limited partnership. Pursuant to the Lease,  the Company leases an office building in Sunnyvale, California consisting of approximately 128,154 square feet, together with the non-exclusive right to use parking facilities and other amenities. The monthly base rent payment for the first year of the Lease is $108,931, with annual increases of 4% in the second, third and fourth years of the Lease and with an annual increases of 9%, 8% and 7% in the fifth, sixth and seventh years of the Lease, respectively. This facility is the Company’s corporate headquarters, which the Company began occupying in July 2011.

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

    The Company also leases office spaces in China, Japan, Korea, and Taiwan.

    The Company’s future operating lease commitments at September 30, 2011 were as follows (in thousands):

Year ending December 31,	Operating Lease Obligations
2011 (remaining 3 months)	$321
2012	2,124
2013	1,513
2014	1,442
2015	1,535
Thereafter	4,368
Total	$11,303

Other Contractual Obligations

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

Revenue

            The Company attributes revenue to geographic regions based on the “bill to address” location as specified in the customers’ agreements. The following table presents the revenue by geographic region based on bill to location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$23,921	$8,040	$48,954	$29,444
Taiwan	15,227	13,963	45,908	29,176
Japan	9,928	18,028	34,968	41,130
China	4,049	3,771	12,611	10,245
Europe	3,592	3,526	10,463	12,068
Korea	2,375	12,534	7,806	15,471
Others	632	642	1,566	1,829
Total revenue	$59,724	$60,504	$162,276	$139,363

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

    As a result of the change in the reported market categories, the revenue reported for the three and nine months ended September 30, 2010 under the previous primary market categorization was reclassified to conform to the revenue presentation for the three and nine months ended September 30, 2011. This reclassification did not impact the Company's previously reported net revenues, operating income, net income, or earnings per share.

    The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consumer Electronics	$22,381	$36,351	$68,072	$88,330
Mobile	21,516	3,370	44,647	5,940
Personal Computers	5,232	6,396	16,486	16,504
Total product revenue	49,129	46,117	129,205	110,774
Licensing	10,595	14,387	33,071	28,589
Total revenue	$59,724	$60,504	$162,276	$139,363

    For the three months ended September 30, 2011, three customers each represented 30.8%, 13.3% and 10.2% of the Company’s revenue. For the nine months ended September 30, 2011, three customers each represented 22.0%, 14.8% and 10.9% of the Company’s revenue.  At September 30, 2011, two customers each represented 32.2% and 11.4% of net accounts receivable.

    For the three months ended September 30, 2010, four customers each represented 19.8%, 12.9%, 11.8% and 10.6% of the Company’s revenue. For the nine months ended September 30, 2010, three customers each represented 18.6%, 11.5% and 11.2% of the Company’s revenue.  At September 30, 2010, two customers each represented 20.4% and 11.1% of net accounts receivable.

Property and Equipment

    The table below presents the net book value of the property and equipment by their physical location (in thousands):

	September 30, 2011	December 31, 2010
United States	$6,968	$5,634
China	2,754	2,877
Taiwan	1,895	2,030
Others	600	863
Net book value	$12,217	$11,404

11.  PROVISION FOR INCOME TAXES

    The Company recorded an income tax expense of $0.9 million and $4.5 million for the three and nine months ended September 30, 2011, respectively.  The effective tax rates for the three and nine months ended September 30, 2011 were 57.3% and 145.9%, respectively, and were based on the Company’s projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital and state taxes.

    The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at September 30, 2011.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

    The Company recorded an income tax expense of $3.5 million and $3.8 million for the three and nine months ended September 30, 2010, respectively. The effective tax rates for the three and nine months ended September 30, 2010 were 27.2% and 49.0%, respectively, and were based on the Company’s projected taxable income for 2010, adjusted for the impact of certain discrete items for which the tax effect is recorded during the respective quarter that the event occurs. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to change in valuation allowance, foreign taxes (including foreign withholding taxes) and state taxes.

    The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $53,000 and $156,000 for the three and nine months ended September 30, 2011, respectively, and approximately $113,000 and $287,000 for the three and nine months ended September 30, 2010, respectively.  The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

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

    The Company’s Level 3 assets consist of a secured note with a third party company which is secured by certain current assets. Since there is no active market for these types of notes, the fair value is determined based on  available evidence, including general market conditions, financial condition, earnings and cash flow forecasts, recent operational performance and any other readily available market data.The carrying value of the note approximates the fair market value due to the relatively short period of time to maturity or realization.

    The table below sets forth the Company’s assets and liabilities as of September 30, 2011, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Short-term investments:	(In thousands)
United States government agencies	$10,109	$-	$-	$10,109
Municipal securities	-	82,174	-	82,174
Corporate securities	-	19,113	-	19,113
Total short-term investments at fair value	10,109	101,287	-	111,396
Other asssets:
Secured note with a third party company	-	-	340	340
Liabilities:
Contingent payments in connection with a business acquisition (Note 14)	-	-	(1,375)	(1,375)

Total net assets measured at fair value	$10,109	$101,287	$(1,035)	$110,361

    The following table presents the changes in the Company’s Level 3 assets and liabilities, which are measured at fair value on a recurring basis, for the nine months ended September 30, 2011 (in thousands):

	Fair Value Measurement Using Level 3 Inputs
	Assets	Liabilities
Beginning balance at January 1, 2011	$3,000	$-
Net issuances	6,840	(1,481)
Conversion of secured notes to advances for intellectual properties	(8,500)	-
Conversion of a bridge loan to equity investment (Note 16)	(1,000)	-
Adjustment in the fair value of contingent considerations (Note 14)	-	106
Ending Balance at September 30, 2011	$340	$(1,375)

    Issuances during the nine months ended September 30, 2011 were related to approximately $5.8 million advances to a third party company pursuant to secured notes which were converted to advances for intellectual properties and $1.0 million bridge loan extended to a different privately-held company which was subsequently converted to an equity investment which is accounted for under the cost method.  Refer to Note 16 for further information on this equity investment.

    Apart from the adjustment in fair value of the contingent considerations discussed in Note 14, no gains or losses from these assets and liabilities were recognized during the three and nine months ended September 30, 2011 and 2010. During the three and nine months ended September 30, 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three and nine months ended September 30, 2011.

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

    The amount of net gain recognized in other comprehensive income (“OCI”) on effective cash flow hedges as of September 30, 2011 and December 31, 2010 was insignificant. The amount of gain or loss reclassified from accumulated OCI to operating expenses for the three and nine months ended September 30, 2011 and 2010, and the amount of gain or loss recognized in income on ineffective cash flow hedges for the three and nine months ended September 30, 2011 and 2010 were insignificant.

    As of September 30, 2011 and December 31, 2010, the outstanding foreign currency forward contracts had a total notional value of approximately $4.7 million and $2.9 million, respectively.

14.  BUSINESS ACQUISITIONS

SiBEAM, Inc.

    On May 16, 2011, the Company completed its acquisition of SiBEAM, Inc. (“SiBEAM”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated April 13, 2011.  SiBEAM is a privately-held, fabless semiconductor company headquartered in Sunnyvale, California. and is a provider of high-speed wireless communication products for uncompressed HD video in consumer electronics and personal computer applications. The acquisition of SiBEAM supports the Company’s mission to be the leader in advanced video connectivity solutions. SiBEAM’s results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning May 16, 2011.  The revenue and net loss of SiBEAM from the period May 16, 2011 through September 30, 2011 was approximately $1.2 million and $4.9 million, respectively. Acquisition costs, which were expensed as incurred, were approximately $920,000 for the nine months ended September 30, 2011.

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

The following table presents details of the intangible assets acquired  through the acquisition of SiBEAM (in thousands, except years):

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

    The unaudited pro forma financial information for the three and nine months ended September 30, 2011 represent (a) the historical results of the Company for the three and nine months ended September 30, 2011, (b) the historical results of SiBEAM for the three and nine months ended September 30, 2011, and (c) the effects of the pro forma adjustments described above.

    The unaudited pro forma financial information for the three and nine months ended September 30, 2010 represent (a) the historical results of the Company for the three and nine months ended September 30, 2010, (b) the historical results of SiBEAM for the three and nine months ended September 30, 2010 and (c) the effects of the pro forma adjustments described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share amounts)
Total revenues	$59,724	$61,115	$163,225	$141,153
Net income (loss)	$680	$3,734	$(9,510)	$(12,977)
Basic and diluted income (loss) per share	$0.01	$0.05	$(0.12)	$(0.17)

The pro forma adjustments did not have significant impact on the pro forma combined provision for income taxes for the three and nine months ended September 30, 2011 and 2010 due to net loss positions and/or valuation allowances on deferred income tax assets in those periods.

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

    The Company re-evaluated the fair value of the earn-out payments and determined that the revised fair value was approximately $321,000, $106,000 lower than the acquisition date fair value of $427,000. The Company recognized as other income the $106,000 reduction in the fair value of the earn-out consideration during the three months ended September 30, 2011. The Company also re-evaluated the fair values of the milestone considerations discussed above as of September 30, 2011 and no significant changes to fair value of such contingent considerations were considered necessary.

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

    The Company allocated $163,000 of the purchase price to goodwill which is deductible for tax purposes. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined the Company as part of the acquisition.

    The accompanying consolidated financial statements for the three and nine months ended September 30, 2011 include the operations of the aforementioned acquisition, commencing on February 2, 2011, the acquisition date. No supplemental pro-forma information is presented for this acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

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

15.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

    The table below summarizes the Company's goodwill activities during the nine months ended September 30, 2011 (in thousands):

Carrying value at January 1, 2011	$-
Goodwill, SiBEAM acquisition	18,483
Goodwill, ABT acquisition	163
Carrying value at September 30, 2011	$18,646

    There were no impairments to goodwill during the three and nine months ended September 30, 2011.

Purchased Intangible Assets

    The following table presents the Company’s purchased intangible assets as of September 30, 2011 as a result of acquisitions completed during the three and nine months ended September 30, 2011 (in thousands):

	Estimated Fair Value	Estimated Useful Life (In Years)	Accumulated Amortization	Net
Intangible assets with finite lives:
Intellectual property	$1,600	6	$(178)	$1,422
Core technology	1,600	3	(355)	1,245
Trademark	3,000	5	(225)	2,775
System technology	400	3	(89)	311
Customer relationships	1,500	2-5	(242)	1,258
Total intangible assets with finite lives	8,100		(1,089)	7,011
Intangible assets with indefinite lives:
Trade name	600	indefinite	-	600
In-process research and development	4,800	indefinite	-	4,800
Total intangible assets with indefinite lives	5,400		-	5,400
Total purchased intangible assets	$13,500		$(1,089)	$12,411

    The Company recorded $13.5 million of purchased intangible assets as a result of the acquisitions completed during the three and nine months ended September 30, 2011. For further discussion, see Note 14.

    Amortization of purchased intangible assets which was presented as “Amortization of Intangible Assets” in the consolidated statements of operations for the three and nine months ended September 30, 2011 was $496,000 and $1.1 million, respectively, and $37,000 and $112,000 for the three and nine months ended September 30, 2010, respectively. There were no impairment charges with respect to the purchased intangible assets during the three and nine months ended September 30, 2011, and 2010.

    The intangible asset related to the in-process research and development will be amortized over the estimated useful life of the technology upon completion of its development.  After initial recognition, acquired in-process research and development assets are accounted for as indefinite-lived intangible assets until the completion of the related development. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired in-process research and development assets are considered amortizable finite-lived assets. If the in-process research and development project is abandoned, the Company records an impairment charge in the period it is abandoned.  As of September 30, 2011, the related in-process research development projects were not yet completed.

    The estimated future amortization expense of purchased intangible assets with finite lives for future periods is as follows (in thousands):

Year ending December 31,	Amount
2011 (remaining 3 months)	$496
2012	1,983
2013	1,754
2014	1,122
2015	1,067
Thereafter	589
Total	$7,011

16.  INVESTMENT IN A PRIVATELY-HELD COMPANY

    On July 13, 2011, the Company made a $7.5 million investment in the Class B units of a privately-held company which develops and designs wireless video and audio semiconductor chips. The Company accounts for this investment under the cost method as the Company has less than 20% ownership interest and it does not have the ability to exercise significant influence over the operations of the privately-held company.  Prior to the Company's investment, it had provided a bridge loan of $1.0 million to the privately-held company in April 2011. This loan, including earned interest, was converted into equity of the privately-held company upon execution of the Class B Unit Purchase Agreement, and an additional $6.5 million in cash was paid to the privately-held company on July 13, 2011 to fund the equity investment. Concurrently with the equity investment, the Company entered into the following with the privately-held company: (a) call option agreement whereby the Company can acquire the privately-held company at a fixed price plus earn-out payments on or before April 2012 or until January 2013 subject to certain conditions; (b) sales representative agreement  whereby the privately-held company appointed the Company as sole and exclusive independent representative for the purposes of soliciting orders for and promoting  their product to the Company’s prospects as listed in the agreement; and (c) technology and IP license agreement granting the Company a license to certain technology of the privately-held company upon occurrence of certain events in the future.

    The Company had determined that the privately-held company is a variable interest entity but the Company is not the primary beneficiary. The key factors in this assessment were that the management team and the board of directors of the privately-held company were solely responsible for all economic aspects of the entity, including key business decisions that impact the economic performance of the privately-held company and the Company does not have the power, through its variable interest, to direct the activities that most significantly impact the economic performance of the privately-held company. The Company’s maximum exposure to loss as a result of its interest in the privately-held company is limited to its equity investment.

    The Company accounts for this investment under the cost method. The investment is periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data. The carrying value of the investment is $7.5 million and was recorded within other long-term assets on the Company’s condensed consolidated balance sheet as of September 30, 2011.

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

Company Overview

    Silicon Image is a leading provider of wireless and wired HD connectivity solutions that enable the reliable distribution and presentation of high-definition content for consumer electronics, mobile, and PC markets.  We deliver our technology via semiconductor and intellectual property (IP) products that are compliant with global industry standards and also feature industry leading Silicon Image innovations such as InstaPort™.  Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as desktop and notebook PCs, DTVs, Blu-ray Disc™ players, audio-video receivers, as well as mobile phones, tablets and digital cameras.  Silicon Image has driven the creation of the highly successful HDMI® and DVI™ industry standards, the latest standards for mobile devices - SPMT™ (Serial Port Memory Technology) and MHL™ (Mobile High-Definition Link), and the standard for 60GHz wireless HD video – WirelessHD™ (WiHD).  Via its wholly-owned subsidiary, Simplay Labs, Silicon Image offers manufacturers comprehensive standards interoperability and compliance testing services. Founded in 1995, we are headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Japan, Korea, and Taiwan.

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

    Historically, we have grown our business by introducing and promoting the adoption of new technologies and standards and entering new markets. We collaborated with other companies to jointly develop the DVI and HDMI standards. Our first products addressed the PC market. We then introduced products for a variety of CE market segments, including the set top box (STB), game console and DTV markets. This year, we began selling products in the mobile device market using our innovative interconnect core technology. Most recently, we completed the acquisition of SiBEAM which supports our stated mission to be the leader in advanced video connectivity solutions and SiBEAM’s 60GHz wireless technology will enable us to rapidly bring the highest quality of wirelessly transmitted HD video and audio to market.

    We are a Delaware corporation headquartered in Sunnyvale, California. Our Internet website address is www.siliconimage.com.

Concentrations

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 66.8% and 63.2% of our revenue for the three and nine months ended September 30, 2011, respectively, and 64.0% and 58.2% of our revenue for the three and nine months ended September 30, 2010. Additionally, the percentage of revenue generated through distributors tends to be material, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services.  Revenue generated through distributors was 46.0% and 53.1% of our total revenue for the three and nine months ended September 30, 2011, respectively, and  64.8% and 58.8% of our total revenue for the three and nine months ended September 30, 2010, respectively.  Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

    A significant portion of our revenue is generated from products sold overseas. Sales to customers in Asia, including distributors, represented 53.0% and 62.6% of our revenue for the three and nine months ended September 30, 2011, respectively and 80.0% and 75.4% for the three and nine months ended September 30, 2010, respectively. One of the primary reasons for the decrease in the revenue from customers in Asia was the disaster in Japan. The 9.0 magnitude earthquake and subsequent tsunami that hit Japan in March 2011 has affected both demand in Japan and the global supply chain for CE products.  High-end DTVs with the latest features and capabilities (the market segment where we typically deliver our latest CE innovations) have been particularly affected by this trend. Our revenue from Japan for the three and nine months ended September 30, 2011 was 44.9%  and 15.0% lower than what we generated from the same periods in 2010, respectively.

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

Results of Operations
REVENUE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue
Consumer Electronics	$22,381	$36,351	-38.4%	$68,072	$88,330	-22.9%
Mobile	21,516	3,370	538.5%	44,647	5,940	651.6%
Personal Computers	5,232	6,396	-18.2%	16,486	16,504	-0.1%
Total product revenue	49,129	46,117	6.5%	129,205	110,774	16.6%
Percentage of total revenue	82.3%	76.2%		79.6%	79.5%
Licensing revenue	10,595	14,387	-26.4%	33,071	28,589	15.7%
Percentage of total revenue	17.7%	23.8%		20.4%	20.5%
Total revenue	$59,724	$60,504	-1.3%	$162,276	$139,363	16.4%

Product Revenue

    Our product revenue for the three and nine months ended September 30, 2011 increased by approximately $3.0 million or 6.5% and $18.4 million or 16.6%, respectively, compared to the product revenue in the same periods in 2010. The increase in product revenue year over year was primarily due to the revenue growth in our Mobile market. Our Mobile revenue for the three and nine months ended September 30, 2011 increased by $18.1 million and $38.7 million, respectively, compared to the Mobile revenue generated in the same periods in 2010. The revenue growth in our Mobile market was primarily due to the successful launch of our MHL technology in the latter part of fiscal year 2010 which resulted in MHL product shipments starting in the first quarter of fiscal year 2011 and MHL product shipments have ramped up in the second and third quarters. The revenue growth in our Mobile market was partially offset by the decrease in revenue in our CE market. Revenue from our CE market for the three and nine months ended September 30, 2011 decreased by $14.0 million and $20.3 million, respectively, compared to the CE revenue generated in the same periods in 2010. The decrease in our CE revenue was primarily due to global macro-economic pressures that drove consumers to purchase lower priced CE products, and the 9.0 magnitude earthquake and subsequent tsunami that hit Japan in March 2011, which has affected both demand in Japan and the global supply chain for CE products.  High-end DTVs with the latest features and capabilities (the market segment where we typically deliver our latest CE innovations) have been particularly affected by this trend.  The earthquake in Japan had a two-fold impact.  First, it reduced demand for higher-end TVs in the domestic Japanese market. Secondly, as a result of damage to the production facilities, the brands shifted a portion of their TV production to original design manufacturers (ODMs) outside of Japan who typically supply the lower-end to mid-range DTV market. Our revenue from Japan for the three and nine months ended September 30, 2011 was 44.9%  and 15.0% lower than what we generated from the same periods in 2010, respectively.

Licensing Revenue

    Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology.  Licensing continues to represent an important part of our overall business. Licensing revenue for the three months ended September 30, 2011 decreased by $3.8 million compared to the same period in 2010 primarily due to the higher additional royalties we recorded during the three months ended September 30, 2010 compared to the additional royalties we recorded in the same period in 2011 as a result of the completion of certain licensing audit activities in 2010. Additional royalties recognized due to licensing audit activities during the three months ended September 30, 2011 were $0.7 million compared to $7.5 million of additional royalties we recorded during the three months ended September 30, 2010. Excluding the $6.8 million higher additional royalty revenue from licensing audit activities during the three months ended September 30, 2010, licensing revenue for the three months ended September 30, 2011 would have been $3.0 million higher than the licensing revenue in the same period in 2010, primarily due to higher HDMI royalties and new licensing deals closed during the three months ended September 30, 2011.

    Licensing revenue for the nine months ended September 30, 2011 increased by $4.5 million compared to the same period in 2010. The higher licensing revenue during the nine months ended September 30, 2011 was primarily due to higher HDMI royalties and new licensing arrangements executed during the nine months ended September 30, 2011.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$25,072	$22,587	11.0%	$67,211	$56,898	18.1%
Product gross profit	24,057	23,530	2.2%	61,994	53,876	15.1%
Product gross profit margin	49.0%	51.0%		48.0%	48.6%

(1) Includes stock-based compensation expense	$272	$127		$586	$456

Cost of licensing revenue	$144	$67	114.9%	$644	$103	525.2%
Licensing gross profit	$10,451	$14,320	-27.0%	$32,427	$28,486	13.8%
Licensing gross profit margin	98.6%	99.5%		98.1%	99.6%

Total cost of revenue	$25,216	$22,654	11.3%	$67,855	$57,001	19.0%
Total gross profit	$34,508	$37,850	-8.8%	$94,421	$82,362	14.6%
Total gross profit margin	57.8%	62.6%		58.2%	59.1%

    Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs, including stock-based compensation expense. Total cost of revenue for the three and nine months ended September 30, 2011 increased by $2.6 million or 11.3% and $10.9 million or 19.0%, respectively, when compared to the total cost of revenue in the same periods in 2010. The increase in the total cost of revenue was primarily due to the growth in revenue volume during the same comparative periods.

Product Gross Margin

    Our product gross profit as a percentage of product revenue was 49.0% and 48.0% for the three and nine months ended September 30, 2011, respectively, and 51.0% and 48.6% for the three and nine months ended September 30, 2010, respectively. Product gross profit margin for the three months ended September 30, 2011 was 2.0 percentage points lower than the product gross profit margin in the same period in 2010 primarily due to the decrease in average selling price per unit from $1.43 during three months ended September 30, 2010 to $1.21 during the three months ended September 30, 2011, partially offset by favorable variances and better overhead absorption due to the increase in volume.. Product gross profit margin for the nine months ended September 30, 2011 of 48.0% was comparable with the gross profit margin of 48.6% in the same period in 2010.

Licensing Gross Margin

    Our licensing gross profit as a percentage of licensing revenue for the three and nine months ended September 30, 2011 was 98.6% and 98.1%, respectively, compared to 99.5% and 99.6% for the three and nine months ended September 30, 2010, respectively.  Licensing gross profit margin for the three and nine months ended September 30, 2011 was 0.9% and 1.5% lower, respectively, than the licensing gross profit margin for the same periods in 2010 primarily due to higher mix of IP customization projects during the three and nine months ended September 30, 2011 compared to the same periods in 2010.

OPERATING EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$18,063	$13,583	33.0%	$48,887	$40,379	21.1%
Percentage of total revenue	30.2%	22.4%		30.1%	29.0%

(1) Includes stock-based compensation expense	$1,636	$687		$2,997	$2,057

Research and Development (R&D). R&D expense consists primarily of employee compensation and benefits, including stock-based compensation, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials.  R&D expense for the three and nine months ended September 30, 2011 increased by $4.5 million or 33.0% and $8.5 million or 21.1%, respectively, compared to the R&D expense incurred in the same periods in 2010.  The higher R&D expense in 2011 than in 2010 was primarily due to the increase in project related expenses and increase in compensation related expenses as a result of the two acquisitions that we completed during the nine months ended September 30, 2011.  Our R&D head count as of September 30, 2011 was 242 employees compared to 199 employees as of September 30, 2010. Refer to Note 14 to the condensed consolidated financial statements for further discussion about the two acquisitions that we completed during the nine months ended September 30, 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$14,521	$11,691	24.2%	$41,412	$34,862	18.8%
Percentage of total revenue	24.3%	19.3%		25.5%	25.0%

(1) Includes stock-based compensation expense	$1,720	$936		$3,941	$3,382

 Selling, General and Administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three and nine months ended September 30, 2011 increased by $2.8 million or 24.2% and $6.5 million or 18.8%, respectively, compared the SG&A expense incurred in the same periods in 2010, primarily due to the increase in compensation related expenses as well as to the transaction expenses that we incurred in relation to the two business acquisitions that we completed during the nine months ended September 30, 2011.  Our head count in our SG&A departments was 184 employees and 153 employees as of September 30, 2011 and 2010, respectively.  Refer to Note 14 to the condensed consolidated financial statements for further discussion about the two acquisitions that we completed during the nine months ended September 30, 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$496	$37	1240.5%	$1,089	$112	872.3%
Percentage of total revenue	0.8%	0.1%		0.7%	0.1%

Amortization of Intangible Assets. The increase in the amortization of intangible assets was primarily due to amortization of the intangible assets acquired from the acquisitions completed during 2011. Refer to Note 14 to the condensed consolidated financial statements for further discussion about the two acquisitions we completed during the nine months ended September 30, 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Restructuring expense	$360	$99	263.6%	$1,457	$952	53.0%
Percentage of total revenue	0.6%	0.2%		0.9%	0.7%

Restructuring Expense. The increase in restructuring expense was primarily due to the severance benefits and exit costs we incurred related to SiBEAM acquisition and to improve the effectiveness and efficiency of our operating model as part of our long-term strategy to pursue continuous improvement. Refer to Note 14 to the condensed consolidated financial statements for further discussion about SiBEAM acquisition.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$523	$556	-5.9%	$1,534	$1,790	-14.3%
Percentage of total revenue	0.9%	0.9%		0.9%	1.3%

Interest Income and Other, net. The decrease in interest and other income was primarily due to the decrease in interest income from our short-term investments as a result of the cash used in business acquisitions. Refer to Note 14 to the condensed consolidated financial statements for further discussion about the two acquisitions we completed during the nine months ended September 30, 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense	$911	$3,531	-74.2%	$4,536	$3,849	17.8%
Percentage of total revenue	1.5%	5.8%		2.8%	2.8%

Provision for Income Taxes. We recorded income tax expense of $0.9 million and $4.5 million for the three and nine months ended September 30, 2011, respectively. The effective tax rates for the three and nine months ended September 30, 2011 were 57.3% and 145.9%, respectively, and were based on the Company’s projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital and state taxes.

    We recorded income tax expense of $3.5 million and $3.8 million for the three and nine months ended September 30, 2010, respectively.  The effective tax rates for the three and nine months ended September 30, 2010 were 27.2% and 49.0%, respectively, and were based on our projected taxable income for 2010, adjusted for the impact of certain discrete items for which the tax effect is recorded during the respective quarter that the event occurs. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to change in valuation allowance, foreign taxes (including foreign withholding taxes) and state taxes.

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

	September 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$43,802	$29,942	$13,860
Short term investments	111,396	160,538	(49,142)
Total cash, cash equivalents and short term investments	$155,198	$190,480	$(35,282)
Percentage of total assets	56.3%	76.0%

Total current assets	$209,862	$230,813	$(20,951)
Total current liabilities	(48,696)	(46,067)	(2,629)
Working capital	$161,166	$184,746	$(23,580)

    At September 30, 2011, we had $160.8 million of working capital including $161.2 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased by $35.3 million from $190.5 million as of December 31, 2010 to $155.2 million as of September 30, 2011 primarily due to $15.9 million cash considerations for the two recent acquisitions that we completed during the nine months ended September 30, 2011, $2.2 million cash used to satisfy certain liabilities assumed in connection with the business acquisitions previously mentioned, $7.5 million cash used for an equity investment in a third-party company, $5.8 million cash used for certain business strategic initiatives and net cash used in operations during the nine months ended September 30, 2011.

    The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories  and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue, and deferred margin on sales to distributors. Working capital at September 30, 2011 decreased by approximately $23.6 million compared to the working capital at December 31, 2010 primarily due to $21.0 million net decrease in operating assets and $2.6 million net increase in operating liabilities. The $21.0 million net decrease in operating assets was primarily due to the previously mentioned $35.3 million decrease in total cash and cash equivalents and short-term investments and $1.1 million decrease in prepaid expenses and other current assets, partially offset by $11.4 million and $4.0 million increase in accounts receivable and inventories, respectively. The increase in accounts receivable was primarily due to the increase in billings over collections during the nine months ended September 30, 2011. The increase in inventories was mainly due to inventories acquired from acquisition and inventory build-up in preparation for the fourth quarter shipments. The $2.6 million increase in operating liabilities was mainly due to $2.9 million and $2.6 million increase in accrued and other current liabilities and accounts payable, respectively, partially offset by $1.7 million and $1.2 million decrease in deferred margin on sales to distributors and deferred license revenue, respectively. The increase in accounts payable was primarily due to increase in inventories. The increase in accrued and other current liabilities was mainly due to increase in accrued royalties and other current liabilities assumed from business acquisitions. The increase in accrued royalties was due to an increase in the share of the HDMI founders on the royalty revenue.  The decrease in deferred margin on sales to distributors was primarily due to lower ending inventory at our distributors as at September 30, 2011 compared to the  ending inventory as at December 31, 2010 and the decrease in deferred license revenue was primarily due to the revenue recognized during the nine months ended September 30, 2011.

    We believe that our current cash, cash equivalents and short-term investment balances will be sufficient to meet our liquidity requirements for at least the next twelve months.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Nine Months Ended September 31,
	2011	2010
	(Dollars in thousands)
Cash provided by (used in) operating activities	$(2,038)	$39,483
Cash provided by (used in) investing activities	12,059	(36,538)
Cash provided by financing activities	3,898	513
Effect of exchange rate changes on cash and cash equivalents	(59)	421
Net increase in cash and cash equivalents	$13,860	$3,879

    During the nine months ended September 30, 2011, cash and cash equivalents increased by approximately $13.9 million primarily because of the cash generated from our investing and financing activities of $12.1 million and $3.9 million, respectively, partially offset by $2.0 million cash used in our operating activities.

Operating Activities

    The $2.0 million cash used in our operating activities during the nine months ended September 30, 2011 was primarily due to the increase in operating assets, such as accounts receivable and inventories and decrease in operating liabilities, such as deferred margin on sales to distributors and deferred license revenue.

    The increase in accounts receivable was primarily due to the increase in billings over collections during the nine months ended September 30, 2011. The increase in inventories was mainly due to inventory build-up in preparation for the fourth quarter shipments. The decrease in deferred margin on sales to distributors was primarily due to lower ending inventory at our distributors as at September 30, 2011 than the  ending inventory as at December 31, 2010 and the decrease in deferred license revenue was primarily due to the revenue recognized during the nine months ended September 30, 2011.

Investing Activities

    The $12.1 million cash generated from our investing activities during the nine months ended September 30, 2011 was due primarily to $47.1 million net proceeds from the sales and maturities of short-term investments, partially offset by $15.9 million cash used in connection with our business acquisitions, $7.5 million cash used to make an investment in a privately-held company, $5.8 million cash used for other business strategic initiatives and $5.8 million net investment in property and equipment.  During the nine months ended September 30, 2011, we sold $131.8 million and purchased $84.7 million worth of short-term investments.

    We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

    The $3.9 million cash generated from our financing activities during the nine months ended September 30, 2011 was primarily due to the proceeds from issuances of common stock of approximately $6.0 million and to the excess tax benefits from employee stock-based transactions of approximately $1.7 million, partially offset by $3.3 million cash used to repurchase restricted stock units for minimum statutory income tax withholding and $0.5 million cash used to pay a line of credit assumed from business acquisition.

Cash Requirements and Commitments

    In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, any share repurchases and any strategic acquisitions. There have been no material changes to the contractual obligations and commitments that we disclosed in the form 10-K for fiscal year 2010 that we filed with the SEC on February 17, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of September 30, 2011, we had an investment portfolio of securities as reported in short-term investments of approximately $111.4 million. A sensitivity analysis was performed on our investment portfolio as of September 30, 2011. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$ 451,000	$ 903,000	$ 1,354,000

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

Foreign Currency Exchange Risk

    A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Chinese Yuan and Japanese Yen.  Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  The following represents the potential impact on our cash flows of a change in the value of the U.S. dollar compared to the Chinese Yuan, Japanese Yen, Euro, British Pound, Taiwan Dollar and Korean Won for the nine months ended September 30, 2011 and 2010.  This sensitivity analysis aggregates our activity in these currencies for the nine months ended September 30, 2011 and 2010, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10% (in thousands).

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	5%	5%	7.5%	7.5%	10%	10%
China	$851	$217	$1,277	$325	$1,702	$433
Japan	190	107	285	160	380	213
Germany	-	444	-	666	-	889
Others	135	104	202	156	270	208
Total	$1,176	$872	$1,764	$1,307	$2,352	$1,743

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

    As of September 30, 2011, the outstanding foreign exchange contracts had a total notional value of $4.7 million. See Note 13 to the Condensed Consolidated Financial Statements for more detailed discussions on derivative transactions.

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

Changes in Internal Control over Financial Reporting

    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    The development of new products is highly complex, and we have experienced delays, some of which exceeded one year, in the development and introduction of new products on several occasions in the past. We have recently introduced new products and will continue to introduce new products in the future. As our products integrate new, more advanced functions, they become more complex and increasingly difficult to design, manufacture and debug. Successful product development and introduction depends on a number of factors, including, but not limited to:

•
accurate prediction of market trends and requirements, the establishment and adoption of new standards in the market and the evolution of existing standards, including enhancements or modifications to existing standards such as HDMI,  MHL, SPMT, WirelessHD, DVI and SATA;

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

    Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability.   These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our CE product revenue, which comprised approximately 45.6% and 52.7% of total product revenue for the three and nine months ended September 30, 2011, respectively, and approximately 78.8% and 79.7% of total product revenue for the three and nine months ended September 30, 2010, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, DVDs and game consoles. Demand for consumer electronics business is a function of the health of the economies in the United States and around the world. As a result of the recent recession experienced by the US economy and other economies around the world, the demand for overall consumer electronics has been and may continue to be adversely affected. As a result, the demand for our CE, Mobile and PC products and our operating results has been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our CE, Mobile and PC products and on our financial condition and operating results.

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

    Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended September 30, 2011, shipments to Samsung Electronics, Edom Technology Co., Ltd and Weikeng Industrial Co., Ltd. accounted for 30.8%, 13.3% and 10.2% of our revenue, respectively. For the nine months ended September 30, 2011, shipments to Samsung Electronics, Edom Technology Co., Ltd and Weikeng Industrial Co., Ltd. accounted for 22.0%, 14.8% and 10.9% of our revenue, respectively. For the three months ended September 30, 2010, shipments to Samsung Electronics, Microtek Corporation, Innotech Corporation and Edom Technology Co., Ltd. accounted for 19.8%, 12.9%, 11.8% and 10.6% of our revenue, respectively. For the nine months ended September 30, 2010, shipments to Samsung Electronics, Innotech Corporation and Microtek Corporation accounted for 18.6%, 11.5% and 11.2% of our revenue, respectively. In addition, an end-customer may buy our products through multiple distributors, contract manufacturers and /or directly, which could create an even greater concentration. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products and generate revenue. As a result of this concentration of our customers, our results of operations could be negatively affected if any of the following occurs:

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

    Many original equipment manufacturers (“OEMs”) rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.  For the three and nine months ended September 30, 2011, distributors accounted for 46.0% and 53.1% of our revenue, respectively. Sales to distributors accounted for 64.8% and 58.8% of our revenue for the three and nine months ended September 30, 2010, respectively.  Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

    A substantial portion of our business is conducted outside of the United States. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and nine months ended September 30, 2011, approximately 59.9% and 69.8% of our revenue, respectively, was generated from customers and distributors located outside of United States, primarily in Asia, and  was 86.3% and 78.3 % for the three and nine months ended September 30, 2010,  respectively.  We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods. In addition, we undertake various sales and marketing activities through regional offices in several other countries and we have significantly expanded our research and development operations outside of the United States. We intend to continue to expand our international business activities. Accordingly, we are subject to international risks, including, but not limited to:

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

Our business is dependent on the continued adoption and widespread implementation of the HDMI™ and MHL™ specifications.

    Our success is largely dependent upon the continued adoption and widespread implementation of the HDMI and MHL specifications. More than 80% of our revenue is derived from the sale of HDMI and MHL-enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward. In addition, the establishment and adoption by the markets we sell into of a competing digital interconnect technology could have an adverse impact on our ability to sell our products and license our intellectual property and therefore our revenues and business.

    As the agent for the HDMI specification, we derive revenue from the license fees paid by adopters, and as a founder we derive revenue from the royalties paid by the adopters of the HDMI technology. Any development that has the effect of lowering the number of adopters of the HDMI standard will negatively impact these license fees and royalties. The allocation of license fees and royalty revenue among the HDMI founders is reviewed and discussed by the founders from time to time. There can be no assurance that going forward we will continue to act as agent of the HDMI specification or to receive the share of HDMI license fees and royalties that we currently receive. If our share of these license fees and royalties is reduced, this decision will have a negative impact on our revenues. Refer to the previously discussed risk factor above which also discusses the sharing of HDMI royalty revenues among various founders.

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

New Releases of Microsoft Windows® and Apple Mac OS® operating systems may render our chips inoperable

    ICs targeted to PC, laptop, or notebook designs (whether running Microsoft Windows ®, Apple Mac OS® or Linux operating systems) often require device driver software to operate.  This software is difficult to produce and requires various certifications such as Microsoft’s Windows Hardware Quality Labs (WHQL) before being released.  Each new revision of an operating system may require a new software driver and associated testing/certification.  Failure to produce this software can have a negative impact on our relation with Microsoft and/or Apple and may damage our reputation as a quality supplier of SATA and HDMI products in the eyes of end consumers.

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

    Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, the outside foundry that produces the majority of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products. The operations of certain of our significant customers are located in Japan and Taiwan. Both Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters. In March 2011, Japan was hit by a 9.0-magnitude earthquake which triggered extremely destructive tsunami waves.  The earthquake and tsunami significantly impacted the Japanese people and the overall economy of Japan resulting to reduced consumer spending in Japan and supply chain issues.

    For the three and nine months ended September 30, 2011, customers and distributors located in Japan generated 16.6% and 21.5% of our revenue, respectively, and customers and distributors located in Taiwan generated 25.5% and 28.3% of our revenue, respectively. For the three and nine months ended September 30, 2010, customers and distributors located in Japan generated 29.8% and 29.5% of our revenue, respectively, and customers and distributors located in Taiwan generated 23.1% and 20.9% of our revenue, respectively.

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

    Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;
•	providing for a classified board of directors with staggered, three-year terms;

•	requiring advance notice of stockholder nominations for the board of directors;
•	providing the board of directors the opportunity to expand the number of directors without notice to stockholders;

•	prohibiting cumulative voting in the election of directors;
•	rimiting the persons who may call special meetings of stockholders; and

•	In April 2010, Noland Granberry was appointed as our chief financial officer.

•	prohibiting stockholder actions by written consent.

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

Item 6. Exhibits

(a) Exhibits

					Filing	Filed
		Form	File No.	Exhibit	Date	Herewith

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**
XBRL Instance Document						X

101.SCH**
XBRL Taxonomy Schema
Linkbase Document						X

101.CAL**
XBRL Taxonomy
Calculation Linkbase
Document						X

101.LAB**
XBRL Taxonomy Labels
Linkbase Document						X

101.PRE**
XBRL Taxonomy
Presentation Linkbase
Document						X

* This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

 **  In accordance with Rule 406T of Regulation S-T, these interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2011	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry Chief Financial Officer (Principal Financial Officer)

Exhibit Index

					Filing	Filed
		Form	File No.	Exhibit	Date	Herewith

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**
XBRL Instance Document						X

101.SCH**
XBRL Taxonomy Schema
Linkbase Document						X

101.CAL**
XBRL Taxonomy
Calculation Linkbase
Document						X

101.LAB**
XBRL Taxonomy Labels
Linkbase Document						X

101.PRE**
XBRL Taxonomy
Presentation Linkbase
Document						X

  *           This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

**           In accordance with Rule 406T of Regulation S-T, these interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.