Form 10-K
period 2011-12-31
SILICON IMAGE INC
filed 2012-03-01
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from             to

Commission file number 000-26887

SILICON IMAGE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0396307
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1140 East Arques Avenue
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes No☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $521,431,801 as of the last business day of Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported on such date.

As of February 23, 2012, there were 83,070,126 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K.

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

PART I

Item 1.  Business

Company Background

Since our founding in 1995, Silicon Image, Inc. has been a leader in digital connectivity and interface solutions and standards, playing a key role in the global transition to high-definition (HD) equipment and interfaces. Our history is a story of innovation, pioneering new technologies for the consumer electronics and personal computing markets and more recently the large and expanding global mobile market.

Silicon Image is a leading provider of wireless and wired connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for mobile, consumer electronics (CE) and personal computer (PC) markets. We deliver our technology via semiconductor and intellectual property (IP) products and services that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smart phones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, as well as desktop and notebook PCs. Silicon Image’s current growth is being driven by its mobile solutions supporting the latest mobile HD video connectivity standard, Mobile High-Definition Link (MHL™).  Silicon Image has also driven the creation of the highly successful High-Definition Multimedia Interface (HDMI®) and Digital Visual Interface (DVI™) industry standards.  We have also established the Serial Port Memory Technology (SPMT™), a memory interface standard for mobile devices and are actively involved with the standard for 60GHz wireless HD video/audio – WirelessHD™. Via its wholly-owned subsidiary, Silicon Image offers manufacturers comprehensive product interoperability and standards compliance testing services from Simplay Labs LLC.

We are a Delaware corporation headquartered in Sunnyvale, California. Our Internet website address is www.siliconimage.com.

We are not including the information contained on our website as a part of, or incorporating it by reference into, the Annual Report on Form 10-K. We make available through our Internet website - free of charge - our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable, after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Mission and Business Strategy

Our mission is to be the leader in advanced HD connectivity solutions.

We are committed to delivering “HD Connectivity That Just Works.”  We believe in creating innovative solutions that allow consumers and businesses to seamlessly connect their HD devices anywhere and anytime.  Our business strategy is to define and deliver new standards and technologies enabling advanced audio and video connectivity and interoperability among HD devices and to grow the available markets for our products and IP solutions through the development, introduction and promotion of market leading connectivity products based on those industry standards but also include Silicon Image innovations that are of value to our customers.  This “standards plus” strategy involves leveraging our unique ability to create innovative connectivity solutions and to promote the adoption of these solutions through the creation and evolution of new standards and new markets.  We look to continually evolve the standards and further develop Silicon Image innovations.

Given our strategy, we believe that continual investment in research and development and marketing activities is critical to our success.  These investments are targeted at and highlight our commitment to advancing connectivity through facilitating the broad market adoption of industry standards and the interoperability of our solutions throughout our target markets.  We have demonstrated our ability to execute successfully to this strategy through the creation of the DVI and HDMI standards and more recently with the growing MHL standard for mobile products.  As we continue to expand on our connectivity roadmap, our strategy also includes making strategic investments and opportunistic acquisitions of both businesses and technologies to broaden our connectivity product offerings and to expand or create opportunities within our existing markets or new markets, respectively.  We are committed to executing on our strategy and delivering on our mission.

Markets

We sell our products and services primarily into three markets: mobile, CE and PC. While our CE business continued to be our largest revenue contributor in 2011, our mobile business was our primary growth driver, increasing to approximately 30% of our total revenue by the end of the year. We believe our mobile business will be our largest revenue contributor in 2012.

Mobile Market - The consumption of HD content has evolved from being solely an in-home entertainment and personal experience to one that is increasingly “on-the-go.”  A growing number of mobile devices now support the storage and viewing of HD video content, offering consumers new, convenient ways to share and experience mobile HD content, even if the viewing experience is limited due to the small form factor.  Smartphones have become more entertaining to use as well as more practical for business, and are taking a central role in how consumers stay connected and productive. Tablets have been introduced with mobile broadband access that can browse the Internet anywhere there is cellular reception, and cameras are now built into many portable gaming devices.  According to market research firm Parks Associates, the number of smartphone users is expected to quadruple, exceeding 1 billion worldwide by 2014.  Therefore the mobile market represents our fastest growing market.  In 2011, we shipped over 50 million mobile products and we expect to ship over 100 million mobile products in 2012.

CE Market – From DTVs to cable boxes to Blu-ray Disc and DVD players, gaming consoles and DVRs, set boxes bring in the content that fuels the home entertainment experience. Since its introduction in 2003, HDMI technology has become the de-facto worldwide standard for the transmission of HD content.  The HDMI Consortium has over 1100 licensed HMDI adopters that shipped over 600 million HDMI enabled devices in 2011.  The CE market is undergoing a significant shift as DTVs begin to transition to 4Kx2K resolutions and built in internet access becomes a major competitive threat to legacy source devices.  While our technology serves the entire CE market through our participation in the HDMI standard, our product focus continues to be in the DTV and AVR space where we maintain a strong share of the market as we sell into 9 of the top 10 Tier one DTV manufactures.

PC Market – The PC market continues to grow and there is an anticipated uptick in PC devices with the introduction of the Ultrabooks.  More and more there is a blurring of the line between mobile and PC devices.  In either case, these consumers of these devices demand the highest quality resolution and with the integration of our DVI and HDMI functionality into the various PC devices, our focus in this market includes MHL solutions for high end monitors as well as our 60Ghz wireless solutions for the PC and gaming industries.

In the markets we serve, we provide advanced connectivity solutions that enhance the consumer experience.  In the mobile space, our MHL products provide low pin count, connector agnostic solutions delivering full HD video and audio connectivity while enabling the continuous charging of the connected mobile device from the display.  Our CE solutions provide fast switching and live picture in picture video previewing of each connected device, making switching between source devices simple, intuitive and fast. Our 60 GHz, WirelessHD compliant, solution provides the closest cable-like experience possible without wires, allowing extreme PC gamers to interact with a big screen display wirelessly and with no latency. The markets we serve will continue to evolve and connectivity is certain to be a key in enabling devices to talk to one another, whether it is a mobile device, a CE device or a PC device.

Our IP revenues and product revenues over the past three years from the mobile, CE and PC markets were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Mobile	$65,789	$10,525	$2,683
Consumer Electronics	87,922	118,192	97,502
Personal Computers	20,523	24,124	22,483
Licensing	46,775	38,506	27,921
	$221,009	$191,347	$150,589

Previously, we reported our product revenue under the following three market categories: 1) CE, 2) PC and 3) Storage. As a result of this change, our mobile category now incorporates all mobile-related activities, including both mobile HDMI and MHL.  Our CE product category now consists of the DTV and Home Theater markets.  PC consists of all PC, Storage and related activities.

Standards Activity

We have been directly involved and instrumental in the following standards efforts:

 Mobile High-Definition Link (MHL™) Consortium

In 2010, Nokia, Samsung, Silicon Image, Sony, and Toshiba formed the MHL Consortium to develop technology and create an industry standard for an audio/video interface for mobile devices such as smartphones and tablets.  MHL technology is a low pin count, connector agnostic HD audio and video serial link specifically defined for connecting mobile devices to HD displays. MHL technology is based on our proprietary Transition-Minimized Differential Signaling (TMDS®), the same technology used in the DVI and HDMI specifications, while only requiring a single TMDS data pair to transmit video to MHL enabled DTVs at resolutions up to 1080p.  As a result, MHL technology requires only 5 pins, making it compatible with existing low pin-count connectors in mobile devices. Reduced pin-count connectors are critical in mobile devices given the greatly limited connector space compared to standard consumer electronic devices such as Blu-Ray players and set top boxes.  MHL technology also enables the charging of the mobile device when connected to a display, preserving the device’s battery life. Silicon Image shipped over 50 million MHL products in 2011.  In addition, 92 companies around the world have become MHL adopters.

MHL, LLC, our wholly-owned subsidiary, is the agent for overseeing and administering the adoption, licensing, and promotion of the MHL Specification.

High-Definition Multimedia Interface (HDMI) Consortium

In 2002, we formed a consortium with Sony, Matsushita Electric Industrial Co. (Panasonic), Philips, Thomson (Technicolor), Hitachi and Toshiba to develop the HDMI specification, a next-generation digital interface for consumer electronics. The HDMI specification is based on our TMDS technology, the same technology underlying DVI, the predecessor to the HDMI specification, which we also developed.   The HDMI specification combines uncompressed high-definition video, multi-channel audio, and data into a single digital interface to provide crystal-clear digital quality over a single cable. HDMI technology is fully backward compatible with PCs, displays and consumer electronics devices incorporating the DVI standard.   As an HDMI founder, we have actively participated in the evolution of the HDMI specification, and we expect to continue our involvement in this and in other digital interface connectivity standards.

 We believe that our leadership in the market for HDMI-enabled products is due to our ability to introduce HDMI “standards plus” semiconductor and IP solutions to our customers and to continue to promote innovation within the standard.

 For CE manufacturers, HDMI technology is a low-cost, standardized means of interconnecting CE devices that enables them to provide customers with feature-rich products delivering a true home theater entertainment experience. For PC and monitor manufacturers, HDMI technology enables a PC to connect to DTVs and monitors at HD quality levels. The market research firm In-Stat estimates that over 684 million HDMI-enabled products shipped worldwide in 2011, contributing to an installed base of over 2.4 billion HDMI enabled products. As of December 31, 2011, 1166 companies around the world are HDMI adopters representing growth by more than 12% and further strengthening the specification’s position as the worldwide standard for high-definition digital connectivity. According to market researcher In-Stat, the HDMI specification has become widely adopted and has moved from an emerging standard to a prevalent connectivity standard used in many consumer applications.

In November 2011, the HDMI Forum was established to foster broader industry participation in the development of future versions of the HDMI specification and providing for HDMI technology to extend into an increasingly wider array of devices, applications and industries, including PC, automotive, hospitality, IT, visual signage, airlines and others. We believe the HDMI Forum will move the HDMI specification to the next level.

HDMI Licensing, LLC, our wholly owned subsidiary, is the agent responsible for licensing the HDMI specification, promoting the HDMI standard and educating Adopters, retailers and consumers on the benefits of the HDMI specification.

WirelessHD™ Consortium

In 2007, the WirelessHD Consortium was formed by Broadcom, Intel, LG Electronics, NEC, Panasonic, Philips Electronics, Samsung, SiBEAM (acquired by Silicon Image in May 2011), Sony and Toshiba to create the industry’s first technical specification for multi-gigabit-per-second wireless transmission of high quality, lossless  high-definition (HD) video, multi-channel audio, and data for consumer electronics, PC and portable products. The WirelessHD specification, available since January 2008, has been architected and optimized for wireless display connectivity, achieving in its first generation implementation high-speed rates up to 10 Gbps at ten meters for the consumer electronics, personal computing and portable device products. Its core technology, based on the 60 GHz millimeter wave frequency band, promotes theoretical data rates as high as 28 Gbps, permitting it to scale to higher resolutions, color depth, and range.

Serial Port Memory Technology (SPMT™) Consortium

In 2009, The SPMT™ Consortium was established by Silicon Image, ARM, Hynix Semiconductor, LG Electronics, and Samsung Electronics, with Marvell joining the consortium in 2010. SPMT is a first-of-its-kind standard for dynamic random access memory (DRAM). SPMT technology is designed to enable extended battery life, bandwidth flexibility, reduced pin count and lower power demand for mobile and portable devices.  Demand by mobile service providers for solutions enabling more data-intensive, media-rich capabilities drove the formation of the SPMT Consortium.

SPMT, LLC, our wholly-owned subsidiary, is the entity responsible for licensing the SPMT memory interface specification.

 Digital Visual Interface (DVI)

In 1998, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, Silicon Image announced the formation of the Digital Display Working Group (DDWG) and in 1999, published the DVI 1.0 specification. Today, in many applications, DVI is being replaced by the more feature-rich HDMI interface or DisplayPort, a digital display interface standard promoted by the Video Electronics Standards Association (VESA).

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

Products

Mobile

 HDMI and MHL Transmitters.  Our mobile HDMI and MHL transmitter products have been optimized for small-form factor and low-power and are targeted for mobile devices, such as smartphones, and tablets.  Mobile HDMI transmitters convert digital video into the HDMI format.  MHL transmitters convert digital video into the MHL format enabling mobile devices to connect to DTVs and displays with MHL inputs, or alternatively, to connect to DTVs and displays with HDMI inputs via an MHL-to-HDMI adapter.   In 2011, we introduced the SiI8332, SiI8336, and SiI8334 MHL transmitters targeted for mobile devices, including smartphones and tablets.  The SiI8332 and SiI8336 feature MIPI DSI input and integrate a high-speed switch to reduce system bill-of-materials (BOM) cost.  The SiI8334 features an HDMI input, and integrates a high-speed switch.

MHL-to-HDMI Bridges.  Our MHL-to-HDMI bridge products are targeted for docking stations and adapters, connecting new MHL mobile products with existing HDMI-enabled DTVs and displays.  The SiI9292 is an MHL-to-HDMI bridge which is integral to the design of low-power, MHL-to-HDMI accessory devices such as docking stations, converters and adapters, enabling HD video and audio connectivity between MHL-ready mobile devices and DTVs and displays with legacy HDMI inputs.

CE (DTV & Home Theater)

 HDMI Port Processors.  Our HDMI port processors are targeted for CE products, such as DTVs, AV receivers, sound bars and Home-Theater-In-a-Box (HTIB).  Our port processors support the latest version of the HDMI specification and can quickly switch between up to six HDMI inputs using our InstaPort technology.  With InstaPort technology, switching time between various HDMI devices attached to a DTV is reduced from approximately 5 seconds to approximately 1 second.    In 2011, we introduced our new InstaPrevue™ technology. InstaPrevue™ technology makes TVs and AV receivers easier to use by taking the guesswork out of switching between HDMI sources. Instead of having to remember what is playing on the connected devices, InstaPrevue provides a live picture-in-picture video preview of each connected device, making it simple and intuitive to switch between the cable box, the disc player, the gaming console, and any other HDMI-connected source. In 2011, we introduced four new DTV port processors, the SiI9587-3, SiI9589-3, SiI9573, and SiI9575.  The SiI9587-3 and SiI9589-3 port processors – targeted at DTV applications - include up to five 300MHz HDMI inputs, feature InstaPort S – Silicon Image’s single-second HDMI port switching technology,  integrate HDMI 1.4 Audio Return Channel, and seamlessly interface with MHL-enabled mobile devices such as smartphones and tablets.  The SiI9573 and SiI9575 port processors – targeted at home theater applications – include up to six 300MHz HDMI inputs, feature InstaPrevue and InstaPort S for fast visual switching and picture-in-picture capability, include an on-screen display (OSD) engine, provide full Matrix Switching, and integrate dual MHL inputs to support MHL-enabled mobile devices and accessories.

HDMI Transmitters. Our HDMI transmitter products are targeted for CE products, such as Blu-Ray players, STBs,  and AV receivers (AVRs). HDMI transmitters convert digital video and audio into HDMI format enabling products to connect to DTVs and other display that have HDMI inputs.  In 2011, we introduced a new HDMI transmitter, the SiI9136-3, targeted at home theater applications, such as Blu-ray players and AVRs. The SiI9136-3 converts digital video into HDMI 1.4 format with speeds up to 300MHz, enabling support for 4Kx2K, 1080p120, and 1080p60 3D.

HDMI Receivers.  Our HDMI receiver products are targeted for high-definition displays, such as projectors and PC monitors, as well as AV receivers (AVRs). HDMI receivers convert an incoming encrypted serialized stream to digital video and audio, which is then processed by a television or PC monitor for display.

PC

MHL/HDMI-to-HDMI Bridges.  Our MHL/HDMI-to-HDMI bridge products are targeted for high-definition displays, such as PC monitors and DTVs, enabling added support for MHL. The SiI1292 is an MHL/HDMI-to-HDMI bridge designed to enable single port displays such as HDTVs, PC monitors, multi-function monitors or HD projectors, to connect to MHL-enabled mobile devices via an MHL cable.

DVI Receivers.  Our DVI receiver products are targeted for high-definition PC displays, such as monitors and projectors.

SATA controllers. We provide a full line of SATA controllers used in PC, DVR and network attached storage (NAS) applications. Our controllers provides SATA Gen II features including eSATA signal levels, 3.0 Gbps, native command queuing (NCQ), hot-plug and port multiplier support.

Our bridge products such as the SiI3811 provide PC OEMs with a solution that connects legacy PATA optical drives to the current generation of motherboard chip sets and are used primarily in desktop and laptop PC applications.

Simplay Labs, LLC

We believe Simplay Labs LLC, our wholly owned subsidiary, has further enhanced our reputation for quality, reliable products and leadership in the HDMI and MHL markets. The Simplay HD™ Interoperability Program offers one of the most robust and comprehensive testing engagements to manufacturers in the consumer electronics industry as device interoperability and consumer quality of experience are of significant concern to retailers and consumers.  Devices that pass the Simplay HD testing regime are verified to meet Simplay Labs’ developed interoperability specifications, and have also demonstrated interoperability through empirical testing against “peer” devices maintained by Simplay Labs. Simplay Labs has service centers operating in the U.S., South Korea and China providing compliance, interoperability, quality of experience and performance testing at global testing centers. Simplay Labs also verifies MHL devices for standards compliance and interoperability. A number of products use the SimplayHD logo on product packaging, within product literature and on website promotions.

Simplay Labs also offers system level test systems to manufacturers in supporting their efforts in quickly bringing products to market.  The Simplay test system products include the Explorer HDMI-CEC test tool, which was approved as an official HDMI Authorized Test Center (ATC) test tool in 2009. The first HDMI-CEC R&D tool of its kind for CE manufacturers, the Simplay CEC Explorer sets a higher standard for development of HDMI CEC features and enables manufacturers to bring products to market faster. The Simplay Labs Universal Test System (UTS) is a new generation test system that utilizes a shelf-based modular slot approach to support many HD standards and function within a single chassis.  The UTS is the first test system of its kind to offer both HDMI and MHL system test capabilities within a single platform.

Customers

 We focus our sales and marketing efforts on achieving design wins with original equipment manufacturers (OEMs) of mobile, CE and PC products. A small number of customers and distributors have generated and are expected to continue to generate a significant portion of our revenue. Our top five customers, which include distributors, generated 61.4%, 58.3% and 44.2%, of our total revenue in 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, sales to Samsung Electronics, and our distributors Edom Technology and Weikeng accounted for 23.4%, 13.8% and 10.2% of our total revenue, respectively. The percentage of revenue generated through distributors is significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. Our revenue generated through distributors was 50.1%, 61.1% and 59.2% of our total revenue in 2011, 2010 and 2009, respectively. Please refer to the section of this report titled “Risk Factors” for a discussion of risks associated with the sell-through arrangement with our distributors.

A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. For the years ended December 31,2011, 2010 and 2009, approximately 67.1%, 78.9% and 79.4%  of our total revenue, respectively, was generated from customers and distributors located outside of North America, primarily in Asia.

Research and Development

Our research and development efforts continue to focus on innovative technologies standards, and products featuring higher-bandwidth and lower-power links, efficient algorithms, architectures and feature-rich implementations for mobile, CE and PC applications. By utilizing our patented technologies and optimized architectures, we believe our products can scale with advances in semiconductor manufacturing process technology, simplify system design and provide innovative solutions for our customers. As of December 31, 2011, we had been issued 383 United States and International patents and had 444 United States and International patent applications pending. Our U.S. issued patents have expiration dates which range from 2015 to 2030 subject to our payment of periodic maintenance fees.  Our policy is to seek to protect our intellectual property rights throughout the world by filing counterparts or our US patent applications in select foreign jurisdictions. A discussion of risks related to our intellectual property is set forth in the section of this report titled “Risk Factors”.

We have extensive experience in the areas of high-speed interconnect architecture, circuit design, logic design/verification, firmware/software, digital audio/video systems and wireless baseband and radio frequency (RF) technology and architecture. We have invested and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses were approximately $66.5 million, $55.3 million and $68.2 million in 2011, 2010 and 2009, respectively, including stock-based compensation expense of $3.8 million, $2.6 million and $6.3 million for 2011, 2010 and 2009, respectively.

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

We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC) to manufacture all of our semiconductor products. Our semiconductor products are currently fabricated using 0.35, 0.25, 0.18, 0.13 and 0.065 micron processes. We continuously evaluate the benefits, primarily the improved performance, costs and feasibility, of migrating our products to smaller geometry process technologies. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly.  We discuss the risks related to our sole sourcing of the manufacturing of our products in the section of this report titled “Risk Factors.”

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

 In addition, the competitive landscape includes other connectivity solutions such as Wi-Fi®, Bluetooth® and AirPlay™.  These solutions provide our customers with alternative technologies for solving their various connectivity requirements.

Mobile - In the mobile market, our products are designed into a variety of devices, including smartphones, tablets, digital still cameras, and camcorders.  Our products compete against discrete HDMI products offered by companies such as Analog Devices, Analogix Semiconductor, and Explore.  We anticipate similar companies to begin to offer discrete MHL solutions in the near future.  Our products also face competition from companies integrating HDMI or MHL transmit functionality into SoCs, such as Broadcom, Intel, Qualcomm, TI, Nvidia, Marvell, ST Ericsson, and MediaTek.  In addition, we also compete in some instances against in-house semiconductor solutions designed by large consumer electronics OEMs.

 CE  - In the consumer electronics market, our products are designed into a variety of devices, including DTVs, STBs, Blu-ray players, AV receivers, soundbars, and home theater in a box (HTIBs).  Our products compete against discrete HDMI products offered by companies such as Analog Devices, Analogix Semiconductor, Parade Technologies, Explore and NXP.  Our products face competition from companies integrating HDMI receive or HDMI transmit functionality into SoC’s, such as Broadcom, Intel, MediaTek, Mstar, Trident, Marvell, and STM.  We also compete in some instances against in-house semiconductor solutions designed by large consumer electronics OEMs. While we currently are the only company to offer CE solutions which incorporate both HDMI and MHL in a dual standard product, we anticpate similar discrete competitors to offer similar products in the near future.

 PC - In the PC market, Intel, AMD, Nvidia and other competitors have integrated HDMI and/or DVI into their PC processor and chips sets.  Our HDMI and DVI products also face competition from products based on the DisplayPort standard, which is a digital display interface standard being put forth by the Video Electronics Standards Association (VESA) that defines a digital audio/video interconnect intended to be used primarily between a computer and a display. DisplayPort is increasingly replacing DVI as the default standard for PC digital video interconnects technology.

Storage - Our legacy SATA products compete with similar products from ACARD, Atmel, J-Micron, and Marvell. We also compete against AMD, Intel, nVidia, Silicon Integrated Systems, VIA Technologies and other motherboard chip-set makers, which have integrated SATA functionality into their chipsets.  Many of our competitors have longer operating histories and greater presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, engineering, intellectual property, sales and marketing, manufacturing, distribution, technical and other resources than we do.  We cannot assure that we can compete successfully against current or potential competitors, or that competition will not seriously harm our business.

 Employees

 As of December 31, 2011, we had a total of 521 full-time employees, including162 located outside of the United States. None of our employees are represented by a collective bargaining agreement. We have never experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel and our ability to attract and retain additional qualified personnel.

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

Our success depends on our ability to develop and bring to market innovative new semiconductor products and on the demand for these new semiconductor products. We may not be able to develop and bring to such products in a timely manner because the process of developing high-performance semiconductor products is complex and costly.

Our future growth and success depends on our ability to continuously develop and bring to market new and innovative semiconductor products on a timely basis - such as semiconductor products supporting the Mobile High-Definition Link (MHL) and WirelessHD standards. There can be no assurance that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our new or future products will incorporate the innovations, features or functionality or be available at the price points necessary to achieve the desired level of market acceptance in the anticipated timeframes or that any such new or future products will contribute significantly to our revenue. We face significant competition from startups having the resources, flexibility and ability to innovate faster than we can. We also face competition from established companies having greater financial resources and greater breadth of product line than we have, providing them with a competitive advantage in the marketplace. Our inability to continue to innovate and to develop and market new products could negatively affect our business and results of operations.

The development of new semiconductor products is highly complex. On several occasions in the past, we have experienced delays, some of which exceeded one year, in the development and introduction of our new semiconductor products. As our products integrate new, more advanced functions and transition to smaller geometries, they become more complex and increasingly difficult to design, manufacture and debug.

Our ability to successfully develop and introduce new products also depends on a number of factors, including, but not limited to:

•
our ability to accurately predict market trends and requirements, the establishment and adoption of new standards in the market and the evolution of existing standards, including enhancements or modifications to existing standards such as HDMI,  MHL and WirelessHD;

•
our ability to identify customer and consumer market needs where we can apply our innovation and skills to create new standards or areas for product differentiation that improve our overall competitiveness either in an existing market or in a new market;

•	our ability to develop advanced technologies and capabilities and new products that satisfy customer and consumer market requirements;
•
how quickly our competitors and customers integrate the innovation and functionality of our new products into their semiconductor products, putting pressure on us to continue to develop and introduce innovative products with new features and functionality;

•
our ability to complete and introduce new product designs on a timely basis; while accurately anticipating the market windows for our products and bringing them to market within the required time frames;

•	our ability to manage product life cycles;

•	our ability to transition our product designs to leading-edge foundry processes in response to market demands, while achieving and maintaining of high manufacturing yields and low testing costs;
•	the consumer electronics market’s acceptance of our new technologies, architectures and products; and

•	consumers’ shifting preferences for how they purchase and consume HD content, which may not be met by our products.

Accomplishing what we need to do to be successful is extremely challenging, time-consuming, and expensive; and there is no assurance that we will succeed. We may experience product development delays from unanticipated engineering complexities, changing market or competitive product requirements or specifications, difficulties in overcoming resource constraints, the inability to license third-party technology or other factors. Also our competitors and customers may integrate the innovation and functionality of our products into their own products, thereby reducing demand for our products. If we are not able to develop and introduce new and innovative products successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results. And, even if we are successful in our product development efforts, it is possible that we may experience delays in generating revenue from our new products or that we may never generate revenue from these products.

In addition, we must work with semiconductor foundries and potential customers to complete new product development and to validate manufacturing methods and processes to support volume production and potential re-work. These steps may involve unanticipated difficulties, which could delay product introductions and reduce market acceptance of our products. These difficulties and the increasing complexity of our products may further result in the introduction of products that contain defects or that do not perform as expected, which would harm our relationships with customers and market acceptance of our new products. There can be no assurance that we will be able to achieve design wins for our new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields, or that any design wins will produce any revenue. Failure to develop and introduce new products, successfully and in a timely manner, may adversely affect our results of operations.

We have made acquisitions of companies and intangible assets in the past and expect to continue to make such acquisitions in the future as we look to develop and bring to market new and innovative semiconductor and products and technologies on a timely basis. Acquisitions of companies or intangible assets  involve numerous risks and uncertainties.

Our growth depends on the growth of the markets we serve and our ability to enhance our existing products and technologies and to introduce new products and technologies for those markets on a timely basis. The acquisition of companies or intangible assets is a strategy we have and will continue to use to develop new technologies and products and enter new markets. Acquisitions involve numerous risks, including, but not limited to, the following:

•
suitable acquisition opportunities may not be available, or if available, may not be available in the time frame necessary for us to take advantage of market opportunities or may not be available at a price that we can afford;

•	the difficulty and increased costs of integrating the operations and employees of the acquired business, including our possible inability to keep and retain key employees of the acquired business;

•	the disruption to our ongoing business of the acquisition process itself and subsequent integration;

•	the risk of undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;

•	our inability to commercialize acquired technologies;

•	the need to take impairment charges or write-downs with respect to acquired assets and technologies; and

•	the risk that the future business potential as projected is not realized and as a result, we may be required to take a charge to earnings that would impact our profitability.

We cannot assure you that our prior acquisitions or our future acquisitions, if any, will be successful or provide the anticipated benefits, or that they will not adversely affect our business, operating results or financial condition. Our failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.

             In January 2007, we completed the acquisition of sci-worx, now Silicon Image, GmbH.  In 2009, because of our decision to focus on discrete semiconductor products and related intellectual property, we decided to restructure our research and development operations resulting in the closure of our two sites in Germany. We acquired Anchor Bay Technologies in February 2011 and SiBEAM, Inc. in May 2011.  Due to the risks associated with integrating the operations and employees of these two acquisitions and with our ability to develop and commercialize the technologies acquired, we may not realize the expected benefits from these strategic transactions. The success of the acquisitions depends, in part, on our ability to realize the anticipated benefits and cost savings (if any) from combining the businesses of the acquired companies and our business, which may take longer to realize than expected.

We have made and continue to make strategic investments in and enter into strategic partnerships with third parties.  The anticipated benefits of these investments and partnerships may never materialize.

We have made and continue to make strategic investments in and enter into strategic partnerships with third parties with the goal of acquiring or gaining access to new and innovative semiconductor products and technologies on a timely basis.  Negotiating and performing under these arrangements involves significant time and expense, and we cannot assure you that the anticipated benefits of these arrangements will ever materialize or that  the products or technologies involved will ever be commercialized or that, as a result, we will not have write down a portion or all of our investment.

For example, in 2011, we converted $8.5 million of secured promissory notes from a third-party company into advances for intellectual properties. In the fourth quarter of 2011 and again subsequent to our year ended December 31, 2011, we assessed our advances for intellectual properties for impairment. We concluded that the intangible assets related to these advances were fully impaired as of December 31, 2011, and have written them off. This conclusion was based on our determination that certain of the technologies was no longer aligned with our product roadmap due to a change in strategic focus and therefore, would not be used. The remaining technologies were impaired due to an adverse change in the extent and manner in which the technology was expected to be utilized by a strategic customer, as well as the competitive environment in which the technology was intended for use. In connection with this assessment, we recognized an impairment charge of $8.5 million in our 2011 consolidated statement of operations.

In February 2007, we entered into a licensing agreement with Sunplus Technology Co., Ltd. (Sunplus), which granted us the rights to use and further develop advanced IP technology. Previously, we believed that the IP licensed under this agreement enhanced our ability to develop DTV technology and other related consumer product offerings. Based on our product strategy as of October 2009, we realized the IP obtained through the Sunplus agreement did not align with our product roadmap and during October 2009, we decided to write off our investment in Sunplus IP of $28.3 million. This decision was prompted by a change in our product strategy due to market place and related competitive dynamics.

Our annual and quarterly operating results are highly dependent upon how well we manage our business.

           Our annual and quarterly operating results are highly dependent upon and may fluctuate based on how well we manage our business, including without limitation:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels and manage our entry into new market segments;
•	our ability to manage sales into multiple markets such as mobile, CE and PC, which may involve additional research and development, marketing or other costs and expenses;

•	our ability to enter into licensing transactions when expected and make timely deliverables and milestones on which recognition of revenue often depends;
•	our ability to develop customer solutions that adhere to industry standards in a timely and cost-effective manner;

•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;
•	our ability to manage joint ventures and projects, design services and our supply chain partners;

•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;
•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;

•	the success of the distribution and partner channels through which we choose to sell our products and our ability to manage expenses and inventory levels; and
•
our ability to successfully maintain certain structural and various compliance activities in support of our global structure which is designed to result in certain operational benefits as well as an overall lower tax rate and which, if not maintained, may result in us losing these operational and tax benefits; and

          Our failure to effectively manage our business, could adversely affect our results of operations.

Our annual and quarterly operating results may fluctuate significantly and are difficult to predict, particularly given adverse domestic and global economic conditions.

          Our annual and quarterly operating results are likely to fluctuate significantly in the future based on a number of factors many of which we have little or no control over. These factors include, but are not limited to:

•	the growth, evolution and rate of adoption of industry standards in our key markets, including mobile, CE and PCs;
•
our licensing revenue is heavily dependent on a few key licensing transactions being completed in any given period, the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected and we depend on a few licensees in any period for substantial portions of our anticipated licensing revenue and profits;

•
our licensing revenue has been uneven and unpredictable over time and is expected to continue to be uneven and unpredictable in the future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter;

•	the impact on our operating results of the results of the royalty compliance audits which we regularly perform;
•
competitive pressures, such as the ability of our competitors to offer or introduce products that are more cost-effective or that offer greater functionality than our products, including through the integration into their products of innovation or functionality offered by our products, the prices set by competitors for their products and the potential for alliances, combinations, mergers and acquisitions among our competitors;

•	average selling prices and gross margins of our products, which are influenced by competition and technological advancements, among other factors;
•	government regulations impacting the industry standards in our key markets or our products;
•	the availability or continued viability of other semiconductors or key components required for a customer solution where we supply one or more of the necessary components;
•	the cost to manufacture our products, including the cost of gold, and prices charged by the third parties who manufacture, assemble and test our products; and
•
fluctuations in market demand, one-time sales opportunities and sales goals, which sometimes result in heightened sales efforts during a given period that may adversely affect our sales in future periods.

Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations.

Our business has been and may continue to be significantly impacted by the deterioration in worldwide economic conditions and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

            Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our mobile and CE product revenue, which comprised approximately 69.5%, 67.3% and 66.5% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones.  Demand for consumer electronics is a function of the health of the economies in the United States, Japan and around the world. As a result of the recent global recession experienced by the U.S. and other economies around the world, as well as the European sovereign debt crisis, the overall demand for consumer electronics has been and may continue to be adversely affected. As a result, the demand for our mobile, CE and PC products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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

The licensing component of our business strategy increases our business risk and market volatility.

            Our business strategy includes licensing our IP to companies for incorporating into their respective technologies that address markets in which we do not directly participate or compete and we license into markets where we do participate and to compete. There can be no assurance that these customers will continue to be interested in licensing our technology on commercially favorable terms or at all. There also can be no assurance that our licensing customers will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property or will maintain the confidentiality of our proprietary information. Our IP licensing agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these require significant judgments. Our licensing revenue fluctuates, sometimes significantly, from period to period because it is heavily dependent on a few key transactions being completed in a given period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin, the licensing revenue portion of our overall revenue can have a disproportionate impact on gross profit and profitability. Also, generating revenue from IP licenses is a lengthy and complex process that may last beyond the period in which our efforts begin and, once an agreement is in place, the timing of revenue recognition may be dependent on the customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. The accounting rules governing the recognition of revenue from IP licensing transactions are increasingly complex and subject to interpretation. Due to the foregoing, the amount of license revenue recognized in any period may differ significantly from our expectations.

We face intense competition in our markets, which may lead to reduced revenue and gross margins from sales of our products and losses.

            The markets in which we operate are intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. We expect competition to increase, as industry standards become widely adopted, new industry standards are introduced, competitors reduce prices and offer products with greater levels of integration, and new competitors enter the markets we serve.

            Our products face competition from companies selling similar discrete products and from companies selling products such as chipsets and system-on-a-chip (SoC) solutions with integrated functionality. Our competitors include semiconductor companies that focus on the mobile, CE and PC markets, as well as major diversified semiconductor companies and we expect that new competitors will enter our markets.

Some of our current or potential customers, including our own licensees, have their own internal semiconductor capabilities or other semiconductor suppliers or relationships, and may also develop solutions integrating the innovations, features and  functionality of our products for use in their own products rather than purchasing products from us. Some of our competitors have already established supplier or joint development relationships with some of our current or potential customers and may be able to leverage these relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and therefore may be able to adapt more quickly to new or emerging technologies and customer requirements, or to devote greater resources to the promotion and sale of their products. In particular, well-established semiconductor companies, such as Analog Devices, NXP, Broadcom, Intel, MediaTek, Mstar and Texas Instruments and CE manufacturers, such as Panasonic, Sony, Samsung and Toshiba, may compete against us in the future. Mergers and acquisitions are very common in our industry and some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

We operate in rapidly evolving markets, which makes it difficult to evaluate our future prospects.

          The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products and standards. As we adjust to evolving customer requirements and technological advances, we may be required to further reposition our existing offerings and to introduce new products and services. We may not be successful in developing and marketing such new offerings, or we may experience difficulties that could delay or prevent the development and marketing of new products.  In addition, new standards that compete with standards that we promote have been and in the future may be introduced from time to time, which could impact our success. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and difficulties, our results of operations could be negatively affected.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

           To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller geometries. This requires us to change the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 180 nanometer and 130 nanometer, geometry processes. We are now designing new products in 65 nanometer process technology and planning for the transition to smaller process geometries. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, resulting in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 nanometer geometry process technology has and will continue to result in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

            We are dependent on our relationship with our foundry to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition in a timely manner, or at all, or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and our results of operations.

We will have difficulty selling our products if customers do not design our products into their product offerings or if our customers’ products are not commercially successful.

Our products are generally incorporated into our customers’ products at the customers’ design stage. We rely on OEMs in the markets we serve to select our products to be designed into their products. Without having our products designed into our customers’ products (we refer to such design integration as “design wins”), it is very difficult to sell our products. We often incur significant expenditures on the development of a new product under the hope for such “design wins” without any assurance that a manufacturer will select our product for design into its own product. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may be competitors and, accordingly, may not supply this information to us on a timely basis, if at all. Once a manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Furthermore, even if a manufacturer designs one of our products into its product offering, we cannot be assured that its product will be commercially successful or that we will receive any revenue from sales of that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers generally can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. We cannot assure you that we will continue to achieve design wins or that our customers’ products incorporating our products will ever be commercially successful.

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

Our customers will usually test and evaluate our products prior to deciding to design our product into their own products. Our customers generally need from three to over six months to test, evaluate and adopt our product and then an additional three months to over nine months to begin volume production of products incorporating our products. This lengthy sales cycle may cause us to experience significant delays from the time we incur operating expenses and make investments in inventory until the time that we generate revenue from our products. It is possible that we may never generate any revenue from products after incurring significant expenditures. Even if we achieve a design win with a customer, we cannot assure you that the customer will ultimately market and sell its products or that our customer’s efforts will be successful. The length of our sales cycle increases the risk that a customer will decide to cancel or change its product plans, which would cause us to lose sales that we had anticipated. In addition, anticipated sales could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products. Further, the combination of our lengthy sales cycles coupled with worldwide economic conditions could have a compounding negative impact on the results of our operations.

While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, from time to time, our product sales and marketing efforts may not generate sufficient revenue requiring that we write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

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

We depend on a few key customers and the loss of any of them could significantly reduce our revenue and gross margins and adversely affect our results of operations.

            Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the year ended December 31, 2011, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 23.4%, 13.8% and 10.2% of our total revenue, respectively.  For the year ended December 31, 2010, revenue from Samsung Electronics and our distributors Innotech Corporation and Microtek, Inc. accounted for 17.0%, 11.3% and 11.0% of our total revenue, respectively.  For the year ended December 31, 2009, revenue from Microtek, Inc. and Weikeng accounted for 11.9% and 10.3% of our total revenue, respectively.  In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and /or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

•	one or more of our customers or distributors becomes insolvent or goes out of business;
•	one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or

•	one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

While our participation in multiple markets has broadened our customer base, we remain dependent on a small number of customers or, in some cases, a single customer for a significant portion of our revenue in any given quarter, the loss of which could adversely affect our operating results.

We sell our products through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

             Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.  Distributors generated 50.1%, 61.1% and 59.2% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

•	manage a more complex supply chain;
•	monitor the level of inventory of our products at each distributor;

•	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and
•	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and not publicly traded.

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

We are dependent upon suppliers for a portion of raw materials used in the manufacturing of our products and new regulations related to conflict free minerals could require us to incur additional expenses in connection with procuring these raw materials.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires the Securities and Exchange Commission to adopt additional disclosure requirements related to certain minerals, so called "conflict minerals", sourced from the Democratic Republic of Congo and adjoining countries for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured.  These regulations also require a reporting company to disclose efforts to prevent the use of such minerals.

In our industry, such conflict minerals are most commonly found in metals.  Some of our products use certain metals, such as gold, as part of the manufacturing process.  Although we have not yet determined whether the gold used in the manufacture of our products would be considered conflict minerals, if such a determination is made, we may not be able to obtain alternative supplies for such metals due to the limited number of sources of non conflict metals.  If we are required to use alternative supplies, the price we pay for such metals may increase.

Governmental action against companies located in offshore jurisdictions may lead to a reduction in the demand for our common shares.

Federal and state legislation has been proposed in the past, and similar legislation may be proposed in the future which, if enacted, could have an adverse tax impact on both us and our stockholders. For example, the ability to defer taxes as a result of permanent investments offshore could be limited, thus raising our effective tax rate.

The cyclical nature of the semiconductor industry may create constraints in our foundry, test and assembly capacities and strain our management and resources.

            The semiconductor industry is characterized by significant downturns and wide fluctuations in supply and demand. This cyclicality has led to significant fluctuations in product demand and in the foundry, test and assembly capacity of third-party suppliers. During periods of increased demand and constraints in manufacturing capacity, production capacity for our semiconductors may be subject to allocation, in which case not all of our production requirements may be met. This may impact our ability to meet demand and could also increase our production costs and inventory levels. Cyclicality has also accelerated decreases in average selling prices per unit. We may experience fluctuations in our future financial results because of changes in industry-wide conditions. Our financial performance has been and may in the future be, negatively impacted by downturns in the semiconductor industry. In a downturn situation, we may incur substantial losses if there is excess production capacity or excess inventory levels in the distribution channel.

The cyclicality of the semiconductor industry may also strain our management and resources. To manage these industry cycles effectively, we must:

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

We do not own or operate a semiconductor fabrication facility. We rely on one third party semiconductor foundry overseas to produce substantially all of our semiconductor products.   We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on independent foundries and assembly and test facilities involves a number of significant risks, including, but not limited to:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
•	lack of guaranteed production capacity or product supply, potentially resulting in higher inventory levels; and

•	lack of availability of, or delayed access to, next-generation or key process technologies.

We do not have a long-term supply agreement with our third party semiconductor foundry or many of our other subcontractors and instead obtain these services on a purchase order basis. Our outside sub-contractors have no obligation to manufacture our products or supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order or multi month quote. Our requirements represent a small portion of the total production capacity of our outside foundry, assembly and test facilities and our sub-contractors may reallocate capacity on short notice to other customers who may be larger and better financed than we are, or who have long-term agreements with our sub-contractors, even during periods of high demand for our products. We may elect to have our suppliers move or expand production of our products to different facilities under their control, even in different locations, which may be time consuming, costly and difficult, have an adverse effect on quality, yields and costs and require us and/or our customers to re-qualify our products, which could open up design wins to competition and result in the loss of design wins. If our subcontractors are unable or unwilling to continue manufacturing, assembling or testing our products in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business will be substantially harmed. In this event, we would have to identify and qualify substitute sub-contractors, which would be time-consuming, costly and difficult; and we cannot guarantee that we would be able to identify and qualify such substitute sub-contractors on a timely basis or obtain commercially reasonable terms from them. This qualification process may also require significant effort by our customers and may lead to re-qualification of parts, opening up design wins to competition and loss of design wins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

The complex nature of our production process can reduce yields and prevent identification of problems until well into the production cycle or, in some cases, until after the product has been shipped.

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

We face foreign business, political and economic risks because a majority of our products and our customers’ products are manufactured and sold outside of the United States and because we have employees in research and development centers and sales offices throughout the world.

A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the years ended December 31, 2011, 2010 and 2009, approximately 67.1%, 78.9% and 79.4% of our total revenue respectively, was generated from customers and distributors located outside of North America, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.

In addition to our headquarters in Sunnyvale, California, we maintain research and development centers in Shanghai, China, and Hyderabad, India, and undertake sales and marketing activities through regional offices in several other countries. As we grow, we intend to continue to expand our international business activities.

Accordingly, we are subject to a variety of risks associated with the conduct of business outside the United States.  These risks include, but are not limited to:

•	political, social and economic instability;
•
the operational challenges of conducting our business in several geographic regions around the world, especially in the face of different business practices, social norms and legal standards that differ those to which we are accustomed and held to as a publicly traded company in the United States, particularly with respect to the protection and enforcement of intellectual property rights and the conduct of business generally;

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
Any of the factors described above may have a material adverse effect on our ability to increase or maintain our foreign sales or conduct our business generally.

Also OEMs that design our semiconductors into their products sell them outside of the United States. This exposes us indirectly to foreign risks. Because sales of our products are denominated exclusively in United States dollars, relative increases in the value of the United States dollar will increase the foreign currency price equivalent of our products, which could lead to a change in their competitiveness in the marketplace. This in turn could lead to a reduction in our sales and profits.

Our success depends on our investment of significant amount of resources in research and development.  We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

Our success depends on us investing significant amounts of resources into research and development.  Our research and development expenses as a percent of our total revenue were 30.1%, 28.9% and 45.3% in 2011, 2010 and 2009, respectively.  We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability.  If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

In addition, if  new competitors, technological advances by existing competitors, our entry into new markets, or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses would increase.  If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

The success of our business depends upon our ability to adequately protect our intellectual property.

            We rely on a combination of patent, copyright, trademark, mask work and trade secret laws, as well as nondisclosure agreements and other methods, to protect our confidential and proprietary technologies and information. Our success depends on our ability to adequately protect such intellectual property.  With respect to our patents, we have been issued patents and have a number of pending patent applications. However, we cannot assume that any pending patents applications will be issued or, if issued, that any claims allowed will protect our technology. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. Additionally, it is possible that existing or future patents may be challenged, invalidated or circumvented. With respect to our copyright and trademark intellectual property, it may be possible for a third-party, including our licensees, to misappropriate such proprietary technology. It is possible that copyright, trademark and trade secret protection effective in the US may be unavailable or limited in foreign countries. Additionally, with respect to all of our intellectual property, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive and the outcome often is not predictable.

Despite our efforts and expenses, for the foregoing reasons and others, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business. In addition, practicality also limits our assertion of intellectual property rights. Assertion of intellectual property rights often results in counterclaims for perceived violations of the defendant’s intellectual property rights and/or antitrust claims. Certain parties after receipt of an assertion of infringement will cut off all commercial relationships with the party making the assertion, thus making assertions against suppliers, customers and key business partners risky. If we forgo making such claims, we may run the risk of creating legal and equitable defenses for an infringer.

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

Our participation in consortiums for the development and promotion of industry standards in our target markets, including the HDMI, MHL, SPMT and WirelessHD standards, requires us to license some of our intellectual property for free or under specified terms and conditions, which makes it easier for others to compete with us in such markets.

A key element of our business strategy includes participating in consortiums to establish industry standards in our target markets, promoting and enhancing specifications and developing and marketing products based on such specifications and future enhancements. We have and we will continue to participate in the consortiums that develop and promote the HDMI, MHL, SPMT and WirelessHD specifications. In connection with our participation in these consortiums, we make certain commitments regarding our intellectual property, in each case with the effect of making our intellectual property available to others, including our competitors, desiring to implement the specification in question.  For example, as a founder of the HDMI Consortium, we must license specific elements of our intellectual property to others for use in implementing the HDMI specification, including enhancements thereof, as long as we remain part of the consortium.  Also, as a promoter of the MHL specification, we must agree not to assert certain necessary patent claims against other members of the MHL Consortium, even if such members may infringed upon such claims in implementing the MHL specification. Additionally, in connection with our participation in the SPMT Consortium, we are required to license specific elements of our intellectual property on reasonable and non-discriminatory (RAND) terms to others desiring to implement the SPMT specification, including enhancements thereof so long as we continue to participate.

Accordingly, certain companies that implement these specifications in their products can use specific elements of our intellectual property to compete with us, in some cases, for free. Although in the case of the HDMI and MHL Consortiums, there are annual fees and royalties associated with the adopters’ use of the technology, there can be no assurance that our shares of such annual fees and royalties will adequately compensate us for having to license or refrain from asserting our intellectual property.

           Through our wholly-owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI specification and are responsible for promoting and administering the specification.  We receive all the license fees paid by adopters of the HDMI specification to cover the costs we incur to promote and administer the HDMI specification.  There can be no assurance that, going forward, we will continue to act as agent of the HDMI specification and/or receive all the license fees paid by HDMI adopters.  After an initial period during which we received all of the royalties paid by HDMI adopters, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification, and following this reallocation, our portion of HDMI royalties was reduced to approximately 62%.   In 2010, HDMI founders again reviewed the allocation of HDMI royalties and agreed on an allocation formula that reduced the portion of HDMI royalties received by us in 2011 to approximately 50%. We expect the HDMI founders to continue to review the allocation of HDMI royalties from time to time and we cannot provide any assurance regarding the portion of HDMI royalties received by us in the future.

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

We intend to promote and continue to be involved and actively participate in other standard setting initiatives. For example, through our acquisition of SiBEAM, Inc. in May 2011, we achieved SiBEAM’s prior position as founder and chair of the WirelessHD Consortium.  Accordingly, we may likely license additional elements of our intellectual property to others for use in implementing, developing, promoting or adopting standards in our target markets, in certain circumstances at little or no cost. This may make it easier for others to compete with us in such markets. In addition, even if we receive license fees and/or royalties in connection with the licensing of our intellectual property, there can be no assurance that such license fees and/or royalties will compensate us adequately.

Our business may be adversely impacted as a result of the adoption of competing standards and technologies by the broader market.

The success of our business to date has depended on our participation in standard setting organizations, such as the HDMI and MHL Consortiums, and the widespread adoption and success of those standards. From time to time, competing standards have been established which negatively impact the success of existing standards or jeopardize the creation of new standards. DisplayPort is an example of a competing standard on a different technology base which has created an alternative high definition connectivity solution in the PC space. The DisplayPort standard has been adopted by many large PC manufacturers. While currently not as widely recognized as the HDMI standard, DisplayPort does represent a viable alternative to the HDMI or MHL technologies. If DisplayPort should gain broader adoption, especially with non-PC consumer electronics, our HDMI or MHL businesses could be negatively impacted and our revenues could be reduced.

Our business and future business is dependent on the continued adoption and widespread implementation of the HDMI, MHL specifications and the new implementation and adoption of the WirelessHD specifications.

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. In 2011, more than 80% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.

With our acquisition of SiBEAM, Inc. in May 2011, we acquired 60 GHz wireless technology that we hope will be made widely available and adopted by the marketplace through the efforts of the WirelessHD Consortium and incorporated into certain of our future products.   As was and is the case with our HDMI and MHL products and intellectual property, our success with this technology will depend on our ability to introduce first-to-market, WirelessHD-enabled semiconductor and IP solutions to our customers and to continue to innovate within the WirelessHD standard. There can be no guarantee that this wireless technology will be adopted by the marketplace and our inability to do this could have an adverse impact on our business going forward.

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

We have granted Intel Corporation certain rights with respect to our intellectual property, which could allow Intel to develop products that compete with ours or otherwise reduce the value of our intellectual property.

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

New Releases of Microsoft Windows® and Apple Mac OS® operating systems may render our chips inoperable.

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

Many companies have significant patent portfolios or key specific patents, or other intellectual property in areas in which we compete. Many of these companies appear to have policies of imposing cross-licenses on other participants in their markets, which may include areas in which we compete. As a result, we have been required, either under pressure of litigation or by significant vendors or customers, to enter into cross licenses or non-assertion agreements relating to patents or other intellectual property. This permits the cross-licensee, or beneficiary of a non-assertion agreement, to use certain or all of our patents and/or certain other intellectual property for free to compete with us. Our results of operations could be adversely affected by the use of cross-license or beneficiary of a non-assertion agreement of all our patents and/or certain other intellectual property.

We indemnify certain of our customers against infringement.

We indemnify certain of our customers for any expenses or liabilities resulting from third-party claims of infringements of patent, trademark, trade secret, or copyright rights by the technology we license. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances; the maximum amount of potential future indemnification is not limited. To date, we have not paid any such claims or been required to defend any lawsuits with respect to any claim. In the event that we were required to defend any lawsuits with respect to our indemnification obligations, or to pay any claim, our results of operations could be materially adversely affected.

We must attract and retain qualified personnel to be successful and competition for qualified personnel is increasing in our market.

Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of who would be difficult to replace. The loss of one or more of these employees could harm our business. We generally do not have employment contracts with our key employees. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our locations throughout the world. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees. Replacing departing executive officers and key employees can involve organizational disruption and uncertain timing.

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

We have experienced a number of transitions with respect to our board of directors and executive officers in the past and we may experience additional transitions in our board of directors and management in the future.  Any such future transitions could result in disruptions in our operations and require additional costs.

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

Our operations and the operations of our significant customers, third-party wafer foundry and third-party assembly and test subcontractors are located in areas susceptible to natural disasters, the occurrence of which could adversely impact our supply of product, revenues, gross margins and results of operations.

           Our operations are headquartered in the San Francisco Bay Area, which is susceptible to earthquakes. TSMC, our outside foundry that manufactures almost all of our semiconductor products, is located in Taiwan.  Siliconware Precision Industries Co. Ltd., or SPIL, Advanced Semiconductor Engineering, or ASE, and Amkor Taiwan are subcontractors located in Taiwan that assemble and test our semiconductor products.

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the years ended December 31, 2011, 2010 and 2009 customers and distributors located in Japan generated 19.7%, 29.9% and 27.1%,of our total revenue, respectively, and customers and distributors located in Taiwan generated 26.2%, 22.5% and 25.2% of our total revenue, respectively.

Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

Our supply of product, revenues, gross margins and results of operations generally would be adversely affected if any of the following were to occur:

•	an earthquake or other disaster in the San Francisco Bay Area or the Los Angeles area were to damage our facilities or disrupt the supply of water or electricity to our headquarters;
•
an earthquake, typhoon or other natural disaster in Taiwan were to damage the facilities or equipment of TSMC, SPIL, ASE or Amkor or were to result in shortages of water, electricity or transportation, which occurrences would limit the production capacity of our outside foundry and/or the ability of our third party contractors to provide assembly and test services;

•
an earthquake, typhoon or other natural disaster in Taiwan or Japan were to damage the facilities or equipment of our customers or distributors or were to result in shortages of water, electricity or transportation, which occurrences would result in reduced purchases of our products, adversely affecting our revenues, gross margins and results of operations; or

•
an earthquake, typhoon or other disaster in Taiwan or Japan were to disrupt the operations of suppliers to our Taiwanese or Japanese customers, outside foundries or our third party contractors providing assembly and test services, which in turn disrupted the operations of these customers, foundries or third party contractors, resulting in reduced purchases of our products or shortages in our product supply.

In March 2011, Japan experienced a 9.0-magnitude earthquake which triggered extremely destructive tsunami waves.  The earthquake and tsunami significantly impacted the Japanese people and the overall economy of Japan resulting to reduced consumer spending in Japan and supply chain issues, which adversely affected our revenues and results of operations in 2011.

Terrorist attacks or war could lead to economic instability and adversely affect our operations, results of operations and stock price.

The United States has taken and continues to take, military action against terrorism and currently has troops in Afghanistan. In addition, the current tensions regarding nuclear arms in North Korea and Iran could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEM’s products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

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

Item 1B.  Unresolved Staff Comments

          None.

Item 2.  Properties

    Our current headquarters are located in Sunnyvale, California, consisting of approximately 128,154 square feet of space, which we lease through June 30, 2018. We also lease 25,227 square feet of space at two locations in China, which are being leased through July 23, 2013 and June 30, 2012. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations.

           We had approximately 6,899 square feet of space in Irvine, California that is being leased through November 30, 2012, which we ceased to use in 2009. On December 19, 2011, we terminated the lease for this Irvine facility.

As a result of our acquisition of SiBEAM, Inc., we assumed a non-cancelable operating lease for 26,760 square feet at another location in Sunnyvale, California. The term of the lease agreement extends through September 2012.

In addition, we also lease facilities in Japan, Korea, Taiwan and India. We believe that our existing properties are in good condition and suitable for the conduct of our business.

Item 3.  Legal Proceedings

Information with respect to this item may be found in Note 9 in our notes to the consolidated financial statements included in Item 15(a) of this report.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares have been traded on the NASDAQ Stock Market since our initial public offering on October 6, 1999. Our common shares trade under the symbol “SIMG”. Our shares are not listed on any other markets or exchanges. The following table shows the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low
Year Ended December 31, 2011
Fourth Quarter	$6.93	$4.20
Third Quarter	7.22	4.55
Second Quarter	8.51	5.86
First Quarter	9.80	6.67

Year Ended December 31, 2010
Fourth Quarter	$8.11	$4.51
Third Quarter	4.93	3.12
Second Quarter	3.97	3.00
First Quarter	3.15	2.29

As of February 23, 2012, we had approximately 92 holders of record of our common stock and the closing price of our common stock was $5.40. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Performance Graph

 The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, for our common stock, the NASDAQ Composite Stock Market Index (US) and the S&P Information Technology Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Stock Market (US) and the S&P Information Technology Index from December 31, 2006 through December 31, 2011. No cash dividends have been declared on our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Unregistered Securities Sold During the Year Ended December 31, 2011

We did not sell any unregistered securities during the year ended December 31, 2011.

Issuer Purchases of Equity Securities

In February 2007, our Board of Directors authorized a stock repurchase program under which we were authorized to purchase up to $100.0 million of common stock, on the open market, or in negotiated or block transactions, over a 36 month period.

In February 2008, our Board of Directors authorized an additional $100.0 million stock repurchase program, under which shares may be repurchased over a period of three years, to commence following completion of our accelerated stock repurchase plan (ASR) (see below). Purchases under this program may be increased, decreased or discontinued at any time without prior notice.

In February 2008, we entered into an ASR with Credit Suisse International (Credit Suisse), to purchase shares of common stock for an aggregate purchase price of approximately $62.0 million paid in February 2008.  We received 11.5 million shares under the agreement, based on a predetermined price, which was subject to an adjustment based on the volume weighted average price during the term of the ASR. In accordance with the ASR agreement, on June 25, 2008, we chose to settle the arrangement in cash (rather than shares) and made a final payment of approximately $6.2 million for the purchase of shares.  The ASR terminated on June 30, 2008 with final settlement taking place in July 2008, the settlement date. On the settlement date, Credit Suisse returned approximately $1.0 million based on the volume weighted average share price during the period. In accordance with the relevant accounting guidance, we reflected the 11.5 million shares repurchased and the $68.2 million paid to Credit Suisse as treasury stock and recorded the $1.0 million received as part of other income in the consolidated statement of income in the second and third quarters of 2008.

We had repurchased a total of 5.0 million shares at a total cost of $38.1 million under our original stock repurchase program announced on February 2007 and we had repurchased a total of approximately 11.5 million shares at a total cost of approximately $68.2 million under the new $100.0 million stock repurchase program approved by the Board of Directors in February 2008. We did not repurchase any common stock during the year ended December 31, 2011. The stock repurchase program expired in July 2011.

For securities authorized for issuance under equity compensation plans please See Note 10 in our notes to consolidated financial statements included in Item 15(a) of this report.

Item 6.  Selected Financial Data

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except employees and per share data)
Statements of Operations Data:
Revenue	$221,009	$191,347	$150,589	$274,415	$320,503
Cost of revenue (1)	90,829	77,749	69,786	113,726	140,443
Gross margin	130,180	113,598	80,803	160,689	180,060
% of revenue	58.9%	59.4%	53.7%	58.6%	56.2%
Research and development (2)	$66,533	$55,313	$68,229	$84,819	$77,994
% of revenue	30.1%	28.9%	45.3%	30.9%	24.3%
Selling, general and administrative (3)	$55,277	$46,710	$55,000	$71,719	$70,340
% of revenue	25.0%	24.4%	36.5%	26.1%	21.9%
Restructuring expense (4)	$2,269	$3,259	$22,907	$5,858	$-
% of revenue	1.0%	1.7%	15.2%	2.1%	-
Amortization of intangible assets	$1,585	$149	$4,478	$6,348	$3,549
% of revenue	0.7%	0.1%	3.0%	2.3%	1.1%
Impairment of intangible assets	$8,500	$-	$28,296	$-	$-
% of revenue	3.8%	-	18.8%	-	-
Impairment of goodwill	$-	$-	$19,210	$-	$-
% of revenue	-	-	12.8%	-	-
Income (loss) from operations	$(3,984)	$8,167	$(117,317)	$(8,055)	$28,155
Net income (loss)	$(11,643)	$8,182	$(129,109)	$10,063	$19,001
Net income (loss) per share:
Basic	$(0.14)	$0.11	$(1.72)	$0.13	$0.22
Diluted	$(0.14)	$0.10	$(1.72)	$0.13	$0.22
Weighted average shares - basic	80,603	76,957	74,912	75,570	85,557
Weighted average shares - diluted	80,603	78,277	74,912	76,626	87,388

Consolidated Balance Sheet and Other Data as of Year End:
Cash and cash equivalents	$37,125	$29,942	$29,756	$95,414	$137,822
Short-term investments	$124,301	$160,538	$120,866	$89,591	$111,889
Working capital	$161,923	$184,746	$163,482	$186,112	$223,688
Total assets	$266,073	$250,619	$225,438	$326,541	$412,948
Other long-term liabilities	$14,815	$13,356	$9,573	$8,064	$13,910
Total stockholders' equity	$204,516	$191,196	$171,519	$278,947	$313,847
Regular full-time employees	521	432	526	610	635

(1) Includes stock-based compensation expense	$670	$558	$986	$1,445	$1,597
(2) Includes stock-based compensation expense	$3,774	$2,631	$6,252	$7,134	$8,411
(3) Includes stock-based compensation expense	$5,076	$4,152	$10,863	$10,893	$9,442
(4) Includes stock-based compensation expense	$-	$-	$-	$14	$-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Silicon Image is a leading provider of wireless and wired connectivity solutions that enable the reliable distribution and presentation of high-definition content for mobile, consumer electronics and PC markets. We deliver our technology via semiconductor and intellectual property products and services that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smart  phones, tablets, DTVs, Blu-ray Disc™ players, audio-video receivers, as well as desktop and notebook PCs. Silicon Image’s current growth is being driven by its mobile solutions supporting the latest mobile HD video connectivity standard, MHL™. Silicon Image has also driven the creation of the highly successful HDMI® and DVI™ industry standards. We have also established SPMT™, a memory interface standard for mobile devices and are actively involved with the standard for 60GHz wireless HD video/ audio – WirelessHD™. Via its wholly-owned subsidiary, Silicon Image offers manufacturers comprehensive product interoperability and standards compliance testing services from Simplay Labs, LLC.  Founded in 1995, we are headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Japan, Korea, Taiwan and India.

 In May 2011, Silicon Image acquired SiBEAM, Inc., a provider of high-speed wireless communication products for uncompressed HD video in consumer electronics and personal computer applications, for $25.0 million in cash and Silicon Image stock.  With this acquisition, we became a promoter of the WirelessHD standard for transmitting HD content using 60GHz wireless technology.

Our mission is to create innovative HD connectivity solutions for mobile, CE, and PC markets to enhance the consumer experience.   Our “standards plus” business strategy is to grow the available market for our products and IP solutions through the development, introduction and promotion of market leading products which are based on industry standards but also include Silicon Image innovations that our customers value. We believe that our innovation around our core competencies, establishing industry standards and building strategic relationships, positions us to continue to drive change in the emerging world of high quality digital media storage, distribution and presentation.

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

                    For products sold to distributors with agreements allowing for price concessions and stock rotation rights/product returns, we recognize revenue based on when the distributor reports that it has sold the product to its customer. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Revenue is not recognized upon our shipment of the product to the distributor, since, due to certain forms of price concessions, the sales price is not substantially fixed or determinable at the time of shipment. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Additionally, these distributors have stock rotation rights permitting them to return products to us, up to a specified amount for a given period of time. When the distributor reports that it has sold product to its customer, our sales price to the distributor is fixed. Once we receive the point of sales reports from the distributor, we have satisfied all the requirements for revenue recognition with respect to the product reported as sold and any product returns/stock rotation and price concession rights that the distributor has under its distributor agreement with us lapsed at that time. Pursuant to our distributor agreements, older, end-of-life and certain other products are generally sold with no right of return and are not eligible for price concessions. For these products, revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

 From time to time we enter into “conversion agreements” for certain of our parts for certain identified end customers with our distributors who previously had the rights for price concessions and product returns. The “conversion agreement” converts the previously existing distributor relationship for these parts and identified customers into a sell in distributor relationship whereby the distributor does not have price protection rights. Revenue for such conversions is recorded at the time such conversion agreements are signed.

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

                   We derive revenue from the license of our IP. We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with our licensees is classified as licensing revenue. Our IP licensing agreements generally include multiple elements, which may include one or more off-the-shelf and/or customized IP licenses bundled with support services covering a fixed period of time, usually one year. During 2010 and 2009, we followed the guidance in FASB ASC No. 605-25-25, Multiple-Element Arrangements Revenue Recognition, to determine whether there was more than one unit of accounting. To the extent that the deliverables were separable into multiple units of accounting, we allocated the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value did not exist for delivered elements. We then recognized revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria.

Beginning in the year ended December 31, 2011, for such multiple element IP licensing arrangements, we follow the guidance in FASB ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, to determine whether there is more than one unit of accounting.

For multiple-element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. For the elements of IP licensing agreements we concluded that VSOE exists only for our support services based on periodic stand-alone renewals. For all other elements in IP licensing agreements, we concluded that no VSOE or TPE exists because these elements are almost never sold on a stand-alone basis by us or our competitors.

Our process for determining ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors considered by us in developing the ESPs include prices charged by us for similar offerings, if any, our historical pricing practices, the nature and complexity of different technologies being licensed.

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

Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available and rely upon estimates in lieu of actual royalty reports when we have a sufficient history of receiving royalties from a specific customer for us to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty reports are received. We also perform compliance audits for our licenses and any additional royalties as a result of the compliance audits are generally recorded as revenue in the period when the compliance audits are settled.

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

                    We determine progress to completion based on input measures using labor-hours incurred by our engineers. The amount of revenue recognized is based on the total contract fees and the percentage of completion achieved. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. The estimates for labor-hours have not been significantly different as compared to actual labor-hours. If there is significant uncertainty about customer acceptance, or the time to complete the development or the deliverables by either party, we apply the completed contract method. The contract is considered substantially complete upon customer acceptance. If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, we recognize the revenue and record an unbilled receivable assuming collectability is reasonably assured.  Amounts invoiced to our customers in excess of recognizable revenues are recorded as deferred revenue.

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of FASB ASC No.  718-10-30, Stock Compensation Initial Measurement,  which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (RSUs), performance share awards and employee stock purchases under our Employee Stock Purchase Plan (ESPP) based on estimated fair values.  Following the provisions of FASB ASC No. 718-50-25, Employee Share Purchase Plans Recognition,  our ESPP is considered a compensatory plan, therefore, we are required to recognize compensation cost for grants made under the ESPP.   We estimate the fair value of stock options granted using the Black-Scholes-Merton (BSM) option-pricing model and a single option award approach. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. Management estimates volatility for a given option grant by evaluating the historical volatility of the period immediately preceding the option grant date that is at least equal in length to the option’s expected term. Consideration is also given to unusual events (either historical or projected) or other factors that might suggest that historical volatility will not be a good indicator of future volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time. In accordance with FASB ASC No. 718-10-35, Subsequent Measurement of Stock Compensation, we generally recognize stock-based compensation expense, net of estimated forfeitures, on a ratable basis for all share-based payment awards over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

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

Derivative Financial Instruments

We account for our derivative instruments as either assets or liabilities and we carry them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative gain (loss) is reported in each reporting period in other income (expense) on our consolidated statements of operations. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

Inventories

           We record inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for variances between standard and actual. Standard costs are determined based on our estimate of material costs, manufacturing yields, costs to assemble, test and package our products and allocable indirect costs. We record differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statements of operations in order to state the inventories at actual costs on a FIFO basis. Standard costs are re-evaluated quarterly.

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

In 2009, we determined that our goodwill was impaired and recognized a total impairment charge of $19.2 million in our 2009 consolidated statement of operations under operating expenses, “Impairment of goodwill,” which reduced goodwill to zero as of December 31, 2009. Also, in 2009, we made an impairment evaluation of our intangible and other long-lived assets and determined that our investment in certain technology of Sunplus Technology Co., Ltd. (the “Sunplus IP”) was impaired and recognized an impairment charge of $28.3 million in our 2009 consolidated statement of operations under operating expenses, “Impairment of intangible assets,” which reduced the investment in Sunplus IP to zero as of December 31, 2009.

In the fourth quarter of 2011 and again subsequent to our year ended December 31, 2011, we assessed our advances to a third party for intellectual properties for impairment. We concluded that the intangible assets related to these advances were fully impaired as of December 31, 2011, and have written them off. This conclusion was based on our determination that certain of the technologies was no longer aligned with our product roadmap due to a change in strategic focus and therefore, would not be used. The remaining technologies were impaired due to an adverse change in the extent and manner in which the technology was expected to be utilized by a strategic customer, as well as the competitive environment in which the technology was intended for use. In connection with this assessment, we recognized an impairment charge of $8.5 million in our 2011 consolidated statement of operations under operating expenses, “Impairment of intangible assets.” There were no intangible asset impairment charges recorded in the year ended December 31, 2010. There were no goodwill impairment charges recorded in the years ended December 31, 2011 and 2010.

We amortize our intangible assets with definite lives over their estimated useful lives and we review these assets for impairment whenever events or changes in circumstances indicate that the assets may be impaired.

 Investment in an Unconsolidated Affiliate

In July 2011, we purchased a 17.5% equity ownership interest in a privately-held company for $7.5 million in cash. We use the equity method to account for this investment since the privately-held company is a limited liability company and our ownership interest is greater than 5%. Equity method investment is recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the privately-held company’s net income or loss after the date of investment, adjusted for any difference between our investment and underlying equity in net assets of the privately-held company at the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment loss resulting from adjustment to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investment. During the year ended December 31, 2011, we recorded $1.0 million in “Equity in net loss of an unconsolidated affiliate” on the consolidated statements of operations, representing 17.5% of our proportionate share of the privately-held company’s net loss.

We assess the potential impairment of the equity method investment by considering available evidence such as ability to meet expense forecasts, history of operating results, negative or positive earnings and cash flow outlook, and the financial condition and prospects for the privately-held company’s business segment that might indicate a loss in value. We did not recognize any impairment loss on investment in an unconsolidated affiliate during the year ended December 31, 2011.

 Income Taxes

We account for income taxes in accordance with the FASB ASC No. 740 (ASC 740), Accounting for Income Taxes. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

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

Restructuring Expenses

We record provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with FASB ASC No. 712-10-25, Nonretirement Postemployment Benefits Recognition. One-time termination benefits and contract settlement and lease costs are recorded in accordance with FASB ASC No. 420-10-25, Exit or Disposal Cost Obligations Recognition. At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs to ensure that these accruals are still appropriate. Restructuring expense accruals related to future lease commitments on exited facilities include estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. Increases or decreases to the accruals for changes in estimates are classified as restructuring expenses in the consolidated statements of operations.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated and no point within the range of probable loss is more likely than other points within the range. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

From time to time, we are involved in disputes, litigation, and other legal actions. We are aggressively defending our current litigation matters. However, there are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any future intellectual property litigation may require us to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.

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

Contingencies and Concentrations

                   Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our top five customers, including distributors, generated 61.4%, 58.3% and 44.2% of our total revenue in 2011, 2010 and 2009, respectively. The percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third-party manufacturers or distributors to provide purchasing and inventory management functions. In 2011, 50.1% of our total revenue was generated through distributors, compared to 61.1% and 59.2% in 2010 and 2009, respectively. Samsung Electronics accounted for 23.4%, 17.0% and 7.5% of our total revenue in 2011, 2010 and 2009, respectively. Edom Technology comprised 13.8%, 9.0% and 5.9% of our total revenue in 2011, 2010 and 2009, respectively. Weikeng generated 10.2%, 9.9% and 10.3% of our total revenue in 2011, 2010 and 2009, respectively. Microtek Corporation comprised 7.9%, 11.0% and 11.9% of our total revenue in 2011, 2010 and 2009, respectively. Innotech Corporation comprised 6.2%, 11.3% and 7.3% of our total revenue in 2011, 2010 and 2009, respectively.

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

A significant portion of our revenue is generated from products sold overseas. Sales (including licensing) to customers in Asia, including distributors, generated 60.8%, 73.6% and 67.3% of our total revenue in 2011, 2010 and 2009, respectively. The reason for our geographical concentration in Asia is that most of our products are incorporated into flat panel displays, graphic cards, motherboards and cell phones, the majority of which are manufactured in Asia. The percentage of our revenue derived from any country is dependent upon where our end customers choose to manufacture their products. Accordingly, variability in our geographic revenue is not necessarily indicative of any geographic trends, but rather is the combined effect of new design wins and changes in customer manufacturing locations. Primarily all revenue to date has been denominated in U.S. dollars.

Recent Accounting Pronouncements

In September 2011, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment (Accounting Standards Codification (ASC) Topic 350). Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity has also the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

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

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurements (ASC Topic 820). This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. This guidance will be effective for us on January 1, 2012. Other than requiring additional disclosures on our “Level 3” disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

Annual Results of Operations

Revenue by product line was as follows:

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Mobile	$65,789	525.1%	$10,525	292.3%	$2,683
Consumer Electronics	87,922	-25.6%	118,192	21.2%	97,502
Personal Computers	20,523	-14.9%	24,124	7.3%	22,483
Total product revenue	$174,234	14.0%	$152,841	24.6%	$122,668
Percentage of total revenue	78.8%		79.9%		81.5%
Licensing revenue	$46,775	21.5%	$38,506	37.9%	$27,921
Percentage of total revenue	21.2%		20.1%		18.5%
Total revenue	$221,009	15.5%	$191,347	27.1%	$150,589

     Our consolidated total revenue for the year ended December 31, 2011 was $221.0 million, an increase of $29.7 million, or 15.5%, from the year ended December 31, 2010. The increase in product revenue was primarily due to increased demand for our mobile products. Revenue from our mobile products during the year ended December 31, 2011 increased by $55.3 million or 525.1% compared to the same period in 2010. The increase in our mobile products was primarily due to the successful launch of our newest MHL transmitter product. This product was introduced in the latter part of fiscal year 2010. Since then, we have seen increased shipments quarter after quarter for this product. The revenue growth in our mobile market was partially offset by the decrease in revenue in our CE market. Revenue from our CE market for the year ended December 31, 2011 decreased by $30.3 million compared to the CE revenue generated in the same period in 2010. The decrease in our CE revenue was primarily due to global macro-economic pressures that drove consumers to purchase lower priced CE products, and the 9.0 magnitude earthquake and subsequent tsunami that hit Japan in March 2011, which has affected both demand in Japan and the global supply chain for CE products.  High-end DTVs with the latest features and capabilities (the market segment where we typically deliver our latest CE innovations) have been particularly affected by this trend.  The earthquake in Japan had a two-fold impact.  First, it reduced demand for higher-end TVs in the domestic Japanese market. Secondly, as a result of damage to the production facilities, the brands shifted a portion of their TV production to original design manufacturers (ODMs) outside of Japan which typically supply the lower-end to mid-range DTV market. Our revenue from Japan for the year ended December 31, 2011 was 19.7% as compared to 29.9% for the same periods in 2010. Our revenues from Korea and Taiwan for the year ended December 31, 2011 was higher as compared to the same period in 2010 due to higher shipments.

From time to time we enter into “conversion agreements” for certain of our parts for certain identified end customers with our distributors who previously had the rights for price concessions and product returns. The “conversion agreement” converts the previously existing distributor relationship for these parts and identified customers into a sell in distributor relationship whereby the distributor does not have price protection rights. Revenue for such conversions is recorded at the time such conversion agreements are signed.  For the years ended December 31, 2011 and 2009, we recorded $1.6 million and $2.8 million, respectively, in revenue under such arrangement. There were no such conversions in 2010.

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology.  IP licensing continues to represent an important part of our overall business.  Revenue from licensing accounted for 21.2% and 20.1% of our total revenue for the years ended December 31, 2011 and 2010, respectively. Licensing revenue during the year ended December 31, 2011 increased by $8.3 million or 21.5% when compared to the same period in 2010. This was primarily due to increase in new IP licenses granted by us during 2011 of approximately $4.8 million, increase in HDMI licensing and royalties of $2.2 million and increase in royalties and other activities of 1.0 million. HDMI LLC revenue was higher by $2.2 million mainly due to increase in HDMI product shipment activity reported by adopters in 2011 as compared to 2010. Royalty revenues recorded from the completion of certain licensing audit during the year ended December 31, 2011 decreased by $0.3 million as compared to 2010.

 Our consolidated total revenue for the year ended December 31, 2010 was $191.3 million, an increase of $40.8 million, or 27.1%, from the year ended December 31, 2009. The significant increase in revenue was primarily due to increased demand for our CE products and the increase in our licensing revenue. Revenue from our CE products and licensing during the year ended December 31, 2010 increased by $20.7 million or 21.2% and $10.6 million or 37.9%, respectively, compared to the same period in 2009. The increase in our CE products was primarily due to an increase in unit product shipments. Our unit shipments for CE during the year ended December 31, 2010 increased by 38.5%, compared to the same period in 2009. The higher unit shipments in our CE product line were primarily driven by increased demand for our port processors from the DTV market. The increase in our mobile products was primarily due to the new products we introduced in 2010. The impact of the 38.5% increase in unit shipments to our CE revenue was partially offset by a 7.7% decrease in the average selling price of our CE products.

Revenue from licensing accounted for 20.1% and 18.5% of our total revenue for the years ended December 31, 2010 and 2009, respectively. Licensing revenue during the year ended December 31, 2010 increased by $10.6 million or 37.9% when compared to the same period in 2009. The significantly higher licensing revenue during the year ended December 31, 2010 compared to the licensing revenue during the same period in 2009 was primarily due to the increase in licensing activities in 2010 and to the $7.1 million additional royalties we recorded during the year ended December 31, 2010 as a result of the completion of certain licensing audit activities during that year.

COST OF REVENUE AND GROSS MARGIN

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Cost of product revenue (1)	$90,035	16.2%	$77,480	13.0%	$68,574
Product gross profit	84,199	11.7%	75,361	39.3%	54,094
Product gross profit margin	48.3%		49.3%		44.1%

(1) Includes stock-based compensation expense	$670		$558		$986

Cost of licensing revenue	$794	195.2%	$269	-77.8%	$1,212
Licensing gross profit	45,981	20.3%	38,237	43.2%	26,709
Licensing gross profit margin	98.3%		99.3%		95.7%

Total cost of revenue	$90,829	16.8%	$77,749	11.4%	$69,786
Total gross profit	130,180	14.6%	113,598	40.6%	80,803
Total gross profit margin	58.9%		59.4%		53.7%

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Our overall gross profit, as a percentage of revenue, was 58.9% for the year ended December 31, 2011 and 59.4% for the year ended December 31, 2010.  Total cost of revenue for the year ended December 31, 2011 increased by $13.1 million or 16.8%, when compared to the total cost of revenue in the same period in 2010. The increase in the total cost of revenue was primarily due to the growth in revenue volume during the same comparative periods.

Product gross profit margin for the year ended December 31, 2011 was 48.3%, compared to 49.3% for the year ended December 31, 2010. The 1.0% decrease in product gross profit margin during the year ended December 31, 2011 compared to the same period in 2010 was primarily attributable to the decrease in average selling price per unit from $1.45 during year ended December 31, 2010 to $1.23 during the year ended December 30, 2011, partially offset by decrease in wafer, testing and assembly cost in 2011 than in 2010 and better overhead absorption due to the increase in volume.

Our licensing gross profit margin for the year ended December 31, 2011 was 98.3%, compared to 99.3% for the year ended December 31, 2010.  Licensing gross margin during the year ended December 31, 2011 decreased by 1.0%, compared to the same period in 2010 primarily due to higher mix of IP customization projects during the year ended December 31, 2011 compared to the same period in 2010.

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

OPERATING EXPENSES

Research and development	2011	Change	2010	Change	2009
	(Dollars in thousands)
Research and development(1)	$66,533	20.3%	$55,313	-18.9%	$68,229
Percentage of total revenue	30.1%		28.9%		45.3%
(1) Includes stock-based compensation expense	3,774		2,631		6,252

Research and development (R&D).  R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense for the year ended December 31, 2011 increased by $11.2 million or 20.3%, compared to the R&D expense incurred in the same period in 2010.  This increase was primarily attributable to the increase in compensation related expenses as a result of the two acquisitions that we completed in 2011, increase in project related expenses and increase in stock-based compensation expense. R&D expense for the year ended December 31, 2011 included stock-based compensation expense of $3.8 million, as compared to $2.6 million for the year ended December 31, 2010. Our R&D head count as of December 31, 2011 was 257 employees as compared to 207 employees as of December 31, 2010 due to the acquisitions of SiBEAM and ABT.

R&D expense decreased by $12.9 million or 18.9% for the year ended December 31, 2010 as compared to the comparable period in 2009, primarily due to the decrease in stock-based compensation expense, reduced expenses due to the restructuring programs implemented in 2009 by closing two R&D sites in Germany and expense management controls implemented internally, partially offset by additional expenses incurred as a result of increasing our R&D presence in Asia in 2010, increase in bonus expense driven by the better overall company performance.

Selling, general and administrative	2011	Change	2010	Change	2009
	(Dollars in thousands)
Selling, general and administrative (1)	$55,277	18.3%	$46,710	-15.1%	$55,000
Percentage of total revenue	25.0%		24.4%		36.5%
(1) Includes stock-based compensation expense	5,076		4,152		10,863

Selling, general and administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation expense, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the year ended December 31, 2011 was $55.3 million or 18.3% higher than the SG&A expense incurred in the same period in 2010 primarily due to the increase in compensation related expenses of approximately $2.7 million, additional marketing activities of approximately $2.8 million, stock-based compensation expense of approximately $0.9 million and transaction expenses of approximately $1.0 million in relation to the two business acquisitions that we completed during the year ended December 31, 2011. Our SG&A head count as of December 31, 2011 was 187 employees as compared to 156 employees as of December 31, 2010.

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

Restructuring	2011	Change	2010	Change	2009
	(Dollars in thousands)
Restructuring expense	$2,269	-30.4%	$3,259	-85.8%	$22,907
Percentage of total revenue	1.0%		1.7%		15.2%

 Restructuring.  The total restructuring expense for the year ended December 31, 2011 consisted primarily of $0.9 million related to severance benefits and exit costs we incurred as a result of SiBEAM acquisition, $0.4 million related to our storage business restructuring, $0.3 million relating to operating lease termination costs and $0.7 million related to severance benefits for the headcount reduction in the fourth quarter of 2011.

The total restructuring expense for the year ended December 31, 2010 consisted primarily of $2.0 million related to contract termination cost, a charge of $0.9 million relating to operating lease termination costs and a charge of $0.3 million related to retirement of certain fixed assets. During 2010, we were in the process of transitioning certain R&D work from Europe to Asia and as a result of this transition, we decided to cease using the services of certain European engineers which resulted in an accrual of future costs of $2.0 million payable under the related contract without any future economic benefit to us. We recorded such future costs as restructuring expense in 2010.

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

Amortization of intangible assets	2011	Change	2010	Change	2009
	(Dollars in thousands)
Amortization of intangible assets	$1,585	963.8%	$149	-96.7%	$4,478
Percentage of total revenue	0.7%		0.1%		3.0%

Amortization of intangible assets.  The increase in the amortization of intangible assets for the year ended December 31, 2011 as compared to the same period in 2010 was primarily due to amortization of the intangible assets acquired from the two acquisitions completed during 2011.

Amortization of intangible assets was $0.1 million for the year ended December 31, 2010, as compared to $4.5 million in 2009.  The significant sequential decrease in the amortization of intangible assets was primarily due to the complete amortization of acquired intangible assets and write-off in 2009 of the investment in an intellectual property. Please see related discussion in Impairment of Intangible Assets below.

Impairment of intangible assets	2011	Change	2010	Change	2009
	(Dollars in thousands)
Impairment of intangible assets	$8,500	N/A	$-	N/A	$28,296
Percentage of total revenue	3.8%		0.0%		18.8%

Impairment of intangible assets.  In the fourth quarter of 2011 and again subsequent to our year ended December 31, 2011, we assessed our advances to a third party for intellectual properties for impairment. We concluded that the intangible assets related to these advances were fully impaired as of December 31, 2011, and have written them off. This conclusion was based on our determination that certain of the technologies was no longer aligned with our product roadmap due to a change in strategic focus and therefore, would not be used. The remaining technologies were impaired due to an adverse change in the extent and manner in which the technology was expected to be utilized by a strategic customer, as well as the competitive environment in which the technology was intended for use. In connection with this assessment, we recognized an impairment charge of $8.5 million in 2011.

 In 2009, we determined that, in light of certain changes to our product strategy, the intellectual property licensed from Sunplus Technology Co., Ltd in February 2007 (the “Sunplus IP”) no longer aligned with our product roadmap and therefore would not be used. In connection with the decision to discontinue the use of the Sunplus IP, we wrote-off the unamortized balance of the investment in Sunplus IP of $28.3 million and recognized a pre-tax impairment charge of $28.3 million in 2009.

Impairment of Goodwill.  There was no impairment of goodwill in 2011 and 2010. In 2009, we assessed goodwill for impairment and noted indicators of impairment including a sustained and significant decline in our stock price, depressed market conditions and declining industry trends. In 2009, our stock price had been in a period of sustained decline and the business climate had deteriorated substantially in light of the economic crisis. Based on the result of the impairment analysis that we performed, we determined that the goodwill was impaired. As such, we wrote off the entire goodwill balance and recognized goodwill impairment charge of approximately $19.2 million in 2009.

Interest income and others, net	2011	Change	2010	Change	2009
	(Dollars in thousands)
Interest income	$1,920	-17.8%	$2,335	-18.8%	$2,874
Reversal of a subsidiary's accumulated currency translation adjustment	(132)	-109.7%	1,366	N/A	-
Other income (expense), net	130	268.8%	(77)	-158.8%	131
Total	$1,918	-47.1%	$3,624	20.6%	$3,005
Percentage of total revenue	0.9%		1.9%		2.0%

Interest income and other, net.  Interest income and others, net in 2011, consisted primarily of interest income of $1.9 million from our short-term investments. In 2010, we transferred the accumulated foreign currency translation adjustment of our wholly owned subsidiary in Germany whose facilities and offices had been substantially liquidated during 2010, to income.

Interest income for the year ended December 31, 2011 decreased by 17.8% compared to the same period in 2010 primarily due to the decrease in our short-term investments as a result of the cash used in business acquisitions. Interest income for the year ended December 31, 2010 decreased by 18.8% compared to the same period in 2009 primarily due to the decline in interest rates as a result of macro-economic conditions.

Provision for income taxes	2011	Change	2010	Change	2009
	(Dollars in thousands)
Provision for income taxes	$8,583	137.8%	$3,609	-75.6%	$14,797
Percentage of total revenue	3.9%		1.9%		9.8%

Provision for income taxes.  For the year ended December 31, 2011, we recorded an income tax provision of $8.6 million, compared to income tax provision of $3.6 million and $14.8 million in 2010 and 2009, respectively. Our effective income tax rate was (415.4%) in 2011. In 2011, the primary reconciling items between our effective tax rate and the U.S. statutory tax rate of 35% included approximately $8.9 million of income tax expense primarily due to foreign withholding taxes and foreign income inclusions.  In addition, we provided approximately $8.2 million for an increase to the valuation allowance to offset deferred tax assets which are not more likely than not to be realized and approximately $1.0 million for stock based compensation.   The primary benefit provided was for approximately $6.8 million related to the use of foreign tax credits and R&D tax credits.

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

For the year ended December 31, 2009, we recorded an income tax provision of $14.8 million, compared to income tax benefit of $11.9 million in 2008. Our effective income tax rate was (13%) in 2009. In 2009, the difference between the expense for income taxes and the income tax benefit determined by applying the statutory federal income tax rate of 35% was due primarily to the following items: (1) $43.0 million of  tax expense related to a valuation allowance being recorded to offset deferred taxes recorded on the balance sheet, (2) $3.8 million of expense associated with the geographic and tax jurisdictional mix of earnings within our global business structure, (3) $7.6 million of tax expense associated with stock-based compensation expense being reversed for tax purposes, (4) $5.3 million expense of foreign unbenefited  losses, and (5) $3.8 million tax expense associated with non-deductible goodwill write-off for book purposes.  Offsetting these expenses are benefits of: (1) $5.6 million related to a worthless stock deduction for investment in our German subsidiary, and (2) $3.2 million related to federal and state research and development tax credits generated during 2009.

Liquidity and Capital Resources

	2011	Change	2010	Change	2009
	(Dollars in thousands)
Cash and cash equivalents	$37,125	$7,183	$29,942	$186	$29,756
Short term investments	124,301	(36,237)	160,538	39,672	120,866
Total cash, cash equivalents and short term investments	$161,426	$(29,054)	$190,480	$39,858	$150,622
Percentage of total assets	60.7%		76.0%		66.8%

Total current assets	$208,665	$(22,148)	$230,813	$22,985	$207,828
Total current liabilities	(46,742)	(675)	(46,067)	(1,721)	(44,346)
Working capital	$161,923	$(22,823)	$184,746	$21,264	$163,482

            At December 31, 2011, we had $161.9 million of working capital including $161.4 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased by $29.1 million from $190.5 million in 2010 to $161.4 million in 2011 primarily due to $15.9 million cash considerations for the two recent acquisitions that we completed during the year ended December 31, 2011, $2.2 million cash used to satisfy certain liabilities assumed in connection with the business acquisitions previously mentioned, $7.5 million cash used for an investment in an unconsolidated affiliate, $7.2 million cash used for advances for intellectual properties, net of repayments of secured notes and $7.8  million cash used for capital expenditures, partially offset by net cash provided by operations during the year ended December 31, 2011 and  proceeds from stock option exercises and purchases under our employee stock purchase program totaling to approximately $6.2 million. As of December 31, 2011, $1.2 million of the $37.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories, deferred income taxes  and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors.

Working capital at December 31, 2011 decreased by approximately $22.8 million compared to the working capital at December 31, 2010 primarily due to $22.1 million net decrease in operating assets and by $0.7 million net increase in operating liabilities. The $22.1 million net decrease in operating assets was primarily due to the previously mentioned $29.1 million decrease in total cash and cash equivalents and short-term investments, partially offset by $2.8 million increase in prepaid expenses and other assets and $4.4 million increase in accounts receivable. The increase in prepaid expenses and other current assets was primarily due to income tax receivables, advances toward hiring fees for 75 engineers in India which was completed in 2012 and the prepayment for additional software licenses. The increase in accounts receivable was primarily due to the increase in billings over collections during the year ended December 31, 2011. The $0.7 million increase in operating liabilities was mainly due to $4.8 million increase in accrued and other current liabilities, partially offset by $5.7 million and $1.5 million decrease in deferred margin on sales to distributors and deferred license revenue, respectively. The increase in accrued and other current liabilities was mainly due to increase in payroll related expenses, increase in accrued royalties, increase in accrued product rebate and other current liabilities assumed from business acquisitions. The decrease in deferred margin on sales to distributors was primarily due to lower ending inventory at our distributors as of December 31, 2011 compared to the  ending inventory as at December 31, 2010 and the decrease in deferred license revenue was primarily due to the increase in license revenue recognized during the year ended December 31, 2011.

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

Working capital at December 31, 2010 increased by approximately $21.3 million when compared to the working capital at December 31, 2009 primarily due to the $23.0 million increase in operating assets, partially offset by the $1.7 million increase in operating liabilities. The $23.0 million increase in operating assets was primarily related to the $39.9 million increase in total cash, cash equivalents and short-term investments and $2.5 million increase in inventories, partially offset by the $21.0 million decrease in prepaid expenses and other current assets. The $2.5 million increase in inventories was primarily due to the increasing demand for our products while the $21.4 million decrease in prepaid expenses and other current assets was primarily attributed to the net income tax refunds. The $1.7 million increase in operating liabilities was primarily due to the $10.5 million increase in deferred margin on sales to distributors and $1.1 million increase in deferred license revenue, partially offset by the $8.1 million decrease in accrued and other current liabilities. The $10.5 million increase in deferred margin on sales to distributors was mainly due to the increasing activities with our distributors driven by the increasing demand for our products while the $8.1 million decrease in accrued and other current liabilities was mainly attributable to the payment of the restructuring liability, primarily related to the severance and termination benefits.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities.

	2011	2010	2009
	(Dollars in thousands)
Cash provided by (used in) operating activities	$7,458	$46,494	$(29,664)
Cash used in investing activities	(4,762)	(50,725)	(38,066)
Cash provided by financing activities	4,501	3,954	1,354
Effect of exchange rate changes on cash and cash equivalents	(14)	463	718
Net increase (decrease) in cash and cash equivalents	$7,183	$186	$(65,658)

Operating Activities

The $7.5 million cash generated from our operating activities during the year ended December 31, 2011 was primarily due to $30.2 million in net favorable non-cash adjustments to net loss, a decrease in inventories and an increase in accrued and other liabilities, partially offset by the increase in operating assets, such as accounts receivable and prepaid expenses and other current assets and the decrease in operating liabilities, such as deferred margin on sales to distributors and deferred license revenue.

The favorable adjustments to net loss were primarily comprised of depreciation and amortization of $8.0 million, stock based compensation of $9.5 million, amortization of investment premium of $2.6 million, impairment of intangible assets of $8.5 million and $1.0 million of non-cash equity in net loss of our unconsolidated affiliate. Inventory excluding inventory acquired from acquisition decreased by $1.7 million primarily due to our tighter inventory management and increase in product shipment. Accrued and other liabilities increased by $4.8 million primarily due to an increase in bonus accrual, an increase in accrued payroll and other payroll related expenses and increase in the share of the HDMI founders payable as a result of increased royalties in the year ended December 31, 2011 compared to the same period in 2010, partially offset by a decrease in restructuring accrual due to payments of severance benefits and the termination of operating lease agreement during the year ended December 31, 2011.  The increase in accounts receivable was primarily due to the increase in billings over collections during the year ended December 31, 2011. The increase in prepaid expenses and other current assets was primarily due to income tax receivable, advances toward hiring fees of 75 engineers in India and prepayment for additional software licenses. The decrease in deferred margin on sales to distributors was primarily due to lower ending inventory at our distributors as of December 31, 2011 than the  ending inventory as at December 31, 2010 and the decrease in deferred license revenue was primarily due to the decrease in license revenue recognized during the year ended December 31, 2011.

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

Prepaid expenses and other assets decreased by approximately $21.4 million primarily due to net income tax refunds during the year ended December 31, 2010. Deferred margin on sales to distributors increased by $10.5 million, which was attributable to the increasing activities with our distributors driven by the increasing demand for our products. Deferred license revenue increased by $2.6 million primarily due to the new licensing agreements we entered into during the year ended December 31, 2010. Accrued and other liabilities decreased by $8.1 million primarily due to the $15.5 million net decrease in the balance of restructuring liability due to payments of severance benefits during the year ended December 31, 2010, partially offset by the increases in other accrued liabilities, such as accrued payroll and related expenses, which increased by $3.9 million, and royalties payable, which increased by $3.0 million. The increase in accrued payroll and related expenses was attributable mainly to the bonus and sales commission accruals, which was a direct result of the significant increase in revenues during the year ended December 31, 2010 compared to the same period in 2009. The increase in royalties payable was mainly due to the increase in the share of the HDMI founders as a result of increased royalties in 2010 compared to 2009.

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

Investing Activities

The $4.8 million cash used in our investing activities during the year ended December 31, 2011 was due primarily to $15.9 million cash used in connection with our business acquisitions, $7.5 million cash used to make an investment in an unconsolidated affiliate, $7.2 million cash used for advances for intellectual properties, net of repayments of secured notes and $7.8 million net investment in property and equipment, partially offset by $33.7 million net proceeds from the sales and maturities of short-term investments. During the year ended December 31, 2011, we sold $147.0 million and purchased $113.3 million worth of short-term investments.

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

We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment in 2011, 2010 and 2009 related mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

The $4.5 million cash generated from our financing activities during the year ended December 31, 2011 was primarily due to the proceeds from issuances of common stock of approximately $6.2 million and to the excess tax benefits from employee stock-based transactions of approximately $2.1 million, partially offset by $3.3 million cash used to repurchase restricted stock units for minimum statutory income tax withholding and $0.5 million cash used to pay a line of credit assumed from business acquisition.

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

Cash Requirements and Commitments

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases and any strategic acquisitions, in addition we have approximately $16.6 million in commitments for fiscal years including and beyond 2012 as disclosed in the contractual obligations section below.

Contractual Obligations

Our contractual obligations as of December 31, 2011 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$11,802	$2,498	$3,401	$3,196	$2,707
Hiring fees for engineers in India	2,000	2,000	-	-	-
	$13,802	$4,498	$3,401	$3,196	$2,707

In July 2011, we entered into a call option agreement with a privately-held company whereby we have the option to acquire the privately-held company until January 5, 2013 at an agreed upon purchase price on certain terms and conditions.  We are obligated either (i) to purchase $2.0 million of the privately-held company’s secured convertible promissory notes (the “Notes”) or (ii) to acquire the privately-held company at $35.0 million plus earn-out payments on the agreed upon terms and conditions by April 15, 2012. If this call option is not exercised by July 31, 2012, we are obligated to purchase an additional $0.8 million of the privately-held company’s Notes.  Fair value of the call option mentioned above was approximately $3.0 million as of December 31, 2011.

In November 2011, we entered into an agreement with a third party R&D engineering services company in India with which we had contracted since 2009 whereby, we agreed to hire 75 engineers in India working for such consultant for a hiring fee of $3.0 million. Out of this total hiring fee, $1.0 million was paid as an advance in December 2011 upon the fulfillment of certain conditions of the agreement, which amount is reflected in “Prepaid and other current assets” in the consolidated balance sheets, and $2.0 million was paid in January 2012 upon closing. The deal closed in January 2012 at which time the 75 engineers became our employees.

The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section” amounting to approximately $26.6 million as of December 31, 2011 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 12, “Income Taxes,” in our notes to consolidated financial statements included in Item 15(a) of this report for further discussion.

Long-Term Liquidity

Based on our estimated cash flows, we believe our existing cash and short-term investments are sufficient to meet our capital and operating requirements for at least the next twelve months. We expect to continue to invest in property and equipment in the ordinary course of business. Our future operating and capital requirements depend on many factors, including the levels at which we generate product revenue and related margins, the extent to which we generate cash through stock option exercises and proceeds from sales of shares under our employee stock purchase plan, the timing and extent of licensing revenue, investments in inventory, property, plant and equipment and accounts receivable, the cost of securing access to adequate manufacturing capacity, our operating expenses, including legal and patent assertion costs and general economic conditions. In addition, cash may be required for future acquisitions should we choose to pursue any. While we believe that our current cash, cash equivalents and short-term investment balances together with income derived from sales of our products and licensing will be sufficient to meet our liquidity requirements in the foreseeable future, to the extent existing resources and cash from operations are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available when we need them, or if available, we may not be able to obtain them on terms favorable to us.

Global credit and financial markets have experienced disruptions since mid-2008, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of December 31, 2011, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $149.1 million. A sensitivity analysis was performed on our investment portfolio as of December 31, 2011. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$ 483,000	$ 965,000	$ 1,448,000

As of December 31, 2010, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $160.5 million. These securities are subject to interest rate fluctuations. The following represents the potential change to the value of our investments given a shift in the yield curve used in our sensitivity analysis.

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

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Euro, the South Korean Won, Taiwan Dollar and the Chinese Yuan. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  The following represents the potential impact of a change in the value of the U.S. dollar compared to the Euro, British Pound, Japanese Yen, Chinese Yuan, Taiwan Dollar and Korean Won for the years ended December 31, 2011 and 2010.  This sensitivity analysis aggregates our annual activity in these currencies, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10% (in thousands).

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	5%	5%	7.50%	7.50%	10%	10%
China (Yuan)	$506	$295	$758	$443	$1,011	$590
Japan (Yen)	224	149	336	223	448	298
Germany (Euro)	-	444	-	667	-	889
Others	189	143	285	214	379	286
Total	$919	$1,031	$1,379	$1,547	$1,838	$2,063

Derivative Instruments

 We have operations in the United States, Europe and Asia; however, a majority of our revenue, costs of sales, expense and capital purchasing activities are being transacted in U.S. Dollars. As a corporation with international as well as domestic operations, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. Periodically, we use foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses.  We do not enter into derivatives for speculative or trading purposes. We use derivative instruments primarily to manage exposures to foreign currency fluctuations on forecasted cash flows and balances primarily denominated in Chinese Yuan. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. These derivatives are designated as cash flow hedges and have maturities of less than one year. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and, upon occurrence of the forecasted transaction, is subsequently reclassified into the line item in the consolidated statements of operations to which the hedged transaction relates. We record any ineffectiveness of the hedging instruments in other income (expense) on our consolidated statements of operations.

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

As of December 31, 2011, the outstanding foreign exchange contracts had a total notional value of $3.6 million. See Note 11 in our notes to consolidated financial statements included in Item 15(a) of this report for more detailed discussions on derivative transactions.

Investment in an Unconsolidated Affiliate

On July 13, 2011, we purchased a 17.5% equity ownership interest in a privately-held company which develops and designs wireless video and audio semiconductor chips for $7.5 million in cash. The investment is recorded as part of “Other long-term assets” account in our consolidated balance sheet and we use the equity method to account for our investment in this entity as the privately-held company is a limited liability company and we have more than 5% ownership interest. During the year ended December 31, 2011, we recorded $1.0 million in “Equity in net loss of an unconsolidated affiliate” on the consolidated statements of operations, representing 17.5% of our proportionate share of the privately-held company’s net loss. This investment is inherently risky and we could lose our entire investment in this company. As of December 31, 2011, we did not record any impairment charge on this investment.

Item 8.  Financial Statements and Supplementary Data

The Financial Statements and Supplemental Data required by this item are set forth at the pages indicated at Item 15(a).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of our internal control over financial reporting as of December 31, 2011 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

                    There were no changes in our internal controls over financial reporting during the fourth quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited the internal control over financial reporting of Silicon Image, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 29, 2012

 Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

 The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

    (a) The following documents are filed as a part of this Form:

    1. Financial Statements:

    2. Financial Statement Schedules

The following financial statement schedule of Silicon Image is filed as part of this Form 10-K:

Page
Schedule II – Consolidated Valuation and Qualifying Accounts	105

  All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

    3. Exhibits.

   The exhibits listed in the Index to Exhibits are incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K.

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$37,125	$29,942
Short-term investments	124,301	160,538
Accounts receivable, net of allowances for doubtful accounts of $1,382 at December 31, 2011 and $1,620 at December 31, 2010	27,368	22,598
Inventories	10,062	10,212
Prepaid expenses and other current assets	9,101	6,515
Deferred income taxes	708	1,008
Total current assets	208,665	230,813
Property and equipment, net	12,772	11,404
Deferred income taxes, non-current	4,706	4,795
Intangible assets, net (Note 6)	11,915	-
Goodwill (Note 6)	18,646	-
Other assets	9,369	3,607
Total assets	$266,073	$250,619
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,133	$10,615
Accrued and other current liabilities	26,116	17,771
Deferred margin on sales to distributors	7,809	13,484
Deferred license revenue	2,684	4,197
Total current liabilities	46,742	46,067
Other long-term liabilities	14,815	13,356
Total liabilities	61,557	59,423
Commitments and contingencies (Notes 8 and 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 82,069,472 shares at December 31, 2011 and 78,191,027 shares at December 31, 2010	98	95
Additional paid-in capital	505,191	476,915
Treasury stock, 17,614,441 shares at December 31, 2011 and 17,076,173 shares at December 31, 2010	(111,049)	(107,745)
Accumulated deficit	(189,600)	(177,957)
Accumulated other comprehensive loss	(124)	(112)
Total stockholders’ equity	204,516	191,196
Total liabilities and stockholders’ equity	$266,073	$250,619

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Revenue:
Product	$174,234	$152,841	$122,668
Licensing	46,775	38,506	27,921
Total revenue	221,009	191,347	150,589
Cost of revenue and operating expenses:
Cost of product revenue (1)	90,035	77,480	68,574
Cost of licensing revenue	794	269	1,212
Research and development (2)	66,533	55,313	68,229
Selling, general and administrative (3)	55,277	46,710	55,000
Restructuring expense (Note 7)	2,269	3,259	22,907
Amortization of intangible assets	1,585	149	4,478
Impairment of intangible assets (Notes 1 and 6)	8,500	-	28,296
Impairment of goodwill	-	-	19,210
Total cost of revenue and operating expenses	224,993	183,180	267,906
Income (loss) from operations	(3,984)	8,167	(117,317)
Interest income and other, net	1,918	3,624	3,005
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	(2,066)	11,791	(114,312)
Income tax expense	8,583	3,609	14,797
Equity in net loss of an unconsolidated affiliate	994	-	-
Net income (loss)	$(11,643)	$8,182	$(129,109)

Net income (loss) per share – basic	$(0.14)	$0.11	$(1.72)
Net income (loss) per share – diluted	$(0.14)	$0.10	$(1.72)
Weighted average shares – basic	80,603	76,957	74,912
Weighted average shares – diluted	80,603	78,277	74,912

(1) Includes stock-based compensation expense	$670	$558	$986
(2) Includes stock-based compensation expense	$3,774	$2,631	$6,252
(3) Includes stock-based compensation expense	$5,076	$4,152	$10,863

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Total
Balance at January 1, 2009	74,070	$92	$442,228	$(106,276)	$(57,030)	$(67)	$278,947
Net loss	-	-	-	-	(129,109)	-	(129,109)
Change in unrealized net gain on available-for-sale investments, net of tax	-	-	-	-	-	251	251
Foreign currency translation adjustments, net of tax	-	-	-	-	-	754	754
Total comprehensive loss	-	-	-	-	-	-	(128,104)
Common stock issued under stock option plans	295	-	403	-	-	-	403
Issuances of common stocks from restricted stock units	261	-	-	-	-	-	-
Repurchases of restricted stock units for tax withholding	(94)	-	-	(286)	-	-	(286)
Common stock issued for ESPP	887	1	2,401	-	-	-	2,402
Excess tax benefit from employee stock-based compensation plans	-	-	56	-	-	-	56
Stock-based compensation expense	-	-	18,101	-	-	-	18,101
Balance at December 31, 2009	75,419	93	463,189	(106,562)	(186,139)	938	171,519
Net income	-	-	-	-	8,182	-	8,182
Change in unrealized net loss on available-for-sale investments, net of tax	-	-	-	-	-	(356)	(356)
Reversal of a subsidiary's accumulated translation adjustment upon substantial liquidation	-	-	-	-	-	(1,366)	(1,366)
Foreign currency translation adjustments, net of tax	-	-	-	-	-	583	583
Fair value of effective cashflow hedges, net of tax	-	-	-	-	-	89	89
Total comprehensive income	-	-	-	-	-	-	7,132
Common stock issued under stock option plans	781	1	3,013	-	-	-	3,014
Issuances of common stocks from restricted stock units	1,201	-	-	-	-	-	-
Repurchases of restricted stock units for tax withholding	(444)	-	-	(1,183)	-	-	(1,183)
Common stock issued for ESPP	1,234	1	2,608	-	-	-	2,609
Excess tax benefit from employee stock-based compensation plans	-	-	764	-	-	-	764
Stock-based compensation expense	-	-	7,341	-	-	-	7,341
Balance at December 31, 2010	78,191	95	476,915	(107,745)	(177,957)	(112)	191,196
Net loss	-	-	-	-	(11,643)	-	(11,643)
Change in unrealized net loss on available-for-sale investments, net of tax	-	-	-	-	-	(90)	(90)
Reversal of a subsidiary's accumulated translation adjustment upon substantial liquidation	-	-	-	-	-	132	132
Foreign currency translation adjustments, net of tax	-	-	-	-	-	62	62
Fair value of effective cashflow hedges, net of tax	-	-	-	-	-	(116)	(116)
Total comprehensive loss	-	-	-	-	-	-	(11,655)
Common stock issued under stock option plans	744	1	3,120	-	-	-	3,121
Issuances of common stocks from restricted stock units	1,561	-	-	-	-	-	-
Repurchases of restricted stock units for tax withholding	(538)	-	-	(3,304)	-	-	(3,304)
Common stock issued for ESPP	811	1	3,082	-	-	-	3,083
Common stock issued related to acquisition	1,300	1	10,429	-	-	-	10,430
Excess tax benefit from employee stock-based compensation plans	-	-	2,125	-	-	-	2,125
Stock-based compensation expense	-	-	9,520	-	-	-	9,520
Balance at December 31, 2011	82,069	$98	$505,191	$(111,049)	$(189,600)	$(124)	$204,516

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(11,643)	$8,182	$(129,109)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	6,416	7,674	8,960
Stock-based compensation expense	9,520	7,341	18,101
Amortization of investment premium	2,610	2,916	3,045
Tax benefit from employee stock-based compensation plans	2,125	764	56
Impairment of intangible assets	8,500	-	28,296
Asset impairment due to restructuring	-	302	649
Amortization of intangible assets	1,585	149	4,478
Deferred income taxes	389	(3,183)	32,238
Reversal of a subsidiary's accumulated foreign currency translation adjustment	132	(1,366)	-
Excess tax benefits from employee stock-based transactions	(2,125)	(764)	(85)
Realized gain on sale of short-term investments	(177)	(134)	(7)
Impairment of goodwill	-	-	19,210
Equity in net loss of an unconsolidated affiliate	994	-	-
Others	240	308	203
Changes in assets and liabilities:
Accounts receivable	(4,353)	(1,234)	(15,756)
Inventories	1,701	(2,466)	5,029
Prepaid expenses and other assets	(2,844)	21,403	(11,768)
Accounts payable	(2,521)	1,624	3,600
Accrued and other liabilities	4,829	(8,146)	6,370
Deferred margin on sales to distributors	(5,675)	10,540	(3,937)
Deferred license revenue	(2,245)	2,584	763
Cash provided by (used in) operating activities	7,458	46,494	(29,664)
Cash flows from investing activities:
Proceeds from sales of short-term investments	147,032	124,061	131,082
Purchases of short-term investments	(113,319)	(166,871)	(165,144)
Cash used in business acquisitions, net of cash acquired	(15,910)	-	-
Purchases of property and equipment	(7,821)	(4,666)	(4,124)
Cash paid for investment in an unconsolidated affiliate	(7,514)	-	-
Advances for intellectual properties	(7,805)	(3,249)	-
Repayment of secured notes	575	-	-
Proceeds from sale of property and equipment	-	-	120
Cash used in investing activities	(4,762)	(50,725)	(38,066)
Cash flows from financing activities:
Proceeds from issuances of common stock	6,203	5,623	2,805
Excess tax benefits from employee stock-based transactions	2,125	764	85
Payments for vendor financed purchases of software and intangibles	-	(1,250)	(1,250)
Repurchase of restricted stock units for income tax withholding	(3,304)	(1,183)	(286)
Payments of a line of credit assumed from business acquisition	(523)	-	-
Cash provided by financing activities	4,501	3,954	1,354
Effect of exchange rate changes on cash and cash equivalents	(14)	463	718
Net increase (decrease) in cash and cash equivalents	7,183	186	(65,658)
Cash and cash equivalents - beginning of year	29,942	29,756	95,414
Cash and cash equivalents - end of year	$37,125	$29,942	$29,756
Supplemental cash flow information:
Common stock issued in connection with business acquisition (1.3 million shares issued)	$10,429	$-	$-
Net refund (cash payment) for income taxes	$(6,722)	$18,102	$8,236
Restricted stock units vested	$9,626	$3,282	$793
Property and equipment and other assets purchased but not paid for	$1,132	$931	$779
Unrealized net gain (loss) on short-term investments	$(90)	$(356)	$251

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Silicon Image, Inc. (referred to herein as “we”, “our”, “the Company”, or “Silicon Image”), a Delaware corporation, was incorporated on June 11, 1999. Silicon Image is a leading provider of wireless and wired connectivity solutions that enable the reliable distribution and presentation of high-definition content for mobile, consumer electronics and PC markets. The Company delivers its technology via semiconductor and intellectual property products and services that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smart phones, tablets, DTVs, Blu-ray Disc™ players, audio-video receivers, as well as desktop and notebook PCs. Silicon Image’s current growth is being driven by its mobile solutions supporting the latest mobile HD video connectivity standard, MHL™. Silicon Image has also driven the creation of the highly successful HDMI® and DVI™ industry standards. The Company has also established the SPMT™, a memory interface standard for mobile devices and is actively involved with the standard for 60GHz wireless HD video/ audio – WirelessHD™. Via its wholly-owned subsidiary, Silicon Image offers manufacturers comprehensive product interoperability and standards compliance testing services from Simplay Labs, LLC.

Basis of presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates. Areas where significant judgment and estimates are applied include revenue recognition, stock-based compensation, short-term investments related to fair value hierarchy, inventory reserves, realization of long-lived assets, including goodwill and intangibles, income taxes, deferred tax assets and legal matters. The consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of intercompany balances and transactions.

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

 From time to time the Company enters into “conversion agreements” for certain of its parts for certain identified end customers with its distributors who previously had the rights for price concessions and product returns. The “conversion agreement” converts the previously existing distributor relationship for these parts and identified customers into a sell in distributor relationship whereby the distributor does not have price protection rights. Revenue for such conversions is recorded at the time such conversion agreements are signed.

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

           The Company derives revenue from the license of its IP. The Company enters into IP licensing agreements that generally provide licensees the right to incorporate its IP components in their products with terms and conditions that vary by licensee. Revenue earned under contracts with the Company’s licensees is classified as licensing revenue. The Company’s IP licensing agreements generally include multiple elements, which may include one or more off-the-shelf and/or customized IP licenses bundled with support services covering a fixed period of time, usually one year. During 2010 and 2009, the Company followed the guidance in FASB ASC No. 605-25-25, Multiple-Element Arrangements Revenue Recognition, to determine whether there was more than one unit of accounting. To the extent that the deliverables were separable into multiple units of accounting, the Company allocated the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value did not exist for delivered elements. The Company then recognized revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria.

Beginning in the year ended December 31, 2011, for such multiple element IP licensing arrangements, the Company follows the guidance in FASB ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements, to determine whether there is more than one unit of accounting.

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

Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue the Company recognizes is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, the Company relies upon actual royalty reports from its customers when available and relies upon estimates in lieu of actual royalty reports when it has a sufficient history of receiving royalties from a specific customer for it to make an estimate based on available information from the licensee such as quantities held, manufactured and other information. These estimates for royalties necessarily involve the application of management judgment. As a result of the Company’s use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped. In cases where royalty reports and other information are not available to allow the Company to estimate royalty revenue, the Company recognizes revenue only when royalty reports are received. The Company also performs compliance audits for its licenses and any additional royalties as a result of the compliance audits are generally recorded as revenue in the period when the compliance audits are settled. In 2011, 2010 and 2009, the Company recognized $6.8 million, $7.1 million and $45,000 royalty revenue as a result of such audit settlements, respectively.

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

The Company determines progress to completion based on input measures using labor-hours incurred by its engineers. The amount of revenue recognized is based on the total contract fees and the percentage of completion achieved. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. The estimates for labor-hours have not been significantly different as compared to actual labor-hours. If there is significant uncertainty about customer acceptance, or the time to complete the development or the deliverables by either party, the Company applies the completed contract method. The contract is considered substantially complete upon customer acceptance. If application of the percentage-of-completion method results in recognizable revenue prior to an invoicing event under a customer contract, the Company recognizes the revenue and records an unbilled receivable assuming collectability is reasonably assured. Amounts invoiced to the Company’s customers in excess of recognizable revenues are recorded as deferred revenue.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC No.  718-10-30, Stock Compensation Initial Measurement,  which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (RSUs), performance share awards and employee stock purchases under our Employee Stock Purchase Plan (ESPP) based on estimated fair values.  Following the provisions of FASB ASC No. 718-50-25, Employee Share Purchase Plans Recognition,  our ESPP is considered a compensatory plan, therefore, we are required to recognize compensation cost for grants made under the ESPP.   The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (BSM) option-pricing model and a single option award approach. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. Management estimates volatility for a given option grant by evaluating the historical volatility of the period immediately preceding the option grant date that is at least equal in length to the option’s expected term. Consideration is also given to unusual events (either historical or projected) or other factors that might suggest that historical volatility will not be a good indicator of future volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time. In accordance with FASB ASC No. 718-10-35, Subsequent Measurement of Stock Compensation, the Company generally recognizes stock-based compensation expense, net of estimated forfeitures, on a ratable basis for all share-based payment awards over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

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

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the derivative gain (loss) is reported in each reporting period in other income (expense) on the Company’s consolidated statements of operations. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

Concentration of Credit Risk

The Company’s customer base for its products is concentrated with a small number of end users and distributors. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable. The Company places its cash equivalents and short-term investments in investment-grade, highly liquid debt instruments and limits the amount of credit exposure to any one issuer.

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

Allowance for Doubtful Accounts

The Company reviews collectability of accounts receivable on an on-going basis and provides an allowance for amounts it estimates may not be collectible. During the Company’s review, it considers its historical experience, the age of the receivable balance, the credit-worthiness of the customer and the reason for the delinquency. Delinquent account balances are written-off after the Company has determined that the likelihood of collection is remote. The table below presents the changes in the allowance for doubtful accounts for the years ended December 31, 2011 and 2010.

	2011	2010	2009
	In thousands
Balance at January 1	$1,620	$1,428	$1,778
Provision for doubtful accounts, net of reversals and recoveries	(115)	301	23
Write offs	(123)	(109)	(373)
Balance at December 31	$1,382	$1,620	$1,428

Inventories

 The Company records inventories at the lower of actual cost, determined on a first-in first-out (FIFO) basis, or market. Actual cost approximates standard cost, adjusted for variances between standard and actual. Standard costs are determined based on the Company’s estimate of material costs, manufacturing yields, costs to assemble, test and package its products and allocable indirect costs. The Company records differences between standard costs and actual costs as variances. These variances are analyzed and are either included on the consolidated balance sheet or the consolidated statements of operations in order to state the inventories at actual costs on a FIFO basis. Standard costs are evaluated quarterly.

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

In 2009, the Company determined that its goodwill was impaired and recognized a total impairment charge of $19.2 million in the 2009 consolidated statement of operations under operating expenses, “Impairment of goodwill,” which reduced goodwill to zero as of December 31, 2009. Also, in 2009, the Company made an impairment evaluation of its intangible and other long-lived assets and determined that its investment in Sunplus IP was impaired and recognized an impairment charge of $28.3 million in the 2009 consolidated statement of operations under operating expenses, “Impairment of intangible assets,” which reduced the investment in Sunplus IP to zero as of December 31, 2009.

In the fourth quarter of 2011 and again subsequent to the Company's year ended December 31, 2011, the Company assessed its advances to a third party for intellectual properties for impairment. The Company concluded that the intangible assets related to these advances were fully impaired as of December 31, 2011, and have written them off. This conclusion was based on its determination that certain of the technologies was no longer aligned with its product roadmap due to a change in strategic focus and therefore, would not be used. The remaining technologies were impaired due to an adverse change in the extent and manner in which the technology was expected to be utilized by a strategic customer, as well as the competitive environment in which the technology was intended for use. In connection with this assessment, the Company recognized an impairment charge of $8.5 million in the 2011 consolidated statement of operations under operating expenses, “Impairment of intangible assets.” There were no goodwill impairment charges recorded in the years ended December 31, 2011 and 2010. There were no intangible asset impairment charges recorded in the year ended December 31, 2010.

The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment whenever events or changes in circumstances indicate that the assets may be impaired. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from two to six years. Amortization expense for intangible assets was $1.6 million, $0.1 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the Company’s acquired intangibles assets, net was $11.9 million and its advances for intellectual properties was $1.8 million.

The Company assigns the following useful lives to its fixed assets — three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years. Depreciation expense was $6.4 million, $7.7 million and $9.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

  Investment in an Unconsolidated Affiliate

In July 2011, the Company purchased a 17.5% equity ownership interest in a privately-held company for $7.5 million in cash. The Company uses the equity method to account for this investment since the privately-held company is a limited liability company and the Company’s ownership interest is greater than 5%. Equity method investment is recorded at original cost and adjusted periodically to recognize (1) the Company’s proportionate share of the privately-held company’s net income or loss after the date of investment, adjusted for any difference between the Company’s investment and underlying equity in net assets of the privately-held company at the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment loss resulting from adjustment to net realizable value. The Company eliminates all intercompany transactions in accounting for the Company’s equity method investment.

The Company assesses the potential impairment of the equity method investment by considering available evidence such as ability to meet expense forecasts, history of operating results, negative or positive earnings and cash flow outlook, and the financial condition and prospects for the privately-held company’s business segment that might indicate a loss in value. The Company did not recognize any impairment loss on investment in an unconsolidated affiliate during the year ended December 31, 2011.

Income Taxes

The Company accounts for income taxes in accordance with the FASB ASC No. 740 (ASC 740), Accounting for Income Taxes. The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in the subsequent period when such a change in estimate occurs.

The Company uses an asset and liability approach for accounting of deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements, but have not been reflected in its taxable income. Estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carry-forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company regularly assesses the likelihood that our deferred income tax assets will be realized from recoverable income taxes or recovered from future taxable income based on the realization criteria set forth in ASC 740. To the extent that the Company believes any amounts are not more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes that deferred income tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes and measures potential liabilities based upon criteria set forth in ASC 740. Based upon these criteria, the Company estimates whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities may result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities is less than the amount ultimately assessed, a further charge to expense would result.

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

At December 31, 2011, the Company had gross deferred income tax assets, related primarily to tax credit carry forwards, net operating loss carry forwards, capitalized research and development costs, stock-based compensation, accruals and reserves that are not currently deductible, inventory valuation, depreciable and amortizable items of $73.4 million, which have been partially offset by a $68.0 million of valuation allowance. At December 31, 2010, the Company had gross deferred income tax assets, related primarily to tax credit carry forwards, stock-based compensation, net operating loss, accruals and reserves that are not currently deductible, depreciable and amortizable items of $50.9 million, which have been partially offset by a $45.1 million of valuation allowance.

Guarantees, Indemnifications and Warranty Liabilities

Certain of the Company’s licensing agreements indemnify its customers for expenses or liabilities resulting from claimed infringements of patent, trademark or copyright by third parties related to the intellectual property content of the Company’s products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances; the maximum amount of potential future indemnification is not limited. To date, the Company has not paid any such claims or been required to defend any lawsuits with respect to a claim.

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

Restructuring Expenses

The Company records provisions for workforce reduction costs and exit costs when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with FASB ASC No. 712-10-25, Nonretirement Postemployment Benefits Recognition. One-time termination benefits and contract settlement and lease costs are recorded in accordance with FASB ASC No. 420-10-25, Exit or Disposal Cost Obligations Recognition. At each reporting date, the Company evaluates its accruals related to workforce reduction charges, contract settlement and lease costs to ensure that these accruals are still appropriate. Restructuring expense accruals related to future lease commitments on exited facilities include estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. Increases or decreases to the accruals for changes in estimates are classified as restructuring expenses in the consolidated statements of operations.

Foreign Currency Translation and Re-measurement

The Company determines the functional currency for its foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. For the Company’s foreign subsidiaries where the local country’s currency is the functional currency, the Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using the average exchange rates during the period. Gains and losses from these translations are credited or charged to foreign currency translation adjustments, included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities denominated in currencies other than the U.S. dollar at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Any adjustments arising from re-measurements are included in other income (expense) in the consolidated statements of operations.  Upon substantial liquidation of a subsidiary, the balance of accumulated foreign currency translation adjustment of such subsidiary which is included in accumulated other comprehensive income in stockholders’ equity is transferred to the statement of operations. During 2010, the Company had substantially completed the liquidation of its wholly-owned German subsidiary. As a result, the Company transferred $1.4 million accumulated foreign currency translation adjustment from accumulated other comprehensive income in the statement of stockholders’ equity to other income in the 2010 consolidated statement of operations.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$(11,643)	$8,182	$(129,109)
Denominator:
Weighted-average outstanding shares used to compute basic net income (loss) per share	80,603	76,957	74,912
Effect of dilutive securities	-	1,320	-
Weighted average oustanding shares used to compute diluted net income (loss) per share	80,603	78,277	74,912

Net income (loss) per share - basic	$(0.14)	$0.11	$(1.72)
Net income (loss) per share - diluted	$(0.14)	$0.10	$(1.72)

As a result of the net loss for the years ended December 31, 2011 and 2009, approximately 5.5 million and 13.4 million common stock equivalents for the years ended December 31, 2011 and 2009, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive. For the year ended December 31, 2010, approximately 7.2 million weighted-average securities were excluded from the calculation of diluted net income per share, respectively, because their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

In September 2011, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment (Accounting Standards Codification (ASC) Topic 350). Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity has also the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

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

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurements (ASC Topic 820). This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. . This guidance will be effective for the Company on January 1, 2012. Other than requiring additional disclosures on the Company’s “Level 3” disclosures, the adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

Adoption of FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605) - Multiple-Deliverable Revenue Arrangements

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (ASC Topic 605)- Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (VSOE) and verifiable objective evidence (VOE) (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This update requires expanded qualitative and quantitative disclosures and became effective for the Company’s first quarter for the year ended December 31, 2011. The Company adopted the provisions under this update beginning in the year ended December 31, 2011. As a result of the adoption of ASU 2009-13, revenue for year ended December 31, 2011 was approximately $536,000 higher than the revenue that would have been recorded under the previous accounting rules.

NOTE 2 — CONSOLIDATED BALANCE SHEET COMPONENTS

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2011 (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
Classified as current assets:
Cash	$12,344	$-	$12,344
Cash equivalents:			-
Money market funds	24,781	-	24,781
Total cash and cash equivalents	$37,125	$-	$37,125

Short-term investments:
Certificate of deposits	$10,114	$-	$10,114
Municipal securities	83,978	179	84,157
Corporate securities	21,975	28	22,003
United States government agencies	8,004	23	8,027
Total short-term investments	124,071	230	124,301
Total cash and cash equivalents and short-term investments	$161,196	$230	$161,426

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2011.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$76,247	$76,402
1-3 years	47,824	47,899
Total	$124,071	$124,301

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2010 (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
Classified as current assets:
Cash	$24,084	$-	$24,084
Cash equivalents:			-
Money market funds	5,407	-	5,407
Municipal securities	451	-	451
Total cash equivalents	5,858	-	5,858
Total cash and cash equivalents	$29,942	$-	$29,942

Short-term investments:
Municipal securities	$79,442	$30	$79,472
Corporate securities	61,401	185	61,586
United States government agencies	19,376	104	19,480
Total short-term investments	160,219	319	160,538
Total cash and cash equivalents and short-term investments	$190,161	$319	$190,480

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2010.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$107,454	$107,632
1-3 years	52,765	52,906
Total	$160,219	$160,538

Components of inventory, prepaid expenses and other current assets and property and equipment consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Inventories:
Raw materials	$5,104	$3,558
Work in process	1,071	1,753
Finished goods	3,887	4,901
	$10,062	$10,212

Prepaid expense and other current assets:
Prepaid software maintenance	$2,625	$2,285
Interest receivable	910	1,292
Income tax receivable	1,012	-
Others	4,554	2,938
	$9,101	$6,515

Property and equipment:
Computers and software	$21,233	$21,387
Equipment	32,932	30,523
Furniture and fixtures	2,727	2,470
	56,892	54,380
Less: accumulated depreciation	(44,120)	(42,976)
Total property and equipment, net	$12,772	$11,404

Other assets:
Investment in an unconsolidated affiliate (Note 4)	$6,520	$-
Advances for intellectual properties	1,848	-
Secured notes with a third party company	215	3,000
Others	786	607
	$9,369	$3,607

As of December 31, 2010, the Company had $3.0 million of secured notes with a third party company. The Company provided an additional $6.3 million in advances to this third party company pursuant to secured notes during the year ended December 31, 2011. The Company converted $8.5 million of secured notes to advances for intellectual properties. The Company made an impairment evaluation and recognized an impairment charge of $8.5 million in 2011 (see Note 1, "Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets"). The third party company made payment of secured notes of approximately $0.6 million in 2011. The remaining secured notes with this third party company as of December 31, 2011 were approximately $215,000.

The components of accrued liabilities and other long-term liabilities were as follows:

	December 31,
	2011	2010
	(In thousands)
Accrued and other current liabilities:
Accrued payroll and related expenses	$8,540	$6,691
Accrued royalties	5,926	4,240
Accrued product rebate	2,389	100
Payable in connection with business acquisition (Note 5)	1,304	-
Accrued restructuring (Note 7)	910	1,849
Accrued payables	5,522	3,395
Others	1,525	1,496
	$26,116	$17,771

Other long-term liabilities:
Non-current liability for uncertain tax positions	$12,480	$11,858
Non-current deferred license revenue	1,242	1,498
Others	1,093	-
	$14,815	$13,356

NOTE 3 — FAIR VALUE MEASUREMENTS

The Company records its financial instruments that are accounted for under FASB ASC No. 320-10-25, Recognition of Investments in Debt and Equity Securities, and derivative contracts under FASB ASC No. 815, Derivatives and Hedging, at fair value. The determination of fair value is based upon the fair value framework established by FASB ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (ASC 820-10-35). ASC 820-10-35 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents and short-term investments, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

The Company’s cash equivalents and short term investments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s Level 1 assets consist of money market fund securities and U.S. government and agency securities. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

The Company’s Level 2 financial assets include certificate of deposits, corporate securities and municipal securities and are valued by using a multi-dimensional relational model, the inputs, when available, are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

The Company’s Level 3 liabilities consist of contingent considerations in connection with business acquisition and are valued using a probability-weighted expected payout model to determine the expected payout to calculate the fair value. The key assumptions in applying the approach are the internal forecasted sales and contributions for the acquired businesses, the probability of achieving the milestone and an appropriate discount rate.

The table below sets forth the Company’s cash equivalents, short-term investments and liabilities as of December 31, 2011, which are measured at fair value on a recurring basis by level within the fair value hierarchy. The assets are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Assets:
Cash equivalents:
Money market funds	$24,781	$-	$-	$24,781

Short-term investments:
Certificate of deposits	$-	$10,114	$-	$10,114
United States government agencies	8,027	-	-	8,027
Municipal securities	-	84,157	-	84,157
Corporate securities	-	22,003	-	22,003
Total short-term investments	$8,027	$116,274	$-	$124,301
Liabilities:
Contingent considerations in connection with a business acquisition (Note 5)	$-	$-	$(1,304)	$(1,304)

The cash equivalents in the above table exclude $12.3 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2011.

The following table presents the changes in the Company’s Level 3 liabilities, which are measured at fair value on a recurring basis, for the year ended December 31, 2011 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	Liabilities
Beginning balance at January 1, 2011	$-
Contingent considerations on business acquisition	(1,481)	(a)
Adjustment in the fair value of contingent considerations (Note 5)	177
Ending balance at December 31, 2011	$(1,304)

(a)	Contingent considerations in connection with a business acquisition estimated $1.5 million as of the date of such business acquisition (see Note 5).

Apart from the adjustment in fair value of the contingent considerations discussed in Note 5, no gains or losses from these liabilities were recognized during the year ended December 31, 2011. During the year ended December 31, 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the year ended December 31, 2011.

The table below sets forth the Company’s cash equivalents and short-term investments as of December 31, 2010, which is measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820-10-35, these are classified based on the lowest level of input that is significant to the fair value measurement.

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

As of December 31, 2010, the Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the year ended December 31, 2010.

NOTE 4 — INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

On July 13, 2011, the Company purchased a 17.5% equity ownership interest in the privately-held company for $7.5 million in cash. The privately-held company develops and designs wireless video and audio semiconductor chips. The Company accounted for this investment under the equity method as the privately-held company is a limited liability company and the Company has more than 5% ownership interest.  Prior to the Company's investment, it had provided a bridge loan of $1.0 million to the privately-held company in April 2011. This loan, including earned interest of $14,000, was converted into equity of the privately-held company upon execution of the Class B Unit Purchase Agreement, and an additional $6.5 million in cash was paid to the privately-held company on July 13, 2011 to fund the equity investment. Concurrently with the equity investment, the Company entered into the following with the privately-held company: (a) call option agreement whereby the Company can acquire the privately-held company at $35.0 million plus earn-out payments on or before April 2012 or until January 2013 subject to certain conditions; (b) sales representative agreement  whereby the privately-held company appointed the Company as sole and exclusive independent representative for the purposes of soliciting orders for and promoting  their product to the Company’s prospects as listed in the agreement; and (c) technology and IP license agreement granting the Company a license to certain technology of the privately-held company upon occurrence of certain events in the future. Fair value of the call option mentioned above was approximately $3.0 million as of December 31, 2011.

Equity method investment is recorded at original cost and adjusted periodically to recognize (1) the Company’s proportionate share of the privately-held company’s net income or loss after the date of investment, adjusted for any difference between the Company’s investment and underlying equity in net assets of the privately-held company at the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment loss resulting from adjustment to net realizable value. The Company eliminates all intercompany transactions in accounting for the Company’s equity method investment. During the year ended December 31, 2011, the Company recorded $1.0 million in “Equity in net loss of an unconsolidated affiliate” on the consolidated statements of operations, representing 17.5% of its proportionate share of the privately-held company’s net loss.

This privately-held company is a variable interest entity (“VIE”) and our 17.5% equity ownership represents a variable interest in the VIE. The Company concluded that it should not consolidate the VIE because it is not the VIE’s primary beneficiary. Significant judgments in this conclusion were based on identification of the activities that most significantly impact the economic performance of the VIE and that the Company is not the party directing such activities. The Company’s risks associated with the involvement with this VIE are limited to the Company’s current and future committed investments in the VIE. At December 31, 2011 the Company’s maximum exposure to the VIE was the remaining balance of its investment in the VIE of $6.5 million. Subsequent to the year end the Company committed to make at least $2.0 million additional investment in the VIE which increased the maximum exposure to the VIE to $8.5 million (see Note 8 below). The ongoing impact of involvement with the VIE on the Company’s financial position, financial performance, and cash flows is based on 17.5% share of the VIE’s net loss up to the amount of the Company’s total investment in the VIE.

The Company assesses the potential impairment of the equity method investment by considering available evidence such as ability to meet expense forecasts, history of operating results, negative or positive earnings and cash flow outlook, and the financial condition and prospects for the privately-held company’s business segment that might indicate a loss in value. The Company did not recognize any impairment loss on investment in an unconsolidated affiliate during the year ended December 31, 2011. There were no additional contributions made and dividends or distributions received in the year ended December 31, 2011.

NOTE 5 — BUSINESS ACQUISITIONS

SiBEAM, Inc.

On May 16, 2011, the Company completed its acquisition of SiBEAM, Inc. (SiBEAM) pursuant to an Agreement and Plan of Merger dated April 13, 2011.  SiBEAM is a privately-held, fabless semiconductor company headquartered in Sunnyvale, California and is a provider of high-speed wireless communication products for uncompressed HD video in consumer electronics and personal computer applications. The acquisition of SiBEAM supports the Company’s mission to be the leader in advanced video connectivity solutions. SiBEAM’s results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning May 16, 2011.  The revenue and net loss of SiBEAM from the period May 16, 2011 through December 31, 2011 was approximately $2.2 million and $7.9 million, respectively. Acquisition costs, which were expensed as incurred, were approximately $920,000 for the year ended December 31, 2011.

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

The preliminary purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the total purchase price is as follows (in thousands):

Estimated Fair Value
Assets acquired:
Cash	$546
Accounts receivable	564
Inventories	1,353
Other current assets	260
Fixed assets and other long-term assets	336
Intangible assets	8,500
Goodwill	18,483
Total assets acquired	30,042
Current liabilities assumed:
Accounts payable	(546)
Accrued liabilities	(3,465)
Line of credit	(523)
Deferred license revenue	(417)
Total current liabilities assumed	(4,951)
Deferred income tax liability, non-current	(122)
Total liabilities assumed	(5,073)
Total purchase price	$24,969

The following table presents details of the intangible assets acquired through the acquisition of SiBEAM (in thousands, except years):
	Asset Life in Years	Fair Value
In-process research and development	indefinite	$4,500
Customer relationship	5	1,000
Trademark	5	3,000
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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not amortized, but is tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and SiBEAM as if the merger occurred on January 1, 2010. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from this acquisition including the amortization charges from acquired intangible assets, the stock-based compensation expense recognized for equity awards granted to SiBEAM employees who joined the Company after the acquisition, acquisition related costs and nonrecurring expense related to the fair value adjustment to acquisition date inventory, as though the acquisition was completed on January 1, 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2010.

The unaudited pro forma financial information for the year ended December 31, 2011 represent (a) the historical results of the Company for the year ended December 31, 2011, (b) the historical results of SiBEAM for the year ended December 31, 2011, and (c) adjustment to the pro forma net loss (i) to exclude $920,000 of acquisition related costs incurred in 2011 and $358,000 of nonrecurring expense related to the fair value adjustment to acquisition date inventory; (ii) to include $300,000 of amortization charges from acquired intangible assets and $636,000 of  stock-based compensation expense recognized for equity awards granted to SiBEAM employees who joined the Company after the acquisition.

The unaudited pro forma financial information for the year ended December 31, 2010 represent (a) the historical results of the Company for the year ended December 31, 2010, (b) the historical results of SiBEAM for the year ended December 31, 2010 and (c) adjustment to the pro forma net loss to include $920,000 of acquisition related costs incurred in 2011, $358,000 of nonrecurring expense related to the fair value adjustment to acquisition date inventory, $800,000 of amortization charges from acquired intangible assets and $1.4 million of  stock-based compensation expense recognized for equity awards granted to SiBEAM employees who joined the Company after the acquisition.

	(unaudited)
	Year Ended December 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
Total revenues	$221,958	$194,038
Net loss	$(18,453)	$(18,121)
Basic and diluted net loss per share	$(0.23)	$(0.23)

The pro forma adjustments did not have significant impact on the pro forma combined provision for income taxes for the years ended December 31, 2011 and 2010 due to net loss positions and/or valuation allowances on deferred income tax assets in those periods.

Anchor Bay Technology

On February 2, 2011, the Company purchased the net assets Anchor Bay Technology (ABT), a San Jose, California based company involved in developing certain technology that is consistent with the Company’s long-term business strategy, for a total consideration of approximately $3.6 million in cash, subject to certain contingent milestone and earn-out payments as further described below. ABT designs and manufactures video processing semiconductor and system-level solutions. ABT offers advanced video processing chips for de-interlacing and format conversion applications, and video scaling chips for Blu-Ray players, HD set-top box, and AV receiver applications. Acquisition costs, which were expensed as incurred, were approximately $90,000 for the year ended December 31, 2011.

 The total fair value of the purchase consideration for this acquisition consists of the following (in thousands):

Estimated Fair Value
Cash consideration	$1,916
Contingent payments:
First milestone	529
Second milestone	525
Earn-out payments	427
Settlement of pre-existing arrangements	249
Total purchase price	$3,646

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

The Company re-evaluated the fair value of the earn-out payments from the date of acquisition to December 31, 2011 and determined that the revised fair value was approximately $250,000, $177,000 lower than the acquisition date fair value of $427,000. The Company recognized the $177,000 reduction in the fair value of the earn-out consideration as an operating item during the year ended December 31, 2011. The Company also re-evaluated the fair values of the milestone considerations discussed above as of December 31, 2011 and no changes to fair value of such contingent considerations were identified.

Prior to this acquisition, the Company entered into a IP License Agreement with ABT in 2010 for the use of certain of its intellectual property in exchange for a payment of $249,000, which was included in “Other Assets” in the Company’s consolidated balance sheet as of December 31, 2010. The Company’s acquisition of ABT in February 2011 resulted in the acquisition of the IP licensed in this IP License Agreement and the effective settlement of that agreement. There was no gain or loss on such effective settlement.  As a result, the payment made to ABT in connection with this IP License Agreement was considered part of the acquisition-date fair value of the total consideration transferred.

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

The accompanying consolidated financial statements for the year ended December 31, 2011 include the operations of the aforementioned acquisition, commencing on February 2, 2011, the acquisition date. No supplemental pro-forma information is presented for this acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

The following table presents details of the intangible assets acquired through the acquisition of ABT (in thousands, except years):

	Estimated Fair	Estimated Useful
	Value	Life (in Years)
Intellectual property	$1,600	6
Core technology	1,600	3
Trade name	600	indefinite
Customer relationship	500	2
System technology	400	3
In-process research and development	300	indefinite
Total	$5,000

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

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below summarizes the Company's goodwill activities during the year ended December 31, 2011 (in thousands):

Carrying value at January 1, 2011	$-
Goodwill, Sibeam acquisition	18,483
Goodwill, ABT acquisition	163
Carrying value at December 31, 2011	$18,646

In 2009, the Company determined that its goodwill was impaired and recognized a total impairment charge of $19.2 million in the 2009 consolidated statement of operations under operating expenses, “Impairment of goodwill,” which reduced goodwill to zero as of December 31, 2009. There were no impairments to goodwill during the year ended December 31, 2011 and 2010.

Purchased Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2011 as a result of acquisitions completed during the year ended December 31, 2011 (in thousands):

		Gross Carrying Amount			Accumulated Amortization			Net
	Useful Life	Dec 31,		Dec 31,	Dec 31,		Dec 31,	Dec 31,
	(years)	2010	Addition	2011	2010	Addition	2011	2011
Intangible assets with finite lives
Intellectual Property	6	$-	$1,600	$1,600	$-	$(245)	$(245)	$1,355
Core Technology	3	-	1,600	1,600	-	(489)	(489)	1,111
Trademark	5	-	3,000	3,000	-	(375)	(375)	2,625
System Technology	3	-	400	400	-	(122)	(122)	278
Customer Relationship	2-5	-	1,500	1,500	-	(354)	(354)	1,146
Total intangible assets with finite lives		-	8,100	8,100	-	(1,585)	(1,585)	6,515

Intangible assets with indefinite lives				-	-
Trade Name	indefinite	-	600	600	-	-	-	600
In-process R&D	indefinite	-	4,800	4,800	-	-	-	4,800
Total intangible assets with indefinite lives		-	5,400	5,400	-	-	-	5,400
Total purchased intangible assets		$-	$13,500	$13,500	$-	$(1,585)	$(1,585)	$11,915

The Company recorded $13.5 million of purchased intangible assets as a result of the acquisitions completed during the year ended December 31, 2011. For further discussion, see Note 5.

Amortization of purchased intangible assets which was presented as “Amortization of intangible assets” in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 was $1.6 million, $149,000 and $4.5 million, respectively.

In 2009, the Company made an impairment evaluation of its intangible and other long-lived assets and determined that its investment in Sunplus IP was impaired and recognized an impairment charge of $28.3 million in the 2009 consolidated statement of operations under operating expenses, “Impairment of intangible assets,” which reduced the investment in Sunplus IP to zero as of December 31, 2009.

There were no impairment charges with respect to the purchased intangible assets arising from business acquisitions during the year ended December 31, 2011 and 2010.

The intangible asset related to the in-process research and development will be amortized over the estimated useful life of the technology upon completion of its development.  After initial recognition, acquired in-process research and development assets are accounted for as indefinite-lived intangible assets until the completion of the related development. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired in-process research and development assets are considered amortizable finite-lived assets. If the in-process research and development project is abandoned, the Company records an impairment charge in the period it is abandoned.  As of December 31, 2011, the related in-process research development projects were not yet completed.

The estimated future amortization expense of purchased intangible assets with finite lives for future periods is as follows (in thousands):

Year ending December 31,	Amount
2012	$1,983
2013	1,754
2014	1,122
2015	1,067
Thereafter	589
Total	$6,515

NOTE 7 — RESTRUCTURING CHARGES

For the years ended December 31, 2011, 2010 and 2009, the Company recorded restructuring expense of approximately $2.3 million, $3.3 million and $22.9 million, respectively. The restructuring expense recorded for the year ended December 31, 2011 consisted of severance and benefits of terminated employees and cost relating to operating lease commitments on exited facilities associated with SiBEAM acquisition as well as cost relating to operating lease commitments from prior exited facilities.

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

The table below presents the restructuring activities for the years ended December 31, 2011, 2010 and 2009  (in thousands):

	Employee Severance and Benefits	Operating Lease and Other Agreements Cancellation	Fixed Assets and Other Assets Impaired	Others	Total
Accrued restructuring balance as of January 1, 2009	$3,252	$200	$-	$-	$3,452
Additional accruals/adjustments	21,632	225	649	401	22,907
Cash payments	(6,950)	(164)	-	-	(7,114)
Noncash charges and adjustments	-	-	(649)	(401)	(1,050)
Foreign currency changes	(882)	-	-	-	(882)
Accrued restructuring balance as of December 31, 2009	17,052	261	-	-	17,313
Additional accruals/adjustments	126	2,831	302	-	3,259
Cash payments	(16,138)	(1,243)	-	-	(17,381)
Noncash charges and adjustments	-	-	(302)	-	(302)
Foreign currency changes	(1,040)	-	-	-	(1,040)
Accrued restructuring balance as of December 31, 2010	-	1,849	-	-	1,849
Additional accruals/adjustments	1,638	631	-	-	2,269
Cash payments	(852)	(2,390)	-	-	(3,242)
Foreign currency changes	-	34	-	-	34
Accrued restructuring balance as of December 31, 2011	$786	$124	$-	$-	$910

The $0.9 million outstanding restructuring liability as of December 31, 2011 consists primarily of costs associated with the termination of certain operating lease agreements for exited facilities, which will be fully paid by September 2012 and employee severance benefits, which will be fully paid by the second quarter of 2012.

NOTE 8 —LEASE AND OTHER CONTRACTUAL OBLIGATIONS

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

As a result of the Company’s acquisition of SiBEAM, Inc., the Company assumed a non-cancelable operating lease for 26,760 square feet at another location in Sunnyvale, California. The term of the lease agreement extends through September 2012 and provides for base monthly rental payments of approximately $32,000 is required.

The Company also leases office spaces in China, Japan, Korea, India and Taiwan.

The Company’s future operating lease commitments at December 31, 2011 were as follows (in thousands):

Year ending December 31,	Operating Lease Obligations
2012	$2,498
2013	1,860
2014	1,541
2015	1,535
2016	1,661
Thereafter	2,707
Total	$11,802

Other Contractual Obligations

In July 2011, the Company entered into a call option agreement with a privately-held company whereby the Company has the option to acquire the privately-held company until January 5, 2013 at an agreed upon purchase price on certain terms and conditions. The Company is obligated either (i) to purchase $2.0 million of the privately-held company’s secured convertible promissory notes (the “Notes”) or (ii) to acquire the privately-held company at $35.0 million plus earn-out payments by April 15, 2012. If this call option is not exercised by July 31, 2012, the Company is obligated to purchase additional $0.8 million of the privately-held company’s Notes. Fair value of the call option mentioned above was approximately $3.0 million as of December 31, 2011.

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

NOTE 9 — LEGAL PROCEEDINGS

 On December 7, 2001, the Company and certain of its officers and directors were named as defendants along with the Company’s underwriters in a securities class action lawsuit, captioned “Gonzalez v. Silicon Image, Inc.”  The lawsuit alleges that the defendants participated in a scheme to inflate the price of the Company’s stock in the Company’s initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering.  The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the Court.  In February 2003, the District Court issued an order denying a motion to dismiss by all defendants on common issues of law.  In July 2003, the Company, along with over 300 other issuers named as defendants, agreed to a settlement of this litigation with plaintiffs.  While the parties’ request for court approval of the settlement was pending, in December 2006 the United States Court of Appeals for the Second Circuit reversed the District Court’s determination that six focus cases could be certified as a class action.  In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class.  At a June 26, 2007 status conference, the Court terminated the proposed settlement as stipulated among the parties.  Plaintiffs filed an amended complaint on August 14, 2007.  On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases.  The class certification motion is not expected to be resolved until after April, 2008.  On November 13, 2007, defendants in the six focus cases filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. On June 10, 2009 the District Court granted preliminary approval of the proposed settlement agreement.  After September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009,  Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit from the district court’s October 5, 2009 order approving the settlement.  All but two of the objectors withdrew their appeals, and Plaintiff moved to dismiss the remaining appeals, one for violation of the Second Circuit’s rules and one for lack of standing.  On May 17, 2011, the Second Circuit granted the motion to dismiss one objector’s appeal for violations of the Court’s rules and remanded the other appeal to the District Court to determine whether objector Hayes was a class member.  On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member.  On September 30, 2011, objector Hayes filed a notice of appeal from the District Court’s decision.  On January 9, 2012, objector Hayes dismissed his appeal with prejudice.  No other appeals are pending, the order approving the settlement is final, and the matter is now concluded.

On July 31, 2007, the Company received a demand letter dated July 31, 2007, demanding on behalf of alleged shareholder Vanessa Simmonds that the Company’s board of directors prosecute a claim against the underwriters of the Company’s initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offerings, captioned “Vanessa Simmonds v. Credit Suisse Group, et al.” The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in the lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals.  Oral argument was heard in the Ninth Circuit on October 5, 2010, and the Court issued its written opinion on December 2, 2010.  The Ninth Circuit affirmed the District Court’s decision that the demand letters submitted to the other 24 issues (including the Company) were sufficiently similar as also to require dismissal with prejudice.  The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on the statute of limitations grounds.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the courts’ mandate pending those parties’ respective petitions for writ of certiorari to the United States Supreme Court.  On April 5 and 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the Supreme Court.  On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied the petition of the plaintiff.  Oral argument was heard in the Supreme Court on November 29, 2011.

On June 9, 2010, the Company was named in a lawsuit, captioned as “Red.com, Inc. dba Red Digital Camera v. Silicon Image, Inc.,” and filed in the Superior Court of California, Orange County by the Plaintiff, Red.com.  The Plaintiff alleges breach of contract, fraud and negligent misrepresentation.    On or about February 9, 2011, Company received a proposed draft settlement agreement from Red.com. Subsequently, on March 3, 2011, parties entered into a settlement agreement, which was substantially different from the terms of Red.com’s proposed settlement agreement. The settlement did not result in any payment by the Company and accordingly, did not have any adverse impact on the Company’s financial position, results of operations or cash flows.

In the fourth quarter 2011, the Company was notified that a customer’s product incorporating one of the Company’s chipsets did not pass compliance testing in connection with certain technology implemented in the Company’s product.  The Company is in discussions regarding this matter with the customer and the entity responsible for the licensing and administration (including compliance testing) of the technology at issue.  As no claim has been made against the Company, it is premature to form a conclusion as to the potential outcome of such a claim, if made, or its impact on the Company.

In addition, the Company has been named as a defendant in a number of judicial and administrative proceedings incidental to its business and may be named again from time to time.  Moreover, from time to time, the Company receive notices from licensees of its technology and adopters of the standards for which the Company serve as agent disputing the payment of royalties and sometimes requesting a refund of royalties allegedly overpaid.

The Company intends to defend the above matters vigorously and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 10 — STOCKHOLDERS’ EQUITY

1999 Equity Incentive Plan (the “1999 Plan”)

In October 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”) which provides for the granting of incentive stock options (ISOs) and non-qualified stock options (NSOs) to employees, directors and consultants. In accordance with the 1999 Plan, the stated exercise price shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant for ISOs and NSOs. The number of shares reserved for issuance under the 1999 Plan increased automatically on January 1 of each year by an amount equal to 5% of the Company’s total outstanding common shares as of the immediately preceding December 31. The plan expired in October 2009.

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

Options granted under the above mentioned stock option plans are exercisable over periods not to exceed ten years and vest over periods ranging from one to five years and generally vest annually as to 25% of the shares subject to the options, although stock option grants to members of the Company’s Board of Directors vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved. Effective in May 2008, the board of directors determined that no further options would be granted under the 1999 Plan, and all outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

2008 Equity Incentive Plan (the “2008 Plan”)

In April 2008, the board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”), and in May 2008, the 2008 Plan was approved by the stockholders, as a replacement for the 1999 Stock Option Plan (the “1999 Plan”).  The 2008 Plan provides for the grant of non-qualified and incentive stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock unit awards and performance stock awards to employees, directors and consultants, under the direction of the compensation committee of the board of directors or those persons to whom administration of the 2008 Plan, or part of the 2008 Plan, has been delegated or permitted by law. The exercise price for incentive stock options and stock appreciation rights is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than seven years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service. Under this stock plan, as of the approval date, the original maximum number of shares authorized for issuance was 4.0 million. During the Company’s 2010 Annual Meeting of Stockholders held on May 19, 2010, the Company’s stockholders approved an increase of 9 million shares to the number of shares that can be issued under the 2008 Plan and also approved an increase of up to 2 million additional shares that the Company could only use for the stockholder-approved Stock Option Exchange Program (the “Exchange Program”). The Company completed the Exchange Program in September 2010 and 1.7 million of the 2 million maximum issuable shares for the Exchange Program were used.  As of December 31, 2011, the 2008 Plan had 4.5 million shares available for issuance. Please see related discussion below about the Exchange Program.

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

Expected Dividend — The expected dividend is based on the Company’s history and expected dividend payouts. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31
	2011	2010	2009
Employee Stock Options Plans:
Expected life in years	4	4.2	4.7
Expected volatility	69.8%	64.4%	64.4%
Risk-free interest rate	1.4%	1.8%	2.3%
Expected dividends	none	none	none
Weighted average grant date fair value	$3.55	$1.67	$1.38

Employee Stock Purchase Plan:
Expected life in years	0.50	0.50	0.50
Expected volatility	71.3%	60.2%	85.6%
Risk-free interest rate	0.1%	0.2%	0.8%
Expected dividends	none	none	none
Weighted average grant date fair value	$2.28	$0.96	$1.03

Stock-based compensation expense

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales	$670	$558	$986
Research and development	3,774	2,631	6,252
Selling, general and administrative	5,076	4,152	10,863
Total stock-based compensation	$9,520	$7,341	$18,101

At December 31, 2011, the total stock-based compensation expense related to unvested stock options granted to employees under the stock option plans, but not yet recognized was approximately $4.8 million, after estimated forfeitures. This cost will generally be recognized on a ratable basis over an estimated weighted-average period of approximately 2.73 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

As of December 31, 2011, the Company had $7.7 million of total unrecognized compensation expense related to RSUs, after estimated forfeitures. The unamortized compensation expense will generally be recognized on a ratable basis over the weighted average estimated remaining life of 2.15 years and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

At December 31, 2011, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $341,000. This expense will be recognized on a straight-line basis over a weighted-average period of approximately 1.5 months.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded $2.1 million, $0.8 million and $0.1 million of excess tax benefits from equity-based compensation plans, respectively, as a financing cash inflow.

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

In accordance with the terms and conditions of the Exchange Program, on September 1, 2010 (the “Grant Date”),  the Company accepted outstanding options to purchase an aggregate of 3,988,947 shares of the Company’s common stock and issued, in exchange, an aggregate of 1,130,623 new RSUs. Of the 1,130,623 new RSUs, 1,039,393 vested on the first anniversary of the Grant Date on September 1, 2011 and 91,230 will vest on the second anniversary of the Grant Date. Each RSU granted in the Exchange Program represents the right to receive one share of the Company’s common stock upon vesting of the RSU. The new RSUs were issued from the Company’s 2008 Equity Incentive Plan. In accordance with the guidelines of the 2008 Plan, each RSU award granted from the 2008 Plan will reduce the number of shares available for issuance by 1.5 shares. As such, the equivalent shares of the 1,130,623 new RSUs issued under the Exchange Program that was taken out from the shares available for issuance were 1,695,934. Please see the rollforward schedule of shares available for issuance under the 2008 Plan below. Pursuant to the provisions of the Exchange Program, the stock options cancelled under the program were not returned to the respective equity plans.

For the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation expense of $1.3 million and $178,000, respectively, related to the Exchange Program.

Stock Options and Awards Activity

The following table summarizes the Company’s options outstanding with respect to its Stock Option Plans,  excluding restricted stock units (RSU’s) (in thousands except per share data):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Terms in Years	Value

At January 1, 2009	13,849	$8.65	-	$-
Granted	186	2.55	-	-
Canceled	(4,096)	9.21	-	-
Exercised	(295)	1.36	-	-
At December 31, 2009	9,644	8.51	-	-
Granted	1,906	3.29	-	-
Forfeitures and cancellations	(1,815)	8.26	-	-
Options cancelled in the Exchange Program	(3,989)	10.73	-	-
Exercised	(781)	3.86	-	-
At December 31, 2010	4,965	5.54	-	-
Granted	2,041	6.71	-	-
Forfeitures and cancellations	(325)	6.67	-	-
Exercised	(744)	4.19	-	-
At December 31, 2011	5,937	$6.05	5.29	$3,293
Vested and expected to vest at December 31, 2011	5,218	$6.16	5.13	$2,814
Exercisable at December 31, 2011	2,616	$7.17	3.72	$945

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2011. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the year ended December 31, 2011 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $2.0 million and $0.3 million, respectively.  The total grant date fair value of the options which vested during the years ended December 31, 2011, 2010 and 2009 was $1.4 million, $4.9 million and $12.6 million, respectively.

Information with respect to options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Ranges of Exercise Prices	Shares	Price	Contractual Life	Shares	Price
	(In thousands)		(In Years)	(In thousands)

$1.80 - $ 2.63	169	$2.19	2.42	132	$2.11
$2.79 - $ 2.79	992	$2.79	8.00	85	$2.79
$3.16 - $ 3.84	729	$3.59	5.42	263	$3.59
$3.86 - $ 4.84	601	$4.45	4.52	480	$4.41
$5.00 - $ 6.14	753	$5.92	5.55	317	$5.66
$6.19 - $ 6.93	430	$6.56	2.99	349	$6.61
$6.95 - $ 6.95	1,139	$6.95	6.05	-	$-
$8.02 - $ 10.88	615	$9.16	3.63	495	$9.25
$11.14 - $ 13.74	429	$12.67	3.71	415	$12.70
$15.48 - $ 15.48	80	$15.48	3.01	80	$15.48
	5,937	$6.05	5.29	2,616	$7.17

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

A summary of the RSUs outstanding as of December 31, 2011 was as follows: (in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2009	3,712	$4.51
Granted	1,879	2.55
Vested	(261)	4.39
Forfeitures and cancellations	(2,611)	4.22
Outstanding at December 31, 2009	2,719	$3.45
Granted	763	3.36
Granted in the Exchange Program	1,131	3.82
Vested	(1,201)	3.74
Forfeitures and cancellations	(693)	3.28
Outstanding at December 31, 2010	2,719	$3.49
Granted	2,148	6.83
Vested	(1,561)	3.62
Forfeitures and cancellations	(323)	5.70
Outstanding at December 31, 2011	2,983	$5.59

   The total grant date fair value of the RSUs that vested during the years ended December 31, 2011, 2010 and 2009 was $5.6 million, $4.5 million and $1.1 million, respectively. Of the 2,983,129 RSUs outstanding as of December 31, 2011, approximately 2,395,255 units are expected to vest after considering the applicable forfeiture rate.

During the years ended December 31, 2011, 2010 and 2009, the Company repurchased 538,268, 443,829 and 93,882 shares of stock, respectively, for an aggregate value of $3.3 million, $1.2 million and $0.3 million, respectively, from employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy such employees’ minimum statutory tax withholding requirement. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

The table summarizes the securities available for future issuance with respect to the Company’s 2008 Equity Incentive Plan (in thousands):

2008 Plan
Available at January 1, 2009	3,540
Authorized	-
Granted	(3,004)
Canceled	600
Available at December 31, 2009	1,136
Authorized	9,000
Authorized for the Exchange Progam	1,696
Granted	(2,050)
Granted in the Exchange Program	(1,696)
Canceled	963
Available at December 31, 2010	9,049
Authorized	-
Granted	(5,263)
Canceled	741
Available at December 31, 2011	4,527

The 9 million authorized shares in 2010 were approved by the stockholders during the Company’s 2010 Annual Meeting of Stockholders (the “2010 Annual Meeting”) held on May 19, 2010.  In the 2010 Annual Meeting, the stockholders also approved the 1.7 million shares reserved for the Exchange Program, which the Company completed in August 2010.

The Company’s 1999 Plan expired in October 2009; hence, no securities under this plan are available for future issuance. During May 2008, in connection with the Stockholders' approval of the 2008 Equity Incentive Plan, the Company committed to the stockholders that the Company will no longer issue any securities from the non-stockholder approved plans from acquisitions, such as the CMD, SCL and TWN Plans, hence, no securities are available for future issuance under these plans.

Employee Stock Purchase Plan

In October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates every six months. Shares are purchased using employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the first day of each offering period or the date of purchase. In June 2007, the Company’s Board of Directors approved amendments to the Purchase Plan primarily to extend coverage of the plan to eligible employees of its participating subsidiaries including the adoption of a Sub-Plan for employees in the United Kingdom. Additionally, the offering periods were amended to begin on February 16 and August 16 of each year from February 1 and August 1 previously. On December 13, 2006, the Company’s Board of Directors approved amendments to the Purchase Plan, which included the following changes: (i) provide that participants may effect only one decrease and no increases in payroll contribution percentages during an offering period, (ii) provide that if the Registrant is dissolved or liquidated, the Compensation Committee of the Board has discretion to either designate a new date on which to conduct a purchase prior to such time or terminate all offerings and refund contributions to participants without conducting a purchase, (iii) provide that in the event of certain specified change in control transactions, the Compensation Committee of the Board will designate a final purchase date for all offerings in lieu of keeping the ESPP in place after the closing of such a transaction and (iv) provide that the purchase date of an offering period is delayed if the Purchase Plan must be submitted for stockholder approval with respect to shares that are to be made available for purchase in that offering period, provided that if as a result a purchase date would occur more than twenty-seven months after commencement of the offering period to which it relates, then such offering period will terminate without the purchase of shares and participants in such offering period will be refunded their contributions. In May 2008, the Purchase Plan was amended by the Company’s stockholders to extend the term of the Purchase Plan to August 15, 2018.  The Company’s stockholders approved an increase of 3 million shares to the number of shares that can be issued under the Purchase Plan during the Company’s 2011 Annual Meeting of Stockholders held on May 18, 2011.

 In 2011, 2010 and 2009, 811,413, 1,233,976 and 887,045 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $3.80, $2.11 and $2.71 per share, respectively. As at December 31, 2011, a total of approximately 0.3 million shares were reserved for future issuance. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of the Company’s total outstanding common shares as of the immediately preceding December 31.

 NOTE 11 — DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with the provisions of FASB ASC No. 815-20-25, Derivatives and Hedging – Hedging Recognition. The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company’s derivatives are designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain  or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in other income (expense) on the Company’s consolidated statements of operations.

Silicon Image is a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company has operations in the United States, Europe and Asia, however, a majority of its revenue, costs of revenue, expense and capital purchasing activities are being transacted in U.S. Dollars. As a corporation with international as well as domestic operations, the Company is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Periodically, the Company uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. The Company does not enter into derivatives for speculative or trading purposes. The Company uses derivative instruments primarily to manage exposures to foreign currency fluctuations on forecasted cash flows and balances primarily denominated in Chinese Yuan. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. These derivatives are designated as cash flow hedges and have maturities of less than one year.

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

The amount of net gain recognized in other comprehensive income (OCI) on effective cash flow hedges as of December 31, 2011 and 2010 was insignificant. The amount of gain or loss reclassified from accumulated OCI to operating expenses for the years ended December 31, 2011 and 2010, and the amount of gain or loss recognized in income on ineffective cash flow hedges for the years ended December 31, 2011 and 2010 were insignificant.

 As of December 31, 2011 and 2010, the outstanding foreign currency forward contracts had a total notional value of approximately $3.6 million and $2.9 million, respectively.

NOTE 12 — INCOME TAXES

 Income (loss) before income taxes and the income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affilate:
U.S.	$(1,956)	$1,574	$(76,325)
Non U.S.	(110)	10,217	(37,987)
Total income (loss) before provision for income taxes and equity in net loss of an unconsolidated affilate	$(2,066)	$11,791	$(114,312)

	Year Ended December 31,
	2011	2010	2009
Provision for taxes
Current:
Federal	$(498)	$(615)	$(21,138)
State	(25)	35	184
Foreign	6,561	6,572	3,555
Total current provision (benefit)	6,038	5,992	(17,399)

Deferred:
Federal	196	(2,914)	21,696
State	3	3	8,467
Foreign	221	(236)	1,977
Total deferred provision (benefit)	$420	$(3,147)	$32,140
Charge in lieu of taxes attributable to employee stock-based plans	2,125	764	56
Income tax provision	$8,583	$3,609	$14,797

The charge in lieu of taxes represents the tax provision from deductions for employee stock transactions, net of related amounts reported for financial reporting purposes that are recorded as a direct increase to additional paid-in capital instead of a decrease to the income tax provision.

The Company’s effective tax rate differs from the federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax provision (benefit) at federal statutory rate	$(723)	$4,127	$(40,040)
Foreign income and withholding taxes	8,887	6,269	3,975
Stock-based compensation expense	939	3,216	7,553
State income taxes	(1,077)	184	(162)
Non-deductible expenses	183	43	41
Tax credits	(6,767)	(5,035)	(3,185)
Impact of valuation allowance	8,217	(4,598)	43,033
Federal exempt interest income	(345)	(530)	(941)
Tax (benefit) on loss of an unconsolidated affiliate	(347)	-	-
Foreign unbenefited losses	-	-	5,251
Non-deductible goodwill write-off	-	-	3,828
Worthless stock deduction	-	-	(5,579)
Other	(384)	(67)	1,023
Income tax provision	$8,583	$3,609	$14,797

The Company has provided approximately $8.9 million of income tax expense primarily due to foreign withholding taxes and foreign income inclusions.  In addition, the Company provided approximately $8.2 million for an increase to the valuation allowance to offset deferred tax assets which are not more likely than not to be realized and approximately $1.0 million for stock based compensation.   The primary benefit provided was for approximately $6.8 million related to the use of foreign tax credits and R&D tax credits.

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2011	2010
Net operating loss carryforwards	$14,664	$7,845
Tax credits	33,072	26,102
Stock-based compensation expense	4,476	11,283
Accruals and other reserves	3,768	2,022
Inventory valuation	1,893	1,588
Depreciable and amortizable items	1,023	767
Capitalized research and development	12,577	58
Other items not currently deductible	1,893	1,192
Total deferred tax assets	$73,366	$50,857
Less: valuation allowance	(67,952)	(45,054)
Net deferred tax assets	$5,414	$5,803

Reported as:
Deferred income taxes, current	708	1,008
Deferred income taxes, non-current	4,706	4,795
Net deferred taxes	$5,414	$5,803

The Company has recorded $67.9 million valuation allowance (including $48.5 million for federal deferred tax assets and $19.4 million for state and foreign deferred tax assets) as a result of uncertainties related to the realization of its net deferred tax assets at December 31, 2011. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years and the difficulty of forecasting sufficient future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

As of December 31, 2011, the Company had a state net operating loss carryforwards of approximately $41.3 million, which will start to expire in 2023 if not utilized.

As of December 31, 2011, the Company had research credit carryforwards for federal purposes of approximately $10.4 million that will carryforward until 2025 when these credits begin to expire. As of December 31, 2011, the Company had research credit carryforwards for state purposes of approximately $20.9 million that will carry forward indefinitely. In addition, as of December 31, 2011, the Company had approximately $6.1 million of foreign tax credit carry forwards for federal purposes that will begin to expire in 2020 if not utilized. In the event the Company was to experience a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state and foreign rules, the Company’s ability to utilize the losses and credit carryforwards may be limited.

As of December 31, 2011, 2010 and 2009, the Company had gross tax effected unrecognized tax benefits of $26.6 million, $23.8 million and $20.3 million, of which $9.6 million, $8.5 million and $5.0 million, respectively,  if recognized, would affect the effective tax rate. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance as of January 1	$23,771	$20,270	$18,374
Tax positions related to the current period:
Gross increase	3,530	3,174	2,841
Gross decrease	-	-	-
Tax positions related to the prior period:
Gross increase	-	647	142
Gross decrease	-	-	-
Settlements	(708)	(320)	(1,087)
Lapse of statute of limitations	(38)	-	-
Balance as of December 31	$26,555	$23,771	$20,270

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. During the years ended December 31, 2011 and 2010, the Company accrued approximately $209,000 and $155,000, respectively of additional interest related to unrecognized tax benefits. The Company conducts business globally and, as a result, it and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company remains subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. The Company also remains subject to examination in most foreign jurisdictions for all years since 2006 or the year it began operations in those countries if later. The Company is currently under examination in the state of California for the 2006 and 2007 tax years.

NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one reportable operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content.  FASB ASC No. 280-10-50, “Disclosures on Segment Reporting,” establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC No. 280-10-50 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance. The Company had only one operating segment in each of the years ended December 31, 2011, 2010 and 2009 and it operates in only one reportable operating segment, semiconductor and IP solutions for high-definition content.

Revenue

     Revenue by geographic area based on bill to location was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$71,390	$40,405	$31,008
Taiwan	57,854	43,042	38,036
Japan	43,463	57,217	40,842
China	17,653	15,229	12,718
Korea	15,028	18,515	4,788
Europe	13,746	15,516	18,189
Other	1,875	1,423	5,008
Total revenue	$221,009	$191,347	$150,589

     Revenue by geographic area based on customers’ headquarters location was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Korea	$66,800	$40,892	$18,423
Taiwan	57,854	42,157	33,615
Japan	44,156	65,361	48,172
United States	19,226	15,810	19,675
China	17,553	14,533	12,902
Europe	13,555	11,225	15,012
Other	1,865	1,369	2,790
Total revenue	$221,009	$191,347	$150,589

Reclassifications

Beginning with the three months ended March 31, 2011, the Company has reclassified its product revenue under the following three market categories: 1) Mobile; 2) Consumer Electronics (CE); and 3) Personal Computers (PC). Previously, the Company reported its product revenue under the following three market categories: 1) CE, 2) PC and 3) Storage. As a result of this change, the Company’s mobile category now incorporates all mobile-related activities, including both HDMI and MHL.  The Company’s CE product category now consists of the DTV and Home Theater markets.   PC consists of all PC, Storage and related activities.

As a result of the change in the reported market categories, the revenue reported for the years ended December 31, 2010 and 2009 under the previous primary market categorization was reclassified to conform to the revenue presentation for the year ended December 31, 2011. This reclassification did not impact the Company's previously reported net revenues, operating income, net income, or earnings per share.

The Company’s revenue by its primary markets was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Mobile	$65,789	$10,525	$2,683
Consumer Electronics	87,922	118,192	97,502
Personal Computers	20,523	24,124	22,483
Total product revenue	174,234	152,841	122,668
Licensing	46,775	38,506	27,921
Total revenue	$221,009	$191,347	$150,589

                    The Company’s revenue by customers was as follows (in percentage):
	Year Ended December 31,
	2011	2010	2009
Customer A	23.4%	17.0%
Customer B	13.8%
Customer C	10.2%		10.3%
Customer D		11.3%
Customer E		11.0%	11.9%

At December 31, 2011, two customers represented 17.7% and 11.9% of net accounts receivable.  At December 31, 2010, two customers represented 25.7% and 17.2% of net accounts receivable.  At December 31, 2009, one customer represented 10.0% of net accounts receivable.   The Company’s top five customers, including distributors, generated 61.4%, 58.3% and 44.2% of the Company’s revenue in 2011, 2010 and 2009, respectively.

Property and Equipment

The table below presents the net book value of the property and equipment by their physical location (in thousands):

	December 31,
	2011	2010
United States	$7,114	$5,634
China	3,184	2,877
Taiwan	1,912	2,030
Others	562	863
Net book value	$12,772	$11,404

NOTE 14 — SUBSEQUENT EVENTS

In November 2011, the Company entered into an agreement with a third party R&D engineering services company in India with which the Company had contracted since 2009 whereby, the Company agreed to hire 75 engineers in India working for such consultant for a hiring fee of $3.0 million. Out of this total hiring fee, $1.0 million was paid as an advance in December 2011 upon the fulfillment of certain conditions of the agreement, which amount is reflected in “Prepaid and other current assets” in the consolidated balance sheets, and $2.0 million was paid in January 2012 upon closing. The deal closed in January 2012 at which time the 75 engineers became employees of the Company. The $3.0 million total payment will be amortized over six month period starting the deal closing date as over that period the consultant has an obligation to replace or refund for any of the hired 75 engineers that leave the Company.

In February 2012, the Company entered into a Series D Preferred Share Purchase Agreement (the “Agreement”) with a company, which designs and develops wireless semiconductor chips.  Pursuant to the terms of the Agreement, the Company purchased 2,528,591 preferred D shares of the company for $1.384 per share (approximately $3.5 million).  The Company paid $3.5 million in February 2012. Concurrently, the Company also entered into a technology license agreement with the company for $2.0 million. This payment will be made over a period of approximately 18 months.

NOTE 15 — UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2011. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
	(in thousands, except per share amounts)
2011
Total Revenues	$48,999	$53,553	$59,724	$58,733
Gross Profit	$28,727	$31,186	$34,508	$35,759
Net Income (Loss)	$(820)	$(1,286)	$680	$(10,217)
Net Income (Loss) Per Share:
Basic	$(0.01)	$(0.02)	$0.01	$(0.12)
Diluted	$(0.01)	$(0.02)	$0.01	$(0.12)

2010
Total Revenues	$34,309	$44,550	$60,504	$51,984
Gross Profit	$19,464	$25,048	$37,850	$31,236
Net Income (Loss)	$(7,242)	$1,775	$9,465	$4,184
Net Income (Loss) Per Share:
Basic	$(0.10)	$0.02	$0.12	$0.05
Diluted	$(0.10)	$0.02	$0.12	$0.05

(1)
The Company identified short term investments of $10.0 million which were misclassified as cash and cash equivalents within the interim condensed consolidated financial statements as of September 30, 2011. As a result, cash flows provided by investing activities within the condensed consolidated statement of cash flows were overstated for the nine months ended September 30, 2011 and cash and cash equivalents on the condensed consolidated balance sheet as of September 30, 2011 was overstated by this amount. We will prospectively correct the classification errors in our interim condensed consolidated financial statements during fiscal 2012. Total cash flows provided by investing activities previously reported for the nine months ended September 30, 2011 as $12.0 million will be corrected to $2.0 million. Cash and cash equivalents as of September 30, 2011 previously reported as $43.8 million will be corrected to $33.8 million and short term investments previously reported as of September 30, 2011 as $111.4 million will be corrected to $ 121.4 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited the accompanying consolidated balance sheets of Silicon Image, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Image, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 29, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.

Dated: February 29, 2012	By:	/s/ Camillo Martino
Camillo Martino
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Camillo Martino	Chief Executive Officer and Director	February 29, 2012
Camillo Martino	(Principal Executive Officer)

/s/ Noland Granberry	Chief Financial Officer	February 29, 2012
Noland Granberry	(Principal Financial Officer)

/s/ William George	Director	February 29, 2012
William George

/s/ Peter Hanelt	Director	February 29, 2012
Peter Hanelt

/s/ John Hodge	Director	February 29, 2012
John Hodge

/s/ Masood Jabbar	Director	February 29, 2012
Masood Jabbar

/s/ William Raduchel	Director	February 29, 2012
William Raduchel

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Addition/Charged to Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts	(in thousands)
Year Ended December 31, 2011	$1,620	$(115)	$(123)	$1,382
Year Ended December 31, 2010	$1,428	$301	$(109)	$1,620
Year Ended December 31, 2009	$1,778	$23	$(373)	$1,428

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
3.01	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-1/A	333-83665	3.03	8/25/1999
3.02	Restated Bylaws of the Registrant.	8-K	000-26887	3.01	2/4/2005
3.03	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-26887	3.04	8/14/2001
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-83665	4.01	9/30/1999
10.01*	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and officers.	10-K	000-26887	10.01	3/15/2004
10.02*	1995 Equity Incentive Plan, as amended through July 20, 1999 and related forms of stock option agreements and stock option exercise agreements.	S-1/A	333-83665	10.02	8/25/1999
10.03*	1999 Equity Incentive Plan, as amended (including Sub-Plan for UK employees) and related forms of notice of grant of stock options, stock option agreement, stock option exercise notice and joint election (for UK employees).	10-K	000-26887	10.03	3/16/2006
10.04*	Amended and Restated 1999 Employee Stock Purchase Plan (ESPP 1999), approved by stockholders May 18, 2011.	10-Q	000-26887	10.01	8/4/2011
10.05*	Enrollment forms, subscription agreements, notice of suspension, notice of withdrawal and joint election (for UK employees) related to the 1999 Employee Stock Purchase Plan.	10-Q	000-26887	10.03	8/8/2007
10.06†	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998.	S-1/A	333-83665	10.12	9/10/1999
10.07†	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant.	S-1/A	333-83665	10.13	7/30/1999
10.08	Digital Visual Interface Specification Revision 1.0 Promoter’s Agreement dated January 8, 1999.	S-1/A	333-83665	10.14	7/30/1999
10.09*	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers.	S-1/A	333-83665	10.21	9/10/1999
10.10*	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement.	S-8	333-63900	4.05	6/26/2001
10.11*	CMD Technology Inc. 1999 Stock Incentive Plan, as amended and related form of Stock Option Agreement.	10-Q	000-26887	10.36	11/14/2001
10.12*	Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement.	10-Q	000-26887	10.37	11/14/2001
10.13	Lease Agreement dated December 12, 2002 between iSTAR Sunnyvale Partners, L.P. and the Registrant.	10-K	000-26887	10.44	3/27/2003
10.14*	TransWarp Networks, Inc. 2002 Stock Option/Stock Issuance Plan.	S-8	333-105498	4.06	5/23/2003
10.15*	Director Compensation Plan.	10-Q	000-26887	10.01	5/10/2005
10.16†	Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant.	10-Q	000-26887	10.01	8/9/2005
10.17	First Amendment to Lease dated July 23, 2003 between iStar Sunnyvale Partners, L.P. and the Registrant.	10-K	000-26887	10.29	3/1/2007
10.18	Second Amendment to Lease dated February 17, 2004 between iStar Sunnyvale Partners, L.P. and the Registrant.	10-K	000-26887	10.30	3/1/2007
10.19	Third Amendment to Lease dated June 1, 2004 between iStar Sunnyvale Partners, L.P. and the Registrant.	10-K	000-26887	10.31	3/1/2007
10.20	Fourth Amendment to Lease dated May 10, 2006 between iStar Sunnyvale Partners, L.P. and the Registrant.	10-K	000-26887	10.32	3/1/2007
10.21*	Employment Offer Letter between Edward Lopez and the Registrant dated December 23, 2006.	10-K	000-26887	10.34	3/1/2007
10.22†	Settlement and License Agreement between the Registrant and Genesis Microchip Inc. dated December 21, 2006.	10-K	000-26887	10.35	3/1/2007
10.23***	Sale and Purchase Agreement dated January 2, 2007 by and among the Registrant, Infineon Technologies AG and sci-worx GmbH.	8-K	000-26887	10.01	1/8/2007
10.24†	Video Processor Design License Agreement with Sunplus Technology Co., Ltd.	10-Q	000-26887	10.02	5/7/2007
10.25*	Employment Offer Letter between Noland Granberry and the Registrant dated February 14, 2006.	10-Q	000-26887	10.04	5/7/2007
10.26*	ESPP 1999 Plan Documents including UK Sub-Plan as amended.	10-Q	000-26887	10.03	8/8/2007
10.27*	Form of Change of Control Retention Agreement.	8-K	000-26887	10.01	12/19/2007
10.28	Accelerated Stock Repurchase Agreement dated February 13, 2008 between Credit Suisse International and the Registrant.	10-K	000-26887	10.39	2/27/2008
10.29*	1999 Equity Incentive Plan, as amended and restated December 14, 2007.	10-K	000-26887	10.40	2/27/2008
10.30*	Notice of Grant of Restricted Stock Units to named executive officers (for U.S. Participants), dated February 15, 2008.	8-K	000-26887	10.01	2/22/2008
10.31*	2008 Equity Incentive Plan, approved by stockholders May 21, 2008.	S-8	333-151188	4.07	5/23/2008
10.32	Settlement of litigation with Analogix Semiconductor, Inc., dated December 4, 2008.	8-K	000-26887	99.01	12/5/2008
10.33	Lease Agreement entered into on January 6, 2011 between Christensen Holdings, L.P. and the Registrant.	10-K	000-26887	10.33	2/17/2011
10.34*	Employment offer letter with Camillo Martino dated December 23, 2009.	8-K	000-26887	10.01	1/8/2010
10.35*	Employee Bonus Plan for Fiscal Year 2011.	10-Q	000-26887	10.01	5/4/2011

Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	No.	Filing Date	Herewith
21.01	Subsidiaries of the Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

_________

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.

***
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.