Form 10-Q
period 2012-03-31
SILICON IMAGE INC
filed 2012-05-03
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 25, 2012
Common Stock, $0.001 par value	83,248,756

SILICON IMAGE, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

EXHIBIT 10.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$34,471	$37,125
Short-term investments	116,842	124,301
Accounts receivable, net of allowances for doubtful accounts of $1,362 at March 31, 2012 and $1,382 at December 31, 2011	37,288	27,368
Inventories	12,223	10,062
Prepaid expenses and other current assets	7,900	9,101
Deferred income taxes	739	708
Total current assets	209,463	208,665
Property and equipment, net	13,074	12,772
Deferred income taxes, non-current	4,066	4,706
Intangible assets, net (Note 7)	11,419	11,915
Goodwill (Note 7)	18,646	18,646
Other assets	13,349	9,369
Total assets	$270,017	$266,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,322	$10,133
Accrued and other current liabilities	22,204	26,116
Deferred margin on sales to distributors	11,251	7,809
Deferred license revenue	3,599	2,684
Total current liabilities	54,376	46,742
Other long-term liabilities	15,844	14,815
Total liabilities	70,220	61,557
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 83,131,329 at March 31, 2012 and 82,069,472 at December 31, 2011	98	98
Additional paid-in capital	511,276	505,191
Treasury stock, 17,918,244 shares at March 31, 2012 and 17,614,441 shares at December 31, 2011	(112,514)	(111,049)
Accumulated deficit	(199,176)	(189,600)
Accumulated other comprehensive income (loss)	113	(124)
Total stockholders’ equity	199,797	204,516
Total liabilities and stockholders’ equity	$270,017	$266,073

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Product	$43,024	$38,057
Licensing	11,979	10,942
Total revenue	55,003	48,999
Cost of revenue and operating expenses:
Cost of product revenue (1)	23,099	19,872
Cost of licensing revenue	125	400
Research and development (2)	21,707	15,243
Selling, general and administrative (3)	16,137	13,051
Amortization of intangible assets	496	197
Restructuring expense (Note 8)	5	365
Total cost of revenue and operating expenses	61,569	49,128
Loss from operations	(6,566)	(129)
Interest income and other, net	538	377
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	(6,028)	248
Income tax expense	2,948	1,068
Equity in net loss of an unconsolidated affiliate	600	-
Net loss	$(9,576)	$(820)

Net loss per share – basic and diluted	$(0.12)	$(0.01)
Weighted average shares – basic and diluted	82,722	78,724

(1) Includes stock-based compensation expense	$218	$180
(2) Includes stock-based compensation expense	$1,160	$573
(3) Includes stock-based compensation expense	$1,910	$1,132

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(9,576)	$(820)

Foreign currency translation adjustments, net of tax	48	143
Fair value of effective cashflow hedges, net of tax	15	71
Change in unrealized net gain (loss) on available-for-sale investments, net of tax	174	(9)
Other comprehensive income	237	205

Comprehensive loss	$(9,339)	$(615)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,576)	$(820)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,591	1,659
Stock-based compensation expense	3,288	1,885
Amortization of investment premium	509	806
Tax benefits from employee stock-based transactions	310	923
Amortization of intangible assets	496	197
Excess tax benefits from employee stock-based transactions	(310)	(923)
Realized gain on sale of short-term investments	(45)	(39)
Equity in net loss of unconsolidated affiliate	600	-
Others	358	162
Changes in assets and liabilities:
Accounts receivable	(9,967)	(4,261)
Inventories	(2,161)	(758)
Prepaid expenses and other assets	969	(827)
Accounts payable	6,483	(1,548)
Accrued and other liabilities	(1,847)	(4,322)
Deferred margin on sales to distributors	3,442	5,224
Deferred license revenue	858	(725)
Cash used in operating activities	(5,002)	(3,367)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	23,031	35,457
Purchases of short-term investments	(15,797)	(30,076)
Cash used in business acquisitions	-	(1,915)
Purchases of property and equipment	(2,191)	(1,924)
Investment in a privately held company	(3,500)	-
Advances for intellectual properties	-	(4,750)
Other investing activities	(500)	-
Cash provided by (used in) investing activities	1,043	(3,208)
Cash flows from financing activities:
Proceeds from issuances of common stock	2,486	4,047
Excess tax benefits from employee stock-based transactions	310	923
Repurchases of restricted stock units for income tax withholding	(1,465)	(1,069)
Cash provided by financing activities	1,331	3,901
Effect of exchange rate changes on cash and cash equivalents	(26)	(4)
Net decrease in cash and cash equivalents	(2,654)	(2,678)
Cash and cash equivalents — beginning of period	37,125	29,942
Cash and cash equivalents — end of period	$34,471	$27,264
Supplemental cash flow information:
Cash payment for income taxes	$(209)	$(1,625)
Restricted stock units vested	$3,929	$2,735
Property and equipment and other assets purchased but not paid for	$1,150	$626
Unrealized gain (loss) on short term investments	$174	$(9)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2011 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of March 31, 2012 and December 31, 2011 and the related condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, condensed consolidated statements of comprehensive income (loss) for three months ended March 31, 2012 and 2011, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Financial results for the three months ended March 31, 2012 are not necessarily indicative of future financial results.

Use of Estimates

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

Summary of Significant Accounting Policies

               There have been no changes to the Company significant accounting policies during the three months ended March 31, 2012 as compared to the significant accounting policies described in the Company audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 will require the Company to disclose information about offsetting related arrangements to enable users of the Company financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required are to be applied retrospectively for all comparative periods presented. The Company does not expect that this standard will materially impact its disclosures included in condensed consolidated financial statements.

Recently Adopted Accounting Standards

Effective January 1, 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income” and ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The adoption of ASU 2011-05 and 2011-12 concern presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

NOTE 2.  NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase and diluted net loss per share is computed using the weighted-average number of common shares and dilutive equivalents outstanding during the period, if any, determined using the treasury stock method. There are no dilutive securities for the three months ended March 31, 2012 and 2011 due to the Company’s net losses. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(9,576)	$(820)
Denominator:
Weighted average outstanding shares used to compute basic and diluted net loss per share	82,722	78,724

Net loss per share: – basic and diluted	$(0.12)	$(0.01)

As a result of the net loss for the three months ended March 31, 2012 and 2011, approximately 5.1 million and 5.6 million common stock equivalents for the three months ended March 31, 2012 and 2011, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 3.  BALANCE SHEET COMPONENTS

The components of inventory, prepaid expenses and other current assets, property and equipment and other assets consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Inventories:
Raw materials	$5,298	$5,104
Work in process	2,636	1,071
Finished goods	4,289	3,887
	$12,223	$10,062

Prepaid expense and other current assets:
Prepaid software maintenance	$1,871	$2,625
Interest receivable	1,051	910
Income tax receivable	210	1,012
Others	4,768	4,554
	$7,900	$9,101

Property and equipment:
Computers and software	$21,574	$21,233
Equipment	33,985	32,932
Furniture and fixtures	2,926	2,727
	58,485	56,892
Less: accumulated depreciation	(45,411)	(44,120)
Total property and equipment, net	$13,074	$12,772

Other assets:
Investment in an unconsolidated affiliate (Note 5)	$5,920	$6,520
Investment in a privately-held company (Note 5)	3,500	-
Advances for intellectual properties	2,412	1,848
Others	1,517	1,001
	$13,349	$9,369

The components of accrued liabilities and other long-term liabilities were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Accrued and other current liabilities:
Accrued payroll and related expenses	$4,378	$8,540
Accrued royalties	8,582	5,926
Accrued product rebate	2,404	2,389
Contingent consideration in connection with a business acquisition (Note 6)	1,304	1,304
Accrued restructuring (Note 8)	427	910
Accrued payables	3,362	5,522
Others	1,747	1,525
	$22,204	$26,116

Other long-term liabilities:
Non-current liability for uncertain tax positions	$13,508	$12,480
Non-current deferred license revenue	1,185	1,242
Others	1,151	1,093
	$15,844	$14,815

NOTE 4.  FAIR VALUE MEASUREMENTS

The Company records its financial instruments that are accounted for under FASB Accounting Standard Codification (ASC) No. 320-10-25, “Recognition of Investments in Debt and Equity Securities,” and derivative contracts under FASB ASC No. 815, “Derivatives and Hedging,” at fair value. The determination of fair value is based upon the fair value framework established by FASB ASC No. 820-10-35, “Fair Value Measurements and Disclosures – Subsequent Measurement” (ASC 820-10-35). ASC 820-10-35 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for such asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents and short-term investments approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

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

The Company’s Level 3 liabilities consist of contingent consideration in connection with a business acquisition. The Company makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of this arrangement is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including the probability of achieving the milestone, revenue projections and discount rates. The fair value of the contingent consideration will increase or decrease according to the movement of the inputs. The amounts will vary based on the probability of the milestone achievement, the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. The Company does not expect the changes in these inputs to have a material impact on the Company’s consolidated financial statements.

 The Company measures certain assets, including its cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three months ended March 31, 2012 and 2011, the Company did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of March 31, 2012:

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Assets:
Cash equivalents:
Money market funds	$17,916	$-	$-	$17,916
Corporate securities	-	9,324	-	9,324
Total cash equivalents	$17,916	$9,324	$-	$27,240
Short-term investments:
Certificate of deposits	$-	$10,261	$-	$10,261
Municipal securities	-	79,589	-	79,589
Corporate securities	-	26,992	-	26,992
Total short-term investments	$-	$116,842	$-	$116,842
Liabilities:
Contingent consideration in connection with a business acquisition (Note 6)	$-	$-	$(1,304)	$(1,304)

The cash equivalents in the above table exclude $7.2 million in cash held by the Company or in its accounts or with investment fund managers as of March 31, 2012.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2011:

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Assets:
Cash equivalents:
Money market funds	$24,781	$-	$-	$24,781

Short-term investments:
Certificate of deposits	$-	$10,114	$-	$10,114
United States government agencies	8,027	-	-	8,027
Municipal securities	-	84,157	-	84,157
Corporate securities	-	22,003	-	22,003
Total short-term investments	$8,027	$116,274	$-	$124,301
Liabilities:
Contingent consideration in connection with a business acquisition (Note 6)	$-	$-	$(1,304)	$(1,304)

The cash equivalents in the above table exclude $12.3 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2011.

The following table presents the changes in the Company’s Level 3 liabilities, which are measured at fair value on a recurring basis, during the three months ended March 31, 2012 and 2011 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	Liabilities
	2012	2011
Beginning balance at January 1,	$(1,304)	$-
Addition of contingent consideration from business acquisition (Note 6)		(1,481)
Adjustment in the fair value of contingent consideration	-	-
Ending balance at March 31,	$(1,304)	$(1,481)

No gains or losses from these liabilities were recognized during the three months ended March 31, 2012 and 2011.

There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the quarter ended March 31, 2012.

NOTE 5.  INVESTMENTS

Equity Method Investment

On July 13, 2011, the Company purchased a 17.5% equity ownership interest in a privately-held company for $7.5 million in cash. The privately-held company develops and designs wireless video and audio semiconductor chips. The Company accounts for this investment under the equity method. To date, the Company had recorded $1.6 million of its proportionate share of the privately-held company’s net loss. As of March 31, 2012 and December 31, 2011, the remaining balance of this investment was $5.9 million and $6.5 million, respectively.

Concurrently with the equity investment, the Company entered into the following with the privately-held company: (a) call option agreement whereby the Company can acquire the privately-held company at $35.0 million plus earn-out payments on or before April 2012 or until January 2013 subject to certain conditions; (b) sales representative agreement  whereby the privately-held company appointed the Company as sole and exclusive independent representative for the purposes of soliciting orders for and promoting  their product to the Company’s prospects as listed in the agreement; and (c) technology and IP license agreement granting the Company a license to certain technology of the privately-held company upon occurrence of certain events in the future. The Company has not exercised its call option and discussions are ongoing.

The Company assesses the potential impairment of the equity method investment by considering available evidence such as the investee’s actual and forecasted operating results, liquidity and capital resources, the market for the investee’s products and services, and the overall progress the investee has made towards its business objectives. The Company has not recognized any impairment losses on this investment. There were no additional contributions made or dividends or distributions received in the three months ended March 31, 2012.

Cost Method Investment

In February 2012, the Company paid $3.5 million of cash to purchase a minority interest in a privately held company which designs and develops wireless semiconductor chips.  This investment is accounted for using the cost method as the Company’s ownership percentage is minor and the Company does not exert significant influence over the investee.

NOTE 6.  ACQUISITION

SiBEAM, Inc.

On May 16, 2011, the Company completed its acquisition of SiBEAM, Inc. (SiBEAM) pursuant to an Agreement and Plan of Merger dated April 13, 2011.  SiBEAM is a privately-held, fabless semiconductor company headquartered in Sunnyvale, California and is a provider of high-speed wireless communication products for uncompressed HD video in consumer electronics and personal computer applications. The acquisition of SiBEAM supports the Company’s mission to be the leader in advanced video connectivity solutions. SiBEAM’s results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning May 16, 2011.  The revenue and net loss of SiBEAM for the three months ended March 31, 2012 was approximately $0.6 million and $3.0 million, respectively.  The acquisition costs, which were expensed as incurred, were approximately $920,000.

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

Anchor Bay Technology

On February 2, 2011, the Company purchased the net assets Anchor Bay Technology (ABT), a San Jose, California based company involved in developing certain technology that is consistent with the Company’s long-term business strategy, for a total consideration of approximately $3.6 million in cash, subject to certain contingent milestone and earn-out payments as further described below. ABT designs and manufactures video processing semiconductor and system-level solutions. ABT offers advanced video processing chips for de-interlacing and format conversion applications, and video scaling chips for Blu-Ray players, HD set-top box, and AV receiver applications. The acquisition costs, which were expensed as incurred, were approximately $90,000.

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

The Company re-evaluated the fair value of the earn-out payments from the date of acquisition and at the end of each reporting period until the contingency is resolved. The Company re-evaluated the fair values of the milestone considerations and earn-out payments for the three months ended March 31, 2012 and no changes to fair value of such contingent considerations were identified. The Company met the first milestone and paid $590,000 to former stockholders of ABT in April 2012.

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

                The accompanying condensed consolidated financial statements for the three months ended March 31, 2011 include the operations of the aforementioned acquisition, commencing on February 2, 2011, the acquisition date. No supplemental pro-forma information is presented for this acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

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

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below summarizes the Company's goodwill activities (in thousands):

	March 31, 2012	December 31, 2011
Gross amount of goodwill	$37,856	$37,856
Accumulated impairment	(19,210)	(19,210)
Carrying value at end of quarter	$18,646	$18,646

There were no additions or impairments of goodwill during the three months ended March 31, 2012.

Purchased Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2012 (in thousands):

		Gross Carrying Amount			Accumulated Amortization			Net
	Useful Life	Dec 31,		Mar 31,	Dec 31,		Mar 31,	Mar 31,	Dec 31,
	(years)	2011	Addition	2012	2011	Addition	2012	2012	2011
Intangible assets with finite lives
Intellectual Property	6	$1,600	$-	$1,600	$(245)	$(67)	$(312)	$1,288	$1,355
Core Technology	3	1,600	-	1,600	(489)	(133)	(622)	978	1,111
Trademark	5	3,000	-	3,000	(375)	(150)	(525)	2,475	2,625
System Technology	3	400	-	400	(122)	(33)	(155)	245	278
Customer Relationship	2-5	1,500	-	1,500	(354)	(113)	(467)	1,033	1,146
Total intangible assets with finite lives		8,100	-	8,100	(1,585)	(496)	(2,081)	6,019	6,515

Intangible assets with indefinite lives		-		-
Trade Name	indefinite	600	-	600	-	-	-	600	600
In-process R&D	indefinite	4,800	-	4,800	-	-	-	4,800	4,800
Total intangible assets with indefinite lives		5,400	-	5,400	-	-	-	5,400	5,400
Total purchased intangible assets		$13,500	$-	$13,500	$(1,585)	$(496)	$(2,081)	$11,419	$11,915

Amortization of purchased intangible assets which was presented as “Amortization of intangible assets” in the consolidated statements of operations for the three months ended March 31, 2012 and 2011 was $496,000 and $197,000, respectively.

There were no impairment charges with respect to the purchased intangible assets arising from business acquisitions during the three months ended March 31, 2012 and 2011.

The intangible assets related to the in-process research and development will be amortized over the estimated useful life of the technology upon completion of its development.  After initial recognition, acquired in-process research and development assets are accounted for as indefinite-lived intangible assets until the completion of the related development. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired in-process research and development assets are considered amortizable finite-lived assets. If the in-process research and development project is abandoned, the Company will record an impairment charge in the period in which it is abandoned.  As of March 31, 2012, the related in-process research development projects were not yet completed.

The estimated future amortization expense of purchased intangible assets with finite lives for future periods is as follows (in thousands):

Year ending December 31,	Amount
2012 (remaining 9 months)	$1,488
2013	1,754
2014	1,122
2015	1,067
2016	567
Thereafter	21
Total	$6,019

NOTE 8.  RESTRUCTURING CHARGES

For the three months ended March 31, 2012, the Company recorded and paid restructuring expense of approximately $97,000 related to the sublease portion of quarterly rent payments on an exited facility. This charge was offset by the reversal of accrued severance and benefits of $92,000 resulting from a change in estimates of costs incurred for prior restructuring activities.

For the three months ended March 31, 2011, the Company recorded restructuring expense of approximately $365,000 which consisted of $268,000 of severance and benefits for terminated employees and $97,000 related to operating lease commitments on exited facilities.

The table below summarizes the Company’s restructuring activities for the three months ended March 31, 2012 (in thousands):

	Employee Severance and Benefits	Operating Lease	Total
Accrued restructuring balance as of January 1, 2012	$786	$124	$910
Additional accruals/adjustments	(92)	97	5
Cash payments	(345)	(143)	(488)
Accrued restructuring balance as of March 31, 2012	$349	$78	$427

As of March 31, 2012, the restructuring plan for the Company’s storage business is substantially complete. Operating lease commitment relating to SiBEAM acquisition will expire in September 2012.

 NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

On July 31, 2007, the Company received a demand letter dated July 31, 2007, demanding on behalf of alleged shareholder Vanessa Simmonds that the Company’s board of directors prosecute a claim against the underwriters of the Company’s initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offerings, captioned “Vanessa Simmonds v. Credit Suisse Group, et al.” The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in the lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals.  Oral argument was heard in the Ninth Circuit on October 5, 2010, and the Court issued its written opinion on December 2, 2010.  The Ninth Circuit affirmed the District Court’s decision that the demand letters submitted to the other 24 issues (including the Company) were sufficiently similar as also to require dismissal with prejudice.  The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on the statute of limitations grounds.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the courts’ mandate pending those parties’ respective petitions for writ of certiorari to the United States Supreme Court.  On April 5 and 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the Supreme Court.  On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied the petition of the plaintiff. On November 29, 2011 the Supreme Court heard oral argument. On March 26, 2012 the Supreme Court reversed the Ninth Circuit’s ruling that plaintiff’s claim was not barred by the applicable statute of limitations, and remanded further proceedings on plaintiff’s alternative claim that the statute of limitations was extended by the doctrine of equitable tolling. The District Court had determined that equitable tolling did not apply, but the Ninth Circuit had not considered that issue.

In the fourth quarter 2011, the Company was notified that a customer’s product incorporating one of the Company’s chipsets did not pass compliance testing in connection with certain technology implemented in the Company’s product.  The Company is in discussions regarding this matter with the customer and the entity responsible for the licensing and administration (including compliance testing) of the technology at issue.  As no claim has been made against the Company, it is premature to form a conclusion as to the potential outcome of such a claim, if made, or the range of possible loss to the Company.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Operating Leases

 The Company’s future operating lease commitments at March 31, 2012 were as follows (in thousands):

Year ending December 31,	Amount
2012 (remaining 9 months)	$1,996
2013	2,104
2014	1,785
2015	1,535
2016	1,661
Thereafter	2,707
Total	$11,788

NOTE 10.  STOCK-BASED COMPENSATION

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

Valuation and Expense Information Under Stock-based Compensation

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Employee stock option plans:
Expected life in years	4.0	4.0
Expected volatility	70.4%	69.4%
Risk-free interest rate	0.6%	1.6%
Expected dividends	none	none
Weighted average fair value	$2.43	$3.75

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5
Expected volatility	68.3%	71.1%
Risk-free interest rate	0.1%	0.2%
Expected dividends	none	none
Weighted average fair value	$1.85	$3.04

Amortization method — The value of options and RSUs are amortized to expense, net of estimated forfeitures, on a straight line basis over the vesting period.

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

For the three months ended March 31, 2012 and 2011, 517,610 and 514,111 shares of common stock were purchased under the ESPP program, respectively. At March 31, 2012, the Company had $570,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a remaining period of approximately 4.5 months.

Stock Option Activity

 The following is a summary of activity under the Company’s stock option plans during the three months ended March 31, 2012, excluding RSUs (in thousands, except weighted average exercise price and contractual term):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Terms in Years	Value
At January 1, 2012	5,937	$6.05
Granted	75	4.64
Forfeitures and cancellations	(77)	6.45
Exercised	(32)	4.16
At March 31, 2012	5,903	$6.04	5.01	$6,321
Vested and expected to vest at March 31, 2012	5,330	$6.13	4.87	$5,631
Exercisable at March 31, 2012	3,218	$6.84	3.93	$2,879

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on March 31, 2012. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the quarter ended March 31, 2012 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three months ended March 31, 2012 and 2011 was $51,000 and $2.3 million, respectively, respectively.

At March 31, 2012, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.56 years, was $4.5 million, net of estimated forfeitures.

 Restricted Stock Units

 The RSUs that the Company grants to its employees typically vest ratably over a certain period of time, subject to the employee’s continuing service to the Company over that period. RSUs granted to non-executive employees typically vest over a four-year period. RSUs granted to executive officers typically vest over a period of between one and four years.

 RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the Company’s 2008 Equity Incentive Plan will reduce the number of options available for issuance by 1.5 shares.

 A summary of activity with respect to the Company’s RSUs during the three months ended March 31, 2012 is as follows: (in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	2,983	$5.59
Granted	131	$5.16
Vested	(816)	$4.88
Forfeitures and cancellations	(65)	$6.04
Outstanding at March 31, 2012	2,233	$5.81

Of the 2,233,023 RSUs outstanding as of March 31, 2012, approximately 1,743,598 units are expected to vest after considering the applicable forfeiture rate.

At March 31, 2012, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.32 years, was $7.3 million, net of estimated forfeitures.

 During the three months ended March 31, 2012 and 2011, the Company repurchased 303,803 and 121,637 shares of stock, respectively, for an aggregate value of $1.5 million and $1.1 million, respectively, from the employees upon the vesting of their RSUs to satisfy the employees’ minimum statutory tax withholding requirement. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

NOTE 11.  DERIVATIVE INSTRUMENTS

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

The Company accounts for derivative instruments in accordance with the provisions of FASB ASC No. 815-20-25, “Derivatives and Hedging – Hedging Recognition.” The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company’s derivatives are designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain  or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in other income (expense) on the Company’s consolidated statements of operations.

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

The amount of net gain recognized in other comprehensive income (OCI) on effective cash flow hedges as of March 31, 2012 and December 31, 2011 was insignificant. The amount of gain or loss reclassified from accumulated OCI to operating expenses for the three months ended March 31, 2012 and 2011, and the amount of gain or loss recognized in income on ineffective cash flow hedges for the three months ended March 31, 2012 and 2011 were insignificant. The fair value of the cash flow hedges as of March 31, 2012 and December 31, 2011 was insignificant.

 As of March 31, 2012 and December 31, 2011, the outstanding foreign currency forward contracts had a total notional value of approximately $4.5 million and $3.6 million, respectively.

NOTE 12.  PROVISION FOR INCOME TAXES

The Company recorded an income tax expense of $2.9 million for the three months ended March 31, 2012.  The effective tax rates for the three months ended March 31, 2012 was (48.9%). The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital, and state taxes.

The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at March 31, 2012.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

The Company recorded an income tax expense of $1.1 million for the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2011 was 431% and was based on the Company’s projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes, foreign taxes and a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital.

    The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $53,000 and $51,000 for the three months ended March 31, 2012 and 2011, respectively.  The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

NOTE 13.  CUSTOMER AND GEOGRAPHIC INFORMATION

The Company operates in one reportable operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content.  The Company’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance. The Company had only one operating segment in each of the three months ended March 31, 2012 and 2011 and it operates in only one reportable operating segment, semiconductor and IP solutions for high-definition content.

Revenue

 Revenue by geographic area based on bill to location was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$21,046	$10,777
Taiwan	12,173	12,382
Japan	9,462	15,512
Europe	3,975	2,820
China	3,928	4,507
Korea	4,014	2,513
Others	405	488
Total revenue	$55,003	$48,999

Revenue by geographic area based on customers’ headquarters location was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Korea	$22,022	$9,760
Taiwan	12,179	12,382
Japan	9,462	15,938
Europe	3,975	2,629
China	3,917	4,407
United States	3,048	3,404
Others	400	479
Total revenue	$55,003	$48,999

                The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Mobile	$22,256	$6,171
Consumer Electronics	16,511	26,255
Personal Computers	4,257	5,631
Total product revenue	43,024	38,057
Licensing	11,979	10,942
Total revenue	$55,003	$48,999

 The Company’s revenue by customers was as follows (in percentage):

	Three Months Ended March 31,
	2012	2011
Customer A	34.3%	13.1%
Customer B		13.4%
Customer C		10.8%
Customer D		10.5%
Customer E		10.0%

At March 31, 2012, four customers each represented 18.3%, 16.0%, 13.2% and 12.1% of net accounts receivable. At March 31, 2011, three customers each represented 20.8%, 15.0% and 13.7% of net accounts receivable. The Company’s top five customers, including distributors, generated 62.8% and 57.7% of the Company’s revenue for three months ended March 31, 2012 and 2011, respectively.

Property and Equipment

The table below presents the net book value of the property and equipment by their physical location (in thousands):

	March 31, 2012	December 31, 2011
United States	$6,431	$7,114
China	3,797	3,184
Taiwan	1,565	1,912
Others	1,281	562
Net book value	$13,074	$12,772

 NOTE 14.  SUBSEQUENT EVENT

In April 2012, the Company’s Board of Directors authorized a $50 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's management, based on its evaluation of market conditions, cash on hand and other factors and may be made under a stock repurchase plan. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further the stock repurchase program may be modified, extended or terminated by the Board at any time. No repurchases have been made through May 2, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

   This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this Form 10-Q entitled “Risk Factors,” that may cause actual results to differ materially from those discussed in, or implied by, such forward-looking statements. Forward-looking statements within this Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “may,” “will” and variations of such words and other similar expressions. However, these words are not the only means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC. Our actual results could differ materially from those anticipated in, or implied by, forward-looking statements as a result of various factors, including the risks outlined elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by Silicon Image,  Inc. in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

    Silicon Image and the Silicon Image logo are trademarks, registered trademarks or service marks of Silicon Image, Inc. in the United States and other countries. All other trademarks and registered trademarks are the property of their respective owners.

Company Overview

Silicon Image is a leading provider of wireless and wired connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for mobile, consumer electronics (CE) and personal computing (PC) markets. We deliver our technology via semiconductor and intellectual property (IP) products and services that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smart  phones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, as well as desktop and notebook PCs. Silicon Image’s current growth is being driven by its mobile solutions supporting the latest mobile HD video connectivity standard, Mobile High-Definition Link (MHL™). Silicon Image has also driven the creation of the highly successful High-Definition Multimedia Interface (HDMI®) and Digital Visual Interface (DVI™) industry standards. We have also established Serial Port Memory Technology (SPMT™), a memory interface standard for mobile devices and are actively involved with the standard for 60GHz wireless HD video/ audio – WirelessHD®. Via its wholly-owned subsidiary, Silicon Image offers manufacturers comprehensive product interoperability and standards compliance testing services from Simplay Labs, LLC.  Founded in 1995, we are headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Japan, Korea, Taiwan and India.

We are a Delaware corporation headquartered in Sunnyvale, California. Our Internet website address is www.siliconimage.com.

Our mission is to be the leader in advanced HD connectivity solutions for mobile, CE, and PC markets to enhance the consumer experience. Our “standards plus” business strategy is to grow the available market for our products and IP solutions through the development, introduction and promotion of market leading products which are based on industry standards but also include Silicon Image innovations that our customers value. We believe that our innovation around our core competencies, establishing industry standards and building strategic relationships, positions us to continue to drive change in the emerging world of high quality digital media storage, distribution and presentation.

Our customers are product manufacturers in each of our target markets —mobile, CE, and PC. Because we leverage our technologies across different markets, certain of our products may be incorporated into our customers’ products used in multiple markets. We sell our products to original product manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core/design licensing and royalty and adopter fees from our standards licensing activities. We maintain relationships with the eco-system of companies that make the products that drive digital content creation, distribution and consumption, including major Hollywood studios, service providers, consumer electronics companies and retailers. Through these and other relationships, we have formed a strong understanding of the requirements for distributing and presenting HD digital video and audio in the home and mobile environments. We have also developed a substantial IP base for building the standards and products necessary to promote opportunities for our products.

Historically, we have grown our business by introducing and promoting the adoption of new technologies and standards and entering new markets. We collaborated with other companies to jointly develop the DVI and HDMI standards. Our first DVI products addressed the PC market. We then introduced products for a variety of CE market segments, including the set top box (STB), game console and DTV markets. In 2011, we began selling products in the mobile device market using our innovative interconnect core technology. In May 2011, we acquired SiBEAM, Inc., a provider of high-speed wireless communication products for uncompressed HD video in consumer electronics and personal computer applications.  With this acquisition, we became a promoter of the WirelessHD standard for transmitting HD content using 60GHz wireless technology. SiBEAM’s 60GHz wireless technology enables us to rapidly bring the highest quality of wirelessly transmitted HD video and audio to market.

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our largest customer generated 34.3% of our first quarter revenues. In addition, our top five customers, including distributors, generated 62.8% and 57.7% of our revenue for the three months ended March 31, 2012 and 2011, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. For the three months ended March 31, 2012 and 2011, 36.2% and 58.5% of our revenue, respectively, was generated through distributors. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

 Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and accompanying notes. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

REVENUE

	Three Months Ended March 31,
	2012	2011	Change
	(dollars in thousands)
Product revenue
Mobile	$22,256	6,171	260.7%
Consumer Electronics	16,511	$26,255	-37.1%
Personal Computers	4,257	5,631	-24.4%
Total product revenue	43,024	38,057	13.1%
Percentage of total revenue	78.2%	77.7%
Licensing revenue	11,979	10,942	9.5%
Percentage of total revenue	21.8%	22.3%
Total revenue	$55,003	$48,999	12.3%

Product Revenue

Our consolidated total revenue for the three months ended March 31, 2012 was $55.0 million, an increase of $6.0 million, or 12.3%, from the same period in 2011. The increase in product revenue was primarily due to increased demand for our mobile products offset in part by lower CE and PC revenue. Revenue from our mobile products during the three months ended March 31, 2012 increased by $16.1 million or 260.7% as compared to the same period in 2011. The increase in our mobile products was primarily due to the successful launch of our MHL product line. These products were introduced in the latter part of fiscal year 2010. Since then, we have seen increased shipments of these products quarter after quarter for these products. Our MHL products have represent the majority of our mobile revenue mix. Revenue from our CE market for the three months ended March 31, 2012 decreased by $9.7 million or 37.1% compared to the CE revenue generated in the same period in 2011. The decrease in our CE revenue was primarily the result of a broad-based decrease in demand for both DTV and HT products sold in this end market. Revenue from our PC market for the three months ended March 31, 2012 decreased by $1.4 million or 24.4% as compared to the same period in 2011. Our PC revenues continue to decline as we are no longer making any investments in these legacy products.

Licensing Revenue

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology.  Revenue from licensing accounted for 21.8% and 22.3% of our total revenue for the three months ended March 31, 2012 and 2011, respectively. Licensing revenue during the three months ended March 31, 2012 increased by $1.0 million or 9.5% when compared to the same period in 2011. The increase in IP revenues are primarily the result of increased royalty revenues earned and collected in the quarter.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended March 31,
	2012	2011	Change
	(dollars in thousands)
Cost of product revenue (1)	$23,099	$19,872	16.2%
Product gross profit	19,925	18,185	9.6%
Product gross profit margin	46.3%	47.8%

(1) Includes stock-based compensation expense	$218	$180

Cost of licensing revenue	$125	$400	-68.8%
Licensing gross profit	11,854	10,542	12.4%
Licensing gross profit margin	99.0%	96.3%

Total cost of revenue	$23,224	$20,272	14.6%
Total gross profit	31,779	28,727	10.6%
Total gross profit margin	57.8%	58.6%

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs, including stock-based compensation expense. Total cost of revenue for the three months ended March 31, 2012 increased by $3.0 million or 14.6%, when compared to the total cost of revenue in the same periods in 2011. The increase in the total cost of revenue was primarily due to the growth in revenue volume during the same comparative periods.

Product Gross Margin

 Our product gross profit as a percentage of product revenue for the three months ended March 31, 2012 was 46.3%, compared to 47.8% for the same period in 2011. Product gross profit margin for the three months ended March 31, 2012 was 1.5% lower than the product gross profit margin in the same period in 2011 primarily the result of unfavorable production variance, partially offset by favorable production scrap, favorable purchase variance and lower operation overhead due to lower depreciation expense from fully depreciated testers.

Licensing Gross Margin

Our licensing gross profit margin for the three months ended March 31, 2012 was 99.0%, compared to 96.3% for the three months ended March 31, 2011.  Licensing gross margin during the three months ended March 31, 2012 increased by 2.7%, compared to the same period in 2011 primarily due to higher revenue and lower mix of IP customization projects during the three months ended March 31, 2012 compared to the same period in 2011.

OPERATING EXPENSES

Research and Development (R&D)

	Three Months Ended March 31,
	2012	2011	Change
	(dollars in thousands)
Research and development (1)	$21,707	$15,243	42.4%
Percentage of total revenue	39.5%	31.1%

(1) Includes stock-based compensation expense	$1,160	$573

R&D expense consists primarily of employee compensation and benefits, including stock-based compensation, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense for the three months ended March 31, 2012 increased by $6.5 million, or 42.4%, when compared to the same period in 2011, primarily due to an increase in compensation related expenses of $2.4 million as a result of the SiBEAM acquisition in May 2011 and annual merit increases given to employees during the three months ended March 31, 2012, hiring fees paid to hire 75 engineers in India of approximately $1.5 million, an increase in the tape out and project related expenses of approximately $1.2 million and an increase in stock-based compensation expense of approximately $0.6 million.

Selling, General and Administrative (SG&A)

	Three Months Ended March 31,
	2012	2011	Change
	(dollars in thousands)
Selling, general and administrative (1)	$16,137	$13,051	23.6%
Percentage of total revenue	29.3%	26.6%

(1) Includes stock-based compensation expense	$1,910	$1,132

    SG&A expense consists primarily of compensation and benefits, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three months ended March 31, 2012 was $16.1 million or 23.6% higher than what was incurred in the same period in 2011 primarily due to an increase in compensation related expenses of $1.5 million driven by the annual merit increases given during the three months ended March 31, 2012, an increase in stock-based compensation expense of approximately $0.8 million, and an increase in consulting, travel legal and accounting expenses of approximately $1.2 million, partially offset by lower commission and facilities expenses.

Amortization of Intangible Assets

	Three Months Ended March 31,
	2012	2011	Change
	(dollars in thousands)
Amortization of intangible assets	$496	$197	151.8%
Percentage of total revenue	0.9%	0.4%

The increase in the amortization of intangible assets was primarily due to amortization of the intangible assets acquired from the acquisition of SiBEAM in May 2011.

Restructuring Expense

	Three Months Ended March 31,
	2012	2011	Change
	(dollars in thousands)
Restructuring expense	$5	$365	-98.6%
Percentage of total revenue	0.0%	0.7%

For the three months ended March 31, 2012, we recorded and paid restructuring expense of approximately $97,000 related to the sublease portion of quarterly rent payments on an exited facility, offset by the reversal of accrued severance and benefits of $92,000 resulting from a change in estimates of costs incurred for prior restructuring activities. For the three months ended March 31, 2011, we recorded storage business restructuring expenses and the sublease portion of quarterly rent payments on exited facilities.

Interest Income and Other, net

	Three Months Ended March 31,
	2012	2011	Change
	(dollars in thousands)
Interest income and other, net	$538	$377	42.7%
Percentage of total revenue	1.0%	0.8%

The interest and other income for the three months ended March 31, 2011 includes an unfavorable foreign currency translation adjustment from our wholly owned subsidiary in Germany whose facilities and offices had been substantially liquidated of $132,000. There were no such expenses for the three months ended March 31, 2012.

Provision for Income Taxes

	Three Months Ended March 31,
	2012	2011	Change
	(dollars in thousands)
Income tax expense	$2,948	$1,068	176.0%
Percentage of total revenue	5.4%	2.2%

We recorded income tax expense of $2.9 million for the three months ended March 31, 2012. The effective tax rates for the three months ended March 31, 2012 was (48.9%). The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital, and state taxes.

We recorded income tax expense of $1.1 million for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2011 was 431% and was based on our projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes, foreign taxes and a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital.

Recent Accounting Pronouncements

    See Note 1, “Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements under Part I Item 1 of this report.

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

	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$34,471	$37,125	$(2,654)
Short term investments	116,842	124,301	(7,459)
Total cash, cash equivalents and short term investments	$151,313	$161,426	$(10,113)
Percentage of total assets	56.0%	60.7%

Total current assets	$209,463	$208,665	$798
Total current liabilities	(54,376)	(46,742)	(7,634)
Working capital	$155,087	$161,923	$(6,836)

At March 31, 2012, we had $155.1 million of working capital including $151.3 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased by $10.1 million from $161.4 million as of December 31, 2011 to $151.3 million as of March 31, 2012 primarily due to $3.5 million cash used for investment in a privately-held company, $2.2  million cash used for capital expenditures, $0.5 million cash used for certain business strategic initiatives and net cash used in operations partially offset by net cash provided by operations during the three months ended March 31, 2012 and  proceeds from stock option exercises and purchases under our employee stock purchase program totaling to approximately $2.5 million. As of March 31, 2012, $2.2 million of the $34.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors.

                Working capital at March 31, 2012 decreased by approximately $6.8 million compared to the working capital at December 31, 2011 primarily due to a $7.6 million net increase in operating liabilities, partially offset by a $0.8 million net increase in operating assets. The $0.8 million net increase in operating assets was primarily due to a $10.0 million increase in accounts receivable and $2.2 million increase in inventory, partially offset by the previously mentioned $10.1 million decrease in total cash and cash equivalents and short-term investments and $1.0 million decrease in prepaid expenses and other assets. The increase in accounts receivable was primarily due to the increase in billings over collections during the three months ended March 31, 2012. The increase in inventory was primarily due to inventory build-up in preparation for second quarter shipments. The decrease in prepaid expenses and other current assets was primarily due to amortization of software maintenances. The $7.6 million increase in operating liabilities was mainly due to $6.5 million increase in accounts payable, $3.4 million increase in deferred margin on sales to distributors and $0.9 million increase in deferred license revenue, partially offset by $2.5 million decrease in accrued and other current liabilities. The increase in accounts payable was primarily due to increase in inventory. The increase in deferred margin on sales to distributors was mainly due to the increasing activities with our distributors driven by the acceleration of demand for our products while the $2.5 million decrease in accrued and other current liabilities was mainly attributable to the payment of 2011 bonus in the first quarter of 2012 and purchase of employee stock purchase plan.

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

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash used in operating activities	$(5,002)	$(3,367)
Cash provided by (used in) investing activities	1,043	(3,208)
Cash provided by financing activities	1,331	3,901
Effect of exchange rate changes on cash and cash equivalents	(26)	(4)
Net decrease in cash and cash equivalents	$(2,654)	$(2,678)

 During the three months ended March 31, 2012, cash and cash equivalents decreased by approximately $2.7 million primarily because of $5.0 million cash used in our operating activities , partially offset by the cash generated from our investing and financing activities of $1.0 million and $1.3 million, respectively.

Operating Activities

The $5.0 million cash used in our operating activities during the three months ended March 31, 2012 was primarily due to the increase in operating assets, such as accounts receivable and inventories and decrease in operating liabilities, such as accrued and other current liabilities.

                The increase in accounts receivable was primarily due to the increase in billings over collections during the three months ended March 31, 2012. The increase in inventories was mainly due to inventory build-up in preparation for the second quarter shipments. The decrease in accrued and other current liabilities was mainly attributable to the payment of 2011 bonuses in the first quarter of 2012 and purchase of employee stock purchase plan.

Investing Activities

The $1.0 million cash generated from our investing activities during the three months ended March 31, 2012 was due primarily to $7.2 million net proceeds from the sales and maturities of short-term investments, partially offset by $3.5 million cash used for investment in a privately-held company, $2.2 million cash used for capital expenditures and $0.5 million cash used for certain business strategic initiatives. During the three months ended March 31, 2012, we sold $23.0 million and purchased $15.8 million worth of short-term investments.

We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

 The $1.3 million cash generated from our financing activities during the three months ended March 31, 2012 was primarily due to the proceeds from issuances of common stock of approximately $2.5 million and to the excess tax benefits from employee stock-based transactions of approximately $0.3 million, partially offset by $1.5 million cash used to repurchase restricted stock units for minimum statutory income tax withholding.

Contractual Obligations

Information regarding our operating lease obligations and other commitments is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on our Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in our contractual obligations since December 31, 2011.

Our contractual obligations as of March 31, 2012 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$11,788	$1,996	$3,889	$3,196	$2,707

Liquidity and Capital Resource Requirements

 Based on our estimated cash flows, we believe our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of March 31, 2012, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $144.1 million. A sensitivity analysis was performed on our investment portfolio as of March 31, 2012. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$447,000	$894,000	$1,341,000

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

0.5%	1.0%	1.5%
$483,000	$965,000	$1,448,000

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

Foreign Currency Exchange Risk

    A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Chinese Yuan and Japanese Yen.  Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  The following represents the potential impact on our cash flows of a change in the value of the U.S. dollar compared to the Chinese Yuan, Japanese Yen, Euro, British Pound, Taiwan Dollar and Korean Won for the three months ended March 31, 2012 and 2011.  This sensitivity analysis aggregates our activity in these currencies for the three months ended March 31, 2012 and 2011, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10% (in thousands).

	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	5%	5%	7.50%	7.50%	10%	10%
China (Yuan)	$216	$103	$324	$154	$432	$205
Japan (Yen)	57	94	86	141	115	188
Others	89	47	134	71	178	94
Total	$362	$244	$544	$366	$725	$487

 Derivative Instruments

As of March 31, 2012, the outstanding foreign exchange contracts had a total notional value of $4.5 million. See Note 11 in our notes to condensed consolidated financial statements of this report for more detailed discussions on derivative transactions.

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

Changes in Internal Control over Financial Reporting

    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our mobile and CE product revenue, which comprised approximately 70.5% and 66.2% of total revenue for the three months ended March 31, 2012 and 2011, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones.  Demand for consumer electronics is a function of the health of the economies in the United States, Japan and around the world. As a result of the recent global recession experienced by the U.S. and other economies around the world, as well as the European sovereign debt crisis, the overall demand for consumer electronics has been and may continue to be adversely affected. As a result, the demand for our mobile, CE and PC products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended March 31, 2012, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 34.3%, 8.9% and 7.3% of our total revenue, respectively.  For the three months ended March 31, 2011, revenue from Innotech Corporation, Samsung Electronics, Weikeng Industrial, Edom Technologies, Inc. and Microtek, Inc. accounted for 13.4%, 13.1%, 10.8%, 10.5% and 10.0% of our total revenue, respectively. In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and /or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

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

 Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.  Distributors generated 36.2% and 58.5% of our total revenue for the three months ended March 31, 2012 and 2011, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

In our industry, such conflict minerals are most commonly found in metals.  Some of our products use certain metals, such as gold, as part of the manufacturing process.  Although we have not yet determined whether the gold used in the manufacture of our products would be considered conflict minerals, if such a determination is made, we may not be able to obtain alternative supplies for such metals due to the limited number of sources of non-conflict metals.  If we are required to use alternative supplies, the price we pay for such metals may increase.

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

A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months ended March 31, 2012 and 2011, approximately 61.2% and 77.2% of our total revenue respectively, was generated from customers and distributors located outside of North America, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.

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

Our success depends on us investing significant amounts of resources into research and development.  Our research and development expenses as a percent of our total revenue were 39.5% and 31.1% for the three months ended March 31, 2012 and 2011, respectively.  We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability.  If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

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

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the three months ended March 31, 2012, more than 80% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.

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

 In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the three months ended March 31, 2012 and 2011 customers and distributors located in Japan generated 17.2% and 31.7% of our total revenue, respectively, and customers and distributors located in Taiwan generated 22.1% and 25.3% of our total revenue, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

				Filing	Filed
	Form	File No.	Exhibit	Date	Herewith

10.01*	Form of Change of Control Retention Agreement.				X

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS***	XBRL Instance Document				X

101.SCH***	XBRL Taxonomy Extension Schema Document				X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Dated: May 2, 2012	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry Chief Financial Officer (Principal Financial Officer)

Exhibit Index

				Filing	Filed
	Form	File No.	Exhibit	Date	Herewith

10.01*	Form of Change of Control Retention Agreement.				X

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS***	XBRL Instance Document				X

101.SCH***	XBRL Taxonomy Extension Schema Document				X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document				X

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