Form 10-Q
period 2012-06-30
SILICON IMAGE INC
filed 2012-08-08
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 27, 2012
Common Stock, $0.001 par value	82,306,287

SILICON IMAGE, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$31,111	$37,125
Short-term investments	116,242	124,301
Accounts receivable, net of allowances for doubtful accounts of $1,186 at June 30, 2012 and $1,382 at December 31, 2011	37,032	27,368
Inventories	17,047	10,062
Prepaid expenses and other current assets	5,788	9,101
Deferred income taxes	739	708
Total current assets	207,959	208,665
Property and equipment, net	13,079	12,772
Deferred income taxes, non-current	4,066	4,706
Intangible assets, net (Note 7)	10,923	11,915
Goodwill (Note 7)	18,646	18,646
Other assets	13,080	9,369
Total assets	$267,753	$266,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,408	$10,133
Accrued and other current liabilities	21,540	26,116
Deferred margin on sales to distributors	14,713	7,809
Deferred license revenue	2,699	2,684
Total current liabilities	56,360	46,742
Other long-term liabilities	16,019	14,815
Total liabilities	72,379	61,557
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 82,295,580 shares at June 30, 2012 and 82,069,472 shares at December 31, 2011	98	98
Additional paid-in capital	513,515	505,191
Treasury stock, 19,178,423 shares at June 30, 2012 and 17,614,441 shares at December 31, 2011	(118,082)	(111,049)
Accumulated deficit	(200,119)	(189,600)
Accumulated other comprehensive loss	(38)	(124)
Total stockholders’ equity	195,374	204,516
Total liabilities and stockholders’ equity	$267,753	$266,073

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product	$51,458	$42,019	$94,482	$80,076
Licensing	12,380	11,534	24,359	22,476
Total revenue	63,838	53,553	118,841	102,552
Cost of revenue and operating expenses:
Cost of product revenue (1)	25,851	22,267	48,950	42,139
Cost of licensing revenue	182	100	307	500
Research and development (2)	20,512	15,581	42,219	30,824
Selling, general and administrative (3)	14,196	13,840	30,333	26,891
Amortization of intangible assets	496	396	992	593
Restructuring expense (Note 8)	86	732	91	1,097
Total cost of revenue and operating expenses	61,323	52,916	122,892	102,044
Income (loss) from operations	2,515	637	(4,051)	508
Interest income and other, net	245	634	783	1,011
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	2,760	1,271	(3,268)	1,519
Income tax expense	3,109	2,557	6,057	3,625
Equity in net loss of an unconsolidated affiliate	594	-	1,194	-
Net loss	$(943)	$(1,286)	$(10,519)	$(2,106)

Net loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.13)	$(0.03)
Weighted average shares – basic and diluted	82,719	80,223	82,720	79,477

(1) Includes stock-based compensation expense	$104	$134	$322	$314
(2) Includes stock-based compensation expense	$742	$788	$1,902	$1,361
(3) Includes stock-based compensation expense	$862	$1,089	$2,772	$2,221

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(943)	$(1,286)	$(10,519)	$(2,106)

Foreign currency translation adjustments, net of tax	(11)	12	37	155
Change in fair value of effective cashflow hedges, net of tax	(31)	13	(16)	84
Change in unrealized net gain (loss) on available-for-sale investments, net of tax	(108)	51	66	42
Other comprehensive income (loss)	(150)	76	87	281

Comprehensive loss	$(1,093)	$(1,210)	$(10,432)	$(1,825)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,519)	$(2,106)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,060	3,266
Stock-based compensation expense	4,996	3,896
Amortization of investment premium	1,062	1,569
Tax benefits from employee stock-based transactions	472	1,433
Excess tax benefits from employee stock-based transactions	(472)	(1,433)
Amortization of intangible assets	992	593
Realized gain on sale of short-term investments	(61)	(145)
Equity in net loss of unconsolidated affiliate	1,194	-
Others	534	181
Changes in assets and liabilities:
Accounts receivable	(9,805)	(6,560)
Inventories	(6,985)	(2,774)
Prepaid expenses and other assets	3,114	(48)
Accounts payable	7,085	(419)
Accrued and other liabilities	(2,343)	(1,624)
Deferred margin on sales to distributors	6,904	68
Deferred license revenue	(6)	(1,590)
Cash used in operating activities	(778)	(5,693)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	46,167	109,708
Purchases of short-term investments	(38,978)	(70,046)
Cash used in business acquisitions	-	(15,910)
Purchases of property and equipment	(3,950)	(3,745)
Investment in a privately held company	(3,500)	-
Advances for intellectual properties	(732)	(7,090)
Other investing activities	(500)	-
Cash provided by (used in) investing activities	(1,493)	12,917
Cash flows from financing activities:
Proceeds from issuances of common stock	2,855	4,354
Excess tax benefits from employee stock-based transactions	472	1,433
Repurchases of restricted stock units for income tax withholding	(1,916)	(1,461)
Repurchases of common stock	(5,118)	-
Payment of a line of credit assumed in business acquisition	-	(523)
Cash provided by (used in) financing activities	(3,707)	3,803
Effect of exchange rate changes on cash and cash equivalents	(36)	(43)
Net increase (decrease) in cash and cash equivalents	(6,014)	10,984
Cash and cash equivalents — beginning of period	37,125	29,942
Cash and cash equivalents — end of period	$31,111	$40,926
Supplemental cash flow information:
Restricted stock units vested	$5,558	$4,416
Property and equipment and other assets purchased but not paid for	$906	$597
Unrealized gain on short term investments	$66	$41
Cash payments for income taxes, net of refunds	$(2,944)	$(3,111)
Common stock issued in connection with business acquisition (1.3 million shares)	$-	$10,429

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2011 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of June 30, 2012 and December 31, 2011 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, condensed consolidated statements of comprehensive income (loss) for three and six months ended June 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Financial results for the three and six months ended June 30, 2012 are not necessarily indicative of future financial results.

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2012 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 2.  NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period, excluding shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive equivalents outstanding during the period, if any, determined using the treasury stock method. There are no dilutive securities for the three and six months ended June 30, 2012 and 2011 due to the Company’s net losses. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(943)	$(1,286)	$(10,519)	$(2,106)
Denominator:
Weighted average outstanding shares used to compute basic and diluted net loss per share	82,719	80,223	82,720	79,477

Net loss per share: – basic and diluted	$(0.01)	$(0.02)	$(0.13)	$(0.03)

As a result of the net loss for the three and six months ended June 30, 2012, approximately 5.8 million and 5.0 million common stock  equivalents, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

As a result of the net loss for the three and six months ended June 30, 2011, approximately 5.7 million common stock equivalents were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 3.  BALANCE SHEET COMPONENTS

The components of inventory, prepaid expenses and other current assets, property and equipment and other assets consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Inventories:
Raw materials	$4,456	$5,104
Work in process	4,731	1,071
Finished goods	7,860	3,887
	$17,047	$10,062

Prepaid expense and other current assets:
Prepaid software maintenance	$1,774	$2,625
Interest receivable	1,169	910
Prepaid insurance	604	211
Security deposit	384	568
Income tax receivable	-	1,012
Others	1,857	3,775
	$5,788	$9,101

Property and equipment:
Computers and software	$22,156	$21,233
Equipment	34,488	32,932
Furniture and fixtures	1,560	2,727
	58,204	56,892
Less: accumulated depreciation	(45,125)	(44,120)
Total property and equipment, net	$13,079	$12,772

Other assets:
Investment in an unconsolidated affiliate (Note 5)	$5,326	$6,520
Investment in a privately-held company (Note 5)	3,500	-
Advances for intellectual properties	2,769	1,848
Others	1,485	1,001
	$13,080	$9,369

The components of accrued liabilities and other long-term liabilities were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Accrued and other current liabilities:
Accrued payroll and related expenses	$7,539	$8,540
Accrued royalties	6,922	5,926
Accrued product rebate	1,140	2,389
Contingent consideration in connection with a business acquisition (Note 6)	755	1,304
Accrued restructuring (Note 8)	299	910
Accrued payables	3,372	5,522
Others	1,513	1,525
	$21,540	$26,116

Other long-term liabilities:
Non-current liability for uncertain tax positions	$13,592	$12,480
Non-current deferred license revenue	1,221	1,242
Others	1,206	1,093
	$16,019	$14,815

NOTE 4.  FAIR VALUE MEASUREMENTS

The Company records its financial instruments that are accounted for under FASB Accounting Standards Codification (ASC) No. 320-10-25, “Recognition of Investments in Debt and Equity Securities,” and derivative contracts under FASB ASC No. 815, “Derivatives and Hedging,” at fair value. The determination of fair value is based upon the fair value framework established by FASB ASC No. 820-10-35, “Fair Value Measurements and Disclosures – Subsequent Measurement” (ASC 820-10-35). ASC 820-10-35 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for such asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents and short-term investments approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

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

 The Company measures certain assets, including its cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three and six months ended June 30, 2012 and 2011, the Company did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of June 30, 2012:

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Assets:
Cash equivalents:
Money market funds	$17,957	$-	$-	$17,957
Corporate securities	-	5,608	-	5,608
Total cash equivalents	$17,957	$5,608	$-	$23,565
Short-term investments:
Certificate of deposits	$-	$10,261	$-	$10,261
Municipal securities	-	81,844	-	81,844
Corporate securities	-	24,137	-	24,137
Total short-term investments	$-	$116,242	$-	$116,242
Liabilities:
Contingent consideration in connection with a business acquisition (Note 6)	$-	$-	$(755)	$(755)

The cash equivalents in the above table exclude $7.5 million in cash held by the Company or in its accounts or with investment fund managers as of June 30, 2012.

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

The following table presents the changes in the Company’s Level 3 liabilities, which are measured at fair value on a recurring basis, during the six months ended June 30, 2012 and 2011 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	Liabilities
	2012	2011
Beginning balance at January 1,	$(1,304)	$-
Addition of contingent consideration from business acquisition (Note 6)	-	(1,481)
Payments	590	-
Adjustment in the fair value of contingent consideration	(41)	-
Ending balance at June 30,	$(755)	$(1,481)

There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the quarter ended June 30, 2012.

NOTE 5.  INVESTMENTS

Equity Method Investment

On July 13, 2011, the Company purchased a 17.5% equity ownership interest in a U.S. based privately-held company for $7.5 million in cash. The privately-held company develops and designs wireless audio semiconductor chips. The Company accounts for this investment under the equity method. Through June 30, 2012, the Company has reduced the value of this investment by $2.2 million, representing its proportionate share of the privately-held company’s net loss. As of June 30, 2012 and December 31, 2011, the recorded value of this investment was $5.3 million and $6.5 million, respectively.

Concurrently with the equity investment, the Company entered into the following agreements with the privately-held company: (a) a call option agreement whereby the Company can acquire the privately-held company for $35.0 million in cash plus earn-out payments; (b) a sales representative agreement  whereby the privately-held company appointed the Company as its sole and exclusive independent representative for the purposes of soliciting orders for and promoting  its products to the Company’s prospects as listed in the agreement; and (c) a technology and IP license agreement granting the Company a license to certain technology of the privately-held company upon occurrence of certain future events. The Company’s option to purchase the privately held company had an original expiration date in April 2012 subject to the Company’s ability to extend the expiration of the call option until January 2013 with an additional investment of $2.75 million by July 2012.  The Company has not exercised the call option and has made the additional investments to extend the expiration of the call option.

The Company assesses the potential impairment of the equity method investment by considering available evidence such as the investee’s actual and forecasted operating results, liquidity and capital resources, the market for the investee’s products and services, and the overall progress the investee has made towards its business objectives. The Company has not recognized any impairment losses on this investment. There were no additional contributions made or dividends or distributions received in the three and six months ended June 30, 2012.

In July 2012, the Company invested an additional $2.75 million in the privately-held company, in the form of convertible secured promissory notes (the Notes). The Notes bear interest at a rate of 3% per annum and are payable in full in July 2014. The Notes are collateralized by a security interest in all of the assets of the privately-held company. In addition, at any time prior to the time the Notes are paid in full, the Company may convert all or a portion of the outstanding balance of the Notes into Class B units of the privately-held company at a price of $2.329 per unit or into units issued in the next financing at the price per unit sold in such financing.

Cost Method Investment

In February 2012, the Company paid $3.5 million of cash to purchase a minority interest in a privately held company which designs and develops wireless semiconductor chips.  This investment is accounted for using the cost method as the Company’s ownership percentage is minor and the Company does not exert significant influence over the investee.

NOTE 6.  ACQUISITION

SiBEAM, Inc.

On May 16, 2011, the Company completed its acquisition of SiBEAM, Inc. (SiBEAM) pursuant to an Agreement and Plan of Merger dated April 13, 2011.  SiBEAM was a privately-held, fabless semiconductor company headquartered in Sunnyvale, California and provided high-speed wireless communication products for uncompressed HD video in consumer electronics and personal computer applications. The acquisition of SiBEAM was completed in support of the Company’s mission to be the leader in advanced HD connectivity solutions. SiBEAM’s results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning May 16, 2011.  The acquisition costs, which were expensed as incurred, were approximately $920,000.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not amortized, but is tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill from this acquisition is not deductible for income tax purposes.

Anchor Bay Technology

On February 2, 2011, the Company purchased the net assets of Anchor Bay Technology (ABT), a San Jose, California based company involved in developing certain technology that is consistent with the Company’s long-term business strategy, for a total consideration of approximately $3.6 million in cash, subject to certain contingent milestone and earn-out payments as further described below. ABT designed and manufactured video processing semiconductor and system-level solutions. ABT offered advanced video processing chips for de-interlacing and format conversion applications, and video scaling chips for Blu-Ray players, HD set-top box, and AV receiver applications. The acquisition costs, which were expensed as incurred, were approximately $90,000.

 The total fair value of the purchase consideration for this acquisition consists of the following (in thousands):

Estimated Fair Value
Cash consideration	$1,916
Contingent payments:
First milestone	529
Second milestone	525
Earn-out payments	427
Settlement of pre-existing arrangements	249
Total purchase price	$3,646

Contingent Considerations

First milestone – The Company would pay the former stockholders of ABT $590,000 in cash upon the successful release on or before March 31, 2012 of product samples being developed by the Company which incorporate certain of ABT’s technologies.  The acquisition-date fair value of the first milestone payment was approximately $529,000. The first milestone was achieved and the Company paid $590,000 to the former stockholders of ABT in April 2012.

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

The Company re-evaluates the fair value of the milestone considerations and earn-out payments from the date of acquisition to the end of each reporting period until the contingency is resolved. The Company re-evaluated the fair values of the milestone considerations and earn-out payments for the three months ended June 30, 2012 and the resulting change in the estimated liabilities was insignificant.

Prior to this acquisition, the Company entered into an IP License Agreement with ABT in 2010 for the use of certain of its intellectual property in exchange for a payment of $249,000, which was included in “Other Assets” in the Company’s consolidated balance sheet as of December 31, 2010. The Company’s acquisition of ABT in February 2011 resulted in the acquisition of the IP licensed in this IP License Agreement and the effective settlement of that agreement. There was no gain or loss on such effective settlement.  As a result, the payment made to ABT in connection with this IP License Agreement was considered part of the acquisition-date fair value of the total consideration transferred.

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

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no additions or impairments of goodwill during the three and six months ended June 30, 2012.

Goodwill is tested for impairment on an annual basis (on September 30th) using the two-step model. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Purchased Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2012 (in thousands):

		Gross Carrying Amount			Accumulated Amortization			Net
	Useful Life	Dec 31,		Jun 30,	Dec 31,		Jun 30,	Jun 30,	Dec 31,
	(years)	2011	Addition	2012	2011	Addition	2012	2012	2011
Intangible assets with finite lives
Intellectual Property	6	$1,600	$-	$1,600	$(245)	$(133)	$(378)	$1,222	$1,355
Core Technology	3	1,600	-	1,600	(489)	(267)	(756)	844	1,111
Trademark	5	3,000	-	3,000	(375)	(300)	(675)	2,325	2,625
System Technology	3	400	-	400	(122)	(67)	(189)	211	278
Customer Relationship	2-5	1,500	-	1,500	(354)	(225)	(579)	921	1,146
Total intangible assets with finite lives		8,100	-	8,100	(1,585)	(992)	(2,577)	5,523	6,515

Intangible assets with indefinite lives
Trade Name	indefinite	600	-	600	-	-	-	600	600
In-process R&D	indefinite	4,800	-	4,800	-	-	-	4,800	4,800
Total intangible assets with indefinite lives		5,400	-	5,400	-	-	-	5,400	5,400
Total purchased intangible assets		$13,500	$-	$13,500	$(1,585)	$(992)	$(2,577)	$10,923	$11,915

There were no impairment charges with respect to the purchased intangible assets arising from business acquisitions during the three and six months ended June 30, 2012 and 2011.

The intangible assets related to the in-process research and development will be amortized over the estimated useful life of the technology upon completion of its development.  After initial recognition, acquired in-process research and development assets are accounted for as indefinite-lived intangible assets until the completion of the related development. Development costs incurred after acquisition on acquired development projects are expensed as incurred. Upon completion of development, acquired in-process research and development assets are considered amortizable finite-lived assets. If the in-process research and development project is abandoned, the Company will record an impairment charge in the period in which it is abandoned.  The related in-process research development projects are expected to be completed in 2012.

The estimated future amortization expense of purchased intangible assets with finite lives for future periods is as follows (in thousands):

Year ending December 31,	Amount
2012 (remaining 6 months)	$992
2013	1,754
2014	1,122
2015	1,067
2016	567
Thereafter	21
Total	$5,523

NOTE 8.  RESTRUCTURING CHARGES

For the three and six months ended June 30, 2012, the Company recorded restructuring expense of approximately $86,000 and $91,000, respectively, which primarily consisted of the sublease portion of rent payments on an exited facility, offset by the reversal of accrued severance and benefits resulting from a change in estimates of costs incurred for prior restructuring activities.

For the three and six months ended June 30, 2011, the Company recorded restructuring expense of approximately $0.7 million and $1.1 million, respectively, which primarily consisted of severance and benefits for terminated employees and cost related to operating lease commitments on exited facilities.

The table below summarizes the Company’s restructuring activities for the six months ended June 30, 2012 (in thousands):

	Employee Severance and Benefits	Operating Lease	Total
Accrued restructuring balance as of January 1, 2012	$786	$124	$910
Additional accruals/adjustments	(92)	183	91
Cash payments	(427)	(275)	(702)
Accrued restructuring balance as of June 30, 2012	$267	$32	$299

The restructuring plan for the Company’s storage business is substantially completed. Operating lease commitment relating to SiBEAM acquisition will expire in September 2012.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 31, 2007, the Company received a demand letter dated July 31, 2007, demanding on behalf of alleged shareholder Vanessa Simmonds that the Company’s board of directors prosecute a claim against the underwriters of the Company’s initial public offering, in addition to certain unidentified officers, directors and principal shareholders as identified in the Company’s IPO prospectus, for violations of sections 16(a) and 16(b) of the Securities Exchange Act of 1934. In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Ms. Simmonds against certain of the underwriters of the Company’s initial public offerings, captioned “Vanessa Simmonds v. Credit Suisse Group, et al.” The plaintiff alleges that the underwriters engaged in short-swing trades and seeks disgorgement of profits in amounts to be proven at trial from the underwriters. On February 25, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in the lawsuit with prejudice.  On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss.  On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals.  Oral argument was heard in the Ninth Circuit on October 5, 2010, and the Court issued its written opinion on December 2, 2010.  The Ninth Circuit affirmed the District Court’s decision that the demand letters submitted to the other 24 issues (including the Company) were sufficiently similar as also to require dismissal with prejudice.  The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on the statute of limitations grounds.  On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing and a rehearing en banc, which petitions were denied on January 18, 2011.  On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the courts’ mandate pending those parties’ respective petitions for writ of certiorari to the United States Supreme Court.  On April 5 and 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the Supreme Court.  On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied the petition of the plaintiff. On November 29, 2011 the Supreme Court heard oral argument. On March 26, 2012 the Supreme Court reversed the Ninth Circuit’s ruling that plaintiff’s claim was not barred by the applicable statute of limitations, and remanded further proceedings on plaintiff’s alternative claim that the statute of limitations was extended by the doctrine of equitable tolling. Upon remand to the District Court, on June 11, 2012, plaintiff filed a notice of voluntary dismissal, thereby concluding the matter.

In the fourth quarter of 2011, the Company was notified that a customer’s product incorporating one of the Company’s chipsets did not pass compliance testing in connection with certain technology implemented in the Company’s product.  The Company is in discussions regarding this matter with the customer and the entity responsible for the licensing and administration (including compliance testing) of the technology at issue.  As no claim has been made against the Company, it is premature to form a conclusion as to the potential outcome of such a claim, if made, or the range of possible loss to the Company.

From time to time the Company has been named as a defendant in a number of judicial and administrative proceedings incidental to its business.  Moreover, from time to time, the Company receives notices from licensees of its technology and from adopters of the standards for which the Company serves as agent disputing the payment of royalties and sometimes requesting a refund of royalties allegedly overpaid.

The Company intends to defend the above matters vigorously and although adverse decisions or settlements may occur in one or more of such cases, the final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Guarantees

Certain of the Company’s licensing agreements indemnify its customers for any expenses or liabilities resulting from claimed infringements of third party patents, trademarks or copyrights by its products. Certain of these indemnification provisions are perpetual from execution of the agreement and, in some instances the maximum amount of potential future indemnification is not limited. To date, the Company has not paid any such claims or been required to defend any lawsuits with respect to any such claim.

Operating Leases

 The Company’s future operating lease commitments at June 30, 2012 were as follows (in thousands):

Year ending December 31,	Amount
2012 (remaining 6 months)	$1,596
2013	2,796
2014	2,476
2015	1,881
2016	1,661
Thereafter	2,707
Total	$13,117

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

Valuation and Expense Information Under Stock-based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee stock option plans:
Expected life in years	4.0	4.0	4.0	4.0
Expected volatility	71.3%	70.4%	70.9%	69.7%
Risk-free interest rate	0.6%	1.3%	0.6%	1.5%
Expected dividends	none	none	none	none
Weighted average fair value	$2.49	$3.27	$2.47	$3.60

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	68.3%	71.1%	68.3%	71.1%
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected dividends	none	none	none	none
Weighted average fair value	$1.85	$3.04	$1.85	$3.04

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

For the three months ended June 30, 2012 and 2011,  no shares were purchased under the ESPP program. For the six months ended June 30, 2012 and 2011, 517,610 and 514,111 shares of common stock were purchased under the ESPP program, respectively. At June 30, 2012, the Company had $340,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a remaining period of approximately 1.5 months.

Stock Option Activity

 The following is a summary of activity under the Company’s stock option plans during the six months ended June 30, 2012, excluding RSUs (in thousands, except weighted average exercise price and contractual term):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Terms in Years	Value
At January 1, 2012	5,937	$6.05
Granted	191	4.68
Forfeitures and cancellations	(296)	7.24
Exercised	(123)	4.09
At June 30, 2012	5,709	$5.99	4.99	$2,019
Vested and expected to vest at June 30, 2012	5,208	$6.06	4.88	$1,820
Exercisable at June 30, 2012	3,158	$6.79	4.08	$835

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on June 30, 2012. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the quarter ended June 30, 2012 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and six months ended June 30, 2012 was $132,000 and $183,000, respectively, and $374,000 and $2.7 million for the three and six months ended June 30, 2011, respectively.

At June 30, 2012, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.33 years, was $4.2 million, net of estimated forfeitures.

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

 A summary of activity with respect to the Company’s RSUs during the six months ended June 30, 2012 is as follows: (in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	2,983	$5.59
Granted	272	4.89
Vested	(1,150)	4.90
Forfeitures and cancellations	(115)	5.94
Outstanding at June 30, 2012	1,990	$5.87

Of the 1,990,548 RSUs outstanding as of June 30, 2012, approximately 1,557,154 units are expected to vest after considering the applicable forfeiture rate.

At June 30, 2012, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.22 years, was $8.4 million, net of estimated forfeitures.

During the three months ended June 30, 2012 and 2011, the Company repurchased 88,917 and 54,823 shares of stock, respectively, for an aggregate value of $451,000 and $393,000, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. During the six months ended June 30, 2012 and 2011, the Company repurchased 392,720 and 176,460 shares of stock, respectively, for an aggregate value of $1.9 million and $1.5 million, respectively.   The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock Repurchase Program

In April 2012, the Company’s Board of Directors authorized a $50 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company's management, based on its evaluation of market conditions, cash on hand and other factors and may be made under a stock repurchase plan. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board at any time.

During the three months ended June 30, 2012, the Company repurchased a total of 1.2 million shares of its common stock at a total cost of $5.1million with an average price per share of $4.37.

NOTE 11.  DERIVATIVE INSTRUMENTS

Silicon Image is a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of its business. The Company has operations in the United States, Europe and Asia; however, a majority of its revenue, costs of revenue, expense and capital purchasing activities are being transacted in U.S. Dollars. As a corporation with international as well as domestic operations, the Company is exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on the Company’s financial results. Periodically, the Company uses foreign currency forward contracts to hedge certain forecasted foreign currency transactions relating to operating expenses. The Company does not enter into derivatives for speculative or trading purposes. The Company uses derivative instruments primarily to manage exposures to foreign currency fluctuations on forecasted cash flows and balances primarily denominated in Chinese Yuan and Indian Rupee. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. These derivatives are designated as cash flow hedges and have maturities of less than one year.

The Company accounts for derivative instruments in accordance with the provisions of FASB ASC No. 815-20-25, “ Derivatives and Hedging – Hedging Recognition.” The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company’s derivatives are designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain  or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in other income (expense) on the Company’s consolidated statements of operations.

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

The amount of net gain or loss recognized in other comprehensive income (OCI) on effective cash flow hedges as of June 30, 2012 and December 31, 2011 was insignificant. The amount of gain or loss reclassified from accumulated OCI to operating expenses for the three and six months ended June 30, 2012 and 2011, and the amount of gain or loss recognized in income on ineffective cash flow hedges for the three and six months ended June 30, 2012 and 2011 were insignificant. The fair value of the cash flow hedges as of June 30, 2012 and December 31, 2011 was insignificant.

 As of June 30, 2012 and December 31, 2011, the outstanding foreign currency forward contracts had a total notional value of approximately $3.6 million and $3.6 million, respectively.

NOTE 12.  PROVISION FOR INCOME TAXES

The Company recorded an income tax expense of $3.1 million and $6.1 million for the three and six months ended June 30, 2012, respectively.  The effective tax rates for the three and six months ended June 30, 2012 were 112.6% and (185.3%), respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital, and state taxes.

The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at June 30, 2012.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

The Company recorded an income tax expense of $2.6 million and $3.6 million for the three and six months ended June 30, 2011. The effective tax rates for the three and six months ended June 30, 2011 were 201.2% and 238.6%, respectively, and were based on the Company’s projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes, foreign taxes and a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company had interest and penalties of $53,000 and $106,000 for the three and six months ended June 30, 2012, respectively, and approximately $52,000 and $103,000 for the three and six months ended June 30, 2011, respectively.  The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

NOTE 13.  CUSTOMER AND GEOGRAPHIC INFORMATION

The Company operates in one reportable operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content.  The Company’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance. The Company had only one operating segment in each of the three and six months ended June 30, 2012 and 2011 and it operates in only one reportable operating segment, semiconductor and IP solutions for high-definition content.

Revenue

 Revenue by geographic area based on bill to location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$23,646	$14,255	$44,692	$25,033
Taiwan	17,804	18,299	29,977	30,681
Japan	10,480	9,528	19,942	25,040
China	4,385	4,055	8,313	8,562
Korea	3,608	2,918	7,622	5,431
Europe	3,536	4,051	7,511	6,871
Others	379	447	784	934
Total revenue	$63,838	$53,553	$118,841	$102,552

Revenue by geographic area based on customers’ headquarters location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Korea	$23,114	$13,412	$45,136	$23,172
Taiwan	17,804	18,300	29,983	30,682
Japan	10,491	9,776	19,953	25,714
China	4,385	4,055	8,302	8,462
United States	4,129	3,513	7,177	6,917
Europe	3,536	4,051	7,511	6,680
Others	379	446	779	925
Total revenue	$63,838	$53,553	$118,841	$102,552

The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Mobile	$29,871	$16,960	$52,127	$23,131
Consumer Electronics	15,927	19,436	32,438	45,691
Personal Computers	5,660	5,623	9,917	11,254
Total product revenue	51,458	42,019	94,482	80,076
Licensing	12,380	11,534	24,359	22,476
Total revenue	$63,838	$53,553	$118,841	$102,552

 The Company’s revenue by customers was as follows (in percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	30.2%	20.3%	32.1%	16.9%
Customer B	14.2%	20.5%	11.8%	15.7%
Customer C	8.0%	11.7%	7.7%	11.2%

At June 30, 2012, three customers each represented 21.6%, 17.0% and 14.8%, respectively, of net accounts receivable. At December 31, 2011, two customers each represented 17.7% and 11.9% of net accounts receivable. The Company’s top five customers, including distributors, generated 64.7% and 62.7% of the Company’s revenue for three and six months ended June 30, 2012, respectively, and 64.3% and 61.2% of the Company’s revenue for the three and six months ended June 30, 2011, respectively.

Property and Equipment

The table below presents the net book value of the property and equipment by their physical location (in thousands):

	June 30, 2012	December 31, 2011
United States	$6,431	$7,114
China	3,728	3,184
Taiwan	1,568	1,912
India	1,044	256
Others	308	306
Net book value	$13,079	$12,772

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

Company Overview

Silicon Image is a leading provider of wireless and wired connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for mobile, consumer electronics (CE) and personal computing (PC) markets. We deliver our technology via semiconductor and intellectual property (IP) products and services that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smart  phones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, as well as desktop and notebook PCs. Silicon Image’s current growth is being driven by its mobile solutions supporting the latest mobile HD video connectivity standard, Mobile High-Definition Link (MHL®). Silicon Image has also driven the creation of the highly successful High-Definition Multimedia Interface (HDMI®) and Digital Visual Interface (DVI™) industry standards. We have also established Serial Port Memory Technology (SPMT™), a memory interface standard for mobile devices and are actively involved with the standard for 60GHz wireless HD video/ audio – WirelessHD®. Via our wholly-owned subsidiary, Simplay Labs, LLC, Silicon Image offers manufacturers comprehensive product interoperability and standards compliance testing services.  Founded in 1995, we are headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Japan, Korea, Taiwan and India.

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

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our largest customer generated 30.2% and 32.1% of our revenues for the three and six months ended June 30, 2012, respectively. In addition, our top five customers, including distributors, generated 64.7% and 62.7% of our revenue for three and six months ended June 30, 2012, respectively, and 64.3% and 61.2% of our revenue for the three and six months ended June 30, 2011, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. Revenue generated through distributors was 43.8% and 40.3% of our total revenue for the three and six months ended June 30, 2012, respectively, and  56.0% and 57.2% of our total revenue for the three and six months ended June 30, 2011, respectively.  Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

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

Results of Operations

REVENUE

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue
Mobile	$29,871	$16,960	76.1%	$52,127	$23,131	125.4%
Consumer Electronics	15,927	19,436	-18.1%	32,438	45,691	-29.0%
Personal Computers	5,660	5,623	0.7%	9,917	11,254	-11.9%
Total product revenue	51,458	42,019	22.5%	94,482	80,076	18.0%
Percentage of total revenue	80.6%	78.5%		79.5%	78.1%
Licensing revenue	12,380	11,534	7.3%	24,359	22,476	8.4%
Percentage of total revenue	19.4%	21.5%		20.5%	21.9%
Total revenue	$63,838	$53,553	19.2%	$118,841	$102,552	15.9%

Product Revenue

Our consolidated total revenue for the three and six months ended June 30, 2012 increased by $10.3 million, or 19.2%, and $16.3 million, or 15.9%, respectively, compared to the revenue earned in the same periods in 2011. Product revenue during the three and six months ended June 30, 2012 increased by $9.4 million, or 22.5%, and $14.4 million, or 18.0%, respectively, compared to the same period in 2011. The increase in product revenue was primarily due to increased demand for our mobile products offset in part by lower CE and PC revenue. Revenue from our mobile products during the three and six months ended June 30, 2012 increased by $12.9 million, or 76.1%, and $29.0 million, or 125.4%, respectively, compared to the same period in 2011. The increase in our mobile products was primarily due to the continued success of our MHL product line. These products were introduced in the latter part of fiscal year 2010. Since then, we have seen increased shipments of these products quarter after quarter. Our MHL products represent the majority of our mobile revenue. Revenue from our CE market for the three and six months ended June 30, 2012 decreased by $3.5 million, or 18.1%, and $13.3 million, or 29.0%, respectively, compared to the CE revenue generated in the same period in 2011. The decrease in our CE revenue was primarily the result of a broad-based market shift to lower-end digital television (DTV) products that incorporate our semiconductor products less frequently. Revenue from our PC market for the three months ended June 30, 2012 remained flat but revenue from PC market for the six months ended June 30, 2012 decreased by $1.3 million, or 11.9%, as compared to the same period in 2011. Our PC revenues continue to decline as we are no longer making any investments in these legacy products.

Licensing Revenue

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology and standards.  Revenue from licensing accounted for 19.4% and 20.5% of our total revenue for the three and six months ended June 30, 2012, respectively, compared to 21.5% and 21.9% of our total revenue for the three and six months ended June 30, 2011, respectively. Licensing revenue during the three and six months ended June 30, 2012 increased by $0.8 million, or 7.3%, and $1.9 million, or 8.4%, respectively, compared to the same period in 2011. The increase in IP revenues are primarily the result of increased royalty revenues earned in the quarter, as a result of increased units reported under the various royalty agreement and as a result of the completion of certain royalty audits. Our IP revenue may fluctuate quarter to quarter as a result of the timing of completion of IP license arrangements or the closure of royalty audits.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$25,851	$22,267	16.1%	$48,950	$42,139	16.2%
Product gross profit	25,607	19,752	29.6%	45,532	37,937	20.0%
Product gross profit margin	49.8%	47.0%		48.2%	47.4%

(1) Includes stock-based compensation expense	$104	$134		$322	$314

Cost of licensing revenue	$182	$100	81.8%	$307	$500	-38.6%
Licensing gross profit	12,198	11,434	6.7%	$24,052	$21,976	9.4%
Licensing gross profit margin	98.5%	99.1%		98.7%	97.8%

Total cost of revenue	$26,033	$22,367	16.4%	$49,257	$42,639	15.5%
Total gross profit	37,805	31,186	21.2%	$69,584	$59,913	16.1%
Total gross profit margin	59.2%	58.2%		58.6%	58.4%

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs, including stock-based compensation expense. Total cost of revenue for the three and six months ended June 30, 2012 increased by $3.7 million, or 16.4%, and $6.6 million, or 15.5%, respectively, when compared to the total cost of revenue in the same periods in 2011. The increase in the total cost of revenue was primarily due to the growth in revenue volume during the same comparative periods.

Product Gross Margin

 Our product gross profit as a percentage of product revenue for the three months ended June 30, 2012 was 49.8% compared to 47.0% for the same period in 2011. Product gross profit margin for the three months ended June 30, 2012 was 2.8% higher than the product gross profit margin in the same period in 2011 primarily due to product cost reductions exceeding average selling price reductions. The decrease in product cost is primarily due to lower wafer, assembly, packaging and testing costs, better absorption of fixed and semi-variable overheads as a result of increased revenue and lower depreciation expense due to fully depreciated testers.

Our product gross profit as a percentage of product revenue for the six months ended June 30, 2012 of 48.2% was comparable with the product gross profit margin of 47.4% for the same period in 2011.

Licensing Gross Margin

Our licensing gross profit margin for the three and six months ended June 30, 2012 were 98.5% and 98.7%, respectively, compared to 99.1% and 97.8% for the three and six months ended June 30, 2011, respectively.  Licensing gross margin during the three and six months ended June 30, 2012 were comparable to the licensing gross profit margin in the same period in 2011.

OPERATING EXPENSES

Research and Development (R&D)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$20,512	$15,581	31.6%	$42,219	$30,824	37.0%
Percentage of total revenue	32.1%	29.1%		35.5%	30.1%

(1) Includes stock-based compensation expense	$742	$788		$1,902	$1,361

R&D expense consists primarily of employee compensation and benefits, including stock-based compensation, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials.  R&D expense for the three months ended June 30, 2012 increased by $4.9 million, or 31.6%, when compared to the same period in 2011, primarily due to an increase in compensation related expenses as a result of the SiBEAM acquisition in May 2011 and annual bonus accruals of $2.0 million, hiring fees paid to hire 75 engineers in India of approximately $1.5 million, and higher mask-set costs and project related expenses of approximately $1.2 million. R&D expense for the six months ended June 30, 2012 increased by $11.4 million, or 37.0%, when compared to the same period in 2011, primarily due to an increase in compensation related expenses as a result of the SiBEAM acquisition in May 2011, annual merit increases and annual bonus accruals of $4.4 million, hiring fees paid to hire 75 engineers in India of approximately $3.0 million, and higher mask-set costs and project related expenses of approximately $3.6 million.

Selling, General and Administrative (SG&A)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$14,196	$13,840	2.6%	$30,333	$26,891	12.8%
Percentage of total revenue	22.2%	25.8%		25.5%	26.2%

(1) Includes stock-based compensation expense	$862	$1,089		$2,772	$2,221

 SG&A expense consists primarily of compensation and benefits, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three months ended June 30, 2012 was comparable with SG&A expense for the same period in 2011. SG&A expense for the six months ended June 30, 2012 increased by $3.4 million, or 12.8%, when compared to the same period in 2011, primarily due to an increase in compensation related expenses driven by annual merit increases and annual bonus accrual of $1.8 million, an increase in stock-based compensation expense of approximately $0.6 million, and an increase in consulting, travel and legal expenses of approximately $1.9 million, partially offset by lower rent and relocation expenses.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$496	$396	25.2%	$992	$593	67.3%
Percentage of total revenue	0.8%	0.7%		0.8%	0.6%

 The increase in the amortization of intangible assets was primarily due to amortization of the intangible assets acquired from the acquisition of SiBEAM in May 2011.

Restructuring Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Restructuring expense	$86	$732	-88.3%	$91	$1,097	-91.7%
Percentage of total revenue	0.1%	1.4%		0.1%	1.1%

For the three months ended June 30, 2012, we recorded and paid restructuring expense of approximately $86,000 related to the sublease portion of quarterly rent payments on an exited facility. For the six months ended June 30, 2012, we recorded and paid restructuring expense of approximately $183,000 related to the sublease portion of quarterly rent payments on an exited facility, offset by the reversal of accrued severance and benefits of $92,000 resulting from a change in estimates of costs incurred for prior restructuring activities. For the three and six months ended June 30, 2011, we recorded severance benefits and exit costs incurred as a result of SiBEAM acquisition, storage business restructuring expenses and the sublease portion of quarterly rent payments on exited facilities.

Interest Income and Other, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$245	$634	-61.4%	$783	$1,011	-22.6%
Percentage of total revenue	0.4%	1.2%		0.7%	1.0%

The interest and other income for the three and six months ended June 30, 2012 decreased primarily due to a decrease in gain from short-term investments, a decrease in interest income and loss from foreign currency transactions.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense	$3,109	$2,557	21.6%	$6,057	$3,625	67.1%
Percentage of total revenue	4.9%	4.8%		5.1%	3.5%

We recorded income tax expense of $3.1 million and $6.1 million for the three and six months ended June 30, 2012, respectively. The effective tax rates for the three and six months ended June 30, 2012 were 112.6% and (185.3%), respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital, and state taxes.

We recorded income tax expense of $2.6 million and $3.6 million for the three and six months ended June 30, 2011, respectively. The effective tax rates for the three and six months ended June 30, 2011 were 201.2% and 238.6%, respectively, and were based on our projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to state taxes, foreign taxes and a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital.

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

	June 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$31,111	$37,125	$(6,014)
Short term investments	116,242	124,301	(8,059)
Total cash, cash equivalents and short term investments	$147,353	$161,426	$(14,073)
Percentage of total assets	55.0%	60.7%

Total current assets	$207,959	$208,665	$(706)
Total current liabilities	(56,360)	(46,742)	(9,618)
Working capital	$151,599	$161,923	$(10,324)

At June 30, 2012, we had $151.6 million of working capital including $147.3 million of cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments decreased by $14.1 million from $161.4 million as of December 31, 2011 to $147.3 million as of June 30, 2012 primarily due to $5.1 million cash used for the repurchase of our common stock, $3.5 million cash used for investment in a privately-held company, $3.0 million cash used to hire 75 engineers in India, $1.5 million cash used for capital expenditures, $0.6 million cash used for a milestone payment to ABT and $0.5 million cash used for certain business strategic initiatives. As of June 30, 2012, $2.6 million of the $31.1 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors.

                Working capital at June 30, 2012 decreased by approximately $10.3 million compared to the working capital at December 31, 2011 primarily due to a $9.6 million net increase in operating liabilities and $0.7 million net decrease in operating assets. The $0.7 million net decrease in operating assets was primarily due to the previously mentioned $14.1 million decrease in total cash and cash equivalents and short-term investments and $3.1 million decrease in prepaid expenses and other assets, partially offset by a $9.8 million increase in accounts receivable and $7.0 million increase in inventory. The increase in accounts receivable was primarily due to the increase in billings over collections during the six months ended June 30, 2012. The increase in inventory was primarily due to inventory build-up in preparation for third quarter shipments. The decrease in prepaid expenses and other current assets was primarily due to amortization of software maintenances. The $9.6 million increase in operating liabilities was mainly due to $7.1 million increase in accounts payable and $6.9 million increase in deferred margin on sales to distributors, partially offset by $2.3 million decrease in accrued and other current liabilities. The increase in accounts payable was primarily due to the increase in inventory. The increase in deferred margin on sales to distributors was mainly due to the increasing activities with our distributors driven by the acceleration of demand for our products while the $2.3 million decrease in accrued and other current liabilities was mainly attributable to the payment of 2011 bonus in the first quarter of 2012, payment of product rebates and payment of milestone to ABT.

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

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Cash used in operating activities	$(778)	$(5,693)
Cash provided by (used in) investing activities	(1,493)	12,917
Cash provided by (used in) financing activities	(3,707)	3,803
Effect of exchange rate changes on cash and cash equivalents	(36)	(43)
Net increase (decrease) in cash and cash equivalents	$(6,014)	$10,984

  During the six months ended June 30, 2012, cash and cash equivalents decreased by approximately $6.0 million primarily because of $0.8 million cash used in our operating activities, $1.5 million cash used in investing activities and $3.7 million cash used in financing activities.

Operating Activities

The $0.8 million cash used in our operating activities during the six months ended June 30, 2012 was primarily due to the increase in operating assets, such as accounts receivable and inventories and decrease in operating liabilities, such as accrued and other current liabilities.

                The increase in accounts receivable was primarily due to the increase in billings over collections during the six months ended June 30, 2012. The increase in inventories was mainly due to inventory build-up in preparation for the third quarter shipments. The decrease in accrued and other current liabilities was mainly attributable to the payment of 2011 bonuses in the first quarter of 2012, payment of product rebates and payment of milestone to ABT.

Investing Activities

The $1.5 million cash used in our investing activities during the six months ended June 30, 2012 was primarily a result of the $3.5 million cash used for an investment in a privately-held company, $4.0 million cash used for certain capital expenditures, $0.7 million cash used for advances for intellectual properties, and $0.5 million cash used for certain business strategic initiatives, partially offset by $7.2 million net proceeds from the sales and maturities of short-term investments. During the six months ended June 30, 2012, we sold $46.2 million and purchased $39.0 million worth of short-term investments.

We held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

 The $3.7 million cash used in our financing activities during the six months ended June 30, 2012 was primarily due to $5.1 million cash used to repurchase our common stock and $1.9 million cash used to repurchase restricted stock units for minimum statutory income tax withholding, partially offset by the proceeds from issuances of common stock of approximately $2.8 million and from the excess tax benefits from employee stock-based transactions of approximately $0.5 million.

Contractual Obligations

Information regarding our operating lease obligations and other commitments is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on our Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in our contractual obligations since December 31, 2011.

Our contractual obligations as of June 30, 2012 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$13,117	$1,596	$5,272	$3,542	$2,707

Liquidity and Capital Resource Requirements

 Based on our estimated cash flows, we believe our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of June 30, 2012, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $139.8 million. A sensitivity analysis was performed on our investment portfolio as of June 30, 2012. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$435,000	$870,000	$1,305,000

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
\
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

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Chinese Yuan and Japanese Yen.  Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  The following represents the potential impact on our cash flows of a change in the value of the U.S. dollar compared to the Chinese Yuan, Japanese Yen, Euro, British Pound, Taiwan Dollar, Indian Rupee and Korean Won for the six months ended June 30, 2012 and 2011.  This sensitivity analysis aggregates our activity in these currencies for the six months ended June 30, 2012 and 2011, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10% (in thousands).

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	5%	5%	7.50%	7.50%	10%	10%
China (Yuan)	$375	$246	$562	$369	$750	$492
Japan (Yen)	90	139	135	209	180	278
Others	184	93	276	140	368	187
Total	$649	$478	$973	$718	$1,298	$957

Derivative Instruments

As of June 30, 2012, the outstanding foreign exchange contracts had a total notional value of $3.6 million. See Note 11 in our Notes to Condensed Consolidated Financial Statements of this report for more detailed discussions on derivative transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our mobile and CE product revenue, which comprised approximately 71.9% and 71.2% of total revenue for the three and six months ended June 30, 2012, respectively, and approximately 68.0% and 67.1% of total revenue for the three and six months ended June 30, 2011, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones.  Demand for consumer electronics is a function of the health of the economies in the United States, Japan and around the world. As a result of the recent global recession experienced by the U.S. and other economies around the world, as well as the European sovereign debt crisis, the overall demand for consumer electronics has been and may continue to be adversely affected. As a result, the demand for our mobile, CE and PC products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended June 30, 2012, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 30.2%, 14.2% and 8.0% of our total revenue, respectively.  For the six months ended June 30, 2012, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 32.1%, 11.8% and 7.7% of our total revenue, respectively.  For the three months ended June 30, 2011, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 20.3%, 20.5% and 11.7% of our revenue, respectively. For the six months ended June 30, 2011, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 16.9%, 15.7% and 11.2% of our revenue, respectively. In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and /or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

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

 Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.  Distributors generated 43.8% and 40.3% of our total revenue for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, distributors accounted for 56.0% and 57.2% of our revenue, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Federal and state legislation have been proposed in the past, and similar legislation may be proposed in the future which, if enacted, could have an adverse tax impact on both us and our stockholders. For example, the ability to defer taxes as a result of permanent investments offshore could be limited, thus raising our effective tax rate.

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

We do not own or operate a semiconductor fabrication facility. We rely on one third party semiconductor foundry overseas to produce substantially all of our semiconductor products.   We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on an independent foundry and assembly and test facilities involves a number of significant risks, including, but not limited to:

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

A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and six months ended June 30, 2012, approximately 62.6% and 61.9% of our total revenue respectively, was generated from customers and distributors located outside of North America, primarily in Asia, and was 73.4% and 75.6% for the three and six months ended June 30, 2011, respectively. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.

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
•
the operational challenges of conducting our business in several geographic regions around the world, especially in the face of different business practices, social norms and legal standards that differ from those to which we are accustomed and held to as a publicly traded company in the United States, particularly with respect to the protection and enforcement of intellectual property rights and the conduct of business generally;

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

Our success depends on us investing significant amounts of resources into research and development.  Our research and development expenses as a percent of our total revenue were 32.1% and 35.5% for the three and six months ended June 30, 2012, respectively, and 29.1% and 30.1% for the three and six months ended June 30, 2011, respectively.  We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability.  If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

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

Our current and future business is dependent on the continued adoption and widespread implementation of the HDMI and MHL specifications and the new implementation and adoption of the WirelessHD specifications.

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the three and six months ended June 30, 2012, more than 80% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.

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

 Our success depends on managing our relationship with Intel Corporation (Intel).

Intel has a dominant role in many of the markets in which we compete, such as PC and storage and is a growing presence in the CE market. We have a multi-faceted relationship with Intel that is complex and requires significant management attention, including:

•	Intel and Silicon Image have been parties to business cooperation agreements;
•	Intel and Silicon Image are parties to a patent cross-license;

•	Intel and Silicon Image worked together to develop HDCP;
•	an Intel subsidiary has the exclusive right to license HDCP, of which we are a licensee agreement;

•	Intel and Silicon Image were two of the promoters of the DDWG;

•	we believe that Intel has the market presence to affect adoption of HDMI by either endorsing complementary technology or promulgating a competing standard, which could affect demand for our products;

•	Intel may design new technologies that would require us to re-design our products for compatibility, thus increasing our R&D expense and reducing our revenue; and

•	Intel may enter into or continue relationships with our competitors that can put us at a relative disadvantage.
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

We have experienced transitions in our management team and our board of directors in the past and we may continue to do so in the future, which could result in disruptions in our operations and require additional costs.

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

 In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the three and six months ended June 30, 2012, customers and distributors located in Japan generated 16.4% and 16.8% of our total revenue, respectively, and customers and distributors located in Taiwan generated 27.9% and 25.2% of our total revenue, respectively. For the three and six months ended June 30, 2011, customers and distributors located in Japan generated 17.8% and 24.4% of our total revenue, respectively, and customers and distributors located in Taiwan generated 34.2% and 29.9% of our total revenue, respectively.

Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

Our supply of product and our revenues, gross margins and results of operations generally would be adversely affected if any of the following were to occur:

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

Several jurisdictions have implemented rules that would require that certain products, including semiconductors, be made “green,” which means that the products need to be lead free and be free of certain banned substances. All of our products are available to customers in a green format. While we believe that we are generally in compliance with existing regulations, such environmental regulations are subject to change and the jurisdictions may impose additional regulations which could require us to incur additional costs to develop replacement products. These changes will require us to incur cost or may take time or may not always be economically or technically feasible, or may require disposal of non-compliant inventory. In addition, any requirement to dispose or abate previously sold products would require us to incur the costs of setting up and implementing such a program.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits
				Filing	Filed
	Form	File No.	Exhibit	Date	Herewith

10.01*	2008 Equity Incentive Plan, as amended, including Forms of Grant Agreements.				X

10.02*	Employee Bonus Plan for Fiscal Year 2012.				X

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS***	XBRL Instance Document				X

101.SCH***	XBRL Taxonomy Extension Schema Document				X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Dated: August 8, 2012	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry Chief Financial Officer (Principal Financial Officer)

Exhibit Index

				Filing	Filed
	Form	File No.	Exhibit	Date	Herewith

10.01*	2008 Equity Incentive Plan, as amended, including Forms of Grant Agreements.				X

10.02*	Employee Bonus Plan for Fiscal Year 2012.				X

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS***	XBRL Instance Document				X

101.SCH***	XBRL Taxonomy Extension Schema Document				X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document				X

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