Form 10-Q
period 2012-09-30
SILICON IMAGE INC
filed 2012-11-09
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2012
Common Stock, $0.001 par value	82,267,486

SILICON IMAGE, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$34,178	$37,125
Short-term investments	111,084	124,301
Accounts receivable, net of allowances for doubtful accounts of $1,224 at September 30, 2012 and $1,382 at December 31, 2011	41,927	27,368
Inventories	18,503	10,062
Prepaid expenses and other current assets	5,333	9,101
Deferred income taxes	792	708
Total current assets	211,817	208,665
Property and equipment, net	14,561	12,772
Deferred income taxes, non-current	4,014	4,706
Intangible assets, net (Note 7)	13,457	11,915
Goodwill (Note 7)	18,646	18,646
Other assets	5,494	9,369
Total assets	$267,989	$266,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,342	$10,133
Accrued and other current liabilities	23,375	26,116
Deferred margin on sales to distributors	10,418	7,809
Deferred license revenue	3,279	2,684
Total current liabilities	53,414	46,742
Other long-term liabilities	16,785	14,815
Total liabilities	70,199	61,557
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 82,591,073 shares at September 30, 2012 and 82,069,472 shares at December 31, 2011	99	98
Additional paid-in capital	517,673	505,191
Treasury stock, 19,493,533 shares at September 30, 2012 and 17,614,441 shares at December 31, 2011	(119,570)	(111,049)
Accumulated deficit	(200,527)	(189,600)
Accumulated other comprehensive income (loss)	115	(124)
Total stockholders’ equity	197,790	204,516
Total liabilities and stockholders’ equity	$267,989	$266,073

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product	$62,197	$49,129	$156,679	$129,205
Licensing	11,722	10,595	36,081	33,071
Total revenue	73,919	59,724	192,760	162,276
Cost of revenue and operating expenses:
Cost of product revenue (1)	30,760	25,072	79,710	67,211
Cost of licensing revenue	99	144	406	644
Research and development (2)	17,848	18,063	60,067	48,887
Selling, general and administrative (3)	14,834	14,521	45,167	41,412
Amortization of acquisition-related intangible assets	496	496	1,488	1,089
Restructuring expense (Note 8)	73	360	164	1,457
Total cost of revenue and operating expenses	64,110	58,656	187,002	160,700
Income from operations	9,809	1,068	5,758	1,576
Interest income and other, net	323	523	1,106	1,534
Income before provision for income taxes and equity in net loss of and impairment of investment in an unconsolidated affiliate	10,132	1,591	6,864	3,110
Income tax expense	2,464	911	8,521	4,536
Equity in net loss of and impairment of investments in an unconsolidated affiliate	8,076	-	9,270	-
Net income (loss)	$(408)	$680	$(10,927)	$(1,426)

Net income (loss) per share – basic	$(0.00)	$0.01	$(0.13)	$(0.02)
Net income (loss) per share – diluted	$(0.00)	$0.01	$(0.13)	$(0.02)
Weighted average shares – basic	82,504	81,372	82,647	80,116
Weighted average shares – diluted	82,504	83,432	82,647	80,116

(1) Includes stock-based compensation expense	$97	$272	$419	$586
(2) Includes stock-based compensation expense	$812	$1,636	$2,714	$2,997
(3) Includes stock-based compensation expense	$1,124	$1,720	$3,896	$3,941

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(408)	$680	$(10,927)	$(1,426)

Foreign currency translation adjustments, net of tax	21	5	58	160
Fair value of effective cashflow hedges, net of tax	36	(203)	20	(119)
Change in unrealized net gain (loss) on available-for-sale investments, net of tax	96	(137)	162	(95)
Other comprehensive income (loss)	153	(335)	240	(54)

Comprehensive income (loss)	$(255)	$345	$(10,687)	$(1,480)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,927)	$(1,426)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	4,536	4,810
Stock-based compensation expense	7,029	7,524
Amortization of investment premium	1,574	2,111
Tax benefits from employee stock-based transactions	524	1,702
Amortization of intangible assets	1,819	1,089
Excess tax benefits from employee stock-based transactions	(524)	(1,702)
Realized loss on sale of short-term investments	(63)	(175)
Impairment of investments in an unconsolidated affiliate	7,467	-
Equity in net loss of an unconsolidated affiliate	1,803	-
Others	402	268
Changes in assets and liabilities:
Accounts receivable	(14,559)	(11,020)
Inventories	(8,441)	(2,491)
Prepaid expenses and other assets	3,545	327
Accounts payable	5,062	669
Accrued and other liabilities	558	69
Deferred margin on sales to distributors	2,609	(1,733)
Deferred license revenue	582	(2,060)
Cash provided by (used in) operating activities	2,996	(2,038)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	67,286	131,810
Purchases of short-term investments	(55,367)	(94,750)
Cash used in business acquisitions	-	(15,910)
Purchases of property and equipment	(6,634)	(5,787)
Investment in a privately held company	(3,500)	(7,514)
Cash paid for investment in unconsolidated affiliate	(2,750)	-
Advances for intellectual properties	(915)	-
Other investing activities	(1,000)	(5,840)
Cash provided by (used in) investing activities	(2,880)	2,009
Cash flows from financing activities:
Proceeds from issuances of common stock	4,958	5,982
Excess tax benefits from employee stock-based transactions	524	1,702
Repurchases of restricted stock units for income tax withholding	(2,120)	(3,263)
Payment to acquire treasury shares	(6,401)	-
Payment of a line of credit assumed in business acquisition	-	(523)
Cash provided by (used in) financing activities	(3,039)	3,898
Effect of exchange rate changes on cash and cash equivalents	(24)	(59)
Net increase (decrease) in cash and cash equivalents	(2,947)	3,810
Cash and cash equivalents — beginning of period	37,125	29,942
Cash and cash equivalents — end of period	$34,178	$33,752
Supplemental cash flow information:
Restricted stock units vested	$6,114	$9,514
Property and equipment and other assets purchased but not paid for	$1,592	$419
Unrealized gain (loss) on short term investments	$163	$(96)
Cash payment for income taxes	$(4,730)	$(4,068)
Common stock issued in connection with business acquisition (1.3 million shares)	$-	$10,429

 See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2011 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of September 30, 2012 and December 31, 2011 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, condensed consolidated statements of comprehensive income (loss) for three and nine months ended September 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. All significant intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Financial results for the three and nine months ended September 30, 2012 are not necessarily indicative of future financial results.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Areas where significant judgment and estimates are applied include revenue recognition, stock-based compensation, valuation, impairment and fair value hierarchy of short-term investments, inventory reserves, impairment of goodwill and long-lived assets, income taxes, deferred tax assets and legal matters. Actual results could differ materially from these estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of all intercompany balances and transactions.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2012 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Correction of prior period statement of cash flows

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Company identified short term investments of $10.1 million which were misclassified as cash and cash equivalents within the interim condensed consolidated financial statements as of September 30, 2011. As a result, cash flows provided by investing activities within the condensed consolidated statement of cash flows were overstated for the nine months ended September 30, 2011 and cash and cash equivalents on the condensed consolidated balance sheet as of September 30, 2011 was overstated by this amount. This error has been corrected in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2011. The correction of the Company’s condensed consolidated statements of cash flows is as follows (in thousands):

Nine months ended September 30, 2011	As Previously Reported	As Restated
Purchases of short-term investments	$(84,700)	$(94,750)
Cash provided by investing activities	$12,059	$2,009
Net increase in cash & cash equivalents	$13,860	$3,810
Cash and cash equivalents - end of period	$43,802	$33,752

NOTE 2.  NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing the net income (loss) available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive effects of stock options, shares to be purchased under the employee stock purchase plan and unvested RSUs. The dilutive effect is reflected by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(408)	$680	$(10,927)	$(1,426)
Denominator:
Weighted average outstanding shares used to compute basic net income (loss) per share	82,504	81,372	82,647	80,116
Effect of dilutive securities	-	2,060	-	-
Weighted average outstanding shares used to compute diluted net income (loss) per share	82,504	83,432	82,647	80,116
Net income (loss) per share: – basic	$(0.00)	$0.01	$(0.13)	$(0.02)
Net income (loss) per share: – diluted	$(0.00)	$0.01	$(0.13)	$(0.02)

As a result of the net loss for the three and nine months ended September 30, 2012, approximately 6.6 million and 5.3 million, respectively, weighted common stock equivalents were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

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

NOTE 3.  BALANCE SHEET COMPONENTS

The components of inventory, prepaid expenses and other current assets, property and equipment and other assets consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Inventories:
Raw materials	$6,547	$5,104
Work in process	5,265	1,071
Finished goods	6,691	3,887
	$18,503	$10,062

Prepaid expense and other current assets:
Prepaid software maintenance	$1,145	$2,625
Interest receivable	1,043	910
Prepaid insurance	443	211
Prepaid tradeshow	427	637
Security deposit	400	568
Income tax receivable	14	1,012
Others	1,861	3,138
	$5,333	$9,101

Property and equipment:
Computers and software	$23,003	$21,233
Equipment	36,587	32,932
Furniture and fixtures	1,580	2,727
	61,170	56,892
Less: accumulated depreciation	(46,609)	(44,120)
Total property and equipment, net	$14,561	$12,772

Other assets:
Investment in an unconsolidated affiliate (Note 5)	$-	$6,520
Investment in a privately-held company (Note 5)	3,500	-
Other investment	1,000	1,848
Others	994	1,001
	$5,494	$9,369

The components of accrued liabilities and other long-term liabilities were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Accrued and other current liabilities:
Accrued payroll and related expenses	$8,959	$8,540
Accrued payables	5,749	5,522
Accrued royalties	5,453	5,926
Accrued product rebate	1,186	2,389
Contingent consideration in connection with a business acquisition (Note 6)	698	1,304
Others	1,330	2,435
	$23,375	$26,116

Other long-term liabilities:
Non-current liability for uncertain tax positions	$14,367	$12,480
Others	2,418	2,335
	$16,785	$14,815

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

The Company measures certain assets, including its cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three and nine months ended September 30, 2012 and 2011, the Company did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value
Assets:
Cash equivalents:
Money market funds	$22,149	$-	$-	$22,149
Corporate securities	-	5,000	-	5,000
Total cash equivalents	$22,149	$5,000	$-	$27,149
Short-term investments:
Certificate of deposits	$-	$10,508	$-	$10,508
Municipal securities	-	77,079	-	77,079
Corporate securities	-	23,497	-	23,497
Total short-term investments	$-	$111,084	$-	$111,084
Liabilities:
Contingent consideration in connection with a business acquisition (Note 6)	$-	$-	$(698)	$(698)

The cash equivalents in the above table exclude $7.0 million in cash held by or on behalf of the Company as of September 30, 2012.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2011:

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair Value
Assets:
Cash equivalents:
Money market funds	$24,781	$-	$-	$24,781

Short-term investments:
Certificate of deposits	$-	$10,114	$-	$10,114
United States government agencies	8,027	-	-	8,027
Municipal securities	-	84,157	-	84,157
Corporate securities	-	22,003	-	22,003
Total short-term investments	$8,027	$116,274	$-	$124,301
Liabilities:
Contingent consideration in connection with a business acquisition (Note 6)	$-	$-	$(1,304)	$(1,304)

The cash equivalents in the above table exclude $12.3 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2011.

The following table presents the changes in the Company’s Level 3 liabilities, which are measured at fair value on a recurring basis, during the nine months ended September 30, 2012 and 2011 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	Liabilities
	2012	2011
Beginning balance at January 1,	$(1,304)	$-
Addition of contingent consideration from business acquisition (Note 6)	-	(1,481)
Milestone payment	590	-
Adjustment in the fair value of contingent consideration	16	106
Ending balance at September 30,	$(698)	$(1,375)

There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended September 30, 2012.

NOTE 5.  INVESTMENTS

Equity Method Investment

On July 13, 2011, the Company purchased a 17.5% equity ownership interest in a U.S. based privately-held company for $7.5 million in cash. The privately-held company develops and designs wireless audio semiconductor chips for home theater speakers that operate wirelessly in the 5GHz band. The Company accounts for this investment under the equity method. From July 13, 2011 through September 30, 2012, the Company reduced the value of its investment by an aggregate of $2.8 million ($0.6 million for the three months ended September 30, 2012) representing the Company’s proportionate share of the privately-held company’s net loss during this period.

Concurrently with the equity investment, the Company entered into the following agreements with the privately-held company: (a) a call option agreement whereby the Company can acquire the privately-held company for $35.0 million in cash plus earn-out payments; (b) a sales representative agreement  whereby the privately-held company appointed the Company as its sole and exclusive independent representative for the purposes of soliciting orders for and promoting  its products to the Company’s prospects as listed in the agreement; and (c) a technology and IP license agreement granting the Company a license to certain technology of the privately-held company upon occurrence of certain future events. The Company’s option to purchase the privately held company had an original expiration date in April 2012. The Company was able to extend the expiration of the call option until January 2013 with an additional investment of $2.75 million in July 2012 in the form of convertible secured promissory notes (the Notes). The Notes bear interest at a rate of 3% per annum and are payable in full in July 2014. The Notes are collateralized by a security interest in all of the assets of the privately-held company. In addition, at any time prior to the time the Notes are paid in full, the Company may convert all or a portion of the outstanding balance of the Notes into Class B units of the privately-held company at a price of $2.329 per unit or into units issued in the next financing at the price per unit sold in such financing.

As of September 30, 2012, the Company has concluded that these investments are impaired and that such impairment is other than temporary; however, the Company will continue to hold its 17.5% interest in the privately-held company.  In reaching this conclusion, the Company considered all available evidence, including that (i) the privately-held company had not achieved forecasted revenue or operating results, (ii) the privately-held company had limited liquidity or capital resources as of September 30, 2012, and (iii) the overall progress the privately-held company has made towards its business objectives, including the acquisition of home theater wireless speaker customers, has not progressed as previously expected.  As a result of the Company’s analysis of these factors, the Company believes that the possibility is remote that the Company will exercise its call option on the investments or that the Company will realize any other value from these investments. As a result, the Company has recorded a non-cash impairment charge of $7.5million representing the carrying value of the investments as of September 30, 2012. This impairment charge was recorded in the line item equity in net loss of and impairment of investments in an unconsolidated affiliate in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012.

Cost Method Investment

In February 2012, the Company paid $3.5 million in cash to purchase a minority interest in a privately held company which designs and develops wireless semiconductor chips.  This investment is accounted for using the cost method as the Company’s ownership percentage is minor and the Company does not exert significant influence over the investee.

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

As part of the purchase consideration, the Company issued 1,300,369 shares of its common stock to the former SiBEAM stockholders. The total fair value of the shares of stock issued of $10.4 million was determined based on the closing price of the Company’s stock on May 16, 2011 of $8.02 per share.

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

The following table presents details of the intangible assets acquired at the time of acquisition of SiBEAM (in thousands, except years):

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

The Company re-evaluates the fair value of the milestone considerations and earn-out payments from the date of acquisition to the end of each reporting period until the contingency is resolved. The Company re-evaluated the fair values of the milestone considerations and earn-out payments for the three months ended September 30, 2012 and the resulting change in the estimated liabilities was insignificant.

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

                 The following table presents details of the intangible assets acquired at the time of acquisition of ABT (in thousands, except years):

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

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no additions or impairments of goodwill during the three and nine months ended September 30, 2012.

Goodwill is tested for impairment on an annual basis (on September 30) using the two-step model. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company tested goodwill for impairment on September 30, 2012 and concluded that no potential impairment exists.

Intangible Assets

The following table presents the Company’s intangible assets as of September 30, 2012 (in thousands):

		Gross Carrying Amount			Accumulated Amortization			Net
	Useful Life	Dec 31,	Addition/	Sept 30,	Dec 31,		Sept 30,	Sept 30,	Dec 31,
	(years)	2011	Transfer	2012	2011	Addition	2012	2012	2011
Intangible assets with finite lives
Intellectual property	6	$1,600	$-	$1,600	$(245)	$(200)	$(445)	$1,155	$1,355
Core technology	3	1,600	-	1,600	(489)	(400)	(889)	711	1,111
Trademark	5	3,000	-	3,000	(375)	(450)	(825)	2,175	2,625
System technology	3	400	-	400	(122)	(100)	(222)	178	278
Developed technology	3-5	-	4,800	4,800	-	(175)	(175)	4,625	-
Customer relationship	2-5	1,500	-	1,500	(354)	(338)	(692)	808	1,146
Acquisition-related intangible assets		8,100	4,800	12,900	(1,585)	(1,663)	(3,248)	9,652	6,515
Licensed technology	5	-	3,361	3,361	-	(156)	(156)	3,205	-
Total intangible assets with finite lives		8,100	8,161	16,261	(1,585)	(1,819)	(3,404)	12,857	6,515

Intangible assets with indefinite lives
Trade name	indefinite	600	-	600	-	-	-	600	600
In-process research and development	indefinite	4,800	(4,800)	-	-	-	-	-	4,800
Total intangible assets with indefinite lives		5,400	(4,800)	600	-	-	-	600	5,400
Total intangible assets		$13,500	$3,361	$16,861	$(1,585)	$(1,819)	$(3,404)	$13,457	$11,915

        There were no impairment charges with respect to the acquisition-related intangible assets during the three and nine months ended September 30, 2012 and 2011.

The development of in-process research and development was completed during the quarter ended September 30, 2012 and transferred to the developed technology category. The Company amortizes these technologies over their estimated useful lives.

For intangible assets that are subject to amortization, the Company recorded amortization expense on the condensed consolidated statements of operation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of product revenue	$175	$-	$175	$-
Research and development	156	-	156	-
Amortization of intangible assets	496	496	1,488	1,089
	$827	$496	$1,819	$1,089

The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

	Year Ending December 31,
	2012 (remaining 3months)	2013	2014	2015	2016	Thereafter	Total
Intellectual property	$66	$267	$267	$267	$267	$21	$1,155
Core technology	133	533	45	-	-	-	711
Trademark	150	600	600	600	225	-	2,175
System technology	33	133	12	-	-	-	178
Developed technology	250	1,000	1,000	950	900	525	4,625
Customer relationship	113	221	200	200	74	-	808
Licensed technology	175	762	650	650	650	318	3,205
	$920	$3,516	$2,774	$2,667	$2,116	$864	$12,857

NOTE 8.  RESTRUCTURING CHARGES

For the three and nine months ended September 30, 2012, the Company recorded restructuring expense of approximately $73,000 and $164,000, respectively, which primarily consisted of the sublease portion of rent payments on an exited facility, offset by the reversal of accrued severance and benefits resulting from a change in estimates of costs incurred for prior restructuring activities.

For the three and nine months ended September 30, 2011, the Company recorded restructuring expense of approximately $0.4 million and $1.5 million, respectively, which primarily consisted of severance and benefits for terminated employees and cost related to operating lease commitments on exited facilities.

The table below summarizes the Company’s restructuring activities for the nine months ended September 30, 2012 (in thousands):

	Employee Severance and Benefits	Operating Lease	Total
Accrued restructuring balance as of January 1, 2012	$786	$124	$910
Additional accruals/adjustments	(92)	183	91
Cash payments	(615)	(307)	(922)
Accrued restructuring balance as of September 30, 2012	$79	$-	$79

The restructuring plan is substantially completed. The operating lease commitment relating to SiBEAM acquisition was completed in September 2012.

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

Operating Leases

 The Company’s future operating lease commitments at September 30, 2012 were as follows (in thousands):

Year ending December 31,	Amount
2012 (remaining 3 months)	$749
2013	2,796
2014	2,476
2015	1,881
2016	1,661
Thereafter	2,707
Total	$12,270

NOTE 10.  STOCK-BASED COMPENSATION

The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers and non-employee board members. This program includes incentive and non-statutory stock option grants and restricted stock units (RSUs) for employees, market-based RSUs for the executive officers and an automatic grant program for non-employee board members pursuant to which such individuals will receive grants at designated intervals over their period of board service. These awards are granted under the stockholder approved 2008 Equity Incentive Plan. Grants under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. Stock option grants to non-employee members of our board vest monthly, over periods not to exceed four years. Some options provide for accelerated vesting if certain identified milestones are achieved, upon a termination of employment or upon a change in control of the Company. RSU grants generally vest over a one to four-year period. These awards are granted under various programs, all of which are approved by the stockholders. In August 2012, the Company granted market-based RSUs to its officers with vesting of these RSUs were based on the performance of the Company’s common stock price over the vesting period. Additionally, our Employee Stock Purchase Plan (ESPP) allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.

Valuation and Expense Information under Stock-based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee stock option plans:
Expected life in years	4.0	4.0	4.0	4.0
Expected volatility	71.0%	70.9%	71.0%	69.8%
Risk-free interest rate	0.5%	0.7%	0.5%	1.4%
Expected dividends	none	none	none	none
Weighted average fair value	$2.22	$3.27	$2.26	$3.58

Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	57.9%	71.4%	63.0%	71.3%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividends	none	none	none	none
Weighted average fair value	$1.63	$1.88	$1.74	$2.28

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

For the three months ended September 30, 2012 and 2011, 414,927 and 297,302 shares of common stock, respectively, were purchased under the ESPP program. For the nine months ended September 30, 2012 and 2011, 932,537 and 811,413 shares of common stock, respectively,  were purchased under the ESPP program, respectively. At September 30, 2012, the Company had $0.6 million of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a remaining period of approximately 4.5 months.

Stock Option Activity

The following is a summary of activity under the Company’s stock option plans during the nine months ended September 30, 2012, excluding RSUs (in thousands, except weighted average exercise price and contractual term):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Terms in Years	Value
At January 1, 2012	5,937	$6.05
Granted	1,341	$4.29
Forfeitures and cancellations	(387)	$6.93
Exercised	(199)	$3.97
At September 30, 2012	6,692	$5.71	5.15	$3,481
Vested and expected to vest at September 30, 2012	5,966	$5.82	5.01	$3,084
Exercisable at September 30, 2012	3,237	$6.82	4.00	$1,233

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on September 30, 2012. The aggregate intrinsic value is the difference between the Company's closing stock price on the last trading day of the quarter ended September 30, 2012 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and nine months ended September 30, 2012 was $91,000 and $274,000, respectively, and $234,000 and $2.9 million for the three and nine months ended September 30, 2011, respectively.

At September 30, 2012, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.63 years, was $5.0 million, net of estimated forfeitures.

Restricted Stock Units

 The RSUs that the Company grants to its employees typically vest ratably over a certain period of time, subject to the employee’s continuing service to the Company over that period. RSUs granted to executive officers and non-executive employees typically vest over a four-year period.

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

 A summary of activity with respect to the Company’s RSUs during the nine months ended September 30, 2012 is as follows: (in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	2,983	$5.59
Granted	1,351	$4.45
Vested	(1,269)	$4.84
Forfeitures and cancellations	(182)	$5.96
Outstanding at September 30, 2012	2,883	$5.36

Of the 2,883,105 RSUs outstanding as of September 30, 2012, approximately 2,179,823 units are expected to vest after considering the applicable forfeiture rate.

The aggregate fair value of awards that vested during the nine months ended September 30, 2012 was $6.1 million, which represents the market value of Silicon Image common stock on the date that the RSUs vested. The grant date fair value of awards that vested during the nine months ended September 30, 2012 was $6.1 million. The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. As of September 30, 2012, 331,500 shares of the outstanding restricted stock units were market-based restricted stock units.

At September 30, 2012, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.54 years, was $7.9 million, net of estimated forfeitures.

During the three months ended September 30, 2012 and 2011, the Company repurchased 43,988 and 354,293 shares of stock, respectively, for an aggregate value of $205,000 and $1.8 million, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. During the nine months ended September 30, 2012 and 2011, the Company repurchased 436,708 and 530,753 shares of stock, respectively, for an aggregate value of $2.1 million and $3.3 million, respectively.   The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

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

During the three and nine months ended September 30, 2012, the Company repurchased a total of 271,122 and 1,442,384 million, shares, respectively, of its common stock at a total cost of $1.3 million and $6.4 million, respectively with an average price per share of $4.73 and $4.44, respectively.

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

The Company accounts for derivative instruments in accordance with the provisions of FASB ASC No. 815-20-25, “ Derivatives and Hedging – Hedging Recognition.” The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company’s derivatives are designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain  or loss is initially reported as a component of accumulated Other Comprehensive Income (OCI) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in other income (expense) on the Company’s consolidated statements of operations.

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

The amount of net gain or loss recognized in OCI on effective cash flow hedges as of September 30, 2012 and December 31, 2011 was insignificant. The amount of gain or loss reclassified from accumulated OCI to operating expenses for the three and nine months ended September 30, 2012 and 2011, and the amount of gain or loss recognized in income on ineffective cash flow hedges for the three and nine months ended September 30, 2012 and 2011 were insignificant. The fair value of the cash flow hedges as of September 30, 2012 and December 31, 2011 was insignificant.

As of September 30, 2012 and December 31, 2011, the outstanding foreign currency forward contracts had a total notional value of approximately $1.3 million and $3.6 million, respectively.

NOTE 12.  PROVISION FOR INCOME TAXES

The Company recorded an income tax expense of $2.5 million and $8.5 million for the three and nine months ended September 30, 2012, respectively.  The effective tax rates for the three and nine months ended September 30, 2012 were 24.3% and 124.1%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital, and state taxes.

The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at September 30, 2012.  The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

The Company recorded an income tax expense of $0.9 million and $4.5 million for the three and nine months ended September 30, 2011. The effective tax rates for the three and nine months ended September 30, 2011 were 57.3% and 145.9%, respectively, and were based on the Company’s projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital and state taxes.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued interest and penalties of $56,000 and $162,000 for the three and nine months ended September 30, 2012, respectively, and approximately $53,000 and $156,000 for the three and nine months ended September 30, 2011, respectively.  The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

NOTE 13.  CUSTOMER AND GEOGRAPHIC INFORMATION

The Company operates in one operating segment, semiconductors and IP solutions for the secure storage, distribution and presentation of high-definition content.  The Company’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker, reviews financial information presented on one operating segment basis for purposes of making operating decisions and assessing financial performance. The Company had only one operating segment in each of the three and nine months ended September 30, 2012 and 2011 and it operates in only one reportable operating segment, semiconductor and IP solutions for high-definition content.

 Revenue

 Revenue by geographic area based on bill to location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$33,001	$23,921	$77,693	$48,954
Taiwan	16,340	15,227	46,317	45,908
Japan	10,095	9,928	30,037	34,968
China	5,531	4,049	13,844	12,611
Korea	4,778	2,375	12,400	7,806
Europe	3,658	3,592	11,169	10,463
Others	516	632	1,300	1,566
Total revenue	$73,919	$59,724	$192,760	$162,276

Revenue by geographic area based on customers’ headquarters location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Korea	$32,281	$21,372	$77,417	$44,544
Taiwan	19,073	15,227	49,056	45,909
Japan	9,551	9,948	29,504	35,662
United States	5,498	4,905	12,675	11,822
Europe	3,658	3,592	11,169	10,272
China	3,557	4,049	11,859	12,511
Others	301	631	1,080	1,556
Total revenue	$73,919	$59,724	$192,760	$162,276

The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Mobile	$38,712	$21,516	$90,839	$44,647
Consumer Electronics	17,843	22,381	50,281	68,072
Personal Computers	5,642	5,232	15,559	16,486
Total product revenue	62,197	49,129	156,679	129,205
Licensing	11,722	10,595	36,081	33,071
Total revenue	$73,919	$59,724	$192,760	$162,276

 The Company’s revenue by customers was as follows (in percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Samsung Electronics	38.3%	30.8%	34.5%	22.0%
Edom Technology	10.7%	13.3%	11.4%	14.8%
Weikeng Industrial	9.6%	10.2%	8.4%	10.9%

At September 30, 2012, two customers each represented 32.7% and 15.8%, respectively, of net accounts receivable. At December 31, 2011, two customers each represented 17.7% and 11.9%, respectively, of net accounts receivable. The Company’s top five customers, including distributors, generated 68.3% and 65.0% of the Company’s revenue for three and nine months ended September 30, 2012, respectively, and 66.8% and 63.2% of the Company’s revenue for the three and nine months ended September 30, 2011, respectively.

Property and Equipment

The table below presents the net book value of the property and equipment by their physical location (in thousands):

	September 30, 2012	December 31, 2011
United States	$6,926	$7,114
China	4,566	3,184
Taiwan	1,434	1,912
India	1,268	256
Others	367	306
Net book value	$14,561	$12,772

NOTE 14.  SUBSEQUENT EVENT (OPEN ITEM)

In October 2012, the Company acquired certain semiconductor assets of a third party under the terms of an Asset Purchase Agreement (APA) intending to strengthen the Company's position within its consumer electronics market, as well as its applications for use in the mobile space. In accordance with the APA, the Company paid cash consideration of $1.2 million at the close and is obligated to pay an additional $300,000 subject to the satisfaction of certain conditions. The Company may also be required to pay up to $16.5 million additional cash consideration over two years if certain revenue levels are achieved and certain financial or operational performance conditions are met. The Company believes that the likelihood that it would be required to pay the additional cash consideration is remote.

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

Company Overview

Silicon Image is a leading provider of connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for mobile, consumer electronics (CE), and personal computing (PC) markets.  We deliver our technology via semiconductor and intellectual property (IP) products that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™.  Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as desktop and notebook PCs, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, as well as mobile phones, tablets and digital cameras.  Silicon Image has driven the creation of the highly successful High-Definition Multimedia Interface (HDMI®) and Digital Visual Interface (DVI™) industry standards, the latest standard for mobile devices – Mobile High-Definition Link (MHL®), and the leading 60GHz wireless HD video standard – WirelessHD®.  Via its wholly-owned subsidiary, Simplay Labs, Silicon Image offers manufacturers comprehensive standards interoperability and compliance testing services.

Silicon Image was founded in 1995. We are a Delaware corporation headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Japan, Korea, Taiwan and India. Our Internet website address is www.siliconimage.com.

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

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our largest customer generated 38.3% and 34.5% of our revenues for the three and nine months ended September 30, 2012, respectively. In addition, our top five customers, including distributors, generated 68.3% and 65.0% of our revenue for three and nine months ended September 30, 2012, respectively, and 66.8% and 63.2% of our revenue for the three and nine months ended September 30, 2011, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. Revenue generated through distributors was 40.0% and 40.1% of our total revenue for the three and nine months ended September 30, 2012, respectively, and  46.0% and 53.1% of our total revenue for the three and nine months ended September 30, 2011, respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

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

Results of Operations

REVENUE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue
Mobile	$38,712	$21,516	79.9%	$90,839	$44,647	103.5%
Consumer Electronics	17,843	22,381	-20.3%	50,281	68,072	-26.1%
Personal Computers	5,642	5,232	7.8%	15,559	16,486	-5.6%
Total product revenue	62,197	49,129	26.6%	156,679	129,205	21.3%
Percentage of total revenue	84.1%	82.3%		81.3%	79.6%
Licensing revenue	11,722	10,595	10.6%	36,081	33,071	9.1%
Percentage of total revenue	15.9%	17.7%		18.7%	20.4%
Total revenue	$73,919	$59,724	23.8%	$192,760	$162,276	18.8%

Product Revenue

The increase in product revenue was primarily due to increased demand for our mobile products offset in part by lower CE and PC revenue. The increase in our mobile products for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 was primarily due to the continued success of our MHL product line. These products were introduced in the latter part of fiscal year 2010. Since then, we have seen increased shipments of these products quarter after quarter. Our MHL products represent the majority of our mobile revenue. The decrease in our CE revenue for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 was primarily the result of a broad-based market shift to lower-end DTV products that incorporate our semiconductor products less frequently. Our PC revenue continues to decline as we are no longer making any investments in these legacy products.

Licensing Revenue

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The increase in licensing revenue for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 is primarily the result of increased royalty revenues earned, as a result of increased units reported under the various royalty agreements and as a result of the completion of certain royalty audits. Our licensing revenue may fluctuate quarter to quarter as a result of the timing of completion of IP license arrangements or the closure of royalty audits.

Revenue by Geography Based on Customers’ Headquarters

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Asia-Pacific	$64,537	$50,699	27.3%	$158,067	$138,881	13.8%
United States	5,498	4,905	12.1%	12,675	11,823	7.2%
Europe	3,658	3,592	1.8%	11,169	10,273	8.7%
Others	226	528	-57.2%	849	1,299	-34.6%
Total revenue	$73,919	$59,724	23.8%	$182,760	$162,276	12.6%

The increase in revenues in Asia-Pacific, which includes Japan and Korea, or APAC, for the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to increased demand for our MHL products. The increase in revenues in the United States for the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to increased demand for our CE transmitter and receiver products and increased in licensing revenue.  Revenues in Europe for the three months ended September 30, 2012, were comparable to revenues in the same period in 2011.

Revenues in APAC and Europe for the nine months ended September 30, 2012 were comparable to their revenues in the same period in 2011. The increase in revenues in the United States for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to increased demand for our MHL products, CE transmitter and receiver products and increased in licensing revenue.

For the break-down of the revenue by countries based on customers’ headquarters, please refer to Note 13 of Notes to Condensed Consolidated Financial Statements (Unaudited) under Part I Item 1 of this Form 10-Q

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$30,760	$25,072	22.7%	$79,710	$67,211	18.6%
Product gross profit	31,437	24,057	30.7%	76,969	61,994	24.2%
Product gross profit margin	50.5%	49.0%		49.1%	48.0%

(1) Includes stock-based compensation expense	$97	$272		$419	$586

Cost of licensing revenue	$99	$144	-31.3%	$406	$644	-37.0%
Licensing gross profit	11,623	10,451	11.2%	$35,675	$32,427	10.0%
Licensing gross profit margin	99.2%	98.6%		98.9%	98.1%

Total cost of revenue	$30,859	$25,216	22.4%	$80,116	$67,855	18.1%
Total gross profit	43,060	34,508	24.8%	$112,644	$94,421	19.3%
Total gross profit margin	58.3%	57.8%		58.4%	58.2%

Cost of Product Revenue

Cost of product revenue consists primarily of costs incurred to manufacture, assemble and test our products, as well as other overhead costs relating to the aforementioned costs, including stock-based compensation expense. The increase in the total cost of revenue was primarily due to the growth in revenue volume during the same comparative periods.

Product Gross Margin

Our product gross margin increased primarily due to average product cost reductions exceeding average selling price reductions. The decrease in product cost is primarily due to lower wafer, assembly, packaging and testing costs, improved freight and warehouse efficiencies, better absorption of fixed and semi-variable overheads as a result of increased revenue and lower depreciation expense due to fully depreciated testers.

Licensing Gross Margin

Licensing gross margin during the three and nine months ended September 30, 2012 were comparable to the licensing gross margin in the same periods in 2011.

OPERATING EXPENSES

Research and Development (R&D)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$17,848	$18,063	-1.2%	$60,067	$48,887	22.9%
Percentage of total revenue	24.1%	30.2%		31.2%	30.1%

(1) Includes stock-based compensation expense	$812	$1,636		$2,714	$2,997

R&D expense consists primarily of employee compensation and benefits, including stock-based compensation, fees for independent contractors, cost of software tools used for designing and testing our products and costs associated with prototype materials. The decrease in R&D expense for the three months ended September 30, 2012 was insignificant when compared to the same period in 2011. The decrease in R&D expense as a percentage of total revenue for the three months ended September 30, 2012 was primarily due to a 23.8% increase in total revenue for the three months ended September 30, 2012 when compared to the same period in 2011. R&D expense for the nine months ended September 30, 2012 increased primarily due to an increase in compensation related expenses as a result of the SiBEAM acquisition in May 2011, expansion in India, annual merit increases and annual bonus accruals of $5.1 million, hiring fees paid to hire 75 engineers in India of $3.0 million, and higher mask-set costs and project related expenses of approximately $4.4 million, partially offset by a decrease in consultant expense of approximately $2.2 million.

Selling, General and Administrative (SG&A)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$14,834	$14,521	2.2%	$45,167	$41,412	9.1%
Percentage of total revenue	20.1%	24.3%		23.4%	25.5%

(1) Includes stock-based compensation expense	$1,124	$1,720		$3,896	$3,941

 SG&A expense consists primarily of compensation and benefits, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three months ended September 30, 2012 was comparable with SG&A expense for the same period in 2011. The decrease in SG&A expense as a percentage of total revenue for the three months ended September 30, 2012 was primarily due to a 23.8% increase in total revenue for the three months ended September 30, 2012 when compared to the same period in 2011. SG&A expense for the nine months ended September 30, 2012 increased primarily due to an increase in compensation related expenses driven by annual merit increases and annual bonus accrual of $2.0 million, an increase in consultant expense of approximately $1.3 million, and an increase in event and travel expenses of approximately $1.2 million, partially offset by lower rent and relocation expenses.

Amortization of Acquisition-Related Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$496	$496	0.0%	$1,488	$1,089	36.6%
Percentage of total revenue	0.7%	0.8%		0.8%	0.7%

The increase in the amortization of intangible assets for the nine months ended September 30, 2012 when compared to the same period in 2011was primarily due to amortization of the intangible assets acquired from the acquisition of SiBEAM in May 2011.

Restructuring Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Restructuring expense	$73	$360	-79.7%	$164	$1,457	-88.7%
Percentage of total revenue	0.1%	0.6%		0.1%	0.9%

For the three months ended September 30, 2012, we recorded and paid restructuring expense of approximately $73,000 related to the sublease portion of quarterly rent payments on an exited facility. For the nine months ended September 30, 2012, we recorded and paid restructuring expense of approximately $256,000 related to the sublease portion of quarterly rent payments on an exited facility, offset by the reversal of accrued severance and benefits of $92,000 resulting from a change in estimates of costs incurred for prior restructuring activities. For the three and nine months ended September 30, 2011, we recorded severance benefits and exit costs incurred as a result of SiBEAM acquisition, storage business restructuring expenses and the sublease portion of quarterly rent payments on exited facilities.

Interest Income and Other, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$323	$523	-38.2%	$1,106	$1,534	-27.9%
Percentage of total revenue	0.4%	0.9%		0.6%	0.9%

The interest and other income for the three and nine months ended September 30, 2012 decreased primarily due to lower interest income on cash balances.

Impairment of Investments in an Unconsolidated Affiliate

On July 13, 2011, we purchased a 17.5% equity ownership interest in a U.S. based privately-held company for $7.5 million in cash. From July 13, 2011 through September 30, 2012, we reduced the value of our investment by an aggregate of $2.8 million ($0.6 million for the three months ended September 30, 2012) representing our proportionate share of the privately-held company’s net loss during this period. In July 2012, we invested an additional $2.75 million in the form of convertible secured promissory notes.

As of September 30, 2012, we have concluded that these investments are impaired and that such impairment is other than temporary; however, we will continue to hold our 17.5% interest in the privately-held company.  In reaching this conclusion, we considered all available evidence, including that (i) the privately-held company had not achieved forecasted revenue or operating results, (ii) the privately-held company had limited liquidity or capital resources as of September 30, 2012, and (iii) the overall progress the privately-held company has made towards its business objectives, including the acquisition of home theater wireless speaker customers, has not progressed as previously expected.  As a result of our analysis of these factors, we believe that the possibility is remote that we will exercise our call option on the investments or that we will realize any other value from these investments. As a result, we recorded a non-cash impairment charge of $7.5 million representing the carrying value of the investments as of September 30, 2012. This impairment charge was recorded in the line item equity in net loss of and impairment of investments in an unconsolidated affiliate.

We have no further exposure to loss from our investment in this privately-led company given that the carrying value is zero and we have no obligation to continue to fund losses of the privately-held company.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense	$2,464	$911	170.5%	$8,521	$4,536	87.9%
Effective tax rates	24.3%	57.3%		124.1%	145.9%
Percentage of total revenue	3.3%	1.5%		4.4%	2.8%

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

The effective tax rates for the three and nine months ended September 30, 2011 were based on our projected taxable income for 2011, plus certain discrete items recorded during the quarter. The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital and state taxes.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents, Short-term Investments and Working Capital . The table below summarizes our cash and cash equivalents, investments and working capital and the related movements (in thousands).

	September 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$34,178	$37,125	$(2,947)
Short term investments	111,084	124,301	(13,217)
Total cash, cash equivalents and short term investments	$145,262	$161,426	$(16,164)
Percentage of total assets	54.2%	60.7%

Total current assets	$211,817	$208,665	$3,152
Total current liabilities	(53,414)	(46,742)	(6,672)
Working capital	$158,403	$161,923	$(3,520)

As of September 30, 2012, $2.9 million of the cash and cash equivalents was held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors.

The net increase in current assets at September 30, 2012 as compared to December 31, 2011 was primarily due to a $14.6 million increase in accounts receivable and $8.4 million increase in inventory, partially offset by a previously mentioned $16.2 million decrease in total cash and cash equivalents and short-term investments and $3.5 million decrease in prepaid expenses and other assets. The increase in accounts receivable was primarily due to the increase in billings from increased sales over collections during the nine months ended September 30, 2012. The increase in inventory was primarily to meet the anticipated revenue levels in the three months ending December 31, 2012. The decrease in prepaid expenses and other current assets was primarily due to amortization of prepaid software maintenance.

The net increase in current liabilities at September 30, 2012 as compared to December 31, 2011 was mainly due to a $5.1 million increase in accounts payable and $2.6 million increase in deferred margin on sales to distributors, partially offset by a $0.6 million decrease in accrued and other current liabilities. The increase in accounts payable was primarily due to the increased payables related to our inventory purchases. The increase in deferred margin on sales to distributors was mainly due to the increasing activities with our distributors driven by the acceleration of demand for our products while the decrease in accrued and other current liabilities was mainly attributable to the payment of 2011 bonus in the first quarter of 2012, payment of product rebates and payment of milestone to ABT.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Nine Months Ended September 30,
	2012	2011	Change
	(Dollars in thousands)
Cash provided by (used in) operating activities	$2,996	$(2,038)	247.0%
Cash provided by (used in) investing activities	(2,880)	2,009	-243.4%
Cash provided by (used in) financing activities	(3,039)	3,898	-178.0%
Effect of exchange rate changes on cash and cash equivalents	(24)	(59)	59.3%
Net increase (decrease) in cash and cash equivalents	$(2,947)	$3,810	-177.3%

Operating Activities

The cash provided by operating activities during the nine months ended September 30, 2012 was primarily due to increases in operating liabilities, such as accounts payable and deferred margin on sales to distributors, offset by an increase in operating assets, such as accounts receivable and inventories.

Investing Activities

The cash used in our investing activities during the nine months ended September 30, 2012 was primarily a result of the $6.6 million cash used for certain capital expenditures, $3.5 million cash used for an investment in a privately-held company, $2.8 million cash used for investment in an unconsolidated affiliate, $1.0 million cash used for certain strategic business initiatives, and $0.9 million cash used for advances for intellectual properties, partially offset by $11.9 million net proceeds from the sales and maturities of short-term investments. During the nine months ended September 30, 2012, we sold $67.3 million and purchased $55.4 million worth of short-term investments.

We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

The cash used in our financing activities during the nine months ended September 30, 2012 was primarily due to $6.4 million cash used to repurchase our common stock and $2.1 million cash used to repurchase restricted stock units for minimum statutory income tax withholding, partially offset by the proceeds from issuances of common stock of approximately $5.0 million.

Contractual Obligations

Information regarding our operating lease obligations and other commitments is provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on our Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in our contractual obligations since December 31, 2011.

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$12,270	$749	$5,272	$3,542	$2,707

We are required to pay the former stockholders of ABT $590,000 in cash upon the successful release on or before November 30, 2012 of production units being developed by us which incorporate certain of ABT’s technologies.

Liquidity and Capital Resource Requirements

Based on our estimated cash flows, we believe our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of September 30, 2012, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $138.2 million. A sensitivity analysis was performed on our investment portfolio as of September 30, 2012. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$482,000	$963,000	$1,445,000

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

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Chinese Yuan, Indian Rupee and Japanese Yen.  Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact of a change in the value of the U.S. dollar compared to the foreign currencies which we use in our operations.  The following represents the potential impact on our cash flows of a change in the value of the U.S. dollar compared to the Chinese Yuan, Japanese Yen, Euro, British Pound, Taiwan Dollar, Indian Rupee and Korean Won for the nine months ended September 30, 2012 and 2011.  This sensitivity analysis aggregates our activity in these currencies for the nine months ended September 30, 2012 and 2011, translated to U.S. dollars, and applies a change in the U.S. dollar value of 5%, 7.5% and 10% (in thousands).

	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	5%	5%	7.50%	7.50%	10%	10%
China (Yuan)	$560	$851	$840	$1,277	$1,120	$1,702
Others	435	325	653	487	870	650
Total	$995	$1,176	$1,493	$1,764	$1,990	$2,352

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we hedge will adequately protect us against risks associated with foreign currency fluctuations.

Derivative Instruments

As of September 30, 2012, the outstanding foreign exchange contracts had a total notional value of $1.3 million. See Note 11 in our Notes to Condensed Consolidated Financial Statements of this report for more detailed discussions on derivative transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) under Part I Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.

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

For example, on July 13, 2011, we purchased a 17.5% equity ownership interest in a U.S. based privately-held company for $7.5 million in cash. From July 13, 2011 through September 30, 2012, we have reduced the value of our investment by an aggregate of $2.8 million ($0.6 million for the three months ended September 30, 2012) representing our proportionate share of the privately-held company’s net loss during this period. In July 2012, we invested an additional $2.75 million in the form of convertible secured promissory notes. As of September 30, 2012, we have concluded that these investments are impaired and that such impairment is other than temporary; however, we will continue to hold our 17.5% interest in the privately-held company.  In reaching this conclusion, we considered all available evidence, including that (i) the privately-held company had not achieved forecasted revenue or operating results, (ii) the privartely-held company had limited liquidity or capital resources as of September 30, 2012, and (iii) the overall progress the privately-held company has made towards its business objectives, including the acquisition of home theater wireless speaker customers, has not progressed as previously expected.  As a result of our analysis of these factors, we believe that the possibility is remote that we will exercise our call option on the investments or that we will realize any other value from these investments. As a result, we recorded a non-cash impairment charge of $7.5 million representing the carrying value of the investments as of September 30, 2012. This impairment charge was recorded in the line item equity in net loss of and impairment of investments in an unconsolidated affiliate in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012.

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

Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability.  Our mobile and CE product revenue, which comprised approximately 76.5% and 73.2% of total revenue for the three and nine months ended September 30, 2012, respectively, and approximately 73.5% and 69.5% of total revenue for the three and nine months ended September 30, 2011, respectively, is dependent on continued demand for mobile and consumer electronics, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones.  Demand for consumer electronics is a function of the health of the economies in the United States, Japan and around the world. As a result of the recent global recession experienced by the U.S. and other economies around the world, as well as the European sovereign debt crisis, the overall demand for consumer electronics has been and may continue to be adversely affected. As a result, the demand for our mobile, CE and PC products and our operating results have been and may continue to be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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

Some of our current or potential customers, including our own licensees, have their own internal semiconductor capabilities or other semiconductor suppliers or relationships, and may also develop solutions integrating the innovations, features and  functionality of our products for use in their own products rather than purchasing products from us. Some of our competitors have already established supplier or joint development relationships with some of our current or potential customers and may be able to leverage these relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and therefore may be able to adapt more quickly to new or emerging technologies and customer requirements, or to devote greater resources to the promotion and sale of their products. Our competitors in the CE market include Analog Devices, NXP, Broadcom, Intel, MediaTek, Mstar and Texas Instruments and our competitors in the Mobile market include Explore, Parade, MediaTek and Qualcomm. Mergers and acquisitions are very common in our industry and some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller geometries. This requires us to change the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 180 nanometer and 130 nanometer, geometry processes. We are now designing new products in 65 and 40 nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, resulting in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 65 and 40 nanometer geometry process technologies has and will continue to result in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For the three months ended September 30, 2012, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng Industrial accounted for 38.3%, 10.7% and 9.6% of our total revenue, respectively.  For the nine months ended September 30, 2012, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng Industrial accounted for 34.5%, 11.4% and 8.4% of our total revenue, respectively.  For the three months ended September 30, 2011, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng Industrial accounted for 30.8%, 13.3% and 10.2% of our revenue, respectively. For the nine months ended September 30, 2011, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng Industrial accounted for 22.0%, 14.8% and 10.9% of our revenue, respectively. In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and /or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

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

 Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions.  Distributors generated 40.0% and 40.1% of our total revenue for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, distributors accounted for 46.0% and 53.1% of our revenue, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

In our industry, such conflict minerals are most commonly found in metals.  Some of our products use certain metals, such as gold, silicon and copper, as part of the manufacturing process.  Although we have not yet determined whether the gold, silicon or copper used in the manufacture of our products would be considered conflict minerals, if such a determination is made, we may not be able to obtain alternative supplies for such metals due to the limited number of sources of non-conflict metals.  If we are required to use alternative supplies, the price we pay for such metals may increase.

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

A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and nine months ended September 30, 2012, approximately 54.8% and 59.2% of our total revenue based on billing location, respectively, was generated from customers and distributors located outside of North America, primarily in Asia, and was 59.9% and 69.8% for the three and nine months ended September 30, 2011, respectively. We anticipate that sales outside of North America will continue to account for a substantial portion of our revenue in future periods.

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

Our success depends on us investing significant amounts of resources into research and development.  Our research and development expenses as a percent of our total revenue were 24.1% and 31.2% for the three and nine months ended September 30, 2012, respectively, and 30.2% and 30.1% for the three and nine months ended September 30, 2011, respectively.  We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability.  If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

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

Through our wholly-owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI specification and are responsible for promoting and administering the specification. We receive all the license fees paid by adopters of the HDMI specification to cover the costs we incur to promote and administer the HDMI specification. There can be no assurance that, going forward, we will continue to act as agent of the HDMI specification and/or receive all the license fees paid by HDMI adopters.  After an initial period during which we received all of the royalties paid by HDMI adopters, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification, and following this reallocation, our portion of HDMI royalties was reduced to approximately 62%. In 2010, HDMI founders again reviewed the allocation of HDMI royalties and agreed on an allocation formula that reduced the portion of HDMI royalties received by us in 2011 to approximately 40% to 50%. We expect the HDMI founders to continue to review the allocation of HDMI royalties from time to time and we cannot provide any assurance regarding the portion of HDMI royalties received by us in the future.

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

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the three and nine months ended September 30, 2012, more than 80% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.

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

ICs targeted to PC, laptop, or notebook designs (whether running Microsoft Windows®, Apple Mac OS® or Linux operating systems) often require device driver software to operate.  This software is difficult to produce and requires various certifications such as Microsoft’s Windows Hardware Quality Labs (WHQL) before being released.  Each new revision of an operating system may require a new software driver and associated testing/certification. Failure to produce this software can have a negative impact on our relation with Microsoft and/or Apple and may damage our reputation as a quality supplier of SATA and HDMI products in the eyes of end consumers.

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

 In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the three and nine months ended September 30, 2012, customers and distributors located in Japan generated 13.7% and 15.6% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 22.1% and 24.0% of our total revenue based on billing location, respectively. For the three and nine months ended September 30, 2011, customers and distributors located in Japan generated 16.6% and 21.5% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 25.5% and 28.3% of our total revenue based on billing location, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2012 to July 31, 2012	-	-	-	$44,900,025
August 1, 2012 to August 31, 2012	101,400	$4.67	101,400	44,426,619
September 1, 2012 to September 30, 2012	169,722	4.75	169,722	43,620,964
Total	271,122	4.72	271,122
  _________________________

(1)
In the Quarterly Report of Silicon Image, Inc. on Form 10-Q for the quarter ended March 31, 2012, we announced a board-approved plan authorizing us to repurchase up to $50.0 million of our common stock in the open market or in privately negotiated transactions. The stock repurchase program may be modified, extended or terminated by the Board at any time.

(2)	Does not include amounts paid for commissions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

       The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2012	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry Chief Financial Officer (Principal Financial Officer)

Exhibit Index

					Filing	Filed
		Form	File No.	Exhibit	Date	Herewith

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

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