Form 10-K
period 2012-12-31
SILICON IMAGE INC
filed 2013-02-26
CIK 1003214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    No  ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $315,370,110 as of the last business day of Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported on such date.

As of February 14, 2013, there were 77,179,004 shares of the Registrant’s Common Stock issued and outstanding.

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

i

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

Silicon Image is a leading provider of connectivity solutions that enable the reliable distribution and presentation of HD content for mobile, consumer electronics (CE) and personal computer (PC) markets. We deliver our technology via semiconductor and intellectual property (IP) products that are compliant with global industry standards and feature market-leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, as well as desktop and notebook PCs. Silicon Image has driven the creation of the highly successful High-Definition Multimedia Interface (HDMI®), the latest HD standard for mobile devices—Mobile High-Definition Link (MHL®), Digital Visual Interface (DVI™) industry standards and the leading 60GHz wireless video standard—WirelessHD®. Via its wholly-owned subsidiary, Simplay Labs LLC, Silicon Image offers manufacturers comprehensive product interoperability and standards compliance testing.

We are a Delaware corporation headquartered in Sunnyvale, California.

Mission and Business Strategy

Our mission is to be the leader in advanced HD connectivity solutions.

We are committed to delivering “HD Connectivity That Just Works.” We believe in creating innovative solutions that allow consumers and businesses to seamlessly connect their HD devices anywhere and anytime. Our business strategy is to define and deliver new standards and technologies enabling advanced audio and video connectivity and interoperability among HD devices. The available markets for our products and IP solutions are increased through the development, introduction and promotion of market leading connectivity products based on these industry standards that also include Silicon Image technology innovations that are of added value to our customers. This “standards plus” strategy involves leveraging our unique ability to create innovative connectivity solutions and to promote the adoption of these solutions through the creation and evolution of new standards and new markets. We look to continually evolve these standards and further develop Silicon Image innovations.

Given our strategy, we believe that continual investment in research and development and marketing activities is critical to our success. These investments are targeted at and highlight our commitment to advancing connectivity through facilitating the broad market adoption of industry standards and the interoperability of our solutions throughout our target markets. We have historically demonstrated our ability to execute successfully to this strategy through the creation of the DVI and HDMI standards. We continue to execute on this strategy with the creation of the MHL standard for mobile products and wireless connectivity for all devices through the WirelessHD standard. As we continue to expand on our connectivity technology roadmap, our strategy also includes making strategic investments and opportunistic acquisitions of both businesses and technologies to broaden our connectivity product offerings and to expand or create opportunities within our existing and new markets, respectively. We are committed to executing our strategy and delivering on our mission.

Markets

We sell our products and services primarily into three markets: mobile, CE and PC. During 2012, our mobile business was the primary growth driver, increasing to approximately 48% of our total revenue by the end of the year as compared to 30% by the end of 2011.

Mobile Market—The consumption of HD content has evolved from being solely an in-home entertainment and personal experience to one that is increasingly “on-the-go.” A growing number of mobile devices, including smartphones and tablets, now support the storage and viewing of HD video content, offering consumers new and convenient ways to share and experience mobile HD content, even if the viewing experience is limited due to the small form factor. Smartphones have become more entertaining to use as well as more practical for business, and are taking a central role in how consumers stay connected and productive. Tablets have been introduced with mobile broadband access that can browse the Internet anywhere there is cellular reception, and cameras are now built into many portable gaming devices. According to market research firm Parks Associates, the number of smartphones users is expected to quadruple, exceeding 1 billion worldwide by 2014. Therefore the mobile market represents our fastest growing market. From the initial device shipment of our mobile MHL transmitter products in 2011, we have shipped over 190 million MHL-enabled mobile products.

CE Market—From DTVs to cable boxes to Blu-ray Disc and DVD players, gaming consoles and DVRs, set boxes bring in the content that fuels the home entertainment experience. Since its introduction in 2003, HDMI technology has become the de-facto worldwide standard for the transmission of HD content. The HDMI Consortium has over 1300 licensed HMDI adopters that have cumulatively shipped over 3 billion HDMI enabled devices globally. The CE market is undergoing a significant shift as more DTVs are adopting MHL. We anticipate up to one-third of all DTVs could incorporate the MHL technology bringing not only mobile connectivity to DTVs, but also an AV port that simultaneously provides power. In 2012, we saw the introduction of the Roku Streaming Stick, which brings internet HD video streaming services to any MHL-enabled DTV in a small form factor. MHL provides the HD audio/video connection, enables control via the DTV remote, and delivers power to the stick which eliminates the need for a separate power adapter. With the continued growth of MHL, we expect to see more products like the Roku Streaming Stick come to market. In addition, DTVs are beginning to transition to 4Kx2K resolutions and as well as incorporate built-in Internet access. While our technology serves the entire CE market through our participation in the MHL and HDMI standards, our product focus continues to be in the DTV and AVR space where we maintain a strong share of the market as we sell into most of the Tier One DTV manufactures.

PC Market—While the PC market is expected to continue to grow with the introduction of Ultrabooks, there is an increasing blurring of the line between mobile and PC devices. In either case, consumers of these devices demand the highest video quality and resolution. Our MHL and HDMI technologies are utilized in various PC devices, and we expect our 60GHz WirelessHD to be a key technology as well in the coming years.

Automotive Market—We expect that the automotive market will be the next to adopt MHL technology, with manufacturers such as Hyundai, JVC-Kenwood and Pioneer viewing MHL as a compelling technology to integrate into the car infotainment experience. Not only can consumers connect their MHL-enabled devices to the big screen to watch HD videos, play video games or make presentations, but they can now access all of their content while on the road.

In the markets we serve, we provide advanced connectivity solutions that enhance the consumer experience. In the mobile space, our MHL products provide low pin count, connector agnostic solutions delivering full HD video and audio connectivity while enabling the continuous charging of the connected mobile device from the display. Our CE solutions provide the first dual standard products resulting in fast switching and live picture-in-picture video previewing of each connected device, making switching between source devices simple, intuitive and fast. Our 60GHz WirelessHD-compliant solutions provide the closest cable-like experience possible without wires, allowing extreme PC gamers to interact with a big screen display wirelessly and with no latency. The markets we serve will continue to evolve and connectivity is certain to be a key in enabling devices to talk to one another, whether it is a mobile device, a CE device or a PC device.

Over the past three years, our product revenues from the mobile, CE and PC markets and our licensing revenues were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Mobile	$120,936	$65,789	$10,525
Consumer Electronics	62,236	87,922	118,192
Personal Computers	20,315	20,523	24,124
Licensing	48,877	46,775	38,506

	$252,364	$221,009	$191,347

Prior to January 1, 2011, we reported our product revenue under the following three market categories: 1) CE, 2) PC and 3) Storage. Effective January 1, 2011, we updated our report on product revenue to consist of the following categories: 1) Mobile, 2) CE and 3) PC. As a result of this change, our mobile category now incorporates all mobile-related activities, including both mobile HDMI and MHL. Our CE product category now consists of DTV and Home Theater markets and PC consists of all PC, Storage and other activities.

Standards Activity

We have been directly involved and instrumental in the following standards efforts:

Mobile High-Definition Link (MHL™) Consortium

In 2010, Nokia, Samsung, Silicon Image, Sony, and Toshiba formed the MHL Consortium to develop technology and create an industry standard for an audio/video interface for mobile devices such as smartphones and tablets. MHL technology is a low pin count, connector agnostic HD audio and video serial link specifically defined for connecting mobile devices to HD displays. MHL technology is based on our proprietary Transition-Minimized Differential Signaling (TMDS®) technology, the same technology used in the DVI and HDMI specifications, while only requiring a single TMDS data pair to transmit video to MHL enabled DTVs at resolutions up to 1080p. As a result, MHL technology requires only 5 pins, making it compatible with existing low pin-count connectors in mobile devices. Reduced pin-count connectors are critical in mobile devices given the greatly limited connector space compared to standard consumer electronic devices such as Blu-Ray players and set top boxes. MHL technology also enables the charging of the mobile device when connected to a display, preserving the device’s battery life. Silicon Image shipped over 140 million mobile MHL products in 2012 as compared to 50 million mobile MHL products shipped in 2011. In addition, 150 companies around the world have become MHL adopters as of December 31, 2012.

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

For CE manufacturers, HDMI technology is a low-cost, standardized means of interconnecting CE devices that enables them to provide customers with feature-rich products delivering a true home theater entertainment experience. For PC and monitor manufacturers, HDMI technology enables a PC to connect to DTVs and monitors at HD-quality levels. The market research firm In-Stat estimates that over 800 million HDMI-enabled products shipped worldwide in 2012, contributing to an installed base of over 3 billion HDMI-enabled products. As of December 31, 2012, 1313 companies around the world were HDMI adopters representing growth of 13% year over year and further strengthening the specification’s position as the worldwide standard for high-definition digital connectivity. According to market researcher In-Stat, the HDMI specification has become widely adopted and has moved from an emerging standard to a prevalent connectivity standard used in many consumer applications.

In October 2011, the HDMI Forum was established to foster broader industry participation in the development of future versions of the HDMI specification and providing for HDMI technology to extend into an increasingly wider array of devices, applications and industries, including PC, automotive, hospitality, IT, visual signage, airlines and others. We believe that the HDMI Forum will finalize and publish the next version of the HDMI specification during the coming year.

HDMI Licensing, LLC, our wholly-owned subsidiary, is the agent responsible for licensing the HDMI specification, promoting the HDMI standard and educating Adopters, retailers and consumers on the benefits of the HDMI specification.

WirelessHD™ Consortium

Formed in 2006 to create the industry’s first technical specification for multi-gigabit-per-second wireless transmission of high quality, lossless high-definition (HD) video, multi-channel audio, and data for consumer electronics, PC and portable products, the WirelessHD Consortium is led by, LG Electronics, Panasonic, Samsung, Silicon Image, Sony, TP Vision and Toshiba. The WirelessHD specification, available since January 2008, has been architected and optimized for wireless display connectivity, achieving in its first generation implementations high-speed rates up to 4Gbps at ten meters for the consumer electronics, personal computing and portable device products. Its core technology, based on the 60GHz millimeter wave frequency band, promotes theoretical data rates as high as 28Gbps, permitting it to scale to higher resolutions including 4K and beyond.

Digital Visual Interface (DVI)

In 1998, together with Intel, Compaq, IBM, Hewlett-Packard, NEC and Fujitsu, Silicon Image announced the formation of the Digital Display Working Group (DDWG), and in 1999, published the DVI 1.0 specification. Today, in many applications, DVI is being replaced by the more feature-rich MHL/HDMI interface or DisplayPort, a digital display interface standard promoted by the Video Electronics Standards Association (VESA).

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

Products

Mobile

Mobile MHL and HDMI Transmitters. Our mobile MHL and HDMI transmitter products have been optimized for small-form factor and low-power and are targeted for mobile devices, such as smartphones, and tablets. MHL transmitters convert digital video into the MHL format enabling mobile devices to connect to DTVs and displays with MHL inputs, or alternatively, to connect to DTVs and displays with HDMI inputs via an MHL-to-HDMI adapter. In 2011, we introduced the SiI8332, SiI8336, and SiI8334 MHL transmitters targeted for mobile devices, including smartphones and tablets. The SiI8332 and SiI8336 feature MIPI DSI input and integrate a high-speed switch to reduce system bill-of-materials (BOM) cost. The SiI8334 features an HDMI input, and integrates a high-speed switch. Mobile HDMI transmitters convert digital video into the HDMI format.

MHL-to-HDMI Bridges . Our MHL-to-HDMI bridge products are targeted for docking stations and adapters, connecting new MHL mobile products with existing HDMI-enabled DTVs and displays. The SiI9292 is an MHL-to-HDMI bridge which is integral to the design of low-power, MHL-to-HDMI accessory devices such as docking stations, converters and adapters, enabling HD video and audio connectivity between MHL-ready mobile devices and DTVs and displays with legacy HDMI inputs.

60GHz WirelessHD Transmitters. In December 2012, we introduced our first 60GHz WirelessHD transmitter – the UltraGig™ 6400, targeted for integration into mobile devices such as smartphones and tablets. This product was optimized for small form-factor and low-power and is designed to provide near-zero latency between the mobile device and the HD display. The UltraGig 6400 includes the 60GHz WirelessHd baseband processor, RF, antennas, and MHL transmitter in a small 10x7mm package.

CE (DTV & Home Theater)

Dual Standard Port Processors. Our dual standard port processors featuring MHL and HDML functionality are targeted for CE products, such as DTVs, AV receivers, sound bars and Home-Theater-In-a-Box (HTIB). Our port processors support the latest version of the MHL and HDMI specifications and provide the ability to seamlessly interface to MHL-enabled mobile devices, such as smartphones and tablets. In addition, our port processors can quickly switch between up to six HDMI inputs using our InstaPort technology. With InstaPort technology, switching time between various HDMI devices attached to a DTV is reduced from approximately 5 seconds to approximately 1 second. In 2011, we introduced our new InstaPrevue™ technology. InstaPrevue™ technology makes TVs and AV receivers easier to use by taking the guesswork out of switching between HDMI sources. Instead of having to remember what is playing on the connected devices, InstaPrevue provides a live picture-in-picture video preview of each connected device, making it simple and intuitive to switch between the cable box, the disc player, the gaming console, and any other HDMI-connected source.

HDMI Transmitters. Our dual standard transmitter products are targeted for CE products, such as Blu-Ray players, STBs, and AV receivers (AVRs). HDMI transmitters convert digital video and audio into HDMI format enabling products to connect to DTVs and other display that have HDMI inputs. In 2011, we introduced a new HDMI transmitter, the SiI9136-3, targeted at home theater applications, such as Blu-ray players and AVRs. The SiI9136-3 converts digital video into HDMI 1.4 format with speeds up to 300MHz, enabling support for 4Kx2K, 1080p120, and 1080p60 3D.

Dual Standard Receivers. Our dual standard receiver products are targeted for high-definition displays, such as projectors and PC monitors, as well as AV receivers (AVRs) and enables MHL mobile devices such as smartphones and tablets to easily connect to these receiving devices. These dual standard receivers convert an incoming encrypted serialized stream to digital video and audio, which is then processed by a television or PC monitor for display.

WirelessHD Transmitters and Receivers. Our WirelessHD transmitter and receiver products are targeted for CE products, such as HDMI extenders, HDMI cable replacement, and HD projectors. WirelessHD transmitters send HD audio and video using 60GHz wireless technology at high-quality with near-zero latency. Our Gen3 transmitter and receiver products were released into production during 2012.

PC

MHL/HDMI-to-HDMI Bridges. Our MHL/HDMI-to-HDMI bridge products are targeted for high-definition displays, such as PC monitors and DTVs, enabling added support for MHL. The SiI1292 is an MHL/HDMI-to-HDMI bridge designed to enable single port displays such as HDTVs, PC monitors, multi-function monitors or HD projectors, to connect to MHL-enabled mobile devices via an MHL cable.

Simplay Labs, LLC

We believe Simplay Labs LLC, our wholly owned subsidiary, has further enhanced our reputation for quality, reliable products and leadership in the CE and Mobile markets. The Simplay HD™ Interoperability Program offers one of the most robust and comprehensive testing engagements to manufacturers as device interoperability and consumer quality of experience are of significant concern to manufacturers, retailers and consumers. Devices that pass Simplay’s Authorized Testing Centers (ATCs) and enhanced interoperability testing requirements are verified to meet HDMI and MHL technology interface compliance specifications, and have also demonstrated interoperability through empirical testing against “peer” devices maintained by Simplay Labs. Simplay Labs has service centers operating in the U.S., South Korea and China providing compliance, interoperability, quality of experience and performance testing at global testing centers. Simplay Labs also verifies MHL devices for standards compliance and interoperability. A number of products have used the SimplayHD logo on product packaging, within product literature and on website promotions.

Simplay Labs also offers test system to manufacturers in supporting their efforts to quickly bring high quality and compliant products to market. The Simplay test system products portfolio includes the Simplay Labs Explorer HDMI-CEC test system and protocol analyzer, which was approved as an official HDMI Authorized Test Center (ATC) test tool in 2009. The first HDMI-CEC R&D tool of its kind for CE manufacturers, the Simplay CEC Explorer sets a higher standard for development of HDMI CEC features and enables manufacturers to bring products to market faster. The Simplay Labs Universal Test System (UTS) is a new generation test system that utilizes an industry standard shelf-based modular slot approach to support many HD standards, interfaces and function within a single chassis. The UTS is the first test system of its kind to offer both HDMI and MHL system test capabilities within a single platform.

Customers

We focus our sales and marketing efforts on achieving design wins with original equipment manufacturers (OEMs) of mobile, CE and PC products. A small number of customers and distributors have generated and are expected to continue to generate a significant portion of our total revenue. Our top five customers, which include distributors, generated 64.4%, 61.4% and 58.3%, of our total revenue in 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, total revenue from Samsung Electronics and our distributor Edom Technology accounted for 35.0% and 10.3% of our total revenue, respectively. For the year ended December 31, 2011, total revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 23.4%, 13.8% and 10.2% of our total revenue, respectively. For the year ended December 31, 2010, total revenue from Samsung Electronics and our distributors Microtek Corporation and Innotech Corporation accounted for 17.0%, 11.0% and 11.3% of our total revenue, respectively.

A significant percentage of our revenue was generated through distributors. Our revenue generated through distributors was 38.4% of our total revenue in 2012, a decrease from 50.1% and 61.1% of our total revenue in 2011 and 2010, respectively. Please refer to the section of this report titled “Risk Factors” for a discussion of risks associated with the sell-through arrangement with our distributors.

A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. For the years ended December 31,2012, 2011 and 2010, approximately 57.4%, 67.1% and 78.9% of our total revenue, respectively, was generated from customers and distributors located outside of North America, primarily in Asia.

Research and Development

Our research and development efforts continue to focus on innovative technologies standards, and products featuring higher-bandwidth and lower-power links, efficient algorithms, architectures and feature-rich implementations for mobile, CE and PC applications. By utilizing our patented technologies and optimized architectures, we believe our products can scale with advances in semiconductor manufacturing process technology, simplify system design and provide innovative solutions for our customers. As of December 31, 2012, we had been issued 448 United States and International patents and had 514 United States and International patent applications pending. Our U.S. issued patents have expiration dates which range from 2015 to 2030 subject to our payment of periodic maintenance fees. Our policy is to seek to protect our intellectual property rights throughout the world by filing counterparts or our US patent applications in select foreign jurisdictions. A discussion of risks related to our intellectual property is set forth in the section of this report titled “Risk Factors”.

We have extensive experience in the areas of high-speed interconnect architecture, circuit design, logic design/verification, firmware/software, digital audio/video systems and wireless baseband and radio frequency (RF) technology and architecture. We have invested and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses were approximately $77.4 million, $66.5 million and $55.3 million in 2012, 2011 and 2010, respectively, including stock-based compensation expense of $3.6 million, $3.8 million and $2.6 million for 2012, 2011 and 2010, respectively.

Sales and Marketing

We sell our products using direct sales support and marketing field offices located in North America, Europe, Taiwan, China, Japan and Korea and through a network of distributors located throughout North America, Asia and Europe. Our sales strategy for all products is to achieve design wins with key industry companies in order to grow the markets in which we participate and to promote and accelerate the adoption of industry standards that we support or are developing.

Our sales are primarily made through standard purchase orders for delivery of products. We follow industry practice that allows customers to cancel, change or defer orders with limited advance notice prior to shipment. Given this practice, we do not believe that backlog is a reliable indicator of future revenue levels.

We are mainly affected by the seasonal trends of the CE and mobile markets. The impacts of seasonality are to some extent dependent on product and market mix of products shipped. The third quarter is normally our strongest quarter for revenue as manufacturers prepare for the major holiday selling season.

Manufacturing

Wafer Fabrication

Our semiconductor products are designed using standard, complementary metal oxide semiconductor processes, which permit us to use independent wafer foundries to fabricate them. By outsourcing the manufacture of our semiconductor products, we are able to avoid the high cost of owning and operating a semiconductor wafer fabrication facility and to take advantage of our contract manufacturers’ high-volume economies of scale. Outsourcing our manufacturing also gives us direct and timely access to various process technologies. This allows us to focus our resources on the innovation, design and quality of our products.

We rely almost entirely on Taiwan Semiconductor Manufacturing Company (TSMC) to manufacture all of our semiconductor products. Our semiconductor products are currently fabricated using 0.35, 0.25, 0.18, 0.13, 0.065 and .055 micron processes. We continuously evaluate the benefits, primarily the improved performance, costs and feasibility, of migrating our products to smaller geometry process technologies. Because of the cyclical nature of the semiconductor industry, capacity availability can change quickly and significantly. We discuss the risks related to our sole sourcing of the manufacturing of our products in the section of this report titled “Risk Factors.”

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

Mobile—In the mobile market, our products are designed into a variety of devices, including smartphones, tablets, digital still cameras, and camcorders. Our products compete against discrete HDMI and MHL products offered by companies such as Analog Devices, Analogix, Parade, and Explore. Our products also face competition from companies integrating HDMI or MHL transmit functionality into system-on-a-chip (SoCs), such as Broadcom, Intel, Qualcomm, Texas Instruments, NVIDIA, Marvell, ST Ericsson, and MediaTek. In addition, we also compete in some instances against in-house semiconductor solutions designed by large consumer electronics OEMs. We also face competition from alternative HD connectivity technologies, such as Mobility DisplayPort (MYDP) which is a mobile version of DisplayPort that was released during 2012 that is being offered as an alternative to MHL and is being promoted by Analogix. MiraCast (or Wi-Fi Display) is a wireless video technology being offered as another alternative to both MHL and WirelessHD, and is being promoted by Qualcomm and Cavium.

CE—In the consumer electronics market, our products are designed into a variety of devices, including DTVs, STBs, Blu-ray players, AV receivers, soundbars, and home theater in a box (HTIBs). Our products compete against discrete HDMI products offered by companies such as Analog Devices, Analogix

Semiconductor, Parade Technologies and Explore. Our products face competition from companies integrating HDMI or MHL receive or transmit functionality into SoC’s, such as Broadcom, Intel, MediaTek, Mstar, Sigma and Marvell. We also compete in some instances against in-house semiconductor solutions designed by large consumer electronics OEMs.

PC—In the PC market, Intel, AMD, NVIDIA and other competitors have integrated HDMI and/or DVI into their PC processor and chips sets. Our HDMI and DVI products also face competition from products based on the DisplayPort standard, which is a digital display interface standard being put forth by the Video Electronics Standards Association (VESA) that defines a digital audio/video interconnect intended to be used primarily between a computer and a display. DisplayPort is increasingly replacing DVI as the default standard for PC digital video interconnects technology. WiGig is a 60GHz wireless standard being offered as an alternative to wired connectivity and to WirelessHD, and is being promoted by Wilocity and Intel.

Employees

As of December 31, 2012, we had a total of 623 full-time employees, including 279 located outside of the United States. None of our employees are represented by a collective bargaining agreement. We have never experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel and our ability to attract and retain additional qualified personnel.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on the investor relation’s section of our website at http://ir.siliconimage.com when such reports are available on the SEC’s website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We are not including the information contained on our website as a part of, or incorporating it by reference into our annual report on Form 10-K.

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

Our success depends on our ability to develop and bring to market innovative new technologies and semiconductor products as well as continued growth in consumer and customer demand for these new technologies and semiconductor products. We may not be able to develop and bring to market such technologies and products in a timely manner because the process of developing high-performance semiconductor products is complex and costly.

Our future growth and success depends on the continued growth in market acceptance and the consumer and customer demand for our mobile technologies and semiconductor products, especially our MHL enabled products. Growth in the demand for our MHL enabled products accounted for a significant portion of our revenue growth in 2012. If we cannot continue to increase consumer awareness of and demand for MHL enabled products, our customers’ demand for our MHL enabled semiconductor products may not continue to grow as rapidly as has been the case and may even decrease. This could have a negative impact on our business and results of operations.

Our future growth and success also depends on our ability to continuously develop and bring to market new and innovative semiconductor products on a timely basis—such as semiconductor products supporting the MHL and WirelessHD standards. There can be no assurance that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our new or future products will incorporate the innovations, features or functionality at the price points necessary to achieve a desired level of market acceptance in the anticipated timeframes. There is no way to make certain that any such new or future products will contribute significantly to our revenue. We face significant competition from startups having the resources, flexibility and ability to innovate faster than we can. We also face competition from established companies with more significant financial resources and greater breadth of product line than we have, providing them with a competitive advantage in the marketplace. If we cannot continue to innovate and to develop and market new products could negatively affect our business and results of operations could be negatively affected.

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

Our ability to successfully develop and introduce new products also depends on a number of factors, including, but not limited to:

•

our ability to accurately predict market trends and requirements, the establishment and adoption of new standards in the market and the evolution of existing standards and connectivity technologies, including enhancements or modifications to existing standards such as HDMI, MHL and WirelessHD;

•

our ability to identify customer and consumer market needs where we can apply our innovation and skills to create new standards or areas for product differentiation that improve our overall competitiveness either in an existing market or in a new market;

•	our ability to develop advanced technologies and capabilities and new products and solutions that satisfy customer and consumer market demands;

•

how quickly our competitors and customers integrate the innovation and functionality of our new products into their semiconductor products, putting pressure on us to continue to develop and introduce innovative products with new features and functionality;

•

our ability to complete and introduce new product designs on a timely basis, while accurately anticipating the market windows for our products and bringing them to market within the required time frames;

•	our ability to manage product life cycles;

•	our ability to transition our product designs to leading-edge foundry processes in response to market demands, while achieving and maintaining of high manufacturing yields and low testing costs;

•	the consumer electronics market’s acceptance of our new technologies, architectures products and other connectivity solutions; and

•	consumers’ shifting preferences for how they purchase and consume HD content, which may not be met by our products.

Accomplishing what we need to do to be successful is extremely challenging, time-consuming, and expensive; and there is no assurance that we will succeed. We may experience product development delays from unanticipated engineering complexities, commercial deployment of new connectivity standards changing market or competitive product requirements or specifications, difficulties in overcoming resource constraints, our inability to license third-party technology and other factors. Also our competitors and customers may integrate the innovation and functionality of our products into their own products, thereby reducing demand for our products. If we are not able to develop and introduce new and innovative products and solutions successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results. Even if we are successful in our product development efforts, it is possible that failures in our commercialization may result in delays or failure in generating revenue from these new products.

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

Our growth depends on the growth of the markets we serve and our ability to enter new markets. We are also dependent on our ability to enhance our existing products and technologies and to introduce new products and technologies for existing and new markets on a timely basis. The acquisition of companies or intangible assets is a strategy we have used in the past and will continue to use to develop new technologies and products enhance our existing products portfolio and to enter new markets. Acquisitions involve numerous risks, including, but not limited to, the following:

•

the inability to find acquisition opportunities that are suitable to our needs available in the time frame necessary for us to take advantage of market opportunities or available at a price that we can afford;

•	the difficulty and increased costs of integrating the operations and employees of the acquired business, including our possible inability to keep and retain key employees of the acquired business;

•	the disruption to our ongoing business of the acquisition process itself and subsequent integration;

•	the risk of undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;

•	the inability to successfully commercialize acquired products and technologies;

•	the inability to retain the customers and suppliers of the acquired business;

•	the need to take impairment charges or write-downs with respect to acquired assets and technologies; and

•	the risk that the future business potential as projected may not be realized and as a result, we that we may be required to take a charge to earnings that would impact our profitability.

We cannot assure you that our prior acquisitions or our future acquisitions, if any, will be successful or provide the anticipated benefits, or that they will not adversely affect our business, operating results or financial condition. Our failure to manage growth effectively and to successfully integrate acquisitions made by us could materially harm our business and operating results.

In January 2007, for example we completed the acquisition of Sci-worx, now Silicon Image, GmbH. In 2009, because of our decision to focus on discrete semiconductor products and related intellectual property, we decided to restructure our research and development operations resulting in the closure of our two sites in Germany.

We have made and continue to make strategic investments in and enter into strategic partnerships with third parties. The anticipated benefits of these investments and partnerships may never materialize.

We have made and will continue to make strategic investments in and enter into strategic partnerships with third parties with the goal of acquiring or gaining access to new and innovative semiconductor products and technologies on a timely basis. Negotiating and performing under these arrangements involves significant time and expense, and we cannot assure you that the anticipated benefits of these arrangements will ever materialize or that the products or technologies involved will ever be commercialized or that, as a result, we will not have write down a portion or all of our investment.

For example, on July 13, 2011, we purchased a 17.5% equity ownership interest in a U.S. based privately-held company for $7.5 million in cash. In July 2012, we invested an additional $2.75 million in the form of convertible secured promissory notes. As of September 30, 2012, we concluded that these investments are impaired, and that such impairment is other than temporary. In reaching this conclusion, we considered all available evidence, including that (i) the privately-held company had not achieved forecasted revenue or operating results, (ii) the privately-held company had limited liquidity or capital resources as of September 30, 2012, and (iii) the overall progress the privately-held company has made towards its business objectives, including the acquisition of home theater wireless speaker customers, has not progressed as previously expected. As a result of our analysis of these factors, we believed that the possibility was remote that we would exercise our call option on the investments or that we would realize any other value from these investments. As a result, we recorded a non-cash impairment charge of $7.5 million representing the carrying value of the investments in the quarter ended September 30, 2012.

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

Negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products and sell our products and ultimately could harm our growth or financial results:

•	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors have stronger positions;

•	loss of, or impairment of relationships with, any of our key employees, vendors or customers;

•	difficulty in operating in new and potentially disperse locations;

•	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

•	failure to realize the potential financial or strategic benefits of the transaction;

•	difficulty integrating the accounting, management information, human resources and other administrative systems of the acquired business;

•	disruption of or delays in ongoing research and development efforts and release of new products to market;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	issuance of equity securities that may be dilutive to our existing stockholders;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	failure of the due diligence processes to identify significant issues with product quality, technology and development, or legal and financial issues, among other things;

•

incurring one-time charges, increased contingent liabilities, adverse tax consequences, depreciation or deferred compensation charges, amortization of intangible assets or impairment of goodwill, which could harm our results of operations; and

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings or those of the acquired business.

Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control and no assurance can be given that our previous or future acquisitions will be successful, will deliver the intended benefits of such acquisition, and will not materially harm our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

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

•	Our ability to effectively manage our business.

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

•

the completion of a few key licensing transactions in any given period on which our anticipated licensing revenue and profits are highly dependent, and the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected and we depend on a few licensees in any period for substantial portions of our anticipated licensing revenue and profits;

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

Because we have little or no control over these factors and/or their magnitude, our operating results are difficult to predict. Any substantial adverse change in any of these factors could negatively affect our business and results of operations. For example, in January 2013, we announced a reduction in our revenue guidance for the fourth quarter of 2012 as a result of the rescheduling of certain orders by a large customer.

Our business has been and may continue to be significantly impacted by the deterioration in worldwide economic conditions and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations.

Global credit and financial markets have experienced disruptions, and may continue to experience disruptions in the future, including national debt and fiscal concerns, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The continued or further tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The volatility in the credit markets has severely diminished liquidity and capital availability. Our mobile and CE product revenue, which comprised approximately 72.6%, 69.5% and 67.3% of total revenue for the years ended December 31, 2012, 2011 and 2010, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones. Demand for consumer electronics is a function of the health of the economies in the United States, Japan and around the world. As a result of the recent global recession, as well as the European sovereign debt crisis, the overall demand for consumer electronics has been and may continue to be adversely affected. As a result, the demand for our mobile, CE and PC products and our operating results have in the past and may in the future be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may continue to have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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

Our business strategy includes licensing our IP to companies that incorporate it into their respective technologies that address markets in which we do not directly participate or compete and we license into markets where we do participate and to compete. There can be no assurance that these customers will continue to be interested in licensing our technology on commercially favorable terms or at all. Our licensing revenue can be impacted by the introduction of new technologies by customers in place of the technologies used by them based on our IP. There also can be no assurance that our licensing customers will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property or will maintain the confidentiality of our proprietary information. Our IP licensing agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these require significant judgments.

Our licensing revenue fluctuates, sometimes significantly, from period to period because it is heavily dependent on a few key transactions being completed in a given period, the timing of which is difficult to predict and may not match our expectations. Because of its high margin, the licensing revenue portion of our overall revenue can have a disproportionate impact on gross profit and profitability. Generating revenue from IP licenses is a lengthy and complex process that may last beyond the period in which our efforts begin and, once an agreement is in place, the timing of revenue recognition may be dependent on the customer acceptance of deliverables, achievement of milestones, our ability to track and report progress on contracts, customer commercialization of the licensed technology and other factors. The accounting rules governing the recognition of revenue from IP licensing transactions are increasingly complex and subject to interpretation. As a result, the amount of license revenue recognized in any period may differ significantly from our expectations.

We face intense competition in our markets, which may lead to reduced revenue and gross margins from sales of our products and losses.

The markets in which we operate are intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. We expect competition to increase, as industry standards become more widely adopted, new industry standards are introduced, competitors reduce prices and offer products with greater levels of integration, and new competitors enter the markets we serve.

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

Some of our current or potential customers, including our own licensees, have their own internal semiconductor capabilities or other semiconductor suppliers or relationships, and may also develop solutions integrating the innovations, features and functionality of our products for use in their own products rather than purchasing products from us. Some of our competitors have already established supplier or joint development relationships with some of our current or potential customers and may be able to leverage these relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and therefore may be able to adapt more quickly to new or emerging technologies and customer requirements, or to devote greater resources to the promotion and sale of their products. Our competitors in the CE market include Analog Devices, Analogix Semiconductor, Parade Technologies, Explore, Broadcom, Intel, MediaTek, Mstar, Sigma and Marvell and our competitors in the Mobile market include Analogix, Parade, Explore, Broadcom, Intel, Qualcomm, Texas Instrument, NVIDIA, Marvell, ST Ericsson and MediaTek. Mergers and acquisitions are very common in our industry and some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

We operate in rapidly evolving markets, which makes it difficult to evaluate our future prospects.

The markets in which we compete are characterized by rapid technological change, evolving customer needs and frequent introductions of new products, technologies and standards. As we adjust to evolving customer requirements and technological advances, we may be required to further reposition our existing offerings and to introduce new products and services. We may not be successful in developing and marketing such new offerings, or we may experience difficulties that could delay or prevent the development and marketing of new products. In addition, new standards that compete with standards that we promote have been and likely will continue to be introduced, which could impact our success. Accordingly, we face risks and difficulties frequently encountered by companies in new and rapidly evolving markets. If we do not successfully address these risks and challenges, our results of operations could be negatively affected.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller geometries. This requires us to change the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 180 nanometer, 130 nanometer, 65 nanometer and 55 nanometer geometry processes. We are now designing new products in 40 nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, resulting in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to 40 nanometer geometry process technologies has and will continue to result in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.

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

Our customers typically test and evaluate our products prior to deciding to design our product into their own products. This evaluation period generally lasts from three to over six months to test, followed by an additional three to over nine months to begin volume production of products incorporating our products. This lengthy sales cycle may cause us to experience significant delays and to incur additional inventory costs until we generate revenue from our products. It is possible that we may never generate any revenue from products after incurring significant expenditures. Even if we achieve a design win with a customer, there is no assurance that the customer will successfully market and sell its products with our integrated components. The length of our sales cycle increases the risk that a customer will decide to cancel or change its product plans, which would cause us to lose sales that we had anticipated. In addition, anticipated sales could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products. Further, the combination of our lengthy sales cycles coupled with worldwide economic conditions could have a compounding negative impact on the results of our operations.

While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, from time to time, our product sales and marketing efforts may not generate sufficient revenue requiring that we write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover or otherwise compensate for our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher-cost products in our inventory, our operating results would be harmed.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and we may not be able to diversify our customer and/or distributor base. For the year ended December 31, 2012, total revenue from Samsung Electronics and our distributor Edom Technology accounted for 35.0% and 10.3% of our total revenue, respectively. For the year ended December 31, 2011, total revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 23.4%, 13.8% and 10.2% of our total revenue, respectively. For the year ended December 31, 2010, total revenue from Samsung Electronics and our distributors Innotech Corporation and Microtek, Inc. accounted for 17.0%, 11.3% and 11.0% of our total revenue, respectively. In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and /or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

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

Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 38.4%, 50.1% and 61.1% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

The Securities and Exchange Commission has recently adopted additional disclosure requirements related to certain minerals, so called “conflict minerals”, sourced from the Democratic Republic of Congo and adjoining countries for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured. These regulations also require a reporting company to disclose efforts to prevent the use of such minerals.

In our industry, such conflict minerals are most commonly found in metals. Some of our products use certain metals, such as gold, silicon and copper, as part of the manufacturing process. Although we have not yet determined whether the gold, silicon or copper used in the manufacture of our products would be considered conflict minerals, if such a determination is made, we may not be able to obtain alternative supplies for such metals due to the limited number of sources of non conflict metals. If we are required to use alternative supplies, the price we pay for such metals may increase. Additionally, our reputation with our customers could be harmed if we cannot certify that our products do not contain conflict metals.

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

For example, in the fourth quarter of fiscal 2012, we recorded the write down of certain unsalable inventory amounting to $6.2 million due to defects in the material used by one of our assembly vendors in the packaging process.

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

Although we test our products before shipment, they are complex and may contain defects and errors. For example, in January 2013, we announced that we took a charge to reflect the write down of certain unsalable inventory due to defects in the material used by one of our assembly vendors in the packaging process. In the past we have encountered defects and errors in our products. Because our products are sometimes integrated with products from other vendors, it can be difficult to identify the source of any particular problem. Delivery of products with defects or reliability, quality or compatibility problems, may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments and replacement costs, increased product returns, warranty and product liability claims against us that may not be fully covered by insurance. Any of these circumstances could substantially harm our business.

We face foreign business, political and economic risks because a majority of our products and our customers’ products are manufactured and sold outside of the United States and because we have employees in research and development centers and sales offices throughout the world.

A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the years ended December 31, 2012, 2011 and 2010, approximately 57.4%, 67.1% and 78.9% of our total revenue respectively, was generated from customers and distributors located outside of North America, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.

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

•

policies, laws, regulations and social pressures in foreign countries that favor and promote their own local, domestic companies over non-domestic companies, and additional trade and travel restrictions;

•	natural disasters and public health emergencies;

•	nationalization of business and blocking of cash flows;

•	changing raw material, energy and shipping costs;

•	the imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in taxation and tariffs, including potentially adverse tax consequences;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	cultural and language differences;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition;

•	expense and difficulties in protecting our intellectual property in foreign jurisdictions;

•	exposure to possible litigation or claims in foreign jurisdictions; and,

•	potentially adverse tax consequences.

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

Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 30.7%, 30.1% and 28.9% for the year ended December 2012, 2011 and 2010, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

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

We rely on a combination of patent, copyright, trademark, mask work and trade secret laws, as well as nondisclosure agreements and other methods, to protect our confidential and proprietary technologies and information. Our success depends on our ability to adequately protect such intellectual property. With respect to our patents, we have been issued patents and have a number of pending patent applications. However, we cannot assume that any pending patents applications will be issued or, if issued, that any claims allowed will protect our technology. Recent and proposed changes to U.S. patent laws and rules may also affect our ability to protect and enforce our intellectual property rights. For example, the recently passed Leahy-Smith America Invents Act would transition the manner in which patents are issued and change the way in which issued patents are challenged. The long-term impact of these changes are unknown, but this law could cause a certain degree of uncertainty surrounding the enforcement and defense of our issued patents, as well as greater costs concerning new and existing patent applications. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. Furthermore, it is possible that our existing or future patents may be challenged, invalidated or circumvented.

With respect to our copyright and trademark intellectual property, it may be possible for a third-party, including our licensees, to misappropriate such proprietary technology. It is possible that copyright, trademark and trade secret protection and enforcement effective in the US may be unavailable or limited in foreign countries. Additionally, with respect to all of our intellectual property, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents in the United States and in other jurisdictions. It is also possible that some of our existing or new licensing relationships will enable other parties to use our intellectual property to compete against us. Legal actions to enforce intellectual property rights tend to be lengthy and expensive and the outcome often is not predictable.

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

Our participation in consortiums for the development and promotion of industry standards in our target markets, including the HDMI, MHL and WirelessHD standards, requires us to license some of our intellectual property for free or under specified terms and conditions, which makes it easier for others to compete with us in such markets.

A key element of our business strategy includes participating in consortiums to establish industry standards in our target markets, promoting and enhancing specifications and developing and marketing products based on such specifications and future enhancements. We have in the past and will continue to participate in consortiums that develop and promote the HDMI, MHL and WirelessHD specifications. In connection with our participation in these consortiums, we make certain commitments regarding our intellectual property, in each case with the effect of making our intellectual property available to others, including our competitors, desiring to implement the specification in question. For example, as a founder of the HDMI Consortium, we must license specific elements of our intellectual property to others for use in implementing the HDMI specification, including enhancements thereof, as long as we remain part of the consortium. Also, as a promoter of the MHL specification, we must agree not to assert certain necessary patent claims against other members of the MHL Consortium, even if such members may infringed upon such claims in implementing the MHL specification.

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

Through our wholly-owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI specification and are responsible for promoting and administering the specification. We receive all the license fees paid by adopters of the HDMI specification to cover the costs we incur to promote and administer the HDMI specification. There can be no assurance that, going forward, we will continue to act as agent of the HDMI specification and/or receive all the license fees paid by HDMI adopters. After an initial period during which we received all of the royalties paid by HDMI adopters, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification, and following this reallocation, our portion of HDMI royalties was reduced to approximately 62%. In 2010, HDMI founders again reviewed the allocation of HDMI royalties and agreed on an allocation formula that reduced the portion of HDMI royalties received by us in 2012 to approximately 40% to 50%. We expect the HDMI founders to continue to review the allocation of HDMI royalties from time to time and we cannot provide any assurance regarding the portion of HDMI royalties received by us in the future.

Through our wholly-owned subsidiary, MHL, LLC, we act as agent of the MHL specification and are responsible for promoting and administering the specification. As agent, we are entitled to receive license fees paid by adopters of the MHL specification sufficient to reimburse us for the costs we incur to promote and administer the specification. Given the limited number of MHL adopters to date, we do not believe that the license fees paid by such adopters will be sufficient to reimburse us for these costs and there can be no assurance that the license fees paid by MHL adopters will ever be sufficient to reimburse us the cost we incur as agent of the specification.

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

The success of our business to date has depended on our participation in standard setting organizations, such as the HDMI and MHL Consortiums, and the widespread adoption and success of those standards. From time to time, competing standards have been established which negatively impact the success of existing standards or jeopardize the creation of new standards. DisplayPort is an example of a competing standard on a different technology base which has been created as an alternative high definition connectivity solution in the PC space. The DisplayPort standard has been adopted by many large PC manufacturers. While currently not as widely recognized as the HDMI standard, DisplayPort does represent a viable alternative to the HDMI or MHL technologies. If DisplayPort should gain broader adoption, especially with non-PC consumer electronics, our HDMI or MHL businesses could be negatively impacted and our revenues could be reduced. WiGig is an example of a competing 60GHz standard which has been created as an alternative high-bandwidth wireless connectivity solution for the PC industry. While the WiGig standard has not been in the market as long as the WirelessHD standard, it does represent a viable alternative to WirelessHD for 60GHz connectivity. If WiGig should gain broader adoption before WirelessHD is adopted, it could negatively impact us.

Our current and future business is dependent on the continued adoption and widespread implementation of the HDMI and MHL specifications and the new implementation and adoption of the WirelessHD specifications.

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. In 2012, more than 80% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.

With our acquisition of SiBEAM, Inc. in May 2011, we acquired 60GHz wireless technology that we hope will be made widely available and adopted by the marketplace through the efforts of the WirelessHD Consortium and incorporated into certain of our future products. As was and is the case with our HDMI and MHL products and intellectual property, our success with this technology will depend on our ability to introduce first-to-market, WirelessHD-enabled semiconductor and IP solutions to our customers and to continue to innovate within the WirelessHD standard. There can be no guarantee that this wireless technology will be adopted by the marketplace and our inability to do this could have an adverse impact on our business going forward.

Additionally, if competing digital interconnect technologies are developed, our ability to sell our products and license our intellectual property could be adversely affected and our revenues could decrease.

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

New Releases of Microsoft Windows®, Apple Mac OS®, Apple iOS and Google Android operating systems may render our chips inoperable.

ICs targeted to PC or mobile designs, laptop, or notebook designs often require device driver software to operate. This software is difficult to produce and may require various certifications such as Microsoft’s Windows

Hardware Quality Labs (WHQL) before being released. Each new revision of an operating system may require a new software driver and associated testing/certification. Failure to produce this software can have a negative impact on our relation with OS providers and may damage our reputation as a quality supplier of products in the eyes of end consumers.

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

The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. New regulations could make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

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

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the years ended December 31, 2012, 2011 and 2010 customers and distributors located in Japan generated 14.5%, 19.7% and 29.9% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 22.3%, 26.2% and 22.5% of our total revenue based on billing location, respectively.

Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

Our supply of product and our revenues, gross margins and results of operations generally would be adversely affected if any of the following were to occur:

•	an earthquake or other disaster in the San Francisco Bay area were to damage our facilities or disrupt the supply of water or electricity to our headquarters;

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

Our current headquarters are located in Sunnyvale, California, consisting of approximately 128,154 square feet of space, which we lease through June 30, 2018. We lease 40,789 square feet of office space in Shanghai, China, which is being leased through June 30, 2015. These facilities house our corporate offices, the majority of our engineering team, as well as a portion of our sales, marketing, operations and corporate services organizations.

In addition, we also lease facilities in Japan, Korea, Taiwan, India and an additional facility in China. We believe that our existing properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

Information with respect to this item may be found in Note 10 in our notes to the consolidated financial statements included in Item 15(a) of this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ Stock Market under the symbol “SIMG”. The following table summarizes the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low
Year Ended December 31, 2012
Fourth Quarter	$4.97	$4.10
Third Quarter	5.31	3.66
Second Quarter	6.04	3.92
First Quarter	6.00	4.38
Year Ended December 31, 2011
Fourth Quarter	$6.93	$4.20
Third Quarter	7.22	4.55
Second Quarter	8.51	5.86
First Quarter	9.80	6.67

As of February 14, 2013, we had approximately 86 holders of record of our common stock and the closing price of our common stock was $4.89. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, for our common stock, the NASDAQ Composite Stock Market Index (US) and the S&P Information Technology Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Stock Market (US) and the S&P Information Technology Index from December 31, 2007 through December 31, 2012. No cash dividends have been declared on our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Unregistered Securities Sold During the Year Ended December 31, 2012

We did not sell any unregistered securities during the year ended December 31, 2012.

Issuer Purchases of Equity Securities

In April 2012, our Board of Directors authorized a $50 million stock repurchase program. The repurchases of our common stock may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by our management, based on our evaluation of market conditions, cash on hand and other factors and may be made under a stock repurchase plan. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The program does not obligate us to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by our Board at any time.

On November 9, 2012, we entered into an accelerated share repurchase (ASR) agreement with Barclays Capital, Inc. (Barclays) to repurchase an aggregate of $30.0 million of our common stock. Pursuant to the ASR agreement, we paid $30.0 million in November 2012 and received an initial share delivery of 5,072,463 shares of our common stock. The initial share delivery was valued at $21.0 million and was recorded as treasury stock in the consolidated balance sheet as of December 31, 2012. The remaining balance of $9.0 million was recorded as additional paid-in capital in the consolidated balance sheet as of December 31, 2012. The ASR Agreement is scheduled to extend for approximately three to seven months but may conclude earlier at Barclays’ option and may be terminated early upon the occurrence of certain events. Barclays may deliver additional shares to us at or prior to maturity of the ASR Agreement, which is subject to an adjustment based on the average daily volume weighted average price of our common stock during the term of the ASR Agreement. Under certain circumstances, we may be required to return to the Barclays a portion of the shares received or, at our option, make an additional cash payment to Barclays.

In addition to the ASR program detailed above, during the year ended December 31, 2012, we repurchased a total of 2,193,372 shares of our common stock at a total cost of $9.7 million with an average price per share of $4.42 under the stock repurchase program.

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	338,322	$4.49	338,322	$42,102,620
November 1, 2012 to November 30, 2012	5,485,129	4.15	5,485,129	19,349,123
December 1, 2012 to December 31, 2012	—	—	—	19,349,123

Total	5,823,451	4.17	5,823,451

For securities authorized for issuance under equity compensation plans, please see Note 11 in our notes to consolidated financial statements included in Item 15(a) of this report.

Item 6.	Selected Financial Data

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except employees and per share data)
Statements of Operations Data:
Revenue	$252,364	$221,009	$191,347	$150,589	$274,415
Cost of revenue (1)	110,441	90,829	77,749	69,786	113,726

Gross margin	141,923	130,180	113,598	80,803	160,689
% of revenue	56.2%	58.9%	59.4%	53.7%	58.6%
Research and development (2)	$77,372	$66,533	$55,313	$68,229	$84,819
% of revenue	30.7%	30.1%	28.9%	45.3%	30.9%
Selling, general and administrative (3)	$57,446	$55,277	$46,710	$55,000	$71,719
% of revenue	22.8%	25.0%	24.4%	36.5%	26.1%
Restructuring expense (4)	$110	$2,269	$3,259	$22,907	$5,858
% of revenue	0.0%	1.0%	1.7%	15.2%	2.1%
Amortization of acquisition-related intangible assets	$599	$1,585	$149	$4,478	$6,348
% of revenue	0.2%	0.7%	0.1%	3.0%	2.3%
Impairment of intangible assets	$—	$8,500	$—	$28,296	$—
% of revenue	0.0%	3.8%	—	18.8%	—
Impairment of goodwill	$—	$—	$—	$19,210	$—
% of revenue	—	—	—	12.8%	—
Income (loss) from operations	$6,396	$(3,984)	$8,167	$(117,317)	$(8,055)
Net income (loss)	$(11,192)	$(11,643)	$8,182	$(129,109)	$10,063
Net income (loss) per share:
Basic	$(0.14)	$(0.14)	$0.11	$(1.72)	$0.13
Diluted	$(0.14)	$(0.14)	$0.10	$(1.72)	$0.13
Weighted average shares—basic	81,872	80,603	76,957	74,912	75,570
Weighted average shares—diluted	81,872	80,603	78,277	74,912	76,626
Consolidated Balance Sheet and Other Data as of Year End:
Cash and cash equivalents	$29,069	$37,125	$29,942	$29,756	$95,414
Short-term investments	$78,398	$124,301	$160,538	$120,866	$89,591
Working capital	$122,802	$161,923	$184,746	$163,482	$186,112
Total assets	$226,742	$266,073	$250,619	$225,438	$326,541
Other long-term liabilities	$16,827	$14,815	$13,356	$9,573	$8,064
Total stockholders’ equity	$167,100	$204,516	$191,196	$171,519	$278,947
Regular full-time employees	623	521	432	526	610
(1) Includes stock-based compensation expense	$523	$670	$558	$986	$1,445
(2) Includes stock-based compensation expense	$3,585	$3,774	$2,631	$6,252	$7,134
(3) Includes stock-based compensation expense	$5,096	$5,076	$4,152	$10,863	$10,893
(4) Includes stock-based compensation expense	$—	$—	$—	$—	$14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Silicon Image is a leading provider of connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for mobile, consumer electronics (CE), and personal computing (PC) markets. We deliver our technology via semiconductor and intellectual property (IP) products that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, as well as desktop and notebook PCs. Silicon Image has driven the creation of the highly successful High-Definition Multimedia Interface (HDMI®), the latest standard for mobile devices—Mobile High-Definition Link (MHL®), Digital Visual Interface (DVI™) industry standards and the leading 60GHz wireless HD video standard—WirelessHD®. Via its wholly-owned subsidiary, Simplay Labs, Silicon Image offers manufacturers comprehensive standards interoperability and compliance testing services.

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

Critical Accounting Policies and Estimates

Preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. We believe the accounting policies discussed below to be most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

We recognize revenue when the earnings process is complete, as evidenced by an agreement with the customer, delivery or performance has occurred, pricing is fixed or determinable and collectability is reasonably assured.

Product Revenue

“Sell-In”—Product revenue is generally recognized at the time of shipment to customers not eligible for price concessions and rights of return (including shipments to direct customers and certain shipments to distributors). Revenue from products sold to distributors with agreements allowing for stock rotations, but not price protection, is generally recognized upon shipment. Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment, and are not significant.

“Sell-Through”—Product revenue is recognized only when the distributor reports that it has sold the product to its end customer. This method of product revenue recognition is used for products sold to distributors with agreements allowing for price concessions and stock rotation or product return rights, as the sales price is not fixed or determinable at the time of shipment to the distributor. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor which establish a customer, quantity and final price. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Once we receive the point of sales reports from the distributor, our sales price for the products sold to end customers is fixed, as any product returns, stock rotation and price concession rights for that product lapse upon the sale to the end customer.

From time to time, at our distributors’ request, we enter into “conversion agreements” to convert certain products, which are designated for a specific end customer, from “sell-through” to “sell-in” products. The effect of these conversions is to eliminate any price protection or return rights on such products. Revenue for such conversions is recorded at the time such conversion agreements are signed, as it is at that point that the distributor ceases to have any price protection or return rights for such products.

At the time of shipment to distributors for which revenue is recognized on a sell-through basis, we record a trade receivable for the selling price (since there is a legally enforceable right to payment), we relieve inventory for the carrying value of goods shipped (since legal title has passed to the distributor) and, until revenue is recognized, we record the gross margin in “deferred margin on sale to distributors,” a component of current liabilities in our consolidated balance sheet. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our “sell-through” distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of our distributors’ resales are priced at a discount from the list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to the distributors does not allow us to accurately estimate the portion of the balance in the deferred margin on the sale to distributors that will be remitted back to the distributors. In addition to the above, we also reduce the deferred margin by anticipated or determinable future price protections based on revised price lists, if any.

Licensing Revenue

We enter into IP licensing agreements that generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee and revenue earned under such agreements is classified as licensing revenue. Our IP licensing agreements generally include multiple elements, which may include one or more off-the-shelf and/or customized IP licenses bundled with support services covering a fixed period of time, usually one year.

During 2010, we followed the guidance in Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) No. 605-25-25, “Multiple-Element Arrangements Revenue Recognition ,” to determine whether there was more than one unit of accounting. To the extent that the deliverables were separable into multiple units of accounting, we allocated the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value did not exist for delivered elements. We then recognized revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria. Beginning in the year ended December 31, 2011, for such multiple element IP licensing arrangements, we follow the guidance in FASB Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements.”, to determine whether there is more than one unit of accounting.

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

Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available and rely upon estimates in lieu of actual royalty reports when we have a sufficient history of receiving royalties to enable us to make a reliable estimate of the amount of royalties owed to us. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped per the royalty reports ultimately received from the customer. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty reports are received. We also perform compliance audits for our licenses and any additional royalties as a result of the compliance audits are recorded as revenue in the period when the compliance audits are settled and the customers agrees to pay the amounts due.

For contracts related to licenses of our technology that involve significant modification, customization or engineering services, we recognize revenue in accordance with the provisions of FASB ASC No. 605-35-25, “Construction-Type and Production-Type Contracts Revenue Recognition.” Revenues derived from such license contracts are accounted for using the percentage-of-completion method.

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

Stock-based Compensation

We account for stock-based compensation in accordance with the provisions of ASC No. 718-10-30, “Stock Compensation Initial Measurement,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (RSUs), performance share awards and employee stock purchases under our Employee Stock Purchase Plan (ESPP) based on estimated fair values. Following the provisions of ASC No. 718-50-25, “Employee Share Purchase Plans Recognition,” our ESPP is considered a compensatory plan, therefore, we are required to recognize compensation cost for grants made under the ESPP. We estimate the fair value of stock options granted using the Black-Scholes-Merton (BSM) option-pricing model and a single option award approach. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. Management estimates volatility for a given option grant by evaluating the historical volatility of the period immediately preceding the option grant date that is at least equal in length to the option’s expected term. Consideration is also given to unusual events (either historical or projected) or other factors that might suggest that historical volatility will not be a good indicator of future volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time. In accordance with ASC No. 718-10-35 , “Subsequent Measurement of Stock Compensation,” we recognize stock-based compensation expense, net of estimated forfeitures, on a ratable basis for all share-based payment awards over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

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

The fair value of market-based RSUs has been determined by management, with the assistance of an independent valuation firm using the Monte Carlo Simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of our common stock, and a risk-free interest rate. Compensation expense related to awards that are expected to vest with a market-based condition is recognized on a straight-line basis regardless of whether the market condition is satisfied, provided that the requisite service has been achieved. The amount of expense attributed to market-based RSUs is based on the estimated forfeiture rate, which is updated according to our actual forfeiture rates. The financial statements include amounts that are based on our best estimates and judgments.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, when appropriate, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required. To date, our actual results have not been materially different than our estimates.

Inventories and Inventory Valuation

We record inventories at the lower of actual cost, or market value. Market value is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based up recent sales, industry trends, existing customer orders, and other factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected.

Provisions are recorded for excess and obsolete inventory and are estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months forecasted demand are written down to zero (unless specific facts and circumstances warrant no write-down or a write-down to a different value) and the related provision is recorded as a cost of sales. Once a provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for the product. To the extent our demand forecast for specific products is less than the combination of our product on-hand and our non-cancelable orders from suppliers, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin. If we ultimately sell inventory that we have previously written down, our gross margins in future periods will be positively impacted.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We test long-lived assets, including intangible assets with finite lives for impairment whenever events or circumstances suggest that such assets may not be recoverable. An impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows. These forecasted discounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We amortize our intangible assets with finite lives over their estimated useful lives. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from two to six years.

Goodwill is tested for impairment on an annual basis (on September 30th) using a two-step model. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. Management has determined that we have one reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. In each period presented the fair value of the reporting unit exceeded its carrying value, thus the we were not required to perform the second step of the analysis, and no goodwill impairment charges were recorded

Investments in Privately Held Companies

Investments in privately-held companies are reviewed on a quarterly basis to determine if their values have been impaired and adjustments are recorded as necessary. We assess the potential impairment of these investments by considering available evidence such as the investee’s historical and projected operating results, progress towards meeting business milestones, ability to meet expense forecasts, and the prospects for industry or market in which the investee operates. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other-than-temporary are reported in interest income and other, net in the accompanying consolidated statements of operations.

Income Taxes

Income tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting and income tax purposes.

We account for income taxes under the provisions of ASC 740, “Income Taxes.” Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management’s judgment. In addition, the calculation of liabilities for uncertain tax positions involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 will require us to disclose information about offsetting related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required are to be applied retrospectively for all comparative periods presented. We do not expect that this standard will materially impact our disclosures included in condensed consolidated financial statements.

Annual Results of Operations

Revenue by product line was as follows:

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Mobile	$120,936	83.8%	$65,789	525.1%	$10,525
Consumer Electronics	62,236	-29.2%	87,922	-25.6%	118,192
Personal Computers	20,315	-1.0%	20,523	-14.9%	24,124

Total product revenue	$203,487	16.8%	$174,234	14.0%	$152,841

Percentage of total revenue	80.6%		78.8%		79.9%
Licensing revenue	$48,877	4.5%	$46,775	21.5%	$38,506
Percentage of total revenue	19.4%		21.2%		20.1%

Total revenue	$252,364	14.2%	$221,009	15.5%	$191,347

Product Revenue

The increase in product revenue was primarily due to increased demand for our mobile products offset in part by lower CE and PC revenue. The increase in our mobile products from 2011 to 2012 was primarily due to the continued success of our MHL product line. These products were introduced in the latter part of fiscal year 2010. Since then, we have seen increased shipments of MHL products quarter over quarter. For the fourth quarter, mobile revenue grew 42.4% year over year and represented over 64.3% of our total product revenue. For the year, our mobile revenue grew 83.8 % and represented over 59.4% of total product revenue up from 37.8% a year ago. Our MHL products represent the majority of our mobile revenue. The decrease in our CE revenue from 2011 to 2012 was primarily the result of a broad-based market shift to lower-end DTV products that incorporate our semiconductor products less frequently. Our PC revenue continued to decline in 2012 as we did not make any investments in these legacy products in prior years. However, our MHL and HDMI technologies are applied in various PC devices, and we also expect our 60GHz WirelessHD to be a key technology in the coming years

Revenue from our mobile products increased from 2010 to 2011 primarily due to the successful launch of our newest MHL transmitter product. The revenue growth in our mobile market was partially offset by the decrease in revenue in our CE market. Revenue from our CE market decreased from 2010 to 2011 primarily due to global macro-economic pressures that drove consumers to purchase lower priced CE products, and the 9.0 magnitude earthquake and subsequent tsunami that hit Japan in March 2011, which has affected both demand in Japan and the global supply chain for CE products. High-end DTVs with the latest features and capabilities (the market segment where we typically deliver our latest CE innovations) have been particularly affected by this trend. The earthquake in Japan had a two-fold impact. First, it reduced demand for higher-end TVs in the domestic Japanese market. Secondly, as a result of damage to the production facilities, the Japanese OEM manufacturers shifted a portion of their TV production to original design manufacturers (ODMs) outside of Japan which typically supply the lower-end to mid-range DTV market. Our revenue from Japan for the year ended December 31, 2011 was 19.7% as compared to 29.9% for the same period in 2010.

Licensing Revenue

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The increase in licensing revenue from 2011 to 2012 was primarily the result of increased in MHL adopter base due to the continued success of our MHL product adoption in various segments and an increase in royalty revenues. Our licensing revenue may fluctuate year over year as a result of the timing of completion of IP license arrangements.

Licensing revenue increased from 2010 to 2011 primarily due to increase in new IP licenses sold by us during 2011, increase in HDMI licensing and increase in royalties. HDMI LLC revenue was higher mainly due to increase in HDMI product shipment activity reported by adopters in 2011 as compared to 2010.

Revenue by Geography Based on Customers’ Headquarters

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Asia Pacific	$216,389	15.9%	$186,712	14.4%	$163,164
United States	18,686	-2.8%	19,226	21.6%	15,810
Europe	16,138	19.1%	13,555	20.8%	11,225
Others	1,151	-24.1%	1,516	32.1%	1,148

Total revenue	$252,364	14.2%	$221,009	15.5%	$191,347

The increase in revenues in Asia-Pacific or APAC, which includes Japan and Korea, from 2011 to 2012, was primarily due to increased demand for our MHL products by our customers who have their headquarters in APAC. The increase in revenues in Europe from 2011 to 2012 was primarily due to increase demand for our legacy control module business, which is part of our PC category. Revenues in the United States decreased from 2011 to 2012 due to more of our customers moving their manufacturing offshore.

The increase in revenue for APAC and Europe from 2010 to 2011 was primarily due to the Company’s entry into the mobile market with the introduction of HDMI transmitter products. Revenue for the United States increased from 2010 to 2011 primarily due to additional revenues relating to the acquisitions of SiBEAM and ABT.

COST OF REVENUE AND GROSS MARGIN

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Cost of product revenue (1)	$109,815	22.0%	$90,035	16.2%	$77,480
Product gross profit	93,672	11.3%	84,199	11.7%	75,361
Product gross profit margin	46.0%		48.3%		49.3%
(1) Includes stock-based compensation expense	$523		$670		$558
Cost of licensing revenue	$626	-21.2%	$794	195.2%	$269
Licensing gross profit	48,251	4.9%	45,981	20.3%	38,237
Licensing gross profit margin	98.7%		98.3%		99.3%
Total cost of revenue	$110,441	21.6%	$90,829	16.8%	$77,749
Total gross profit	141,923	9.0%	130,180	14.6%	113,598
Total gross profit margin	56.2%		58.9%		59.4%

Cost of Revenue

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue increased from 2011 to 2012 primarily due to the growth in revenue volume and a $6.2 million write down of unusable parts as a result of defective material used by one of our vendors. We are seeking compensation for this loss from our supplier, but no assurance can be provided regarding the amount of such compensation, if any.

Total cost of revenue increased from 2010 to 2011 primarily due to the growth in revenue volume during the same comparative periods.

Product Gross Profit Margin

Our product gross profit margin decreased from 2011 to 2012 primarily due to the decrease in average selling price (ASP) per unit from $1.23 in 2011 to $1.03 in 2012, which was primarily driven by the increase in mobile revenue—which carries a lower ASP—as a share of total revenue and a $6.2 million write down of unusable parts as a result of defective material used by one of our vendors, partially offset by decreases in wafer, assembly, packaging and testing costs, improved freight and warehouse efficiencies, better absorption of fixed and semi-variable overheads as a result of increased revenue and lower depreciation expense due to fully depreciated testers. Product mix is a major factor in the changes in our overall ASP for products.

Product gross profit margin decreased from 2010 to 2011 primarily due to the decrease in ASP per unit from $1.45 in 2010 to $1.23 in 2011, partially offset by decrease in wafer, testing and assembly cost in 2011 than in 2010 and better overhead absorption due to the increase in volume.

Licensing Gross Profit Margin

Licensing gross profit margin was comparable in 2012 and 2011.

Licensing gross profit margin decreased from 2010 to 2011 primarily due to higher mix of IP customization projects during 2011.

OPERATING EXPENSES

Research and development	2012	Change	2011	Change	2010
	(Dollars in thousands)
Research and development(1)	$77,372	16.3%	$66,533	20.3%	$55,313
Percentage of total revenue	30.7%		30.1%		28.9%
(1) Includes stock-based compensation expense	3,585		3,774		2,631

Research and development (R&D). R&D expense consists primarily of employee compensation and benefits, fees for independent contractors, the cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense increased from 2011 to 2012 primarily due to an increase in compensation related expenses as a result of the SiBEAM acquisition in May 2011 of $3.6 million, higher mask-set costs and project related expenses of approximately $5.9 million and $2.0 million of additional costs as a result of our expansion in India. Our R&D headcount as of December 31, 2012 was 350 employees as compared to 257 employees as of December 31, 2011 primarily due to the expansion of our R&D capabilities in India.

R&D expense increased from 2010 to 2011 primarily due to the increase in compensation related expenses as a result of the two acquisitions that we completed in 2011, increase in project related expenses and increase in stock-based compensation expense. R&D expense for the year ended December 31, 2011 included stock-based compensation expense of $3.8 million, as compared to $2.6 million for the year ended December 31, 2010. Our R&D headcount as of December 31, 2011 was 257 employees as compared to 207 employees as of December 31, 2010 with the increase primarily due to the acquisitions of SiBEAM and ABT.

Selling, general and administrative	2012	Change	2011	Change	2010
	(Dollars in thousands)
Selling, general and administrative (1)	$57,446	3.9%	$55,277	18.3%	$46,710
Percentage of total revenue	22.8%		25.0%		24.4%
(1) Includes stock-based compensation expense	5,096		5,076		4,152

Selling, general and administrative (SG&A). SG&A expense consists primarily of compensation, including stock-based compensation expense, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense increased from 2011 to 2012 primarily due to an increase in consultant expense of approximately $1.5 million. Our SG&A headcount as of December 31, 2012 were 198 employees as compared to 187 employees as of December 31, 2011.

SG&A expense increased from 2010 to 2011 primarily due to the increase in compensation related expenses of approximately $2.7 million, additional marketing activities of approximately $2.8 million, stock-based compensation expense of approximately $0.9 million and transaction expenses of approximately $1.0 million in relation to the two business acquisitions that we completed during the year ended December 31, 2011. Our SG&A headcount as of December 31, 2011 was 187 employees as compared to 156 employees as of December 31, 2010.

Restructuring	2012	Change	2011	Change	2010
	(Dollars in thousands)
Restructuring expense	$110	-95.2%	$2,269	-30.4%	$3,259
Percentage of total revenue	0.0%		1.0%		1.7%

Restructuring. The total restructuring expense for the year ended December 31, 2012 primarily related to adjustments to previously established accrual for facility exit costs.

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

Amortization of acquisition-related intangible assets	2012	Change	2011	Change	2010
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$599	-62.2%	$1,585	963.8%	$149
Percentage of total revenue	0.2%		0.7%		0.1%

Amortization of acquisition-related intangible assets. The decrease in amortization expense from 2011 to 2012 was primarily due to the reversal of amortization expense related to the trademark acquired in the SiBEAM acquisition of $825,000 and correcting the useful life of the core technology acquired in the ABT acquisition from three to five years of approximately $355,000. See Note 1 to our consolidated financial statements for further discussion of these out-of-periods adjustments.

The increase in the amortization of intangible assets for the year ended December 31, 2011 as compared to the same period in 2010 was primarily due to amortization of the intangible assets acquired from the two acquisitions completed during 2011.

Impairment of intangible assets. In the fourth quarter of 2011, we assessed our advances to a third party for intellectual properties for impairment. We concluded that the intangible assets related to these advances amounting to $8.5 million were fully impaired as of December 31, 2011, and recorded an impairment charge for the full amount in 2011.

Interest income and others, net	2012	Change	2011	Change	2010
	(Dollars in thousands)
Interest income	$1,654	-13.9%	$1,920	-17.8%	$2,335
Impairment of investment in an unconsolidated affiliate	(7,467)	0.0%	—	0.0%	—
Reversal of a subsidiary’s accumulated currency translation adjustment	—	100.0%	(132)	-109.7%	1,366
Other income (expense), net	7	-94.6%	130	268.8%	(77)

Total	$(5,806)	-402.7%	$1,918	-47.1%	$3,624

Percentage of total revenue	-2.3%		0.9%		1.9%

Interest income decreased from 2011 to 2012 primarily due to the decrease in our short-term investments as a result of the cash used in the repurchase of treasury stock.

Interest income decreased from 2010 to 2011 primarily due to the decrease in our short-term investments as a result of the cash used in business acquisitions.

In 2012, we recorded a non-cash impairment charge of $7.5 million representing the carrying value of our investment in a U.S. based privately-held company. See Note 5 to our consolidated financial statements for further discussion of this impairment of investment in privately-held company.

In 2010, we recognized as income the accumulated foreign currency translation adjustment of our wholly owned subsidiary in Germany whose facilities and offices had been substantially liquidated during 2010.

Provision for income taxes	2012	Change	2011	Change	2010
	(Dollars in thousands)
Provision for income taxes	$9,979	16.3%	$8,583	137.8%	$3,609
Percentage of total revenue	3.9%		3.9%		1.9%

Provision for income taxes. For the year ended December 31, 2012, we recorded an income tax provision of $10.0 million, as compared to income tax provision of $8.6 million and $3.6 million in 2011 and 2010, respectively. Our effective income tax rate was 1,691% in 2012. In 2012, the primary reconciling items between our effective tax rate and the U.S. statutory tax rate of 35% included approximately $6.7 million of income tax expense primarily due to foreign withholding taxes and foreign income inclusions. In addition, we provided approximately $10.3 million for an increase to the valuation allowance to offset deferred tax assets which are not more likely than not to be realized and approximately $1.0 million for stock based compensation. The primary benefit provided was for approximately $6.6 million related to the use of foreign tax credits.

Our effective income tax rate was (415.4%) in 2011. In 2011, the primary reconciling items between our effective tax rate and the U.S. statutory tax rate of 35% included approximately $8.9 million of income tax expense primarily due to foreign withholding taxes and foreign income inclusions. In addition, we provided approximately $ 8.2 million for an increase to the valuation allowance to offset deferred tax assets which are not more likely than not to be realized and approximately $1.0 million for stock based compensation. The primary benefit provided was for approximately $6.8 million related to the use of foreign tax credits and R&D tax credits.

Our effective income tax rate was 30.6% in 2010. In 2010, the difference between the expense for income taxes and the income tax expense determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes and changes in the valuation allowance.

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Cash and Cash Equivalents, Short-term Investments and Working Capital. The table below summarizes our cash and cash equivalents, investments and working capital and the related movements (in thousands).

	2012	Change	2011	Change	2010
	(Dollars in thousands)
Cash and cash equivalents	$29,069	$(8,056)	$37,125	$7,183	$29,942
Short term investments	78,398	(45,903)	124,301	(36,237)	160,538

Total cash, cash equivalents and short term investments	$107,467	$(53,959)	$161,426	$(29,054)	$190,480
Percentage of total assets	47.4%		60.7%		76.0%
Total current assets	$165,617	$(43,048)	$208,665	$(22,148)	$230,813
Total current liabilities	(42,815)	3,927	(46,742)	(675)	(46,067)

Working capital	$122,802	$(39,121)	$161,923	$(22,823)	$184,746

As of December 31, 2012, $12.1 million of the cash and cash equivalents and short term investments was held by foreign subsidiaries. Local government regulations may restrict our ability to move cash balances from our foreign subsidiaries to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors.

The net decrease in current assets at December 31, 2012 as compared to December 31, 2011 was primarily due to a $54.0 million decrease in total cash and cash equivalents and short-term investments, partially offset by $10.5 million increase in accounts receivable. The net change in the Company’s cash position on a year over year basis was primarily the results of cash used for share repurchases, long term strategic investments and working capital coverage. The increase in accounts receivable was primarily due to timing of invoicing relative to the quarter end over collections during the year ended December 31, 2012.

The net decrease in current liabilities at December 31, 2012 as compared to December 31, 2011 was mainly due to a $3.6 million decrease in accrued and other current liabilities, partially offset by a $2.5 million increase in deferred margin on sales to distributors. The increase in deferred margin on sales to distributors was mainly due to the increasing activities with our distributors driven by the acceleration of demand for our products while the decrease in accrued and other current liabilities was mainly attributable to the payment of 2011 bonus accrued at the end of 2011 and paid in the first quarter of 2012, product rebates and payment of milestone to ABT.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities.

	2012	2011	2010
	(Dollars in thousands)
Cash provided by operating activities	$4,676	$7,458	$46,494
Cash provided by (used in) investing activities	24,076	(4,762)	(50,725)
Cash provided by (used in) financing activities	(36,788)	4,501	3,954
Effect of exchange rate changes on cash and cash equivalents	(20)	(14)	463

Net increase (decrease) in cash and cash equivalents	$(8,056)	$7,183	$186

Operating Activities

Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.

During the year ended December 31, 2012, we incurred a net loss of $11.2 million which included non-cash charges of approximately $28.5 million (primarily related to stock based compensation, depreciation and amortization, and impairment charges). Changes in assets and liabilities that generated cash were primarily prepaid expenses and other current assets and deferred margin on sales to distributors. These increases were offset by changes in operating assets and liabilities that used cash, primarily accounts receivable, inventories and accrued and other liabilities.

During the year ended December 31, 2011, we incurred a net loss of $11.6 million which included non-cash charges of approximately $30.2 million (primarily related to stock based compensation, depreciation and amortization, and impairment charges). Changes in assets and liabilities that generated cash were primarily inventories and accrued and other liabilities. These increases were offset by changes in operating assets and liabilities that used cash, primarily accounts receivable, prepaid expenses and other current assets, accounts payable, deferred margin on sales to distributors and deferred license revenue.

During the year ended December 31, 2010, we had a net income of $8.2 million which included non-cash charges of approximately $14.0 million (primarily related to stock based compensation, depreciation and amortization, and impairment charges). Changes in assets and liabilities that generated cash were primarily prepaid expense and other current assets, accounts payable, deferred license revenue and deferred margin on sales to distributors. These increases were offset by changes in operating assets and liabilities that used cash, primarily accounts receivable, inventories and accrued and other liabilities.

Investing Activities

Cash provided by investing activities during the year ended December 31, 2012 was primarily a result of $44.2 million net proceeds from the sales and maturities of short-term investments, partially offset by $8.9 million used for capital expenditures, $10.0 million used for various strategic business investments and $1.2 million used for purchases of intellectual properties. During the year ended December 31, 2012, we sold $104.8 million and purchased $60.6 million of short-term investments.

Cash used in our investing activities during the year ended December 31, 2011 was due primarily to $15.9 million used in connection with our business acquisitions, $7.5 million used to make an investment in an unconsolidated affiliate, $7.2 million used for advances for intellectual properties, net of repayments of secured notes and $7.8 million net investment in property and equipment, partially offset by $33.7 million net proceeds from the sales and maturities of short-term investments. During the year ended December 31, 2011, we sold $147.0 million and purchased $113.3 million of short-term investments.

Cash used in investing activities during the year ended December 31, 2010 was due primarily to net purchases of short-term investments of approximately $42.8 million, net investment in property and equipment of approximately $4.7 million and other investing activities amounting to approximately $3.2 million. During the year ended December 31, 2010, we purchased $166.9 million and sold $124.1 million of short-term investments.

We are not a capital-intensive business. Our purchases of property and equipment in 2012, 2011 and 2010 related mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

Cash used in our financing activities during the year ended December 31, 2012 was primarily due to $39.7 million used to repurchase our common stock, $2.2 million used to repurchase restricted stock units for minimum statutory income tax withholding and $1.1 million cash paid to settle contingent consideration liabilities, partially offset by the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $5.6 million.

Cash generated from our financing activities during the year ended December 31, 2011 was primarily due to the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $6.2 million and to the excess tax benefits from employee stock-based transactions of approximately $2.1 million, partially offset by $3.3 million used to repurchase restricted stock units for minimum statutory income tax withholding and $0.5 million used to pay a line of credit assumed from business acquisition.

Cash generated from our financing activities during the year ended December 31, 2010 was primarily due to the proceeds from stock option exercises and purchases under our employee stock purchase program totaling approximately $5.6 million and to the excess tax benefits from employee stock-based transactions of approximately $0.8 million, partially offset by payments to vendor of financed purchases of software and intangibles of approximately $1.2 million and cash to repurchase restricted stock units for income tax withholding of approximately $1.2 million.

Cash Requirements and Commitments

In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, share repurchases and any strategic investments or acquisitions, in addition we have approximately $13.9 million in commitments for fiscal years including and beyond 2013 as disclosed in the contractual obligations section below.

Contractual Obligations

Our contractual obligations as of December 31, 2012 were as follows (in thousands):

	Payments Due In
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$12,933	$3,115	$5,058	$3,837	$923
Contingent payment to acquire additional preferred stock	1,000	—	1,000	—	—

	$13,933	$3,115	$6,058	$3,837	$923

On December 21, 2012, we signed a Securities Purchase Agreement and agreed to purchase a 17.7% equity ownership interest in a privately-held company for $3.5 million in cash. We have paid $2.5 million in 2012 and the remaining $1.0 million is in the form of contingent payment to acquire additional preferred stock in the privately-held Company, over a period of time based on achievement of certain milestones by the privately-held company.

The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section” amounting to approximately $27.2 million as of December 31, 2012 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 12, “Income Taxes,” in our notes to consolidated financial statements included in Item 15(a) of this report for further discussion.

Liquidity and Capital Resource Requirements

Based on our estimated cash flows, we believe our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of December 31, 2012, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $97.3 million. A sensitivity analysis was performed on our investment portfolio as of December 31, 2012. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$ 284,000	$ 568,000	$ 852,000

As of December 31, 2011, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $149.1 million. These securities are subject to interest rate fluctuations. The following represents the potential change to the value of our investments given a shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$ 483,000	$ 965,000	$ 1,448,000

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

Foreign Currency Exchange Risk

A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, certain operating expenditures and capital purchases are incurred in or exposed to other currencies, primarily the Chinese Yuan, the Japanese Yen and the Indian Rupee. Additionally, many of our foreign distributors price our products in the local currency of the countries in which they sell. Therefore, significant strengthening or weakening of the U.S. dollar relative to those foreign currencies could result in reduced demand or lower U.S. dollar prices or vice versa, for our products, which would negatively affect our operating results. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States.

We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.6 million change in the value of our foreign currency cash accounts.

As of December 31, 2012, we did not have any material derivative transactions.

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

Management conducted an assessment of our internal control over financial reporting as of December 31, 2012 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our 2012 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited the internal control over financial reporting of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012 and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

February 25, 2013

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form:

1. Financial Statements:

All schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

2. Exhibits.

The exhibits listed in the Index to Exhibits are incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K.

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$29,069	$37,125
Short-term investments	78,398	124,301
Accounts receivable, net of allowances for doubtful accounts of $1,263 at December 31, 2012 and $1,382 at December 31, 2011	37,936	27,368
Inventories	11,268	10,062
Prepaid expenses and other current assets	8,105	9,101
Deferred income taxes	841	708

Total current assets	165,617	208,665
Property and equipment, net	14,840	12,772
Deferred income taxes, non-current	4,144	4,706
Intangible assets, net (Note 7)	11,452	11,915
Goodwill (Note 7)	21,646	18,646
Other assets	9,043	9,369

Total assets	$226,742	$266,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,690	$10,133
Accrued and other current liabilities	19,600	26,116
Deferred margin on sales to distributors	10,340	7,809
Deferred license revenue	2,185	2,684

Total current liabilities	42,815	46,742
Other long-term liabilities	16,827	14,815

Total liabilities	59,642	61,557

Commitments and contingencies (Notes 9 and 10)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 77,003,599 shares at December 31, 2012 and 82,069,472 shares at December 31, 2011	99	98
Additional paid-in capital	511,522	505,191
Treasury stock, 25,330,124 shares at December 31, 2012 and 17,614,441 shares at December 31, 2011	(143,912)	(111,049)
Accumulated deficit	(200,792)	(189,600)
Accumulated other comprehensive loss	183	(124)

Total stockholders’ equity	167,100	204,516

Total liabilities and stockholders’ equity	$226,742	$266,073

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Product	$203,487	$174,234	$152,841
Licensing	48,877	46,775	38,506

Total revenue	252,364	221,009	191,347

Cost of revenue and operating expenses:
Cost of product revenue (1)	109,815	90,035	77,480
Cost of licensing revenue	626	794	269
Research and development (2)	77,372	66,533	55,313
Selling, general and administrative (3)	57,446	55,277	46,710
Restructuring expense (Note 8)	110	2,269	3,259
Amortization of acquisition-related intangible assets	599	1,585	149
Impairment of intangible asset	—	8,500	—

Total cost of revenue and operating expenses	245,968	224,993	183,180

Income (loss) from operations	6,396	(3,984)	8,167
Impairment of investment in an unconsolidated affiliate	(7,467)	—	—
Interest income and other, net	1,661	1,918	3,624

Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	590	(2,066)	11,791
Income tax expense	9,979	8,583	3,609
Equity in net loss of an unconsolidated affiliate	1,803	994	—

Net income (loss)	$(11,192)	$(11,643)	$8,182

Net income (loss) per share—basic	$(0.14)	$(0.14)	$0.11
Net income (loss) per share—diluted	$(0.14)	$(0.14)	$0.10
Weighted average shares—basic	81,872	80,603	76,957
Weighted average shares—diluted	81,872	80,603	78,277
(1) Includes stock-based compensation expense	$523	$670	$558
(2) Includes stock-based compensation expense	$3,585	$3,774	$2,631
(3) Includes stock-based compensation expense	$5,096	$5,076	$4,152

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(11,192)	$(11,643)	$8,182
Foreign currency translation adjustments, net of zero tax	51	62	583
Fair value of effective cashflow hedges, net of zero tax	26	(116)	89
Change in unrealized net gain (loss) on available-for-sale securities, net of zero tax	230	(90)	(356)
Reversal of a subsidiary’s accumulated translation adjustment upon substantial liquidation	—	132	(1,366)

Other comprehensive income (loss)	307	(12)	(1,050)

Comprehensive income (loss)	$(10,885)	$(11,655)	$7,132

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at January 1, 2010	75,419	93	463,189	(106,562)	(186,139)	938	171,519
Net income	—	—	—	—	8,182	—	8,182
Other comprehensive loss	—	—	—	—	—	(1,050)	(1,050)
Common stock issued under stock option plans	781	1	3,013	—	—	—	3,014
Issuances of common stocks from restricted stock units	1,201	—	—	—	—	—	—
Repurchases of restricted stock units for tax withholding	(444)	—	—	(1,183)	—	—	(1,183)
Common stock issued for ESPP	1,234	1	2,608	—	—	—	2,609
Excess tax benefit from employee stock-based compensation plans	—	—	764	—	—	—	764
Stock-based compensation expense	—	—	7,341	—	—	—	7,341

Balance at December 31, 2010	78,191	95	476,915	(107,745)	(177,957)	(112)	191,196
Net loss	—	—	—	—	(11,643)	—	(11,643)
Other comprehensive loss	—	—	—	—	—	(12)	(12)
Common stock issued under stock option plans	744	1	3,120	—	—	—	3,121
Issuances of common stocks from restricted stock units	1,561	—	—	—	—	—	—
Repurchases of restricted stock units for tax withholding	(538)	—	—	(3,304)	—	—	(3,304)
Common stock issued for ESPP	811	1	3,082	—	—	—	3,083
Common stock issued related to acquisition	1,300	1	10,429	—	—	—	10,430
Excess tax benefit from employee stock-based compensation plans	—	—	2,125	—	—	—	2,125
Stock-based compensation expense	—	—	9,520	—	—	—	9,520

Balance at December 31, 2011	82,069	$98	$505,191	$(111,049)	$(189,600)	$(124)	$204,516
Net loss	—	—	—	—	(11,192)	—	(11,192)
Other comprehensive income	—	—	—	—	—	307	307
Common stock issued under stock option plans	412	—	1,460	—	—	—	1,460
Issuances of common stock from restricted stock units	1,305	—	—	—	—	—	—
Repurchases of restricted stock units for tax withholding	(450)	—	—	(2,179)	—	—	(2,179)
Repurchases of treasury stock	(7,266)	—	(9,000)	(30,684)	—	—	(39,684)
Common stock issued for ESPP	933	1	4,169	—	—	—	4,170
Excess tax benefit from employee stock-based compensation plans	—	—	498	—	—	—	498
Stock-based compensation expense	—	—	9,204	—	—	—	9,204

Balance at December 31, 2012	77,003	$99	$511,522	$(143,912)	$(200,792)	$183	$167,100

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:	(In thousands)
Net income (loss)	$(11,192)	$(11,643)	$8,182
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	6,107	6,416	7,674
Stock-based compensation expense	9,204	9,520	7,341
Amortization of investment premium	1,995	2,610	2,916
Tax benefit from employee stock-based compensation plans	498	2,125	764
Impairment of investment in an unconsolidated affiliate	7,467	—	—
Impairment of intangible asset	—	8,500	—
Asset impairment due to restructuring	—	—	302
Amortization of intangible assets	1,331	1,585	149
Deferred income taxes	429	389	(3,183)
Reversal of a subsidiary’s accumulated foreign currency translation adjustment	—	132	(1,366)
Excess tax benefits from employee stock-based transactions	(498)	(2,125)	(764)
Realized gain on sale of short-term investments	(139)	(177)	(134)
Equity in net loss of an unconsolidated affiliate	1,803	994	—
Others	340	240	308
Changes in assets and liabilities:
Accounts receivable	(10,503)	(4,353)	(1,234)
Inventories	(1,206)	1,701	(2,466)
Prepaid expenses and other current assets	1,124	(2,844)	21,403
Accounts payable	(529)	(2,521)	1,624
Accrued and other liabilities	(3,581)	4,829	(8,146)
Deferred margin on sales to distributors	2,531	(5,675)	10,540
Deferred license revenue	(505)	(2,245)	2,584

Cash provided by operating activities	4,676	7,458	46,494

Cash flows from investing activities:
Proceeds from sales of short-term investments	104,765	147,032	1 24,061
Purchases of short-term investments	(60,612)	(113,319)	(166,871)
Cash used in business acquisitions, net of cash acquired	—	(15,910)	—
Purchases of property and equipment	(8,885)	(7,821)	(4,666)
Cash paid for investment in an unconsolidated affiliate	(2,750)	(7,514)	—
Investment in privately held companies	(6,000)	—	—
Cash paid for assets purchased from privately held company	(1,200)	—	—
Advances for intellectual properties	(1,242)	(7,805)	(3,249)
Repayment of secured notes	—	575	—

Cash provided by (used in) investing activities	24,076	(4,762)	(50,725)

Cash flows from financing activities:
Proceeds from employee stock programs	5,631	6,203	5,623
Excess tax benefits from employee stock-based transactions	498	2,125	764
Payments for vendor financed purchases of software and intangibles	—	—	(1,250)
Payment to acquire treasury shares	(39,684)	—	—
Repurchase of restricted stock units for income tax withholding	(2,179)	(3,304)	(1,183)
Cash paid to settle contingent consideration liabilities	(1,054)	—	—
Payments of a line of credit assumed from business acquisition	—	(523)	—

Cash provided by (used in) financing activities	(36,788)	4,501	3,954

Effect of exchange rate changes on cash and cash equivalents	(20)	(14)	463

Net increase (decrease) in cash and cash equivalents	(8,056)	7,183	186
Cash and cash equivalents—beginning of year	37,125	29,942	29,756

Cash and cash equivalents—end of year	$29,069	$37,125	$29,942

Supplemental cash flow information:
Common stock issued in connection with business acquisition (1.3 million shares issued)	$—	$10,429	$—

Net refund (cash payment) for income taxes	$(6,389)	$(6,722)	$18,102

Restricted stock units vested	$6,276	$9,626	$3,282

Property and equipment and other assets purchased but not paid for	$2,380	$1,132	$931

Unrealized net gain (loss) on short-term investments	$40	$(90)	$(356)

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Silicon Image, Inc. (referred to herein as “we”, “our”, “the Company”, or “Silicon Image”), a Delaware corporation, was incorporated on June 11, 1999. Silicon Image is a leading provider of connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for mobile, consumer electronics (CE) and personal computer (PC) markets. The Company delivers its technology via semiconductor and intellectual property (IP) products that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, as well as desktop and notebook PCs. Silicon Image has driven the creation of the highly successful High-Definition Multimedia Interface (HDMI®), the latest standard for mobile devices—Mobile High-Definition Link (MHL®), Digital Visual Interface (DVI™) industry standards and the leading 60GHz wireless HD video standard—WirelessHD®. Via its wholly-owned subsidiary, Simplay Labs LLC, Silicon Image offers manufacturers comprehensive product interoperability and standards compliance testing.

Out-of-Period Adjustments

On May 16, 2011, the Company recorded intangible assets of $3.0 million related to a trademark acquired through the SiBEAM acquisition (Note 6), and began amortizing this trademark over its estimated useful life of 5 years. During the fourth quarter of 2012, the Company determined that the trademark had been abandoned by SiBEAM prior to the acquisition, and thus no value should have been allocated to the trademark. Goodwill recorded in connection with this acquisition should have been increased by $3.0 million. This error resulted in an overstatement of amortization expense of $375,000 in 2011 and $450,000 in the first nine months of 2012. In addition, during the fourth quarter of 2012, the Company determined that core technology acquired in the ABT acquisition (Note 6) was being amortized over an incorrect useful life during 2011 and the first nine months of 2012. This error resulted in an overstatement of amortization expense of $196,000 in 2011 and $159,000 in the first nine months of 2012. These errors were corrected through an out-of-period adjustment in the fourth quarter of 2012, resulting in a $3.0 million increase in goodwill, a $3.0 million decrease in the gross carrying value of intangible assets, and a $1,180,000 decrease in intangible amortization expense. Management believes that the impact of these errors is immaterial, individually and in aggregate, to the consolidated financial statements of prior periods and to the year ended December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements also include the results of companies acquired by the Company from the date of each acquisition.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, as evidenced by an agreement with the customer, delivery or performance has occurred, pricing is fixed or determinable and collectability is reasonably assured.

Product Revenue

“Sell-in”—Product revenue is generally recognized at the time of shipment to customers not eligible for price concessions and rights of return (including shipments to direct customers and certain shipments to distributors). Revenue from products sold to distributors with agreements allowing for stock rotations, but not price protection, is generally recognized upon shipment. Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment, and are not significant.

“Sell-through”—Product revenue is recognized only when the distributor reports that it has sold the product to its end customer. This method of product revenue recognition is used for products sold to distributors with agreements allowing for price concessions and stock rotation or product return rights, as the sales price is not fixed or determinable at the time of shipment to the distributor. The Company’s recognition of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Once the Company receives the point of sales reports from the distributor, the Company’s sales price for the products sold to end customers is fixed, as any product returns, stock rotation and price concession rights for that product lapse upon the sale to the end customer.

From time to time, at its distributors’ request, the Company enters into “conversion agreements” to convert certain products, which are designated for a specific end customer, from ‘sell-through’ to ‘sell-in’ products. The effect of these conversions is to eliminate any price protection or return rights on such products. Revenue for such conversions is recorded at the time such conversion agreements are signed, as it is at that point that the distributor ceases to have any price protection or return rights for such products.

At the time of shipment to distributors, for which revenue is recognized on a sell-through basis, the Company records a trade receivable for the selling price (since there is a legally enforceable right to payment), relieves inventory for the carrying value of goods shipped (since legal title has passed to the distributor) and, until revenue is recognized, records the gross margin in “deferred margin on sale to distributors,” a component of current liabilities in its consolidated balance sheet. However, the amount of gross margin the Company recognizes in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. The Company sells each item in its product price book to all of its “sell-through” distributors worldwide at a relatively uniform list price. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of the Company’s distributors’ resale is priced at a discount from the list price. Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributor’s original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to the distributors does not allow the Company to accurately estimate the portion of the balance in the deferred margin on the sale to distributors that will be remitted back to the distributors. In addition to the above, the Company also reduces the deferred margin by anticipated or determinable future price protections based on revised price lists, if any.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Licensing Revenue

The Company enters into IP licensing agreements that generally provide licensees the right to incorporate its IP components in their products with terms and conditions that vary by licensee and revenue earned under such agreements is classified as licensing revenue. The Company’s IP licensing agreements generally include multiple elements, which may include one or more off-the-shelf and/or customized IP licenses bundled with support services covering a fixed period of time, usually one year.

During 2010, the Company followed the guidance in Financial Accounting Standard Board (FASB) Accounting Standard Codification (ASC) No. 605-25-25, “Multiple-Element Arrangements Revenue Recognition,” to determine whether there was more than one unit of accounting. To the extent that the deliverables were separable into multiple units of accounting, the Company allocated the total fee on such arrangements to the individual units of accounting using the residual method, if objective and reliable evidence of fair value did not exist for delivered elements. The Company then recognized revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting in accordance with the revenue recognition criteria. Beginning in the year ended December 31, 2011, for such multiple element IP licensing arrangements, the Company follows the guidance in FASB Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements,” to determine whether there is more than one unit of accounting.

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

Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue the Company recognizes is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, the Company relies upon actual royalty reports from its customers when available and relies upon estimates in lieu of actual royalty reports when it has a sufficient history of receiving royalties to enable the Company to make a reliable estimate of the amount of royalties owed to the Company. These estimates for royalties necessarily involve the application of management judgment. As a result of the Company’s use of estimates, period-to-period numbers are “trued-up” in the

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following period to reflect actual units shipped per the royalty reports ultimately received from the customer. In cases where royalty reports and other information are not available to allow the Company to estimate royalty revenue, the Company recognizes revenue only when royalty reports are received. The Company also performs compliance audits for its licenses and any additional royalties as a result of the compliance audits are generally recorded as revenue in the period when the compliance audits are settled and the customer agrees to pay the amounts due.

For contracts related to licenses of the Company’s technology that involve significant modification, customization or engineering services, the Company recognizes revenue in accordance with the provisions of FASB ASC No. 605-35-25, “Construction-Type and Production-Type Contracts Revenue Recognition.” Revenues derived from such license contracts are accounted for using the percentage-of-completion method.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC No. 718-10-30, “Stock Compensation Initial Measurement,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (RSUs), performance share awards and employee stock purchases under our Employee Stock Purchase Plan (ESPP) based on estimated fair values. Following the provisions of FASB ASC No. 718-50-25, “Employee Share Purchase Plans Recognition,” our ESPP is considered a compensatory plan, therefore, we are required to recognize compensation cost for grants made under the ESPP. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (BSM) option-pricing model and a single option award approach. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. Management estimates volatility for a given option grant by evaluating the historical volatility of the period immediately preceding the option grant date that is at least equal in length to the option’s expected term. Consideration is also given to unusual events (either historical or projected) or other factors that might suggest that historical volatility will not be a good indicator of future volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time. In accordance with FASB ASC No. 718-10-35, “Subsequent Measurement of Stock Compensation,” the Company generally recognizes stock-based compensation expense, net of estimated forfeitures, on a ratable basis for all share-based payment awards over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of market-based RSUs has been determined by management, with the assistance of an independent valuation firm using the Monte Carlo Simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate. Compensation expense related to awards that are expected to vest with a market-based condition is recognized on a straight-line basis regardless of whether the market condition is satisfied, provided that the requisite service has been achieved. The amount of expense attributed to market-based RSUs is based on the estimated forfeiture rate, which is updated according to the Company’s actual forfeiture rates. The financial statements include amounts that are based on the Company’s best estimates and judgments.

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

Financial Instruments

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts, when appropriate, for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, the Company’s actual losses may exceed its estimates, and additional allowances would be required. To date, its actual results have not been materially different than the estimates.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the changes in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	In thousands
Balance at January 1	$1,382	$1,620	$1,428
Provision for doubtful accounts, net of reversals and recoveries	(65)	(115)	301
Write offs	(54)	(123)	(109)

Balance at December 31	$1,263	$1,382	$1,620

Inventories and Inventory Valuation

The Company records inventories at the lower of actual cost, or market value. Market value is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based up recent sales, industry trends, existing customer orders, and other factors. Should actual market conditions differ from the Company’s estimates, its future results of operations could be materially affected. The Company uses standard costs, which approximated actual cost. Standard costs are determined based on the Company’s estimate of material costs, manufacturing yields, costs to assemble, test and package its products and allocable indirect costs. The Company records differences between standard costs and actual costs as variances. These variances are analyzed and are either included in the value of inventory on the consolidated balance sheet or expensed on the consolidated statements of operations in order to state the inventories at actual costs on a first-in-first-out basis. Standard costs are updated quarterly.

Provisions are recorded for excess and obsolete inventory and are estimated based on a comparison of the quantity and cost of inventory on hand to the Company’s forecast of customer demand. Customer demand is dependent on many factors and requires the Company to use significant judgment in its forecasting process. The Company must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months forecasted demand are written down to zero (unless specific facts and circumstances warrant no write-down or a write-down to a different value) and the related provision is recorded as a cost of sales. Once a provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods the Company forecasts demand for the product. To the extent its demand forecast for specific products is less than the combination of product on-hand and non-cancelable orders from suppliers, the Company could be required to record additional inventory reserves, which would have a negative impact on its gross margin. If the Company ultimately sells inventory that it has previously written down, its gross margins in future periods will be positively impacted.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

The Company tests long-lived assets, including intangible assets with finite lives for impairment whenever events or circumstances suggest that such assets may not be recoverable. An impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets are less than the carrying value of the asset that the Company is testing for impairment. If the forecasted cash flows are less than the carrying value, then the Company must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows. These forecasted discounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comparables. If future forecasts are revised, they may indicate or require future impairment charges. The Company bases its fair value estimates on assumptions that are believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Goodwill is tested for impairment on an annual basis (on September 30th) using a two-step model. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. Management has determined that the Company has one reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. In each period presented the fair value of the reporting unit exceeded its carrying value, thus the we were not required to perform the second step of the analysis, and no goodwill impairment charges were recorded

The Company assigns the following useful lives to its fixed assets—three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from two to five years.

Investments in Privately Held Companies

Investments in privately-held companies are reviewed on a quarterly basis to determine if their values have been impaired and adjustments are recorded as necessary. The Company assesses the potential impairment of these investments by considering available evidence such as the investee’s historical and projected operating results, progress towards meeting business milestones, ability to meet expense forecasts, and the prospects for industry or market in which the investee operates. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other-than-temporary are reported in interest income and other, net in the accompanying consolidated statements of operations.

Income Taxes

Income tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting and income tax purposes.

The Company accounts for income taxes under the provisions of ASC 740, “Income Taxes.” Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes valuation allowances to reduce any deferred tax assets to the amount that it estimates will more likely than not be realized based on available evidence and management’s judgment. In addition, the calculation of liabilities for uncertain tax positions involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company expectations could have a material impact on its results of operations and financial position.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and development expenses

Research and development expenses are expensed as incurred.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 will require the Company to disclose information about offsetting related arrangements to enable users of the Company financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for the Company beginning January 1, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. The Company does not expect that this standard will materially impact its financial statements disclosures.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adopted Accounting Standards

Effective January 1, 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income” and ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The adoption of ASU 2011-05 and 2011-12 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

NOTE 2—NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$(11,192)	$(11,643)	$8,182

Denominator:
Weighted-average outstanding shares used to compute basic net income (loss) per share	81,872	80,603	76,957
Effect of dilutive securities	—	—	1,320

Weighted average oustanding shares used to compute diluted net income (loss) per share	81,872	80,603	78,277

Net income (loss) per share—basic	$(0.14)	$(0.14)	$0.11

Net income (loss) per share—diluted	$(0.14)	$(0.14)	$0.10

As a result of the net loss for the years ended December 31, 2012 and 2011, approximately 5.5 million common stock equivalents for both the years ended December 31, 2012 and 2011, were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the year ended December 31, 2010, approximately 7.2 million common stock equivalents were excluded from the calculation of diluted net income per share, respectively, because their inclusion would have been anti-dilutive.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—CONSOLIDATED BALANCE SHEET COMPONENTS

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Classified as current assets:
Cash	$10,191	$—	$10,191
Cash equivalents:
Money market funds	18,878	—	18,878

Total cash and cash equivalents	$29,069	$—	$29,069

Short-term investments:
Certificate of deposits	$10,525	$—	$10,525
Municipal securities	52,347	166	52,513
Corporate securities	15,283	77	15,360

Total short-term investments	78,155	243	78,398

Total cash and cash equivalents and short-term investments	$107,224	$243	$107,467

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2012.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$50,235	$50,328
1-3 years	27,920	28,070

Total	$78,155	$78,398

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Classified as current assets:
Cash	$12,344	$—	$12,344
Cash equivalents:			—
Money market funds	24,781	—	24,781

Total cash and cash equivalents	$37,125	$—	$37,125

Short-term investments:
Certificate of deposits	$10,114	$—	$10,114
Municipal securities	83,978	179	84,157
Corporate securities	21,975	28	22,003
United States government agencies	8,004	23	8,027

Total short-term investments	124,071	230	124,301

Total cash and cash equivalents and short-term investments	$161,196	$230	$161,426

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For investments in securities classified as available-for-sale, market value and the amortized cost of debt securities have been classified in accordance with the following maturity groupings based on the contractual maturities of those securities as of December 31, 2011.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$76,247	$76,402
1-3 years	47,824	47,899

Total	$124,071	$124,301

Components of inventory, prepaid expenses and other current assets and property and equipment consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Inventories:
Raw materials	$4,036	$5,104
Work in process	1,874	1,071
Finished goods	5,358	3,887

	$11,268	$10,062

Prepaid expense and other current assets:
Prepaid software maintenance	$3,542	$2,625
Other prepaid expenses (*)	3,056	2,371
Income tax receivable	56	1,012
Others (*)	1,451	3,093

	$8,105	$9,101

Property and equipment:
Computers and software	$22,272	$21,233
Equipment	37,735	32,932
Furniture and fixtures	1,535	2,727

	61,542	56,892
Less: accumulated depreciation	(46,702)	(44,120)

Total property and equipment, net	$14,840	$12,772

Other assets:
Investment in privately-held companies (Note 5)	$6,000	$—
Warrant to purchase preferred stock of a privately-held company (Note 5)	1,690	—
Investment in an unconsolidated affiliate (Note 5)	—	6,520
Advances for intellectual properties	379	1,848
Others (*)	974	1,001

	$9,043	$9,369

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of fiscal 2012, the Company increased its provision for excess and obsolete inventory to reflect the write down of certain unsalable inventory amounting to $6.2 million due to defects in the material used by one of our assembly vendors in the packaging process. The Company is seeking compensation for this loss from its supplier, but no assurance can be provided regarding the amount of such compensation, if any.

(*)	Prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the total balance of prepaid expense and other current assets or other assets, nor did they have any impact on any other element of the consolidated financial statements.

The components of accrued liabilities and other long-term liabilities were as follows:

	December 31,
	2012	2011
	(In thousands)
Accrued and other current liabilities:
Accrued payroll and related expenses	$7,317	$8,540
Accrued royalties	6,203	5,926
Accrued product rebate	1,063	2,389
Payable in connection with business acquisition (Note 6)	—	1,304
Accrued restructuring (Note 8)	—	910
Accrued payables	3,080	5,522
Others	1,937	1,525

	$19,600	$26,116

Other long-term liabilities:
Non-current liability for uncertain tax positions	$14,410	$12,480
Others (*)	2,417	2,335

	$16,827	$14,815

(*)	Prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the total balance of other long-term liabilities, nor did they have any impact on any other element of the consolidated financial statements.

NOTE 4—FAIR VALUE MEASUREMENTS

The Company records its financial instruments that are accounted for under FASB Accounting Standards Codification (ASC) No. 320-10-25, “Recognition of Investments in Debt and Equity Securities,” and derivative contracts under FASB ASC No. 815, “Derivatives and Hedging,” at fair value. The determination of fair value is based upon the fair value framework established by FASB ASC No. 820-10-35, “Fair Value Measurements and Disclosures—Subsequent Measurement” (ASC 820-10-35). ASC 820-10-35 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for such asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents and short-term investments approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

The Company’s cash equivalents and short term investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Level 1 assets consist of money market fund securities and U.S. government and agency securities. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

The Company’s Level 2 assets include certificate of deposits, corporate securities and municipal securities and are valued by using a multi-dimensional relational model, the inputs, when available, are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

The Company’s Level 3 assets relate to warrants to purchase preferred stock of a private company, and Level 3 liabilities consist of contingent consideration in connection with a business acquisition. The Company determines the value of the warrants to purchase preferred stock using the Black-Scholes option pricing model with the following assumptions: contractual term of 5 years; estimated volatility of 55.2%, risk-free rate of 0.7%, and no expected dividends. The Company makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of this arrangement is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including the probability of achieving the milestone, revenue projections and discount rates. The fair value of the contingent consideration will increase or decrease according to the movement of the inputs. The Company does not expect the changes in these inputs to have a material impact on the Company’s consolidated financial statements.

The Company measures certain assets, including its cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. Other than as described in Note 5 related to an equity method impairment, the Company did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis in any period presented.

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2012:

	Fair value measurements using			Assets (Liabilities) at fair value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$18,878	$—	$—	$18,878

Short-term investments:
Certificate of deposits	$—	$10,525	$—	$10,525
Municipal securities	—	52,513	—	52,513
Corporate securities	—	15,360	—	15,360

Total short-term investments	$—	$78,398	$—	$78,398
Other assets:
Fair value of warrant to purchase preferred stock (Note 5)	$—	$—	$1,690	$1,690
Liabilities:
Contingent considerations in connection with a business acquisition (Note 6)	$—	$—	$(108)	$(108)

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cash equivalents in the above table exclude $10.2 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2012.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2011.

	Fair value measurements using			Assets (Liabilities) at fair value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$24,781	$—	$—	$24,781

Short-term investments:
Certificate of deposits	$—	$10,114	$—	$10,114
United States government agencies	8,027	—	—	8,027
Municipal securities	—	84,157	—	84,157
Corporate securities	—	22,003	—	22,003

Total short-term investments	$8,027	$116,274	$—	$124,301
Liabilities:
Contingent considerations in connection with a business acquisition (Note 6)	$—	$—	$(1,304)	$(1,304)

The cash equivalents in the above table exclude $12.3 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2011.

The following table presents the changes in the Company’s Level 3 liabilities, which are measured at fair value on a recurring basis, for the year ended December 31, 2012 and 2011 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	Asset	Liabilities
Balance at January 1, 2011	$—	$—
Contingent considerations on business acquisition	—	(1,481)
Adjustment to fair value recorded during the period (Note 6)	—	177

Balance at December 31, 2011	—	(1,304)
Acquisition of warrant to purchase preferred stock (Note 5)	1,500	—
Milestone payment	—	1,180
Adjustment to fair value recorded during the period (Note 5 and 6)	190	16

Balance at December 31, 2012	$1,690	$(108)

During the year ended December 31, 2012 and 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the year ended December 31, 2012 and 2011.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INVESTMENTS

Equity Method Investment

On July 13, 2011, the Company purchased a 17.5% equity ownership interest in a U.S. based privately-held company for $7.5 million in cash. The privately-held company develops and designs wireless audio semiconductor chips for home theater speakers that operate wirelessly in the 5GHz band. The Company accounts for this investment under the equity method. From July 13, 2011 through September 30, 2012, the Company reduced the value of its investment by an aggregate of $2.8 million ($1.8 million during the year ended December 31, 2012) representing the Company’s proportionate share of the privately-held company’s net loss during this period.

Concurrently with the equity investment, the Company entered into the following agreements with the privately-held company: (a) a call option agreement whereby the Company can acquire the privately-held company for $35.0 million in cash plus earn-out payments; (b) a sales representative agreement whereby the privately-held company appointed the Company as its sole and exclusive independent representative for the purposes of soliciting orders for and promoting its products to the Company’s prospects as listed in the agreement; and (c) a technology and IP license agreement granting the Company a license to certain technology of the privately-held company upon occurrence of certain future events. The Company’s option to purchase the privately held company had an original expiration date of April 2012. The Company was able to extend the expiration of the call option until January 2013 with an additional investment of $2.75 million in July 2012 in the form of convertible secured promissory notes (the Notes). The Notes bear interest at a rate of 3% per annum and are payable in full in July 2014. The Notes are collateralized by a security interest in all of the assets of the privately-held company. In addition, at any time prior to the time the Notes are paid in full, the Company may convert all or a portion of the outstanding balance of the Notes into a current class of units of the privately-held company at a price of $2.329 per unit or into units issued at the next financing of the private company at the price per unit sold in such financing.

As of September 30, 2012, the Company concluded that these investments are impaired, and that such impairment is other than temporary. In reaching this conclusion, the Company considered all available evidence, including that (i) the privately-held company had not achieved forecasted revenue or operating results, (ii) the privately-held company had limited liquidity or capital resources as of September 30, 2012, and (iii) the overall progress the privately-held company has made towards its business objectives, including the acquisition of home theater wireless speaker customers, has not progressed as previously expected. As a result of the Company’s analysis of these factors, the Company believes that the possibility is remote that the Company will exercise its call option on the investments or that the Company will realize any other value from these investments. Hence, the Company recorded a non-cash impairment charge of $7.5 million representing the carrying value of the investments. This impairment charge was recorded in the line item impairment of investments in an unconsolidated affiliate in the consolidated statements of operations.

The following table presents summary financial data for the privately-held company as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 (in thousands):

Statement of Operation Data:

	Year Ended December 31,
	2012	2011
		(unaudited)
Revenues	$299	$2,505
Gross profit	(2,038)	487
Net loss	(12,486)	(10,203)

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Data:

	December 31,
	2012	2011
		(unaudited)
Current assets	$1,645	$3,322
Non-current assets	16,640	18,879
Current liabilities	4,444	2,374
Non-current liabilities	17,317	10,824
Total stockholders’ equity	(3,476)	9,003

Cost Method Investments

Investment in privately-held company A

In February 2012, the Company paid $3.5 million in cash to purchase a minority interest in a privately held company which designs and develops wireless semiconductor chips. This investment is accounted for using the cost method as the Company’s ownership percentage is minor and the Company does not exert significant influence over the investee.

Investment in privately-held company B

On December 21, 2012, the Company entered into Securities Purchase Agreement and agreed to purchase a 17.7% equity ownership interest in a privately-held company that designs connectivity related software. The Company accounted for this investment under the cost method as the Company’s ownership percentage is minor and the Company does not have the ability to exert significant influence over the investee. During 2012, the Company paid $2.5 million and the remaining $1.0 million will be paid over a period of time based on the achievement of various milestones by the investee. Concurrently with the equity investment, the Company entered into the following agreements with the privately-held company: (a) call option agreement whereby the Company can acquire the privately-held company at a purchase price between $14.0 million and $20.0 million by fiscal 2014 plus earn-out payments of up to $10.75 million paid by fiscal 2016 subject to certain conditions; (b) a sales representative agreement; and (c) technology and IP license agreement.

This privately-held company is a variable interest entity (“VIE”) and the Company’s 17.7% equity ownership represents a variable interest in the VIE. The Company concluded that it should not consolidate the VIE because it is not the VIE’s primary beneficiary. Significant judgments in this conclusion were based on identification of the activities that most significantly impact the economic performance of the VIE and that the Company is not the party directing such activities. The Company’s risks associated with the involvement with this VIE are limited to the Company’s current and future committed investments in the VIE. At December 31, 2012 the Company’s maximum exposure to the VIE was the balance of its investment in the VIE of $2.5 million. The ongoing impact of involvement with the VIE on the Company’s financial position, financial performance, and cash flows is based on its review for impairment on a quarterly basis.

Investment in privately-held company C

In October 2012, the Company entered into an asset purchase agreement with a privately held entity for the purchase of certain intangible assets for $1.5 million, of which $1.2 million was paid on the signing date and the remaining $300,000 will be paid in the first quarter of 2013. The Company may also be required to pay up to $16.5 million additional cash consideration over two years if certain revenue levels are achieved and certain

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial or operational performance conditions are met. The Company believes that the likelihood that it would be required to pay the additional cash consideration is remote.

Concurrently, the Company also executed a warrant purchase agreement pursuant to which the Company received a warrant to purchase 5.3 million shares of the entity’s preferred stock at $0.717 per share. In allocating the purchase price between the warrant and the technology assets, the Company first measured the full value of the warrant and then assigned any residual amount of the price to the other assets (as the warrant was determined to be an available-for-sale security and thus is required to be carried at fair value). Management determined that the full purchase price was allocable to the warrants, and as such no value was assigned to the intangible assets. The estimated fair value of the warrant as of the acquisition date and December 31, 2012, was determined using the Black-Scholes option pricing model with the following assumptions: contractual term of 5 years; estimated volatility of 55.2%, risk-free rate of 0.7%, and no expected dividends. The Company recorded an unrealized gain of $190,000 as a component of other comprehensive loss related to the difference between the purchase price and the fair value of this warrant at December 31, 2012. The warrant will continue to be measured at fair value on a periodic basis and any changes in fair value will be recorded as an unrealized gain or loss in other comprehensive income until realized.

NOTE 6—ACQUISITIONS

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the total purchase price is as follows (in thousands):

Estimated Fair Value
Assets acquired:
Cash	$546
Accounts receivable	564
Inventories	1,353
Other current assets	260
Fixed assets and other long-term assets	336
Intangible assets (1)	8,500
Goodwill (1)	18,483

Total assets acquired	30,042

Current liabilities assumed:
Accounts payable	(546)
Accrued liabilities	(3,465)
Line of credit	(523)
Deferred license revenue	(417)

Total current liabilities assumed	(4,951)
Deferred income tax liability, non-current	(122)

Total liabilities assumed	(5,073)

Total purchase price	$24,969

(1)	As described in Note 1, the Company subsequently corrected these values in 2012, reducing the value of intangible assets by $3.0 million and increasing goodwill by a corresponding amount.

The following table presents details of the intangible assets acquired through the acquisition of SiBEAM ($ in thousands):

	Asset Life in Years	Fair Value
In-process research and development	indefinite	$4,500
Customer relationship	5	1,000
Trademark (1)	5	3,000

		$8,500

(1)	As described in Note 1, the Company subsequently corrected these values in 2012, reducing the value of intangible assets by $3.0 million and increasing goodwill by a corresponding amount.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not amortized, but is tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not tax deductible for income tax purposes.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contingent Considerations

First milestone—The Company would pay the former stockholders of ABT $590,000 in cash upon the successful release on or before March 31, 2012 of product samples being developed by the Company which incorporate certain of ABT’s technologies. The acquisition-date fair value of the first milestone payment was approximately $529,000. The first milestone was achieved and the Company paid $590,000 to the former stockholders of ABT in April 2012.

Second milestone—The Company would pay the former stockholders of ABT $590,000 in cash upon the successful release on or before November 30, 2012 of production units being developed by the Company which incorporate certain of ABT’s technologies. The acquisition-date fair value of the second milestone payment was approximately $525,000. The second milestone was achieved and the Company paid $590,000 to the former stockholders of ABT in November 2012.

Earn-out Payments—The former stockholders of ABT are entitled to (i) 50% of net licensing revenue to be derived from each initial ABT IP license entered into by the Company during the first 18 months from the acquisition date and (ii) 50% of support fees collected by the Company on ABT’s IP licenses in excess of 200% of the costs of providing the support services during the first 18 months from the acquisition date. The acquisition-date fair value of the earn-out payments was approximately $427,000.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company re-evaluated the fair value of the earn-out payments as of December 31, 2012 and 2011 and determined that the revised fair value was approximately $108,000 and $250,000, respectively. The Company recognized the $142,000 and $177,000 reduction in the fair value of the earn-out consideration as a reduction in selling, general and administrative expense during the years ended December 31, 2012 and 2011 respectively.

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

The following table presents details of the intangible assets acquired through the acquisition of ABT (in thousands, except years):

	Estimated Fair Value	Estimated Useful Life (in Years)
Intellectual property	$1,600	6
Core technology (1)	1,600	3
Trade name	600	Indefinite
Customer relationship	500	2
System technology	400	3
In-process research and development	300	Indefinite

Total	$5,000

(1)	As described in Note 1, the Company subsequently corrected the amortization period for core technology from three years to five years.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below summarizes the Company’s goodwill activities (in thousands):

December 31, 2012
Gross amount of goodwill	$37,856
Accumulated impairment	(19,210)
Out-of-period adjustment related to SiBEAM acquistion	3,000

Carrying value at end of year	$21,646

There were no goodwill impairment charges recorded in the years ended December 31, 2012, 2011 and 2010.

Purchased Intangible Assets

The following table presents the Company’s purchased intangible assets, including those arising from business acquisitions, as of December 31, 2012 and 2011 (in thousands):

		December 31, 2012
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(511)	$1,089
Core Technology	5	1,600	(613)	987
System Technology	3	400	(256)	144
Developed Technology	3-5	4,800	(425)	4,375
Customer Relationship	2-5	1,500	(804)	696

Acquisition-related intangible assets		9,900	(2,609)	7,291
Licensed Technology	5	3,867	(306)	3,561

Total intangible assets with finite lives		13,767	(2,915)	10,852
Intangible assets with indefinite lives
Trade Name	indefinite	600	—	600

Total intangible assets with indefinite lives		600	—	600

Total purchased intangible assets		$14,367	$(2,915)	$11,452

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		December 31, 2011
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(245)	$1,355
Core Technology	3	1,600	(489)	1,111
Trademark	5	3,000	(375)	2,625
System Technology	3	400	(122)	278
Customer Relationship	2-5	1,500	(354)	1,146

Total intangible assets with finite lives		8,100	(1,585)	6,515
Intangible assets with indefinite lives
Trade Name	indefinite	600	—	600
In-process research and development	indefinite	4,800	—	4,800

Total intangible assets with indefinite lives		5,400	—	5,400

Total purchased intangible assets		$13,500	$(1,585)	$11,915

There were no impairment charges with respect to the acquisition-related intangible assets in any period presented.

The development of in-process research and development was completed during the quarter ended September 30, 2012 and transferred to the developed technology category. The Company amortizes these technologies over their estimated useful lives.

For intangible assets that are subject to amortization, the Company recorded amortization expense on the consolidated statements of operation as follows:

	Year Ended December 31,
	2012	2011	2010
Cost of product revenue	$425	$—	$—
Research and development	307	—	—
Amortization of acquisition-related intangible assets	599	1,585	149

	$1,331	$1,585	$149

The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

Year ending December 31,	Amount
2013	$2,747
2014	2,604
2015	2,543
2016	1,868
Thereafter	1,090

Total	$10,852

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

There were no other intangible asset impairment charges recorded in the year ended December 31, 2012 and 2010.

In the fourth quarter of 2011, the Company assessed its advances to a third party for intellectual properties for impairment. The Company concluded that the intangible assets related to these advances amounting to $8.5 million were fully impaired as of December 31, 2011, and recorded an impairment charge for the full amount in 2011.

NOTE 8—RESTRUCTURING CHARGES

For the years ended December 31, 2012, 2011 and 2010, the Company recorded restructuring expense of approximately $110,000, $2.3 million and $3.3 million, respectively. The restructuring expense recorded for the year ended December 31, 2012 consisted of the sublease portion of rent payments on an exited facility, offset by the reversal of accrued severance and benefits resulting from a change in estimates of costs incurred for prior restructuring activities.

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

The table below presents the restructuring activities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Employee Severance and Benefits	Operating Lease and Other Agreements Cancellation	Fixed Assets and Other Assets Impaired	Total
Accrued restructuring balance as of January 1, 2010	17,052	261	—	17,313
Additional accruals/adjustments	126	2,831	302	3,259
Cash payments	(16,138)	(1,243)	—	(17,381)
Noncash charges and adjustments	—	—	(302)	(302)
Foreign currency changes	(1,040)	—	—	(1,040)

Accrued restructuring balance as of December 31, 2010	—	1,849	—	1,849
Additional accruals/adjustments	1,638	631	—	2,269
Cash payments	(852)	(2,390)	—	(3,242)
Foreign currency changes	—	34	—	34

Accrued restructuring balance as of December 31, 2011	786	124	—	910
Additional accruals/adjustments	(146)	256		110
Cash payments	(628)	(380)		(1,008)

Accrued restructuring balance as of December 31, 2012	12	—	—	12

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—LEASE OBLIGATIONS

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

The Company also leases office spaces in China, Japan, Korea, India and Taiwan.

The Company’s future operating lease commitments at December 31, 2012 were as follows (in thousands):

Year ending December 31,	Operating Lease Obligations
2013	$3,115
2014	2,820
2015	2,238
2016	1,857
2017	1,980
Thereafter	923

Total	$12,933

NOTE 10—LEGAL PROCEEDINGS

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnifications

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

NOTE 11—STOCKHOLDERS’ EQUITY

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

milestones are achieved. Effective in May 2008, the board of directors determined that no further options would be granted under the 1999 Plan, and all outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

2008 Equity Incentive Plan (the “2008 Plan”)

In April 2008, the board of directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) , and in May 2008, the 2008 Plan was approved by the stockholders, as a replacement for the 1999 Stock Option Plan (the “1999 Plan”). The 2008 Plan provides for the grant of non-qualified and incentive stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock unit awards and performance stock awards to employees, directors and consultants, under the direction of the compensation committee of the board of directors or those persons to whom administration of the 2008 Plan, or part of the 2008 Plan, has been delegated or permitted by law.

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

During the Company’s 2010 Annual Meeting of Stockholders held on May 19, 2010, the Company’s stockholders approved an increase of 9 million shares to the number of shares that can be issued under the 2008 Plan and also approved an increase of up to 2 million additional shares that the Company could only use for the stockholder-approved Stock Option Exchange Program (the “Exchange Program”). The Company completed the Exchange Program in September 2010 and 1.7 million of the 2 million maximum issuable shares for the Exchange Program were used. During the Company’s 2012 Annual Meeting of Stockholders held on May 16, 2012, the Company’s stockholders approved an increase of 7 million shares to the number of shares that can be issued under the 2008 Plan. As of December 31, 2012, the 2008 Plan had 8.7 million shares available for issuance. Please see related discussion below about the Exchange Program.

Non-plan Stock Options

As inducement to the Company’s chief executive officer who joined the Company in January 2010, the Company granted him an option to purchase 1 million shares of the Company’s common stock. The option’s exercise price was equal to the closing price of the common stock on January 15, 2010. The option will vest as follows subject to the chief executive officer’s continued employment with the Company: (a) 10% of the shares subject to the option vested on January 1, 2011; (b) an additional 20% of the shares subject to the option vested on January 1, 2012; (c) an additional 30% of the shares subject to the option shall vest on January 1, 2013; and (d) an additional 40% of the shares subject to the option shall vest on January 1, 2014. The stock option was an inducement option granted outside of the Company’s 2008 Equity Incentive Plan and without shareholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A). The stock option is exercisable for a term of 10 years and will expire on January 15, 2020. There were no options granted outside of the Company’s 2008 Equity Incentive Plan in 2009 and 2008.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option valuation model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The fair value of market-based RSUs has been determined by management, with the assistance of an independent valuation firm using the Monte Carlo Simulation method which takes into account multiple input variables that determine the probability of satisfying the market conditions stipulated in the award. This method requires the input of assumptions, including the expected volatility of the Company’s common stock, and a risk-free interest rate. Compensation expense related to awards that are expected to vest with a market-based condition is recognized on a straight-line basis regardless of whether the market condition is satisfied, provided that the requisite service has been achieved. The amount of expense attributed to market-based RSUs is based on the estimated forfeiture rate, which is updated according to the Company’s actual forfeiture rates. The financial statements include amounts that are based on the Company’s best estimates and judgments.

Expected Life—The expected life of the options represents the estimated period of time until exercised and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for the ESPP is based on the term of the purchase period.

Expected Volatility—The volatility rate is based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life.

Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on United States Treasury zero-coupon issues with a term equal to the expected life at the date of grant of the options.

Expected Dividend—The expected dividend is based on the Company’s history and expected dividend payouts. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

As required by FASB ASC 718-10-35, “Subsequent Measurement of Stock Compensation,” management makes an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31
	2012	2011	2010
Employee Stock Options Plans:
Expected life in years	4	4	4.2
Expected volatility	70.5%	69.8%	64.4%
Risk-free interest rate	0.5%	1.4%	1.8%
Expected dividends	none	none	none
Weighted average grant date fair value	$2.24	$3.55	$1.67
Employee Stock Purchase Plan:
Expected life in years	0.50	0.50	0.50
Expected volatility	63.0%	71.3%	60.2%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected dividends	none	none	none
Weighted average grant date fair value	$1.74	$2.28	$0.96

As of December 31, 2012, the Company had $6.9 million of total unrecognized compensation expense related to RSUs and $4.6 million related to stock options, after estimated forfeitures. The unamortized compensation expense will generally be recognized on a ratable basis over the weighted average estimated remaining life of 2.34 years and 2.39 years, respectively, and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

At December 31, 2012, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $303,000. This expense will be recognized in the first quarter of 2013.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded $0.5 million, $2.1 million and $0.8 million of excess tax benefits from equity-based compensation plans, respectively, as a financing cash inflow.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The expense was fully recognized in the third quarter of 2011. For the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation expense of $1.3 million and $178,000, respectively, related to the Exchange Program.

Stock Options and Awards Activity

Stock Options

The following table summarizes the Company’s options outstanding with respect to its Stock Option Plans, excluding restricted stock units (RSU’s) (in thousands except per share data):

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
At January 1, 2010	9,644	$8.51	—	$—
Granted	1,906	3.29	—	—
Forfeitures and cancellations	(1,815)	8.26	—	—
Options cancelled in the Exchange Program	(3,989)	10.73	—	—
Exercised	(781)	3.86	—	—

At December 31, 2010	4,965	5.54	—	—
Granted	2,041	6.71	—	—
Forfeitures and cancellations	(325)	6.67	—	—
Exercised	(744)	4.19	—	—

At December 31, 2011	5,937	6.05	—	—
Granted	1,489	4.31	—	—
Forfeitures and cancellations	(580)	6.40	—	—
Exercised	(412)	3.55	—	—

At December 31, 2012	6,434	$5.78	4.86	$4,296

Vested and expected to vest at December 31, 2012	5,827	$5.88	4.74	$3,847

Exercisable at December 31, 2012	3,156	$7.00	3.71	$1,355

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2012. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2012 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the market value of the Company’s common stock on the date of the exercise and the exercise price of each option; for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $3.0 million and $2.0 million, respectively. The total grant date fair value of the options which vested during the years ended December 31, 2012, 2011 and 2010 was $3.6 million, $1.4 million and $4.9 million, respectively.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the RSUs outstanding as of December 31, 2012 was as follows: (in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2010	2,719	$3.45
Granted	763	3.36
Granted in the Exchange Program	1,131	3.82
Vested	(1,201)	3.74
Forfeitures and cancellations	(693)	3.28

Outstanding at December 31, 2010	2,719	$3.49
Granted	2,148	6.83
Vested	(1,561)	3.62
Forfeitures and cancellations	(323)	5.70

Outstanding at December 31, 2011	2,983	$5.59
Granted	1,416	4.44
Vested	(1,305)	4.86
Forfeitures and cancellations	(300)	5.53

Outstanding at December 31, 2012	2,794	$5.36

The total grant date fair value of the RSUs that vested during the years ended December 31, 2012, 2011 and 2010 was $6.3 million, $5.6 million and $4.5 million, respectively. Of the 2,794,081 RSUs outstanding as of December 31, 2012, approximately 2,190,959 units are expected to vest after considering the applicable forfeiture rate.

In August 2012, the Company granted 331,500 RSUs with market-based vesting criteria to executives and certain key employees pursuant to 2008 Plan. These market-based awards vest over four years with 25% of the total number of shares vesting on each anniversary of the grant date. Whether or not they vest is determined by a comparison of the price of the Company’s common stock and the price set by the Company, which ranged from $4.52 to $5.39 over the vesting period. The grant-date fair value of these awards was $1.2 million, estimated using a Monte Carlo simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to these awards will be recognized over the vesting period regardless of whether the market conditions are satisfied, provided that the requisite service has been provided.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2012, 2011 and 2010, the Company repurchased 449,848, 538,268 and 443,829 shares of stock, respectively, for an aggregate value of $2.2 million, $3.3 million and $1.2 million, respectively, from employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy such employees’ minimum statutory tax withholding requirement. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

The table summarizes the securities available for future issuance with respect to the Company’s 2008 Equity Incentive Plan (in thousands):

2008 Plan
Available at January 1, 2010	1,136
Authorized	9,000
Authorized for the Exchange Progam	1,696
Granted	(2,050)
Granted in the Exchange Program	(1,696)
Canceled	963

Available at December 31, 2010	9,049
Authorized	—
Granted	(5,263)
Canceled	741

Available at December 31, 2011	4,527
Authorized	7,000
Granted	(3,614)
Canceled	811

Available at December 31, 2012	8,724

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2012, 2011 and 2010, 932,537, 811,413 and 1,233,976 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $4.47, $3.80 and $2.11 per share, respectively. As at December 31, 2012, a total of approximately 146,000 shares were reserved for future issuance. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of the Company’s total outstanding common shares as of the immediately preceding December 31.

Stock Repurchase Program

In April 2012, the Company’s Board of Directors authorized a $50 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions, cash on hand and other factors and may be made under a stock repurchase plan. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board at any time.

On November 9, 2012, the Company entered into an accelerated share repurchase (ASR) agreement with Barclays Capital, Inc. (Barclays) to repurchase an aggregate of $30.0 million of its common stock. Pursuant to the ASR agreement, the Company paid $30.0 million in November 2012 and received an initial share delivery of 5,072,463 shares of its common stock. The initial share delivery was valued at $21.0 million and was recorded as treasury stock in the consolidated balance sheets as of December 31, 2012. The remaining balance of $9.0 million was recorded as additional paid-in capital in the consolidated balance sheets as of December 31, 2012. The ASR Agreement is scheduled to extend for approximately three to seven months but may conclude earlier at Barclays’ option and may be terminated early upon the occurrence of certain events. Barclays then may deliver additional shares to the Company at or prior to maturity of the ASR Agreement, which is subject to an adjustment based on the average daily volume weighted average price of its common stock during the term of the ASR Agreement. Under certain circumstances, the Company may be required to return to the Barclays a portion of the shares received or, at the Company’s option, make an additional cash payment to Barclays in lieu of delivering shares.

In addition to the shares repurchased under the ASR, during the year ended December 31, 2012, the Company repurchased a total of 2,193,372 shares of its common stock at a total cost of $9.7 million with an average price per share of $4.42.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—INCOME TAXES

Income (loss) before income taxes and the income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affilate:
U.S.	$(11,668)	$(1,956)	$1,574
Non U.S.	12,258	(110)	10,217

Total income (loss) before provision for income taxes and equity in net loss of an unconsolidated affilate	$590	$(2,066)	$11,791

	Year Ended December 31,
	2012	2011	2010
Provision for taxes
Current:
Federal	$332	$(498)	$(615)
State	(461)	(25)	35
Foreign	9,253	6,561	6,572

Total current provision	9,124	6,038	5,992

Deferred:
Federal	(83)	196	(2,914)
State	560	3	3
Foreign	(120)	221	(236)

Total deferred provision (benefit)	$357	$420	$(3,147)

Charge in lieu of taxes attributable to employee stock-based plans	498	2,125	764

Income tax provision	$9,979	$8,583	$3,609

The charge in lieu of taxes represents the tax provision from deductions for employee stock transactions, net of related amounts reported for financial reporting purposes, that is recorded as a direct increase to additional paid-in capital instead of a decrease to the income tax provision.

The Company’s effective tax rate differs from the federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax provision (benefit) at federal statutory rate	$207	$(723)	$4,127
Foreign income and withholding taxes	6,741	8,887	6,269
Stock-based compensation expense	1,048	939	3,216
State income taxes	(1,075)	(1,077)	184
Non-deductible expenses	64	183	43
Tax credits	(6,571)	(6,767)	(5,035)
Impact of valuation allowance	10,266	8,217	(4,598)
Federal exempt interest income	(308)	(345)	(530)
Tax (benefit) on loss of an unconsolidated affiliate	(631)	(347)	—
Other	238	(384)	(67)

Income tax provision	$9,979	$8,583	$3,609

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2012	2011
Net operating loss carryforwards	$14,562	$14,664
Tax credits	40,867	33,072
Stock-based compensation expense	5,256	4,476
Accruals and other reserves	3,580	3,768
Inventory valuation	4,025	1,893
Depreciable and amortizable items	3,771	1,023
Capitalized research and development	12,106	12,577
Other items not currently deductible	3,395	1,893

Total deferred tax assets	$87,562	$73,366
Less: valuation allowance	(82,577)	(67,952)

Net deferred tax assets	$4,985	$5,414

Reported as:
Deferred income taxes, current	841	708
Deferred income taxes, non-current	4,144	4,706

Net deferred taxes	$4,985	$5,414

The Company has recorded a $82.6 million valuation allowance (including $59.8 million for federal deferred tax assets and $22.8 million for state and foreign deferred tax assets) as a result of uncertainties related to the realization of its net deferred tax assets at December 31, 2012. The valuation allowance increased by $14.6 million and $22.9 million during 2012 and 2011, respectively. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years and the difficulty of forecasting sufficient future taxable income. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations.

As of December 31, 2012, the Company had federal net operating loss carryforward of approximately $16.5 million which will start expire in 2025 if not utilized and state net operating loss carryforwards of approximately $57.7 million, which will start to expire in 2017 if not utilized. As of December 31, 2012, the Company also had research credit carryforwards for federal and state purposes of approximately $10.4 million and $25.9 million, respectively. The federal credits will begin to expire in 2025, while the state credits do not expire.

In the event the Company was to experience a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state and foreign rules, the Company’s ability to utilize the credit carryforwards may be limited.

The Company did not record federal R&D credit for the current year given the lapsed extension of the credit in 2012. The applicable R&D credit available for 2012, estimated to be approximately $1.5 million, will be considered in 2013 because the American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. No financial statement benefit is expected as the Company will record a valuation allowance against the credit generated.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2012, 2011 and 2010, the Company had gross tax effected unrecognized tax benefits of $27.2 million, $26.6 million and $23.8 million, of which $11.8 million, $9.6 million and $8.5 million, respectively, if recognized, would affect the effective tax rate. It is possible that the amount of unrecognized tax benefits will change within the next 12 months; however, an estimate of the range of change cannot be made at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance as of January 1	$26,555	$23,771	$20,270
Tax positions related to the current period:
Gross increase	2,888	3,530	3,174
Tax positions related to the prior period:
Gross increase	455	—	647
Settlements	(2,687)	(708)	(320)
Lapse of statute of limitations	(36)	(38)	—

Balance as of December 31	$27,175	$26,555	$23,771

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. During the years ended December 31, 2012, 2011 and 2010, the Company accrued approximately $221,000, $209,000 and $155,000, respectively of additional interest related to unrecognized tax benefits. The Company conducts business globally and, as a result, it and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company remains subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. The Company also remains subject to examination in most foreign jurisdictions for all years since 2006 or the year it began operations in those countries, if later. The Company’s examination in the state of California for the 2006 and 2007 tax years was completed in the first quarter of fiscal 2012.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue

Revenue by geographic area based on bill to location was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$106,154	$71,390	$40,405
Taiwan	56,320	57,854	43,042
Japan	36,677	43,463	57,217
China	19,465	17,653	15,229
Europe	16,131	13,746	15,516
Korea	15,946	15,028	18,515
Other	1,671	1,875	1,423

Total revenue	$252,364	$221,009	$191,347

Revenue by geographic area based on customers’ headquarters location was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Korea	$102,107	$66,800	$40,892
Taiwan	61,626	57,854	42,157
Japan	37,467	44,156	65,361
United States	18,686	19,226	15,810
Europe	16,138	13,555	11,225
China	14,912	17,553	14,533
Other	1,428	1,865	1,369

Total revenue	$252,364	$221,009	$191,347

The Company’s revenue by its primary markets was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Mobile	$120,936	$65,789	$10,525
Consumer Electronics	62,236	87,922	118,192
Personal Computers	20,315	20,523	24,124

Total product revenue	203,487	174,234	152,841
Licensing	48,877	46,775	38,506

Total revenue	$252,364	$221,009	$191,347

Customers representing more than 10% of total revenue were as follows (in percentage):

	Year Ended December 31,
	2012	2011	2010
Samsung Electronics	35.0%	23.4%	17.0%
Edom Technology	10.3%	13.8%
Weikeng		10.2%
Innotech Corporation			11.3%
Microtek Corporation			11.0%

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012, one customer represented 24.0% of net accounts receivable. At December 31, 2011, two customers represented 17.7% and 11.9% of net accounts receivable. The Company’s top five customers, including distributors, generated 64.4%, 61.4% and 58.3% of the Company’s revenue in 2012, 2011 and 2010, respectively.

Property and Equipment

The table below presents the net book value of the property and equipment by their physical location (in thousands):

	December 31,
	2012	2011
United States	$6,519	$7,114
China	4,834	3,184
Taiwan	1,586	1,912
India	1,509	256
Others	392	306

Net book value	$14,840	$12,772

NOTE 14—UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2012. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except per share amounts)
2012
Total Revenues	$55,003	$63,838	$73,919	$59,604
Gross Profit	$31,779	$37,805	$43,060	$29,279
Net Loss	$(9,576)	$(943)	$(408)	$(265)
Net Loss Per Share:
Basic & diluted	$(0.12)	$(0.01)	$(0.00)	$(0.00)
2011
Total Revenues	$48,999	$53,553	$59,724	$58,733
Gross Profit	$28,727	$31,186	$34,508	$35,759
Net Income (Loss)	$(820)	$(1,286)	$680	$(10,217)
Net Income (Loss) Per Share:
Basic	$(0.01)	$(0.02)	$0.01	$(0.12)
Diluted	$(0.01)	$(0.02)	$0.01	$(0.12)

(1)	As described in Note 1, the results for the fourth quarter of 2012 include an out-of-period adjustment to reduce intangible amortization expense by $1.2 million to correct certain prior period errors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited the accompanying consolidated balance sheets of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Image, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

February 25, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.

Dated: February 25, 2013	By:	/S/ CAMILLO MARTINO
Camillo Martino Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CAMILLO MARTINO Camillo Martino	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2013

/S/ NOLAND GRANBERRY Noland Granberry	Chief Financial Officer (Principal Financial Officer)	February 25, 2013

/S/ WILLIAM GEORGE William George	Director	February 25, 2013

/S/ PETER HANELT Peter Hanelt	Director	February 25, 2013

/S/ JOHN HODGE John Hodge	Director	February 25, 2013

/S/ MASOOD JABBAR Masood Jabbar	Director	February 25, 2013

/S/ WILLIAM RADUCHEL William Raduchel	Director	February 25, 2013

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-1/A	333-83665	3.03	8/25/1999

3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-26887	3.04	8/14/2001

3.03	Restated Bylaws of the Registrant.	8-K	000-26887	3.01	2/4/2005

4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-83665	4.01	9/30/1999

10.01*	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and officers.	10-K	000-26887	10.01	3/15/2004

10.02*	1995 Equity Incentive Plan, as amended through July 20, 1999 and related forms of stock option agreements and stock option exercise agreements.	S-1/A	333-83665	10.02	8/25/1999

10.03*	1999 Equity Incentive Plan, as amended (including Sub-Plan for UK employees) and related forms of notice of grant of stock options, stock option agreement, stock option exercise notice and joint election (for UK employees).	10-K	000-26887	10.03	3/16/2006

10.04*	Amended and Restated 1999 Employee Stock Purchase Plan ( ESPP 1999 ), approved by stockholders May 18, 2011.	10-Q	000-26887	10.01	8/4/2011

10.05*	ESPP 1999 UK Sub-Plan, as amended.	10-Q	000-26887	10.03	8/8/2007

10.06†	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998.	S-1/A	333-83665	10.12	9/10/1999

10.07†	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant.	S-1/A	333-83665	10.13	7/30/1999

10.08	Digital Visual Interface Specification Revision 1.0 Promoter’s Agreement dated January 8, 1999.	S-1/A	333-83665	10.14	7/30/1999

10.09*	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers.	S-1/A	333-83665	10.21	9/10/1999

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.10*	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement.	S-8	333-63900	4.05	6/26/2001

10.11*	CMD Technology Inc. 1999 Stock Incentive Plan, as amended and related form of Stock Option Agreement.	10-Q	000-26887	10.36	11/14/2001

10.12*	Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement.	10-Q	000-26887	10.37	11/14/2001

10.13*	TransWarp Networks, Inc. 2002 Stock Option/Stock Issuance Plan.	S-8	333-105498	4.06	5/23/2003

10.14*	Director Compensation Plan.	10-Q	000-26887	10.01	5/10/2005

10.15†	Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant.	10-Q	000-26887	10.01	8/9/2005

10.16*	Employment Offer Letter between Edward Lopez and the Registrant dated December 23, 2006.	10-K	000-26887	10.34	3/1/2007

10.17†	Settlement and License Agreement between the Registrant and Genesis Microchip Inc. dated December 21, 2006.	10-K	000-26887	10.35	3/1/2007

10.18†	Video Processor Design License Agreement with Sunplus Technology Co., Ltd.	10-Q	000-26887	10.02	5/7/2007

10.19*	Employment Offer Letter between Noland Granberry and the Registrant dated February 14, 2006.	10-Q	000-26887	10.04	5/7/2007

10.20*	Form of Change of Control Retention Agreement.	10-Q	000-26887	10.01	5/3/2012

10.21	Accelerated Stock Repurchase Agreement dated November 9, 2012 between Barclays Bank PLC and the Registrant.					X

10.22*	1999 Equity Incentive Plan, as amended and restated December 14, 2007.	10-K	000-26887	10.40	2/27/2008

10.23*	Notice of Grant of Restricted Stock Units under 1999 Equity Incentive Plan to named executive officers (for U.S. Participants), dated February 15, 2008.	8-K	000-26887	10.01	2/22/2008

10.24*	2008 Equity Incentive Plan, as amended including Forms of Grant Agreements.	10-Q	000-26887	10.01	8/8/2012

10.25	Settlement of litigation with Analogix Semiconductor, Inc., dated December 4, 2008.	8-K	000-26887	99.01	12/5/2008

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.26	Lease Agreement entered into on January 6, 2011 between Christensen Holdings, L.P. and the Registrant.	10-K	000-26887	10.33	2/17/2011

10.27*	Employment offer letter with Camillo Martino dated December 23, 2009.	8-K	000-26887	10.01	1/8/2010

10.28*	Employee Bonus Plan for Fiscal Year 2012.	10-Q	000-26887	10.02	8/8/2012

21.01	Subsidiaries of the Registrant.					X

23.01	Consent of Independent Registered Public Accounting Firm.					X

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.