Form 10-Q
period 2013-03-31
SILICON IMAGE INC
filed 2013-05-09
CIK 1003214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2013
Common Stock, $0.001 par value	77,186,705

SILICON IMAGE, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$45,964	$29,069
Short-term investments	70,522	78,398
Accounts receivable, net of allowances for doubtful accounts of $1,234 at March 31, 2013 and $1,263 at December 31, 2012	40,515	37,936
Inventories	14,281	11,268
Prepaid expenses and other current assets	6,816	8,105
Deferred income taxes	841	841

Total current assets	178,939	165,617
Property and equipment, net	14,125	14,840
Deferred income taxes, non-current	4,144	4,144
Intangible assets, net (Note 6)	10,750	11,452
Goodwill	21,646	21,646
Other assets	10,625	9,043

Total assets	$240,229	$226,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,826	$10,690
Accrued and other current liabilities	16,605	19,600
Deferred margin on sales to distributors	13,215	10,340
Deferred license revenue	2,310	2,185

Total current liabilities	51,956	42,815
Other long-term liabilities	17,024	16,827

Total liabilities	68,980	59,642

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 77,097,490 shares at March 31, 2013 and 77,003,599 shares at December 31, 2012	100	99
Additional paid-in capital	520,618	511,522
Treasury stock, 26,214,339 shares at March 31, 2013 and 25,330,124 shares at December 31, 2012	(148,123)	(143,912)
Accumulated deficit	(201,373)	(200,792)
Accumulated other comprehensive income	27	183

Total stockholders’ equity	171,249	167,100

Total liabilities and stockholders’ equity	$240,229	$226,742

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Product	$50,341	$43,024
Licensing	11,698	11,979

Total revenue	62,039	55,003

Cost of revenue and operating expenses:
Cost of product revenue (1)	25,798	23,099
Cost of licensing revenue	267	125
Research and development (2)	18,558	21,707
Selling, general and administrative (3)	16,402	16,137
Amortization of acquisition-related intangible assets	251	496
Restructuring expense	(7)	5

Total cost of revenue and operating expenses	61,269	61,569

Income (loss) from operations	770	(6,566)
Interest income and other, net	391	538

Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	1,161	(6,028)
Income tax expense	1,742	2,948
Equity in net loss of an unconsolidated affiliate	—	600

Net loss	$(581)	$(9,576)

Net loss per share – basic and diluted	$(0.01)	$(0.12)
Weighted average shares – basic and diluted	77,421	82,722

(1) Includes stock-based compensation expense	$135	$218
(2) Includes stock-based compensation expense	$1,018	$1,160
(3) Includes stock-based compensation expense	$1,771	$1,910

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(581)	$(9,576)
Foreign currency translation adjustments, net of zero tax	(24)	48
Fair value of effective cashflow hedges, net of zero tax	—	15
Change in unrealized net gain (loss) on available-for-sale securities, net of zero tax	(132)	174

Other comprehensive income (loss)	(156)	237

Comprehensive loss	$(737)	$(9,339)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(581)	$(9,576)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	1,573	1,591
Stock-based compensation expense	2,924	3,288
Amortization of investment premium	328	509
Tax benefits from employee stock-based transactions	8	310
Amortization of intangible assets	702	496
Excess tax benefits from employee stock-based transactions	(8)	(310)
Realized gain on sale of short-term investments	(9)	(45)
Equity in net loss of unconsolidated affiliate	—	600
Others	560	358
Changes in assets and liabilities:
Accounts receivable	(3,138)	(9,967)
Inventories	(3,013)	(2,161)
Prepaid expenses and other assets	904	969
Accounts payable	8,286	6,483
Accrued and other liabilities	(2,506)	(1,847)
Deferred margin on sales to distributors	2,875	3,442
Deferred license revenue	125	858

Cash provided by (used in) operating activities	9,030	(5,002)

Cash flows from investing activities:
Proceeds from sales of short-term investments	13,027	23,031
Purchases of short-term investments	(5,431)	(15,797)
Purchases of property and equipment	(835)	(2,191)
Investment in a privately held company	—	(3,500)
Cash paid for assets purchased from a privately held company	(300)	—
Advances for intellectual properties	(378)	—
Other investing activities	—	(500)

Cash provided by investing activities	6,083	1,043

Cash flows from financing activities:
Proceeds from employee stock program	2,606	2,486
Excess tax benefits from employee stock-based transactions	8	310
Repurchases of restricted stock units for income tax withholding	(653)	(1,465)
Cash paid to settle contingent consideration liabilities	(45)	—

Cash provided by financing activities	1,916	1,331

Effect of exchange rate changes on cash and cash equivalents	(134)	(26)

Net increase (decrease) in cash and cash equivalents	16,895	(2,654)
Cash and cash equivalents – beginning of period	29,069	37,125

Cash and cash equivalents – end of period	$45,964	$34,471

Supplemental cash flow information:
Cash payment for income taxes	$(1,655)	$(209)
Restricted stock units vested	$1,649	$3,929
Property and equipment and other assets purchased but not paid for	$1,418	$1,150
Unrealized gain (loss) on available-for-sale securities	$(132)	$174

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2012 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of March 31, 2013 and December 31, 2012 and the related condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2013 and 2012, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. All significant intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Financial results for the three months ended March 31, 2013 are not necessarily indicative of future financial results.

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Adopted Accounting Standards

Effective January 1, 2013, the Company adopted Accounting Standard Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The guidance requires the Company to disclose information about offsetting related arrangements to enable users of the Company financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2013, the Company prospectively adopted ASU, 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income (loss) is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2. NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(581)	$(9,576)

Denominator:
Weighted average outstanding shares used to compute basic and diluted net loss per share	77,421	82,722

Net loss per share – basic and diluted	$(0.01)	$(0.12)

As a result of the net loss for the three months ended March 31, 2013 and 2012, approximately 5.6 million and 5.1 million, respectively, weighted common stock equivalents were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 3. BALANCE SHEET COMPONENTS

The components of inventory, prepaid expenses and other current assets, property and equipment and other assets consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Inventories:
Raw materials	$4,193	$4,036
Work in process	2,463	1,874
Finished goods	7,625	5,358

	$14,281	$11,268

Prepaid expense and other current assets:
Prepaid software maintenance	$2,892	$3,542
Other prepaid expenses	2,006	3,056
Income tax receivable	199	56
Other current assets	1,719	1,451

	$6,816	$8,105

Property and equipment:
Computers and software	$22,503	$22,272
Equipment	37,367	37,735
Furniture and fixtures	2,506	1,535

	62,376	61,542
Less: accumulated depreciation	(48,251)	(46,702)

Total property and equipment, net	$14,125	$14,840

Other assets:
Investment in privately-held companies (Note 5, Company A and B)	$6,000	$6,000
Warrant to purchase preferred stock of a privately-held company (Note 5, Company C)	1,617	1,690
Advances for intellectual properties	1,892	379
Others	1,116	974

	$10,625	$9,043

The components of accrued liabilities and other long-term liabilities were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Accrued and other current liabilities:
Accrued royalties	$7,438	$6,203
Accrued payroll and related expenses	2,867	7,317
Accrued product rebates	1,127	1,063
Accrued payables	3,607	3,080
Others	1,566	1,937

	$16,605	$19,600

Other long-term liabilities:
Non-current liability for uncertain tax positions	$14,616	$14,410
Others	2,408	2,417

	$17,024	$16,827

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

The Company’s Level 3 assets relate to warrants to purchase 5.3 million shares of a private company’s preferred stock at $0.717 per share (Note 5, Investment in privately-held company C). The estimated fair value of the warrant as of March 31, 2013, was determined using the Black-Scholes option pricing model with the following assumptions: contractual term of 4.5 years; estimated volatility of 55.45%, risk-free rate of 0.66%, and no expected dividends. The Company recorded an unrealized loss of $73,000 as a component of other comprehensive loss related to the difference between the fair value of this warrant at December 31, 2012 and March 31, 2013. The warrant will continue to be measured at fair value on a recurring basis and any changes in fair value will be recorded as an unrealized gain or loss in other comprehensive income until realized.

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

The Company measures certain assets, including its cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. Other than as described in Note 5 related to an equity method investment, the Company did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis in any period presented.

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Assets:
Cash equivalents:
Money market funds	$31,648	$—	$—	$31,648
Corporate securities	—	2,099	—	2,099

Total cash equivalents	$31,648	$2,099	$—	$33,747
Short-term investments:
Certificate of deposits	$—	$10,592	$—	$10,592
Municipal securities	—	48,362	—	48,362
Corporate securities	—	11,568	—	11,568

Total short-term investments	$—	$70,522	$—	$70,522
Other assets:
Fair value of warrant to purchase preferred stock (Note 5)	$—	$—	$1,617	$1,617
Liabilities:
Contingent considerations in connection with a business acquisition	$—	$—	$(63)	$(63)

The cash equivalents in the above table exclude $12.2 million in cash held by or on behalf of the Company as of March 31, 2013.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Assets:
Cash equivalents:
Money market funds	$18,878	$—	$—	$18,878
Short-term investments:
Certificate of deposits	$—	$10,525	$—	$10,525
Municipal securities	—	52,513	—	52,513
Corporate securities	—	15,360	—	15,360

Total short-term investments	$—	$78,398	$—	$78,398
Other assets:
Fair value of warrant to purchase preferred stock (Note 5)	$—	$—	$1,690	$1,690
Liabilities:
Contingent considerations in connection with a business acquisition	$—	$—	$(108)	$(108)

The cash equivalents in the above table exclude $10.2 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2012.

The following table presents the changes in the Company’s Level 3 liabilities, which are measured at fair value on a recurring basis, during the three months ended March 31, 2013 and 2012 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	2013	2012
Assets:
Beginning balance at January 1,	$1,690	$—
Adjustment to fair value recorded during the period (Note 5)	(73)	—

Ending balance at March 31,	$1,617	$—

Liabilities:
Beginning balance at January 1,	$(108)	$(1,304)
Payment of contingent consideration	45	—

Ending balance at March 31,	$(63)	$(1,304)

There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended March 31, 2013.

NOTE 5. INVESTMENTS

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

Investment in privately-held company B

On December 21, 2012, the Company agreed to purchase a 17.7% preferred stock equity ownership interest in a privately-held company that designs connectivity related software. The Company accounts for this investment under the cost method as the Company’s ownership percentage is minor and the Company does not have the ability to exert significant influence over the investee. During 2012, the Company paid $2.5 million and an additional $1.0 million is contingent and may be paid over a period of time based on the achievement of various milestones by the investee. Concurrently with the equity investment, the Company entered into the following agreements with the privately-held company: (a) call option agreement whereby the Company can acquire the privately-held company at a purchase price between $14.0 million and $20.0 million by fiscal 2014 plus earn-out payments of up to $10.75 million to be paid by fiscal 2016 subject to certain conditions; (b) a sales representative agreement; and (c) technology and IP license agreement.

This privately-held company is a variable interest entity (“VIE”) and the Company’s 17.7% equity ownership represents a variable interest in the VIE. The Company concluded that it should not consolidate the VIE because it is not the VIE’s primary beneficiary. Significant judgments in this conclusion were based on identification of the activities that most significantly impact the economic performance of the VIE and that the Company is not the party directing such activities. The Company’s risks associated with the involvement with this VIE are limited to the Company’s current and future committed investments in the VIE. At March 31, 2013 the Company’s maximum exposure to the VIE was the balance of its investment in the VIE of $2.5 million. The ongoing impact of involvement with the VIE on the Company’s financial position, financial performance, and cash flows is based on its review for impairment on a quarterly basis.

Investment in privately-held company C

In October 2012, the Company entered into an asset purchase agreement with a privately held entity for the purchase of certain intangible assets for $1.5 million, of which $1.2 million was paid in 2012 and the remaining $300,000 was paid in the first quarter of 2013. The Company may also be required to pay up to an additional $16.5 million of cash consideration if certain revenue levels are achieved and certain financial or operational performance conditions are met, during the two year period starting October 2012. Such additional consideration, if any, would become payable at the end of the measurement period in October 2014. The Company believes that the likelihood that it would be required to pay the additional cash consideration is remote.

Concurrently, the parties also executed a warrant purchase agreement pursuant to which the Company received a warrant which provide the Company with the option to purchase 5.3 million shares of the entity’s preferred stock at $0.717 per share before October 5, 2017. In allocating the purchase price between the warrant and the technology assets, the Company first measured the full value of the warrant and then assigned any residual amount of the price to the other assets (as the warrant was determined to be an available-for-sale security and thus is required to be carried at fair value). Management determined that the full purchase price was allocable to the warrants, and as such none of the initial purchase price was assigned to the intangible assets.

NOTE 6. INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets, including those arising from business acquisitions, as of March 31, 2013 (in thousands):

		March 31, 2013
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(578)	$1,022
Core Technology	5	1,600	(693)	907
System Technology	3	400	(289)	111
Developed Technology	3-5	4,800	(675)	4,125
Customer Relationship	2-5	1,500	(875)	625

Acquisition-related intangible assets		9,900	(3,110)	6,790
Licensed Technology	5	3,867	(507)	3,360

Total intangible assets with finite lives		13,767	(3,617)	10,150
Intangible assets with indefinite lives
Trade Name	indefinite	600	—	600

Total intangible assets with indefinite lives		600	—	600

Total purchased intangible assets		$14,367	$(3,617)	$10,750

There were no impairment charges with respect to the acquisition-related intangible assets during the three months ended March 31, 2013.

Amortization expense of developed technology is recorded to cost of product revenue. Amortization expense of licensed technology is recorded to research and development. Amortization expense of the rest of the intangible assets with finite lives is recorded to amortization of acquisition-related intangible assets.

For intangible assets that are subject to amortization, the Company recorded amortization expense on the consolidated statements of operation as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of product revenue	$250	$—
Research and development	201	—
Amortization of acquisition-related intangible assets	251	496

	$702	$496

The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

Amount
Year ending December 31,
2013 (remaining 9 months)	$2,045
2014	2,604
2015	2,543
2016	1,868
2017	1,090

Total	$10,150

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

NOTE 8. STOCK-BASED COMPENSATION

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

Valuation and Expense Information under Stock-based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Employee stock option plans:
Expected life in years	4.0	4.0
Expected volatility	62.2%	70.4%
Risk-free interest rate	0.6%	0.6%
Expected dividends	none	none
Weighted average fair value	$2.28	$2.43
Employee Stock Purchase Plan:
Expected life in years	0.5	0.5
Expected volatility	40.1%	68.3%
Risk-free interest rate	0.1%	0.1%
Expected dividends	none	none
Weighted average fair value	$1.27	$1.85

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

For the three months ended March 31, 2013 and 2012, 566,078 and 517,610 shares of common stock, respectively, were purchased under the ESPP program. At March 31, 2013, the Company had $422,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a remaining period of approximately 4.5 months.

Stock Option Activity

The following is a summary of activity under the Company’s stock option plans during the three months ended March 31, 2013, excluding RSUs (in thousands, except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
At January 1, 2013	6,434	$5.78
Granted	109	4.81
Forfeitures and cancellations	(203)	10.80
Exercised	(73)	3.87

At March 31, 2013	6,267	$5.62	4.83	$3,914

Vested and expected to vest at March 31, 2013	5,766	$5.69	4.74	$3,597

Exercisable at March 31, 2013	3,369	$6.38	4.08	$1,877

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on March 31, 2013. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2013 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three months ended March 31, 2013 and 2012 was $62,000 and $51,000, respectively.

At March 31, 2013, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.37 years, was $4.5 million, net of estimated forfeitures.

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

A summary of activity with respect to the Company’s RSUs during the three months ended March 31, 2013 is as follows: (in thousands, except weighted average grant date fair value per share):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	2,794	$5.36
Granted	103	4.83
Vested	(339)	7.03
Forfeitures and cancellations	(23)	4.80

Outstanding at March 31, 2013	2,535	$5.12

Of the 2,534,920 RSUs outstanding as of March 31, 2013, approximately 2,021,677 units are expected to vest after considering the applicable forfeiture rate.

The aggregate fair value of awards that vested during the three months ended March 31, 2013 was $1.6 million, which represents the market value of Silicon Image common stock on the date that the RSUs vested. The grant date fair value of awards that vested during the three months ended March 31, 2013 was $2.4 million. The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

In August 2012, the Company granted 331,500 RSUs with market-based vesting criteria to executives and certain key employees pursuant to 2008 Plan. These market-based awards vest over four years with 25% of the total number of shares vesting on each anniversary of the grant date. Whether or not they vest is determined by a comparison of the price of the Company’s common stock and the price set by the Company, which ranged from $4.52 to $5.39 over the vesting period. The grant-date fair value of these awards was $1.2 million, estimated using a Monte Carlo simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to these awards will be recognized over the vesting period regardless of whether the market conditions are satisfied, provided that the requisite service has been provided. As of March 31, 2013, 316,500 shares of the outstanding restricted stock units were market-based restricted stock units.

At March 31, 2013, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.23 years, was $6.5 million, net of estimated forfeitures.

During the three months ended March 31, 2013 and 2012, the Company repurchased 134,215 and 303,803 shares of stock, respectively, for an aggregate value of $0.7 million and $1.5 million, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

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

On November 9, 2012, the Company entered into an accelerated share repurchase (ASR) agreement with Barclays Capital, Inc. (Barclays) to repurchase an aggregate of $30.0 million of its common stock. Pursuant to the ASR agreement, the Company paid $30.0 million in November 2012 and received an initial share delivery of 5,072,463 shares of its common stock. The initial share delivery was valued at $21.0 million and was recorded as treasury stock in the consolidated balance sheet as of December 31, 2012. The remaining balance of $9.0 million was recorded as additional paid-in capital in the consolidated balance sheet as of December 31, 2012. During the three months ended March 31, 2013, the Company received an additional 750,000 shares of its common stock valued at $3.6 million, which was recorded as an addition to treasury stock and a reduction of paid-in capital. The ASR agreement is scheduled to extend for approximately three to seven months from its inception date but may conclude earlier at Barclays’ option and may be terminated early upon the occurrence of certain events. Barclays then may deliver additional shares to the Company at or prior to maturity of the ASR agreement, which is subject to an adjustment based on the average daily volume weighted average price of its common stock during the term of the ASR Agreement. Under certain circumstances, the Company may be required to return to the Barclays a portion of the shares received or, at the Company’s option, make an additional cash payment to Barclays in lieu of delivering shares.

In addition to the shares repurchased under the ASR agreement, the Company had repurchased 2,193,372 shares of its common stock from the open market at a total cost of $9.7 million with an average price per share of $4.42 from May 2012 through March 31, 2013.

NOTE 9. PROVISION FOR INCOME TAXES

The Company recorded an income tax expense of $1.7 million for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2013 was 150%. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.

The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at March 31, 2013. The valuation allowance was established as a result of weighing all positive and negative evidence, including the Company’s cumulative loss over the past three years. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is possible that sometime in the next 12 months positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued interest and penalties of $33,000 and $53,000 for the three months ended March 31, 2013 and 2012, respectively, The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

NOTE 10. CUSTOMER AND GEOGRAPHIC INFORMATION

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

Revenue

Revenue by geographic area based on bill to location was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$29,591	$21,046
Taiwan	9,633	12,173
Japan	8,251	9,462
Europe	5,497	3,975
China	5,349	3,928
Korea	3,417	4,014
Others	301	405

Total revenue	$62,039	$55,003

Revenue by geographic area based on customers’ headquarters location was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Korea	$27,997	$22,022
Taiwan	9,178	12,179
Japan	8,252	9,462
Europe	5,487	3,975
China	5,803	3,917
United States	5,038	3,048
Others	284	400

Total revenue	$62,039	$55,003

The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Mobile	$33,603	$22,256
Consumer Electronics	13,667	16,511
Personal Computers	3,071	4,257

Total product revenue	50,341	43,024
Licensing	11,698	11,979

Total revenue	$62,039	$55,003

For the three months ended March 31, 2013 and 2012, one customer represented 40.8% and 34.3% of total revenue, respectively. There were no other customers representing more than 10% of total revenue.

At March 31, 2013, three customers each represented 33.3%, 15.6% and 12.5% of net accounts receivable. At March 31, 2012, four customers each represented 18.3%, 16.0%, 13.2% and 12.1% of net accounts receivable. The Company’s top five customers, including distributors, generated 65.2% and 62.8% of the Company’s revenue for three months ended March 31, 2013 and 2012, respectively.

Property and Equipment

The table below presents the net book value of the property and equipment by their physical location (in thousands):

	March 31, 2013	December 31, 2012
United States	$6,231	$6,519
China	4,715	4,834
Taiwan	1,462	1,586
India	1,432	1,509
Others	285	392

Net book value	$14,125	$14,840

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

Company Overview

Silicon Image is a leading provider of connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) content for mobile, consumer electronics (CE), and personal computing (PC) markets. We deliver our technology via semiconductor and intellectual property (IP) products that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras as well as desktop and notebook PCs. Silicon Image has driven the creation of the highly successful High-Definition Multimedia Interface (HDMI®), the latest standard for mobile devices – Mobile High-Definition Link (MHL®), Digital Visual Interface (DVI™) industry standards and the leading 60GHz wireless HD video standard – WirelessHD®. Via its wholly-owned subsidiary, Simplay Labs, Silicon Image offers manufacturers comprehensive standards interoperability and compliance testing services.

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

Our customers are product manufacturers in each of our target markets—mobile, CE, and PC. Because we leverage our technologies across different markets, certain of our products may be incorporated into our customers’ products used in multiple markets. We sell our products to original product manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core/design licensing and royalty and adopter fees from our standards licensing activities. We maintain relationships with the eco-system of companies that make the products that drive digital content creation, distribution and consumption, including major Hollywood studios, service providers, consumer electronics companies and retailers. Through these and other relationships, we have formed a strong understanding of the requirements for distributing and presenting HD digital video and audio in the home and mobile environments. We have also developed a substantial IP base for building the standards and products necessary to promote opportunities for our products.

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

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our largest customer generated 40.8% and 34.3% of our revenues for the three months ended March 31, 2013 and 2012, respectively. In addition, our top five customers, including distributors, generated 65.2% and 62.8% of our revenue for three months ended March 31, 2013 and 2012, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. Revenue generated through distributors was 30.2% of our total revenue for both the three months ended March 31, 2013 and 2012. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and accompanying notes. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

REVENUE

	Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Product revenue
Mobile	$33,603	$22,256	51.0%
Consumer Electronics	13,667	16,511	-17.2%
Personal Computers	3,071	4,257	-27.9%

Total product revenue	50,341	43,024	17.0%
Percentage of total revenue	81.1%	78.2%
Licensing revenue	11,698	11,979	-2.3%
Percentage of total revenue	18.9%	21.8%

Total revenue	$62,039	$55,003	12.8%

Product Revenue

The increase in product revenue was primarily due to increased demand for our mobile products offset in part by lower CE and PC revenue. The increase in our mobile products for the three months ended March 31, 2013 when compared to the same period in 2012 was primarily due to the continued success of our MHL product line. We have seen increased shipments of these products quarter after quarter since their introduction in the latter part of fiscal year 2010. Our MHL products represent the majority of our mobile revenue. For the first quarter of fiscal 2013, mobile revenue represented 66.8% of our total product revenue. The decrease in our CE revenue for the three months ended March 31, 2013 when compared to the same period in 2012 was primarily the result of a broad-based market shift to lower-end DTV products that incorporate our HDMI semiconductor products less frequently. We expect products that incorporate both MHL and HDMI to represent a larger portion of our CE revenue going forward. Our PC revenue continued to decline as we are no longer making any investments in these legacy products.

Licensing Revenue

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The decrease in licensing revenue for the three months ended March 31, 2013 when compared to the same period in 2012 is primarily the result of lower revenue from settlements being closed in this period as compared to the same period last year, offset by an increase in the HDMI adopter base due to the continued adoption of the HDMI standard. Our licensing revenue may fluctuate quarter to quarter as a result of the timing of completion of IP license arrangements and related settlement of royalty audits.

Revenue by Geography Based on Customers’ Headquarters

	Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Asia-Pacific	$51,289	$47,625	7.7%
United States	5,038	3,048	65.3%
Europe	5,487	3,975	38.0%
Others	225	355	-36.7%

Total revenue	$62,039	$55,003	12.8%

The increase in revenues in Asia-Pacific or APAC, which includes Japan and Korea, for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to increased demand for our MHL products by our customers who have their headquarters in APAC. The increase in revenues in the United States for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to increased demand for our CE transmitter and receiver products and increased licensing revenue. The increase in revenues in Europe for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to increased demand for our legacy control module business, which is part of our PC category.

For the break-down of the revenue by countries based on customers’ headquarters, please refer to note 10 of Notes to Condensed Consolidated Financial Statements under Part I Item 1 of this Form 10-Q.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Cost of product revenue (1)	$25,798	$23,099	11.7%
Product gross profit	24,543	19,925	23.2%
Product gross profit margin	48.8%	46.3%

(1) Includes stock-based compensation expense	$135	$218
Cost of licensing revenue	$267	$125	113.6%
Licensing gross profit	11,431	11,854	-3.6%
Licensing gross profit margin	97.7%	99.0%
Total cost of revenue	$26,065	$23,224	12.2%
Total gross profit	35,974	31,779	13.2%
Total gross profit margin	58.0%	57.8%

Cost of Product Revenue

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue for the three months ended March 31, 2013 increased compared to the same period in 2012 was primarily due to the growth in revenue volume.

Product Gross Margin

Our product gross margin increased primarily due to average product cost reductions exceeding average selling price reductions. The decrease in product cost is primarily due to a decrease in wafer, assembly, packaging and testing costs, improved freight and warehouse efficiencies, better absorption of fixed and semi-variable overheads as a result of increased revenue and lower depreciation expense due to fully depreciated testers.

Licensing Gross Margin

Licensing gross margin during the three months ended March 31, 2013 was comparable to the licensing gross margin in the same period in 2012.

OPERATING EXPENSES

Research and Development (R&D)

	Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Research and development (1)	$18,558	$21,707	-14.5%
Percentage of total revenue	29.9%	39.5%

(1) Includes stock-based compensatio n expense	$1,018	$1,160

R&D expense consists primarily of employee compensation and benefits, including stock-based compensation, fees for independent contractors, cost of software tools used for designing and testing our products and costs associated with prototype materials. The decrease in R&D expense for the three months ended March 31, 2013 when compared to the same period in 2012 was primarily due to the transition of 75 consultants in India to full time engineers of Silicon Image resulting in lower consultant cost of $2.7 million. Our R&D headcount as of March 31, 2013 was 359 employees as compared to 336 employees as of March 31, 2012 primarily due to the expansion of our R&D capabilities in India.

Selling, General and Administrative (SG&A)

	Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Selling, general and administrative (1)	$16,402	$16,137	1.6%
Percentage of total revenue	26.4%	29.3%

(1) Includes stock-based compensation expense	$1,771	$1,910

SG&A expense consists primarily of compensation and benefits, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three months ended March 31, 2013 increased when compared to the same period in 2012 was primarily due to an increase in compensation related expenses of $1.0 million driven by headcount growth and an increase in consultant expenses, trade show expenses and bad debt expenses of $0.7 million, partially offset by lower personal time-off and stock-based compensation expenses. Our SG&A headcount as of March 31, 2013 was 208 employees as compared to 189 employees as of March 31, 2012.

Amortization of Acquisition-Related Intangible Assets

	Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Amortization of intangible assets	$251	$496	-49.4%
Percentage of total revenue	0.4%	0.9%

The decrease in amortization expense for the three months ended March 31, 2013 when compared to the same period in 2012 was primarily due to the correction of certain errors related to intangible assets that were made in the fourth quarter of 2012. These adjustments reduced the carrying value of intangible assets as of December 31, 2012, and thus resulted in reduced amortization expense in the three months ended March 31, 2013.

Interest Income and Other, net

	Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Interest income and other, net	$391	$538	-27.3%
Percentage of total revenue	0.6%	1.0%

The interest and other income for the three months ended March 31, 2013 decreased as compared to the same period last year primarily due to lower interest income on lower cash invested in short-term investments.

Provision for Income Taxes

	Three Months Ended March 31,
	2013	2012	Change
	(dollars in thousands)
Income tax expense	$1,742	$2,948	-40.9%
Percentage of total revenue	2.8%	5.4%

The effective tax rate for the three months ended March 31, 2013 was 150%. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.

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

	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$45,964	$29,069	$16,895
Short term investments	70,522	78,398	(7,876)

Total cash, cash equivalents and short term investments	$116,486	$107,467	$9,019
Percentage of total assets	48.5%	47.4%
Total current assets	$178,939	$165,617	$13,322
Total current liabilities	(51,956)	(42,815)	(9,141)

Working capital	$126,983	$122,802	$4,181

As of March 31, 2013, $11.6 million of the cash and cash equivalents and short term investments was held by foreign subsidiaries. Local government regulations may restrict our ability to move cash balances from our foreign subsidiaries to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors.

The net increase in current assets at March 31, 2013 as compared to December 31, 2012 was primarily due to a $9.0 million increase in total cash and cash equivalents and short-term investments, $3.1 million increase in accounts receivable and $3.0 million increase in inventory, partially offset by a decrease in prepaid expenses and other assets. The increase in accounts receivable was primarily due to revenue growth and timing of invoicing relative to the quarter end over collections during the three months ended March 31, 2013. The increase in inventory was primarily to meet the anticipated revenue levels for the next quarter. The decrease in prepaid expenses and other current assets was primarily due to amortization of prepaid software maintenance and a decrease in prepaid trade show.

The net increase in current liabilities at March 31, 2013 as compared to December 31, 2012 was mainly due to an $8.3 million increase in accounts payable and $2.9 million increase in deferred margin on sales to distributors, partially offset by a $2.5 million decrease in accrued and other current liabilities. The increase in accounts payable was primarily due to the increased payables related to our inventory purchases. The increase in deferred margin on sales to distributors was mainly due to the increasing shipment to our distributors driven by the acceleration of demand for our products while the decrease in accrued and other current liabilities was mainly attributable to a decrease in accrued vacation as we changed the personal time-off policy for U.S exempt salaried employees starting on January 1, 2013 and paid off all previously accrued personal time-off to our employees.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Three Months Ended March 31,
	2013	2012
Cash provided by (used in) operating activities	$9,030	$(5,002)
Cash provided by investing activities	6,083	1,043
Cash provided by financing activities	1,916	1,331
Effect of exchange rate changes on cash and cash equivalents	(134)	(26)

Net increase (decrease) in cash and cash equivalents	$16,895	$(2,654)

Operating Activities

Cash provided by operating activities is generated by net loss adjusted for certain non-cash items and changes in assets and liabilities.

During the three months ended March 31, 2013, we incurred a net loss of $581,000 which included non-cash charges of approximately $6.1 million (primarily related to stock based compensation, depreciation and amortization). Changes in assets and liabilities that generated cash were primarily prepaid expenses and other current assets, accounts payable and deferred margin on sales to distributors. These increases were offset by changes in operating assets and liabilities that used cash, primarily accounts receivable, inventories and accrued and other liabilities.

During the three months ended March 31, 2012, we incurred a net loss of $9.6 million which included non-cash charges of approximately $6.8 million (primarily related to stock based compensation, depreciation and amortization). Changes in assets and liabilities that generated cash were primarily prepaid expenses and other current assets, accounts payable and deferred margin on sales to distributors. These increases were offset by changes in operating assets and liabilities that used cash, primarily accounts receivable, inventories and accrued and other liabilities.

Investing Activities

Cash provided by our investing activities during the three months ended March 31, 2013 was primarily a result of the $7.6 million net proceeds from the sales and maturities of short-term investments, partially offset by $0.8 million used for capital expenditures, $300,000 used for strategic business investment and $378,000 used for purchases of intellectual properties.

Cash provided by our investing activities during the three months ended March 31, 2012 was primarily a result of the $7.2 million net proceeds from the sales and maturities of short-term investments, partially offset by $2.2 million used for capital expenditures, $3.5 million used for strategic business investment and $500,000 used for other investing activities.

We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

Cash generated from our financing activities during the three months ended March 31, 2013 was primarily due to the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $2.6 million, partially offset by $0.6 million used to repurchase restricted stock units for minimum statutory income tax withholding.

Cash generated from our financing activities during the three months ended March 31, 2012 was primarily due to the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $2.5 million and to the excess tax benefits from employee stock-based transactions of approximately $310,000, partially offset by $1.5 million used to repurchase restricted stock units for minimum statutory income tax withholding.

Contractual Obligations

Our contractual obligations as of March 31, 2013 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$12,694	$2,383	$5,440	$3,948	$923
Contingent payment to acquire additional preferred stock	1,000	1,000	—	—	—

	$13,694	$3,383	$5,440	$3,948	$923

On December 21, 2012, we agreed to purchase a 17.7% equity ownership interest in a privately-held company for $3.5 million in cash. We paid $2.5 million in 2012 and the remaining $1.0 million is in the form of contingent payment to acquire additional preferred stock in the privately-held Company, over a period of time based on achievement of certain milestones by the privately-held company.

The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section” amounting to approximately $27.4 million as of March 31, 2013 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 12, “Income Taxes,” in our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resource Requirements

Based on our estimated cash flows, we believe our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). We also limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines of our fixed income portfolios. The guidelines also establish credit quality standards, limits on exposure to any one issuer and limits on exposure to the type of instrument. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect the exposure to interest rate risk and credit risk to be material. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. As of March 31, 2013, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $104.3 million. A sensitivity analysis was performed on our investment portfolio as of March 31, 2013. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value changes that would result from a parallel shift in the yield curve of plus 50, 100, or 150 basis points over a twelve-month time horizon.

0.5%	1.0%	1.5%
$286,000	$572,000	$858,000

As of December 31, 2012, we had an investment portfolio of securities as reported in short-term investments, including those classified as cash equivalents of approximately $97.3 million. These securities are subject to interest rate fluctuations. The following represents the potential change to the value of our investments given a shift in the yield curve used in our sensitivity analysis.

0.5%	1.0%	1.5%
$284,000	$568,000	$852,000

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

We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar for activities during the three months ended March 31, 2013 with all other variables held constant would have resulted in a $0.6 million change in the value of our foreign currency cash accounts.

As of March  31, 2013, we did not have any material derivative transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) under Part I Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.

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

Our business has in the past and may in the future be significantly impacted by a deterioration in worldwide economic conditions and any uncertainty in the outlook for the global economy could make it more likely that our actual results will differ materially from expectations.

Global credit and financial markets have experienced disruptions, and may experience disruptions in the future, including national debt and fiscal concerns, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Our mobile and CE product revenue, which comprised approximately 76.2% and 70.5% of total revenue for the three months ended March 31, 2013 and 2012, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones. Demand for consumer electronics is a function of the health of the economies in the United States, Japan and around the world. As a result, the demand for our mobile, CE and PC products and our operating results have in the past and may in the future be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may in the future have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. We may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Any adverse events in the global economy and in the credit markets could negatively impact our return on investment for these debt securities and thereby reduce the amount of cash and cash equivalents and investments on our balance sheet.

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

Some of our current or potential customers, including our own licensees, have their own internal semiconductor capabilities or other semiconductor suppliers or relationships, and may also develop solutions integrating the innovations, features and functionality of our products for use in their own products rather than purchasing products from us. Some of our competitors have already established supplier or joint development relationships with some of our current or potential customers and may be able to leverage these relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with theirs. Many of our competitors have longer operating histories, greater presence in key markets, better name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do and therefore may be able to adapt more quickly to new or emerging technologies and customer requirements, or to devote greater resources to the promotion and sale of their products. Our competitors in the CE market include Analog Devices, Analogix Semiconductor, Parade Technologies, Explore, Broadcom, Intel, MediaTek, Mstar, Sigma and Marvell and our competitors in the Mobile market include Analogix, Parade, Explore, Broadcom, Intel, Qualcomm, Texas Instrument, NVIDIA, Marvell and MediaTek. Mergers and acquisitions are very common in our industry and some of our competitors could merge, which may enhance their market presence. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in price reductions and loss of market share in certain markets. We cannot assure you that we can compete successfully against current or potential competitors, or that competition will not reduce our revenue and gross margins.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and we may not be able to diversify our customer and/or distributor base. For the three months ended March 31, 2013, revenue from Samsung Electronics and our distributors Weikeng and Edom Technology accounted for 40.8%, 8.0% and 6.8% of our total revenue, respectively. For the three months ended March 31, 2012, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 34.3%, 8.9% and 7.3% of our total revenue, respectively. In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and /or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

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

Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 30.2% of our total revenue for both the three months ended March 31, 2013 and 2012. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months ended March 31, 2013 and 2012, approximately 51.9% and 61.2% of our total revenue respectively, was generated from customers and distributors located outside of North America, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.

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

Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 29.9% and 39.5% for the three months ended March 31, 2013 and 2012, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

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

Through our wholly-owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI specification and are responsible for promoting and administering the specification. We receive all the license fees paid by adopters of the HDMI specification to cover the costs we incur to promote and administer the HDMI specification. There can be no assurance that, going forward, we will continue to act as agent of the HDMI specification and/or receive or to continue to oversee the management of all the license fees paid by HDMI adopters. After an initial period during which we received all of the royalties paid by HDMI adopters, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification, and following this reallocation, our portion of HDMI royalties was reduced to approximately 62%. In 2010, HDMI founders again reviewed the allocation of HDMI royalties and agreed on an allocation formula that reduced the portion of HDMI royalties received by us in 2012 to approximately 40% to 50%. We expect the HDMI founders to continue to review the allocation of HDMI royalties from time to time and we cannot provide any assurance regarding the portion of HDMI royalties received by us in the future.

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

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the three months ended March 31, 2013, more than 90% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.

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

New Releases of Microsoft Windows ® , Apple Mac OS ® , Apple iOS and Google Android operating systems may render our chips inoperable.

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

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the three months ended March 31, 2013 and 2012 customers and distributors located in Japan generated 13.3% and 17.2% of our total revenue, respectively, and customers and distributors located in Taiwan generated 15.5% and 22.1% of our total revenue, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2013 to January 31, 2013	—	$—	—	$19,349,123
February 1, 2013 to February 28, 2013	—	—	—	19,349,123
March 1, 2013 to March 31, 2013	750,000	4.74	750,000	15,791,066

Total	750,000	4.74	750,000

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

Dated: May 9, 2013	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

					Filing	Filed
		Form	File No.	Exhibit	Date	Herewith

10.01*	Silicon Image, Inc. Executive Incentive Compensation Plan for Fiscal Year 2013					X

10.02*	Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2013					X

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS***	XBRL Instance Document					X

101.SCH***	XBRL Taxonomy Extension Schema Document					X

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	This exhibit is a management contract or compensatory plan or arrangement.
**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.