Form 10-Q
period 2013-06-30
SILICON IMAGE INC
filed 2013-08-08
CIK 1003214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2013
Common Stock, $0.001 par value	77,286,843

SILICON IMAGE, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$75,946	$29,069
Short-term investments	56,229	78,398
Accounts receivable, net of allowances for doubtful accounts of $ 1,171 at June 30, 2013 and $1,263 at December 31, 2012	27,228	37,936
Inventories	16,002	11,268
Prepaid expenses and other current assets	6,370	8,105
Deferred income taxes	1,039	841
Total current assets	182,814	165,617
Property and equipment, net	14,231	14,840
Deferred income taxes, non-current	4,144	4,144
Intangible assets, net (Note 6)	12,338	11,452
Goodwill	21,646	21,646
Other assets	7,549	9,043
Total assets	$242,722	$226,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,383	$10,690
Accrued and other current liabilities	16,470	19,600
Deferred margin on sales to distributors	13,407	10,340
Deferred license revenue	2,183	2,185
Total current liabilities	47,443	42,815
Other long-term liabilities	17,553	16,827
Total liabilities	64,996	59,642
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $ 0.001; 150,000,000 shares authorized; shares issued and outstanding: 77,185,180 shares at June 30, 2013 and 77,003,599 shares at December 31, 2012	100	99
Additional paid-in capital	529,136	511,522
Treasury stock, 26,644,210 shares at June 30, 2013 and 25,330,124 shares at December 31, 2012	(154,245)	(143,912)
Accumulated deficit	(197,044)	(200,792)
Accumulated other comprehensive income	(221)	183
Total stockholders’ equity	177,726	167,100
Total liabilities and stockholders’ equity	$242,722	$226,742

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Product	$63,681	$51,458	$114,022	$94,482
Licensing	9,998	12,380	21,696	24,359
Total revenue	73,679	63,838	135,718	118,841
Cost of revenue and operating expenses:
Cost of product revenue (1)	31,023	25,851	56,821	48,950
Cost of licensing revenue	162	182	429	307
Research and development (2)	20,225	20,512	38,783	42,219
Selling, general and administrative (3)	16,097	14,196	32,499	30,333
Amortization of acquisition-related intangible assets	230	496	481	992
Restructuring expense (recoveries)	—	86	(7)	91
Total cost of revenue and operating expenses	67,737	61,323	129,006	122,892
Income (loss) from operations	5,942	2,515	6,712	(4,051)
Proceeds from legal settlement (Note 7)	1,275	—	1,275	—
Other than temporary impairment of a privately-held company investment	(1,500)	—	(1,500)	—
Interest income and other, net	500	245	891	783
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	6,217	2,760	7,378	(3,268)
Income tax expense	1,888	3,109	3,630	6,057
Equity in net loss of an unconsolidated affiliate	—	594	—	1,194
Net income (loss)	$4,329	$(943)	$3,748	$(10,519)
Net income (loss) per share – basic	$0.06	$(0.01)	$0.05	$(0.13)
Net income (loss) per share – diluted	$0.05	$(0.01)	$0.05	$(0.13)
Weighted average shares – basic	77,245	82,719	76,934	82,720
Weighted average shares – diluted	78,713	82,719	78,353	82,720

(1) Includes stock-based compensation expense	$153	$104	$288	$322
(2) Includes stock-based compensation expense	$827	$742	$1,845	$1,902
(3) Includes stock-based compensation expense	$1,438	$862	$3,209	$2,772

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$4,329	$(943)	$3,748	$(10,519)
Components of accumulated other comprehensive income (loss), net of zero tax:
Foreign currency translation adjustments	54	(11)	31	37
Fair value of effective cash flow hedges	—	(31)	—	(16)
Unrealized gains (losses) on available-for-sale securities
Unrealized gain (loss) arising during the period	(170)	(92)	(293)	127
Reclassification adjustment for gains included in net income	(133)	(16)	(142)	(61)
Total unrealized gain (loss) on available-for-sale securities	(303)	(108)	(435)	66
Other comprehensive income (loss)	(249)	(150)	(404)	87
Comprehensive income (loss)	$4,080	$(1,093)	$3,344	$(10,432)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,748	$(10,519)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	3,127	3,060
Stock-based compensation expense	5,342	4,996
Amortization of investment premium	578	1,062
Tax benefits from employee stock-based transactions	182	472
Amortization of intangible assets	1,384	992
Excess tax benefits from employee stock-based transactions	(182)	(472)
Non-operating proceeds from legal settlement	(1,275)	—
Other than temporary impairment of a privately-held company investment	1,500	—
Equity in net loss of unconsolidated affiliate	—	1,194
Others	140	473
Changes in assets and liabilities:
Accounts receivable	10,421	(9,805)
Inventories	(4,734)	(6,985)
Prepaid expenses and other assets	1,418	3,114
Accounts payable	4,536	7,085
Accrued and other liabilities	(2,316)	(2,343)
Deferred margin on sales to distributors	3,067	6,904
Deferred license revenue	41	(6)
Cash provided by (used in) operating activities	26,977	(778)
Cash flows from investing activities:
Proceeds from sales of short-term investments	48,330	46,167
Purchases of short-term investments	(26,588)	(38,978)
Purchases of property and equipment	(2,466)	(3,950)
Proceeds from legal settlement	1,275	—
Investment in privately-held companies	(500)	(4,000)
Cash paid for assets purchased from a privately-held company	(300)	—
Purchase of intellectual properties	(1,513)	(732)
Cash provided by (used in) investing activities	18,238	(1,493)
Cash flows from financing activities:
Proceeds from employee stock program	3,090	2,855
Excess tax benefits from employee stock-based transactions	182	472
Repurchases of restricted stock units for income tax withholding	(1,332)	(1,916)
Repurchases of common stock	—	(5,118)
Others	(45)	—
Cash provided by(used in) financing activities	1,895	(3,707)
Effect of exchange rate changes on cash and cash equivalents	(233)	(36)
Net increase (decrease) in cash and cash equivalents	46,877	(6,014)
Cash and cash equivalents — beginning of period	29,069	37,125
Cash and cash equivalents — end of period	$75,946	$31,111
Supplemental cash flow information:
Cash payment for income taxes	$(2,705)	$(2,944)
Restricted stock units vested	$3,902	$5,558
Property and equipment and other assets purchased but not paid for	$688	$906
Unrealized gain (loss) on available-for-sale securities	$(435)	$66

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) included herein have been prepared on a basis consistent with our December 31, 2012 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of June 30, 2013 and December 31, 2012 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Financial results for the three and six months ended June 30, 2013 are not necessarily indicative of future financial results.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Silicon Image, Inc. and its subsidiaries after elimination of all significant intercompany balances and transactions.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2013 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 2. NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$4,329	$(943)	$3,748	$(10,519)
Denominator:
Weighted average outstanding shares used to compute basic net income (loss) per share	77,245	82,719	76,934	82,720
Effect of dilutive securities	1,468	—	1,419	—
Weighted average outstanding shares used to compute diluted net income (loss) per share	78,713	82,719	78,353	82,720
Net income (loss) per share – basic	$0.06	$(0.01)	$0.05	$(0.13)
Net income (loss) per share – diluted	$0.05	$(0.01)	$0.05	$(0.13)

For the three and six months ended June 30, 2013, approximately 4.3 million and 4.5 million, respectively, common stock equivalents were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

As a result of the net loss for the three and six months ended June 30, 2012, approximately 5.8 million and 5.0 million, respectively, common stock equivalents were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 3. BALANCE SHEET COMPONENTS

The components of inventories, prepaid expenses and other current assets, property and equipment and other assets consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Inventories:
Raw materials	$4,283	$4,036
Work in process	6,544	1,874
Finished goods	5,175	5,358
	$16,002	$11,268
Prepaid expenses and other current assets:
Prepaid software maintenance	$2,327	$3,542
Other prepaid expenses	2,372	3,056
Other current assets	1,671	1,507
	$6,370	$8,105
Property and equipment:
Computers and software	$23,030	$22,272
Equipment	37,345	37,735
Furniture and fixtures	2,526	1,535
	62,901	61,542
Less: accumulated depreciation	(48,670)	(46,702)
Total property and equipment, net	$14,231	$14,840
Other assets:
Investment in privately-held companies (Note 5, Company A and B)	$6,500	$6,000
Warrant to purchase preferred stock of a privately-held company (Note 5, Company C)	—	1,690
Others	1,049	1,353
	$7,549	$9,043

The components of accrued liabilities and other long-term liabilities were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Accrued and other current liabilities:
Accrued royalties	$3,829	$6,203
Accrued payroll and related expenses	6,678	7,317
Accrued payables	3,650	3,080
Others	2,313	3,000
	$16,470	$19,600
Other long-term liabilities:
Non-current liability for uncertain tax positions	$15,117	$14,410
Others	2,436	2,417
	$17,553	$16,827

NOTE 4. COST METHOD INVESTMENTS

Investment in privately-held company A

In February 2012, the Company paid $3.5 million in cash to purchase a minority interest in a privately-held company which designs and develops wireless semiconductor chips. This investment is accounted for using the cost method as the Company’s ownership percentage is minor and the Company does not exert significant influence over the investee.

Investment in privately-held company B

On December 21, 2012, the Company agreed to purchase a 17.7% preferred stock equity ownership interest in a privately-held company that designs connectivity related software (“investee”) for a total consideration of $3.5 million. The Company accounts for this investment under the cost method as the Company’s ownership percentage is less than 20% and the Company does not have the ability to exert significant influence over the investee. During 2012, the Company paid $2.5 million. An additional $0.5 million was paid in the second quarter of 2013. The remaining $0.5 million is contingent and may be paid over a period of time based on the achievement of various milestones by the investee. Concurrently with the equity investment, the Company entered into the following agreements with the investee: (a) a call option agreement whereby the Company can acquire the investee at a purchase price of between $14.0 million and $20.0 million by fiscal 2014 plus earn-out payments of up to $10.75 million to be paid by fiscal 2016 subject to certain conditions; (b) a sales representative agreement; and (c) technology and IP license agreement.

This investee is a variable interest entity (“VIE”) and the Company’s equity ownership represents a variable interest in the VIE. The Company concluded that it should not consolidate the VIE because it is not the VIE’s primary beneficiary. Significant judgments in this conclusion were based on identification of the activities that most significantly impact the economic performance of the VIE and that the Company is not the party directing such activities. The Company’s risks associated with the involvement with this VIE are limited to the Company’s current and future committed investments in the VIE. At June 30, 2013 the Company’s maximum exposure to the VIE was the balance of its investment in the VIE of $3.0 million. The ongoing impact of involvement with the VIE on the Company’s financial position, financial performance, and cash flows is based on its review for impairment on a quarterly basis.

Investment in privately-held company C

In October 2012, the Company entered into an asset purchase agreement with a privately-held company for the purchase of certain intangible assets for $1.5 million, of which $1.2 million was paid in 2012 and the remaining $300,000 was paid in the first quarter of 2013. The Company may also be required to pay up to an additional $16.5 million of cash consideration if certain revenue levels are achieved and certain financial or operational performance conditions are met, during the two year period starting October 2012. Such additional consideration, if any, would become payable at the end of the measurement period in October 2014. The Company believes that the likelihood that it would be required to pay the additional cash consideration is remote.

Concurrently, the parties also executed a warrant purchase agreement pursuant to which the Company received warrants which provide the Company with the option to purchase 5.3 million shares of the privately-held company’s preferred stock at $0.717 per share before October 5, 2017. In allocating the purchase price between the warrant and the technology assets, the Company first measured the full value of the warrant and then assigned any residual amount of the price to the other assets (as the warrant was determined to be an available-for-sale security and thus is required to be carried at fair value). Management determined that the full purchase price was allocable to the warrants, and as such none of the initial purchase price was assigned to the intangible assets.

As of June 30, 2013, the Company concluded that the investment in this privately-held company was impaired, and that such impairment is other than temporary.  In reaching this conclusion, the Company considered all available evidence, including that (i) the privately-held company had not achieved forecasted revenue or operating results, (ii) the privately-held company had limited liquidity or capital resources as of June 30, 2013, (iii) the privately-held company’s software business has deteriorated and (iv) the privately-held company efforts to raise additional financing have not been successful.  As a result of the Company’s analysis of these factors, the Company believes that the possibility is remote that the Company will exercise its warrants to purchase the privately-held company’s preferred stock or that the Company will realize any other value from these investments. While there is no incremental cost to the Company to continue to hold the warrants, the Company believes that the possibility of a recovery in the value of the shares underlying the warrant is remote. The Company reversed a previously recorded gain of $190,000 as a component of other comprehensive income and recorded an impairment charge of $1.5 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2013.

NOTE 5. FAIR VALUE MEASUREMENTS

The Company records its financial instruments that are accounted for under FASB Accounting Standards Codification (ASC) No. 320-10-25, “Recognition of Investments in Debt and Equity Securities,” at fair value. The determination of fair value is based upon the fair value framework established by FASB ASC No. 820-10-35, “Fair Value Measurements and Disclosures – Subsequent Measurement” (ASC 820-10-35). ASC 820-10-35 provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, in the most advantageous market for such asset or liability. The carrying value of the Company’s financial instruments including cash and cash equivalents and short-term investments approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

The Company’s cash equivalents and short term investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s Level 1 assets consist of money market fund securities. These instruments are generally classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

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

The Company’s Level 3 assets relate to warrants to purchase 5.3 million preferred stock of a privately held company at $0.717 per share (Note 4, Investment in privately-held company C). As of June 30, 2013, the Company concluded that the warrants are impaired, and that such impairment is other than temporary. The Company reversed a previously recorded gain of $190,000 as a component of other comprehensive income and recorded an impairment charge for the full amount of the Company’s initial investment in the warrants in its condensed consolidated statement of operations during the three months ended June 30, 2013.

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

The Company measures certain assets, including its cost method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. Other than as described in Note 5 related to an equity method investment, the Company did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis in any period presented.

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Fair value measurements using			Assets (Liabilities) at fair value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$69,042	$—	$—	$69,042
Municipal securities	—	1,109	—	1,109
Corporate securities	—	625	—	625
Total cash equivalents	$69,042	$1,734	$—	$70,776
Short-term investments:
Certificate of deposits	$—	$10,749	$—	$10,749
Municipal securities	—	34,199	—	34,199
Corporate securities	—	11,281	—	11,281
Total short-term investments	$—	$56,229	$—	$56,229

The cash equivalents in the above table exclude $5.2 million in cash held by the Company in its accounts or with investment fund managers as of June 30, 2013.

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

The cash equivalents in the above table exclude $10.2 million in cash held by the Company in its accounts or with investment fund managers as of December 31, 2012.

The following table presents the changes in the Company’s Level 3 assets and liabilities, which are measured at fair value on a recurring basis, during the six months ended June 30, 2013 and 2012 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	2013	2012
Assets:
Beginning balance at January 1,	$1,690	$—
Adjustment to fair value recorded during the period (Note 5)	(1,690)	—
Ending balance at June 30,	$—	$—

Liabilities:
Beginning balance at January 1,	$—	$(1,304)
Payment of contingent consideration	—	590
Adjustment to fair value of contingent consideration	—	(41)
Ending balance at June 30,	$—	$(755)

There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended June 30, 2013.

NOTE 6. INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets, including those arising from business acquisitions, as of June 30, 2013 (in thousands):

		June 30, 2013
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(645)	$955
Core Technology	5	1,600	(773)	827
System Technology	3	400	(322)	78
Developed Technology	3-5	4,800	(925)	3,875
Customer Relationship	2-5	1,500	(925)	575
Acquisition-related intangible assets		9,900	(3,590)	6,310
Licensed Technology	5	6,137	(709)	5,428
Total intangible assets with finite lives		16,037	(4,299)	11,738

Intangible assets with indefinite lives
Trade Name	indefinite	600	—	600
Total intangible assets with indefinite lives		600	—	600
Total purchased intangible assets		$16,637	$(4,299)	$12,338

During the three months ended June 30, 2013, the Company received full delivery of certain licensed technology. Advances for this technology in the amount of $2.3 million, which had previously been recorded in other assets were reclassified to intangible assets upon the delivery of the final technology and are being amortized over the technology’s estimated useful life of five years.

There were no impairment charges with respect to the acquisition-related intangible assets during the three and six months ended June 30, 2013.

Amortization expense of developed technology is recorded to cost of product revenue. Amortization expense of licensed technology is recorded to research and development. Amortization expense of the remainder of the intangible assets with finite lives is recorded to amortization of acquisition-related intangible assets.

For intangible assets that are subject to amortization, the Company recorded amortization expense on the condensed consolidated statements of operation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of product revenue	$250	$—	$500	$—
Research and development	202	—	403	—
Amortization of acquisition-related intangible assets	230	496	481	992
	$682	$496	$1,384	$992

The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

Year ending December 31,	Amount
2013 (remaining 6 months)	$1,590
2014	3,058
2015	2,997
2016	2,322
2017	1,771
Total	$11,738

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time the Company has been named as a defendant or act as plaintiff in judicial or administrative proceedings related to its business. Moreover, from time to time, the Company receives notices from licensees of its technology and from adopters of the standards for which the Company serves as agent disputing the payment of royalties and sometimes requesting a refund of royalties allegedly overpaid.

The Company intends to defend any matters vigorously.  However, the outcome of any litigation is inherently uncertain. Therefore, there can be no guarantee that the outcome of any such litigation, even litigation where the Company starts out as a plaintiff, may not have a material adverse effect on the Company business.

Legal Settlement

On May 16, 2011, the Company completed its acquisition of SiBEAM, Inc. pursuant to an Agreement and Plan of Merger dated April 13, 2011. The total merger consideration was $25.0 million in cash and stock, $3.0 million of which was held in escrow against potential claims for indemnifiable damages.  In May 2013, the Company received $1.3 million from the escrow agent in full satisfaction of any and all claims by Silicon Image Inc.

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

NOTE 8. STOCK-BASED COMPENSATION

The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employees and non-employee board members. This program includes incentive and non-statutory stock option grants and restricted stock units (RSUs) for employees, market-based RSUs for the executive officers and RSUs for non-employee board members pursuant to which such individuals will receive grants immediately following each annual meeting of stockholders. These awards are granted under the stockholder approved 2008 Equity Incentive Plan. Stock option grants under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. RSU grants generally vest over a one to four-year period. RSU grants to non-employee members of our board vest on the earlier of the first anniversary of the grant date or the date of the Company’s first annual meeting of stockholders following the grant date. These awards are granted under various programs, all of which are approved by the stockholders. In August 2012, the Company granted market-

based RSUs to its officers and vesting of these RSUs are based on the performance of the Company’s common stock price over the vesting period. Additionally, our Employee Stock Purchase Plan (ESPP) allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.

Valuation and Expense Information under Stock-based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock option plans:
Expected life in years	4.0	4.0	4.0	4.0
Expected volatility	60.3%	71.3%	61.3%	70.9%
Risk-free interest rate	0.8%	0.6%	0.7%	0.6%
Expected dividends	None	none	None	none
Weighted average fair value	$2.24	$2.49	$2.26	$2.47
Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	40.1%	68.3%	40.1%	68.3%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividends	None	none	none	none
Weighted average fair value	$1.27	$1.85	$1.27	$1.85

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

Expected Volatility — The volatility is based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life.

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

There were no shares purchased under ESPP program for the three months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, 566,078 and 517,610 shares of common stock, respectively, were purchased under the ESPP program. At June 30, 2013, the Company had $195,000 of total unrecognized compensation expense, net of estimated forfeitures under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a remaining period of approximately 1.5 months.

Stock Option Activity

The following is a summary of activity under the Company’s stock option plans during the six months ended June 30, 2013, excluding RSUs (in thousands, except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
At January 1, 2013	6,434	$5.78
Granted	308	5.10
Forfeitures and cancellations	(466)	8.21
Exercised	(172)	4.45
At June 30, 2013	6,104	$5.60	4.67	$7,164
Vested and expected to vest at June 30, 2013	5,678	$5.65	4.59	$6,618
Exercisable at June 30, 2013	3,322	$6.34	3.87	$3,313

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on June 30, 2013. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2013 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and six months ended June 30, 2013 was $89,000 and $152,000, respectively, and $132,000 and $183,000 for the three and six months ended June 30, 2012, respectively.

At June 30, 2013, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.2 years, was $4.2 million, net of estimated forfeitures.

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

A summary of activity with respect to the Company’s RSUs during the six months ended June 30, 2013 is as follows: (in thousands, except weighted-average grant date fair value per share):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	2,794	$5.36
Granted	370	5.17
Vested	(758)	5.59
Forfeitures and cancellations	(93)	5.45
Outstanding at June 30, 2013	2,313	$5.25

Of the 2,313,101 RSUs outstanding as of June 30, 2013, approximately 1,822,221 units are expected to vest after considering the applicable forfeiture rate.

The aggregate fair value of awards that vested during the three and six months ended June 30, 2013 was $2.3 million and $3.9 million, respectively, which represents the market value of Silicon Image common stock on the date that the RSUs vested. The grant date fair value of awards that vested during the three and six months ended June 30, 2013 was $1.9 million and $4.2 million, respectively. The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

In August 2012, the Company granted 331,500 RSUs with market-based vesting criteria to executives and certain key employees pursuant to 2008 Plan. These market-based awards vest over four years with 25% of the total number of shares vesting on each anniversary of the grant date. Whether or not they vest is determined by a comparison of the price of the Company’s common stock and the price set by the Company, which ranged from $4.52 to $5.39 over the vesting period. The grant-date fair value of these awards was $1.2 million, estimated using a Monte Carlo simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to these awards will be recognized over the vesting period regardless of whether the market conditions are satisfied, provided that the requisite service has been provided. As of June 30, 2013, 304,500 shares of the outstanding restricted stock units were market-based restricted stock units.

At June 30, 2013, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.4 years, was $6.4 million, net of estimated forfeitures.

During the three months ended June 30, 2013 and 2012, the Company repurchased 129,488 and 88,917 shares of stock, respectively, for an aggregate value of $0.7 million and $451,000, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. During the six months ended June 30, 2013 and 2012, the Company repurchased 263,703 and 392,720 shares of stock, respectively, for an aggregate value of $1.3 million and $1.9 million, respectively, The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

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

On November 9, 2012, the Company entered into an accelerated share repurchase (ASR) agreement with Barclays Capital, Inc. (Barclays) to repurchase an aggregate of $30.0 million of its common stock. Pursuant to the ASR agreement, the Company paid $30.0 million in November 2012 and received a total of 5,072,463 shares, 750,000 shares and 300,383  shares of its common stock during the year ended December 31, 2012, the three months ended March 31, 2013 and the three months ended June 30, 2013, respectively, which are recorded as treasury stock in the condensed consolidated  balance sheet. The ASR agreement was fully settled in June 2013 and the average price of shares repurchased under the ASR was $4.90 per share.

In addition to the shares repurchased under the ASR agreement, the Company had repurchased 2,193,372 shares of its common stock from the open market at a total cost of $9.7 million with an average price per share of $4.42 from May 2012 through June 30, 2013.

NOTE 9. PROVISION FOR INCOME TAXES

The Company recorded an income tax expense of $1.9 million and $3.6 million for the three and six months ended June 30, 2013. The effective tax rate for the three and six months ended June 30, 2013 was 30.4% and 49.2%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.

The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at June 30, 2013. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next 12 months positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.

The Company recorded an income tax expense of $3.1 million and $6.1 million for the three and six months ended June 30, 2012. The effective tax rates for the three and six months ended June 30, 2012 were 112.6% and (185.3%), respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital, and state taxes.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued interest and penalties of $34,000 and $67,000 for the three and six months ended June 30, 2013, respectively, and approximately $53,000 and $106,000 for the three and six months ended June 30, 2012, respectively. The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

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

Revenue

Revenue by geographic area based on bill to location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$35,096	$23,646	$64,687	$44,692
Taiwan	11,197	17,804	20,830	29,977
Japan	10,396	10,480	18,647	19,942
Europe	6,453	3,536	11,950	7,511
China	6,447	4,385	11,796	8,313
Korea	3,646	3,608	7,063	7,622
Others	444	379	745	784
Total revenue	$73,679	$63,838	$135,718	$118,841

The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Mobile	$44,607	$29,871	$78,210	$52,127
Consumer Electronics	15,974	15,927	29,641	32,438
Personal Computers	3,100	5,660	6,171	9,917
Total product revenue	63,681	51,458	114,022	94,482
Licensing	9,998	12,380	21,696	24,359
Total revenue	$73,679	$63,838	$135,718	$118,841

The Company’s revenue by customers was as follows (in percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Samsung Electronics	42.5%	30.2%	41.7%	32.1%
Edom Technology	8.1%	14.2%	7.5%	11.8%
Weikeng	7.9%	8.0%	8.0%	7.7%

At June 30, 2013, one customer represented 26.0% of net accounts receivable. At December 31, 2012, one customer represented 24.0% of net accounts receivable. The Company’s top five customers, including distributors, generated 70.5% and 67.4% of the Company’s revenue for three and six months ended June 30, 2013, respectively, and 64.7% and 62.7% of the Company’s revenue for the three and six months ended June 30, 2012.

Property and Equipment

The table below presents the net book value of the property and equipment by their physical location (in thousands):

	June 30, 2013	December 31, 2012
United States	$6,554	$6,519
China	4,685	4,834
Taiwan	1,420	1,586
India	1,317	1,509
Others	255	392
Net book value	$14,231	$14,840

NOTE 11. SUBSEQUENT EVENT

In July 2013, the Company’s Board of Directors authorized a new share repurchase plan as a follow-on to its current plan which currently has $10.3 million remaining for repurchase. At the conclusion of the Company’s existing plan, the Company will commence a new share repurchase plan whereby the Company will be authorized to repurchase its common stock up to an aggregate purchase of $50 million. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions, cash on hand and other factors and may be made under the new share repurchase plan. The authorization for the new share repurchase plan will remain in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The new share repurchase plan does not obligate the Company to acquire any particular amount of shares and purchases under the plan may be commenced or suspended at any time, or from time to time, without prior notice. Further the new share repurchase plan may be modified, extended or terminated by the Board at any time.

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

Our customers are product manufacturers in each of our target markets — mobile, CE, and PC. Because we leverage our technologies across different markets, certain of our products may be incorporated into our customers’ products used in multiple markets. We sell our products to original product manufacturers (OEMs) throughout the world using a direct sales force and through a network of distributors and manufacturer’s representatives. Our revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core/design licensing and royalty and adopter fees from our standards licensing activities. We maintain relationships with the eco-system of companies that make the products that drive digital content creation, distribution and consumption, including major Hollywood studios, service providers, consumer electronics companies and retailers. Through these and other relationships, we have formed a strong understanding of the requirements for distributing and presenting HD digital video and audio in the home and mobile environments. We have also developed a substantial IP base for building the standards and products necessary to promote opportunities for our products.

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

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our largest customer generated 42.5% and 41.7% of our revenues for the three and six months ended June 30, 2013 and 2012, respectively, and 30.2% and 32.1% of our revenues for the three and six months ended June 30, 2012, respectively. In addition, our top five customers, including distributors, generated 70.5% and 67.4% of our revenue for three and six months ended June 30, 2013, respectively, and 64.7% and 62.7% of our revenue for the three and six months ended June 30, 2012, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. Revenue generated through distributors was 32.1% and 31.3% of our total revenue for the three and six months ended June 30, 2013, respectively, and 43.8% and 40.3% of our total revenue for the three and six months ended June 30, 2012, respectively. Our licensing revenue is not generated through distributors, and to the extent licensing revenue increases faster than product revenue, we would expect a decrease in the percentage of our total revenue generated through distributors.

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

Results of Operations

REVENUE

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue
Mobile	$44,607	$29,871	49.3%	$78,210	$52,127	50.0%
Consumer Electronics	15,974	15,927	0.3%	29,641	32,438	-8.6%
Personal Computers	3,100	5,660	-45.2%	6,171	9,917	-37.8%
Total product revenue	63,681	51,458	23.8%	114,022	94,482	20.7%
Percentage of total revenue	86.4%	80.6%		84.0%	79.5%
Licensing revenue	9,998	12,380	-19.2%	21,696	24,359	-10.9%
Percentage of total revenue	13.6%	19.4%		16.0%	20.5%
Total revenue	$73,679	$63,838	15.4%	$135,718	$118,841	14.2%

Product Revenue

The increase in product revenue in the three and six months ended June 30, 2013 as compared to the prior year’s periods was primarily due to increased demand for our mobile products offset in part by lower CE and PC revenue. The increase in our mobile products for the three and six months ended June 30, 2013 when compared to the same periods in 2012 was primarily due to the continued success of our MHL product line. For the three and six months ended June 30, 2013, mobile revenue represented 70.0% and 68.6% of our total product revenue, respectively. We have seen increased shipments of our MHL products quarter after quarter since their introduction in 2011. Our MHL products represent the majority of our mobile revenue. Contributing to this increase in these periods was the continued incorporation of our MHL-enable products in new generations of Samsung’s flagship smartphones and tablets. In addition to Samsung, numerous other devices manufacturers also incorporate our MHL enabled solutions in their products. This continued adoption of our MHL solutions in high and mid-range devices by most of the world’s leading smartphone OEMs is driving a significant increase in mobile revenue. CE revenue was flat for the three months ended June 30, 2013 and decreased for the six months ended June 30, 2013 when compared to the same periods in 2012 primarily as a result of a broad-based market shift to lower-end DTV products that incorporate our HDMI semiconductor products less frequently. We expect products that incorporate both MHL and HDMI to represent a larger portion of our CE revenue going forward. All of our port processor ICs now include support for both HDMI and MHL, and are increasingly being deployed to our CE customers. Our PC revenue continued to decline as we are no longer making any investments in these legacy products.

Licensing Revenue

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The decrease in licensing revenue for the three and six months ended June 30, 2013 when compared to the same periods in 2012 is primarily the result of lower revenue from royalties and audit settlements being closed in these periods as compared to the same periods last year, partially offset by an increase in the HDMI and MHL adopter base due to the continued adoption of the HDMI and MHL standards. Our licensing revenue may fluctuate quarter to quarter as a result of the timing of completion of IP license arrangements and settlement of royalty audits.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$31,023	$25,851	20.0%	$56,821	$48,950	16.1%
Product gross profit	32,658	25,607	27.5%	57,201	45,532	25.6%
Product gross profit margin	51.3%	49.8%		50.2%	48.2%

(1) Includes stock-based compensation expense	$153	$104		$288	$322

Cost of licensing revenue	$162	$182	-11.0%	$429	$307	39.7%
Licensing gross profit	9,836	12,198	-19.4%	$21,267	$24,052	-11.6%
Licensing gross profit margin	98.4%	98.5%		98.0%	98.7%

Total cost of revenue	$31,185	$26,033	19.8%	$57,250	$49,257	16.2%
Total gross profit	42,494	37,805	12.4%	$78,468	$69,584	12.8%
Total gross profit margin	57.7%	59.2%		57.8%	58.6%

Cost of Revenue

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue for the three and six months ended June 30, 2013 increased compared to the same periods in 2012 was primarily due to the growth in revenue volume, such that fixed overhead costs were absorbed by a larger number of manufactured products.

Product Gross Margin

Our product gross margin during the three and six months ended June 30, 2013 increased primarily due to average product cost reductions exceeding average selling price reductions and the mix of our product sales. The decrease in product cost is primarily due to a decrease in production scrap, a decrease in excess and obsolete inventory reserve, better absorption of fixed and semi-variable overheads as a result of increased revenue and lower depreciation expense due to fully depreciated testers. The product mix shifts to higher margin products for the three and six months ended June 30, 2013 compared to the same periods in 2012.

Licensing Gross Margin

Licensing gross margin during the three and six months ended June 30, 2013 was comparable to the licensing gross margin for the same periods in 2012.

OPERATING EXPENSES

Research and Development (R&D)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$20,225	$20,512	-1.4%	$38,783	$42,219	-8.1%
Percentage of total revenue	27.5%	32.1%		28.6%	35.5%

(1) Includes stock-based compensation expense	$827	$742		$1,845	$1,902

R&D expense consists primarily of employee compensation and benefits, including stock-based compensation, fees for independent contractors, cost of software tools used for designing and testing our products and costs associated with prototype materials. R&D expense for the three months ended June 30, 2013 was comparable to the R&D expense for the same period in 2012.

The decrease in R&D expense for the six months ended June 30, 2013 when compared to the same period in 2012 was primarily due to the transition of 75 consultants in India to full time engineers of Silicon Image resulting in lower consultant cost of $4.7 million, partially offset by an increase in bonus expense, recruiting fees, amortization of licensed technology and tape-out expenses of $1.4 million.

Our R&D headcount as of June 30, 2013 was 361 employees as compared to 332 employees as of June 30, 2012 primarily due to the expansion of our R&D capabilities in India.

Selling, General and Administrative (SG&A)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$16,097	$14,196	13.4%	$32,499	$30,333	7.1%
Percentage of total revenue	21.8%	22.2%		23.9%	25.5%

(1) Includes stock-based compensation expense	$1,438	$862		$3,209	$2,772

SG&A expense consists primarily of compensation and benefits, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three months ended June 30, 2013 increased when compared to the same period in 2012 was primarily due to an increase in stock-based compensation expenses of $0.6 million and an increase in bonus, trade show, legal fees and software expenses of $1.0 million.

SG&A expense during the six months ended June 30, 2013 increased when compared to the same period in 2012 primarily due to an increase in stock-based compensation expenses of $0.4 million and an increase in bonus, trade show, legal fees and bad debt expenses of $1.7 million.

Our SG&A headcount as of June 30, 2013 was 213 employees as compared to 194 employees as of June 30, 2012.

Amortization of Acquisition-Related Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$230	$496	-53.6%	$481	$992	-51.5%
Percentage of total revenue	0.3%	0.8%		0.4%	0.8%

The decrease in amortization expense for the three and six months ended June 30, 2013 when compared to the same periods in 2012 was primarily due to the correction of certain errors related to intangible assets that were made in the fourth quarter of 2012. These adjustments reduced the carrying value of intangible assets as of December 31, 2012, and thus resulted in reduced amortization expense in the three and six months ended June 30, 2013.

Proceeds from legal settlement

On May 16, 2011, we completed our acquisition of SiBEAM, Inc. pursuant to an Agreement and Plan of Merger dated April 13, 2011. The total merger consideration was $25.0 million in cash and stock, $3.0 million of which was held in escrow against potential claims for indemnifiable damages.  In May 2013, we received $1.3 million from the escrow agent in full satisfaction of any and all claims by Silicon Image Inc.

Other than temporary impairment of a privately held company investment

As of June 30, 2013, we concluded that our investment in a privately held company was impaired, and that such impairment is other than temporary.  Based on our analysis, we believe that we will not realize any value from this investment. We recorded an impairment charge of $1.5 million in the condensed consolidated statements of operations for the three and six months ended June 30, 2013.

At June 30, 2013 we hold investments in two privately-held companies with a total carrying value of $6.5 million.  Should the financial or operational performance of the investee companies fail to meet current forecasts, it is possible that we will record impairment charges on these investments in the future.

Interest Income and Other, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$500	$245	104.1%	$891	$783	13.8%
Percentage of total revenue	0.7%	0.4%		0.7%	0.7%

The interest and other income for the three and six months ended June 30, 2013 increased as compared to the same periods last year primarily due to realized gain on sale of investments.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense	$1,888	$3,109	-39.3%	$3,630	$6,057	-40.1%
Percentage of total revenue	2.6%	4.9%		2.7%	5.1%

The effective tax rate for the three and six months ended June 30, 2013 was 30.4% and 49.2%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.

The effective tax rates for the three and six months ended June 30, 2012 was 112.6% and (185.3%), respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital, and state taxes.

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

	June 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$75,946	$29,069	$46,877
Short term investments	56,229	78,398	(22,169)
Total cash, cash equivalents and short term investments	$132,175	$107,467	$24,708
Percentage of total assets	54.5%	47.4%
Total current assets	$182,814	$165,617	$17,197
Total current liabilities	(47,443)	(42,815)	(4,628)
Working capital	$135,371	$122,802	$12,569

As of June 30, 2013, $11.9 million of the cash and cash equivalents and short term investments was held by foreign subsidiaries. Local government regulations may restrict our ability to move cash balances from our foreign subsidiaries to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors.

The net increase in current assets at June 30, 2013 as compared to December 31, 2012 was primarily due to $24.7 million increase in total cash and cash equivalents and short-term investments and $4.7 million increase in inventory, partially offset by a $10.4 million decrease in accounts receivable and $1.4 million decrease in prepaid expenses and other assets. The increase in inventory was primarily to meet the anticipated revenue levels for the next quarter. The decrease in accounts receivable was primarily due to improved collections during the quarter as a result of linearity of invoicing during the quarter. The decrease in prepaid expenses and other current assets was primarily due to amortization of prepaid software maintenance.

The net increase in current liabilities at June 30, 2013 as compared to December 31, 2012 was mainly due to $4.5 million increase in accounts payable and $3.1 million increase in deferred margin on sales to distributors, partially offset by $2.3 million decrease in accrued and other current liabilities. The increase in accounts payable was primarily due to increased payables related to our inventory purchases. The increase in deferred margin on sales to distributors was mainly due to increased shipments to our distributors to meet higher demands in the next quarter while the decrease in accrued and other current liabilities was mainly attributable to a decrease in accrued vacation as we changed the personal time-off policy for U.S exempt salaried employees starting on January 1, 2013 and paid off all previously accrued personal time-off to our employees and higher payments to HDMI founders of their share of royalty collections during the period as a result of improved collections from HDMI adopters.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Six Months Ended June 30,
	2013	2012
Cash provided by (used in) operating activities	$26,977	$(778)
Cash provided by (used in) investing activities	18,238	(1,493)
Cash provided by (used in) financing activities	1,895	(3,707)
Effect of exchange rate changes on cash and cash equivalents	(233)	(36)
Net increase (decrease) in cash and cash equivalents	$46,877	$(6,014)

Operating Activities

Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.

During the six months ended June 30, 2013, we generated net income of $3.7 million which included non-cash charges of approximately $10.8 million, primarily related to stock based compensation, depreciation and amortization. Changes in assets and liabilities that generated cash were primarily accounts receivable, prepaid expenses and other current assets, accounts payable and deferred margin on sales to distributors. These increases were offset by changes in operating assets and liabilities that used cash, primarily inventories and accrued and other liabilities.

During the six months ended June 30, 2012, we incurred a net loss of $10.5 million which included non-cash charges of approximately $11.8 million (primarily related to stock based compensation, depreciation and amortization). Changes in assets and liabilities that generated cash were primarily prepaid expenses and other current assets, accounts payable and deferred margin on sales to distributors. These increases were offset by changes in operating assets and liabilities that used cash, primarily accounts receivable, inventories and accrued and other liabilities.

Investing Activities

Cash provided by our investing activities during the six months ended June 30, 2013 was primarily a result of the $21.7 million net proceeds from the sales and maturities of short-term investments and $1.3 million proceeds from an escrow settlement, partially offset by $2.5 million used for capital expenditures, $0.8 million used for strategic business investment and $1.5 million used for purchases of intellectual properties.

Cash used in our investing activities during the six months ended June 30, 2012 was primarily a result of $4.0 million used for capital expenditures, $4.0 million used for strategic business investment and $0.7 million used for advances for intellectual properties, partially offset by $7.2 million net proceeds from the sales and maturities of short-term investments.

We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

Cash generated from our financing activities during the six months ended June 30, 2013 was primarily due to the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $3.1 million and to the excess tax benefits from employee stock-based transactions of approximately $182,000, partially offset by $1.3 million used to repurchase restricted stock units for minimum statutory income tax withholding.

Cash used in financing activities during the six months ended June 30, 2012 was primarily due to $5.1 million used to repurchase our common stock and $1.9 million used to repurchase restricted stock units for minimum statutory income tax withholding, partially offset by the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $2.9 million and to the excess tax benefits from employee stock-based transactions of approximately $472,000.

Contractual Obligations

Our contractual obligations as of June 30, 2013 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$11,876	$1,568	$5,447	$3,938	$923
Contingent payment to acquire additional preferred stock	500	500	—	—	—
	$12,376	$2,068	$5,447	$3,938	$923

On December 21, 2012, we agreed to purchase a 17.7% equity ownership interest in a privately-held company for a total consideration of $3.5 million. We paid $2.5 million in 2012, $0.5 million in the second quarter of 2013 and the remaining $0.5 million is in the form of contingent payment to acquire additional preferred stock in the privately-held Company, over a period of time based on achievement of certain milestones by the privately-held company.

The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section” amounting to approximately $27.9 million as of June 30, 2013 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 12, “Income Taxes,” in our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resource Requirements

Based on our estimated cash flows, we believe our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of June 30, 2013, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.4 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar for activities during the six months ended June 30, 2013 with all other variables held constant would have resulted in a $1.3 million change in the value of our foreign currency cash accounts.

As of June 30, 2013, we did not have any material derivative transactions.

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

Our future growth and success depends on the continued growth in market acceptance and the consumer and customer demand for our mobile technologies and semiconductor products, especially our MHL enabled products. Growth in the demand for our MHL enabled products has accounted for a significant portion of our revenue growth in the past. If we cannot continue to increase consumer awareness of and demand for MHL enabled products, our customers’ demand for our MHL enabled semiconductor products may not continue to grow as rapidly as has been the case and may even decrease. This could have a negative impact on our business and results of operations.

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

—

our ability to accurately predict market trends and requirements, the establishment and adoption of new standards in the market and the evolution of existing standards and connectivity technologies, including enhancements or modifications to existing standards such as HDMI, MHL and WirelessHD;

—

our ability to identify customer and consumer market needs where we can apply our innovation and skills to create new standards or areas for product differentiation that improve our overall competitiveness either in an existing market or in a new market;

—	our ability to develop advanced technologies and capabilities and new products and solutions that satisfy customer and consumer market demands;

—

how quickly our competitors and customers integrate the innovation and functionality of our new products into their semiconductor products, putting pressure on us to continue to develop and introduce innovative products with new features and functionality;

—

our ability to complete and introduce new product designs on a timely basis, while accurately anticipating the market windows for our products and bringing them to market within the required time frames;

—	our ability to manage product life cycles;

—	our ability to transition our product designs to leading-edge foundry processes in response to market demands, while achieving and maintaining of high manufacturing yields and low testing costs;

—	the consumer electronics market’s acceptance of our new technologies, architectures products and other connectivity solutions; and

—	consumers’ shifting preferences for how they purchase and consume HD content, which may not be met by our products.

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

—

the inability to find acquisition opportunities that are suitable to our needs available in the time frame necessary for us to take advantage of market opportunities or available at a price that we can afford;

—	the difficulty and increased costs of integrating the operations and employees of the acquired business, including our possible inability to keep and retain key employees of the acquired business;

—	the disruption to our ongoing business of the acquisition process itself and subsequent integration;

—	the risk of undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;

—	the inability to successfully commercialize acquired products and technologies;

—	the inability to retain the customers and suppliers of the acquired business;

—	the need to take impairment charges or write-downs with respect to acquired assets and technologies; and

—	the risk that the future business potential as projected may not be realized and as a result, we that we may be required to take a charge to earnings that would impact our profitability.

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

Negotiation and integration of acquisitions or strategic investments could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products and sell our products and ultimately could harm our growth or financial results:

—	difficulty in combining the technology, products, operations or workforce of the acquired business with our business;

—	difficulties in entering into new markets in which we have limited or no experience and where competitors have stronger positions;

—	loss of, or impairment of relationships with, any of our key employees, vendors or customers;

—	difficulty in operating in new and potentially disperse locations;

—	disruption of our ongoing businesses or the ongoing business of the company we invest in or acquire;

—	failure to realize the potential financial or strategic benefits of the transaction;

—	difficulty integrating the accounting, management information, human resources and other administrative systems of the acquired business;

—	disruption of or delays in ongoing research and development efforts and release of new products to market;

—	diversion of capital and other resources;

—	assumption of liabilities;

—	issuance of equity securities that may be dilutive to our existing stockholders;

—	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

—	failure of the due diligence processes to identify significant issues with product quality, technology and development, or legal and financial issues, among other things;

—

incurring one-time charges, increased contingent liabilities, adverse tax consequences, depreciation or deferred compensation charges, amortization of intangible assets or impairment of goodwill, which could harm our results of operations; and

—	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings or those of the acquired business.

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

Our annual and quarterly operating results are highly dependent upon and may fluctuate based on how well we manage our business, including without limitation:

—	our ability to manage product introductions and transitions, develop necessary sales and marketing channels and manage our entry into new market segments;

—	our ability to manage sales into multiple markets such as mobile, CE and PC, which may involve additional research and development, marketing or other costs and expenses;

—	our ability to enter into licensing transactions when expected and make timely deliverables and milestones on which recognition of revenue often depends;

—	our ability to develop customer solutions that adhere to industry standards in a timely and cost-effective manner;

—	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;

—	our ability to manage joint ventures and projects, design services and our supply chain partners;

—	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;

—	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;

—	the success of the distribution and partner channels through which we choose to sell our products and our ability to manage expenses and inventory levels;

—

our ability to successfully maintain certain structural and various compliance activities in support of our global structure which is designed to result in certain operational benefits as well as an overall lower tax rate and which, if not maintained, may result in us losing these operational and tax benefits; and

—	Our ability to effectively manage our business.

Our annual and quarterly operating results may fluctuate significantly and are difficult to predict, particularly given adverse domestic and global economic conditions.

Our annual and quarterly operating results are likely to fluctuate significantly in the future based on a number of factors many of which we have little or no control over. These factors include, but are not limited to:

—	the growth, evolution and rate of adoption of industry standards in our key markets, including mobile, CE and PCs;

—

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

—

our licensing revenue has been uneven and unpredictable over time and is expected to continue to be uneven and unpredictable in the future, resulting in considerable fluctuation in the amount of revenue recognized in a particular quarter;

—	the impact on our operating results of the results of the royalty compliance audits which we regularly perform;

—	competitive pressures, such as the ability of our competitors to offer or introduce products that are more cost-effective or that offer greater functionality than our products;

—	average selling prices and gross margins of our products, which are influenced by competition and technological advancements, among other factors;

—	government regulations impacting the industry standards in our key markets or our products;

—	the availability or continued viability of other semiconductors or key components required for a customer solution where we supply one or more of the necessary components;

—	the cost to manufacture our products, including the cost of gold, and prices charged by the third parties who manufacture, assemble and test our products; and

—

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

Our business has in the past and may in the future to be significantly impacted by a deterioration in worldwide economic conditions and any uncertainty in the outlook for the global economy could make it more likely that our actual results will differ materially from expectations.

Global credit and financial markets have experienced disruptions, and may experience disruptions in the future, including national debt and fiscal concerns, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Our mobile and CE product revenue, which comprised approximately 82.2% and 79.5% of total revenue for the three and six months ended June 30, 2013, respectively, as compared to approximately 71.9% and 71.2% of total revenue for the three and six months ended June 30, 2012, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones. Demand for consumer electronics is a function of the health of the economies in the United States, Japan and around the world. As a result, the demand for our mobile, CE and PC products and our operating results have in the past and may in the future be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may in the future have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and we may not be able to diversify our customer and/or distributor base. For the three months ended June 30, 2013, revenue from Samsung Electronics and our distributors Weikeng and Edom Technology accounted for 42.5%, 7.9% and 8.1% of our total revenue, respectively. For the six months ended June 30, 2013, revenue from Samsung Electronics and our distributors Weikeng and Edom Technology accounted for 41.7%, 8.0% and 7.5% of our total revenue, respectively. For the three months ended June 30, 2012, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 30.2%, 14.2% and 8.0% of our total revenue, respectively. For the six months ended June 30, 2012, revenue from Samsung Electronics and our distributors Weikeng and Edom Technology accounted for 32.1%, 11.8% and 7.7% of our total revenue, respectively. In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and/or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

—	one or more of our customers or distributors becomes insolvent or goes out of business;

—	one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or

—	one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

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

Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 32.1% and 31.3% of our total revenue for both the three and six months ended June 30, 2013, respectively. Distributors generated 43.8% and 40.3%% of our total revenue for both the three and six months ended June 30, 2012. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

—	manage a more complex supply chain;

—	monitor the level of inventory of our products at each distributor;

—	estimate the impact of credits, return rights, price protection and unsold inventory at distributors; and

—	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and not publicly traded.

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

In our industry, such conflict minerals are most commonly found in metals. Some of our products use certain metals, such as gold, silicon and copper, as part of the manufacturing process. Although we have not yet determined whether our products contain conflict minerals, if we determine (i) that our products do contain conflict minerals and (ii) that the conflict minerals are not sourced responsibly, it may be difficult to obtain conflict minerals that are sourced responsibly. If we are required to use alternative supplies, the price we pay for such metals may increase. Additionally, our reputation with our customers could be harmed if we cannot certify that our products do not contain conflict metals.

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

The cyclicality of the semiconductor industry may also strain our management and resources. To manage these industry cycles effectively, we must:

—	improve operational and financial systems;

—	train and manage our employee base;

—	successfully integrate operations and employees of businesses we acquire or have acquired;

—	attract, develop, motivate and retain qualified personnel with relevant experience; and

—	adjust spending levels according to prevailing market conditions.

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

We do not own or operate a semiconductor fabrication facility. We rely on one third party semiconductor foundry overseas to produce substantially all of our semiconductor products. We also rely on outside assembly and test services to test all of our semiconductor products. Our reliance on an independent foundry and assembly and test facilities involves a number of significant risks, including, but not limited to:

—	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;

—	lack of guaranteed production capacity or product supply, potentially resulting in higher inventory levels; and

—	lack of availability of, or delayed access to, next-generation or key process technologies.

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

A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and six months ended June 30, 2013, approximately 51.9% of our total revenue, was generated from customers and distributors located outside of North America, primarily in Asia and was 62.6% and 61.9% for the three and six months ended June 30, 2012. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.

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

—	political, social and economic instability;

—

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

—

policies, laws, regulations and social pressures in foreign countries that favor and promote their own local, domestic companies over non-domestic companies, and additional trade and travel restrictions;

—	natural disasters and public health emergencies;

—	nationalization of business and blocking of cash flows;

—	changing raw material, energy and shipping costs;

—	the imposition of governmental controls and restrictions;

—	burdens of complying with a variety of foreign laws;

—	import and export license requirements and restrictions of the United States and each other country in which we operate;

—	unexpected changes in regulatory requirements;

—	foreign technical standards;

—	changes in taxation and tariffs, including potentially adverse tax consequences;

—	difficulties in staffing and managing international operations;

—	fluctuations in currency exchange rates;

—	cultural and language differences;

—	difficulties in collecting receivables from foreign entities or delayed revenue recognition;

—	expense and difficulties in protecting our intellectual property in foreign jurisdictions;

—	exposure to possible litigation or claims in foreign jurisdictions; and

—	potentially adverse tax consequences.

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

Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 27.5% and 28.6% for the three and six months ended June 30, 2013, respectively, and 32.1% and 35.5% for the three and six months ended June 30, 2012, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

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

Our participation in consortiums for the development and promotion of industry standards in our target markets, including the HDMI, MHL and WirelessHD standards, requires us to license some of our intellectual property for free or under specified terms and conditions, which makes it easier for others to compete with us in such markets. In addition, our participation includes our acting as agent for the HDMI and MHL standards requiring us to administer and promote the respective standards. The cost of administering and promoting the standards is covered through the receipt of adopter fees. There is no guarantee that we will continue to act as agent for these standards.

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

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the three and six months ended June 30, 2013, more than 90% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.

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

Any potential intellectual property litigation against us or in which we become involved may be expensive and time-consuming and may divert our resources and the attention of our executives. It could also force us to do one or more of the following:

—	stop selling products or using technology that contains the allegedly infringing intellectual property;

—	attempt to obtain a license to the relevant intellectual property, which license may not be available on reasonable terms or at all; and

—	attempt to redesign products that contain the allegedly infringing intellectual property.

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

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the three and six months ended June 30, 2013 customers and distributors located in Japan generated 14.1% and 13.7% of our total revenue, respectively, and customers and distributors located in Taiwan generated 15.2% and 15.3% of our total revenue, respectively. For the three and six months ended June 30, 2012 customers and distributors located in Japan generated 16.4% and 16.8% of our total revenue, respectively, and customers and distributors located in Taiwan generated 27.9% and 25.2% of our total revenue, respectively.

Taiwan and Japan are susceptible to earthquakes, typhoons and other natural disasters.

Our supply of product and our revenues, gross margins and results of operations generally would be adversely affected if any of the following were to occur:

—	an earthquake or other disaster in the San Francisco Bay area were to damage our facilities or disrupt the supply of water or electricity to our headquarters;

—

an earthquake, typhoon or other natural disaster in Taiwan were to damage the facilities or equipment of TSMC, SPIL, ASE or Amkor or were to result in shortages of water, electricity or transportation, which occurrences would limit the production capacity of our outside foundry and/or the ability of our third party contractors to provide assembly and test services;

—

an earthquake, typhoon or other natural disaster in Taiwan or Japan were to damage the facilities or equipment of our customers or distributors or were to result in shortages of water, electricity or transportation, which occurrences would result in reduced purchases of our products, adversely affecting our revenues, gross margins and results of operations; or

—

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

—	authorizing the issuance of preferred stock without stockholder approval;

—	providing for a classified board of directors with staggered, three-year terms;

—	requiring advance notice of stockholder nominations for the board of directors;

—	providing the board of directors the opportunity to expand the number of directors without notice to stockholders;

—	prohibiting cumulative voting in the election of directors;

—	limiting the persons who may call special meetings of stockholders; and

—	prohibiting stockholder actions by written consent.

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

The stock market has experienced extreme price and volume fluctuations that have affected the market valuation of many technology companies, including Silicon Image. These factors, as well as general economic and political conditions, may materially and adversely affect the market price of our common stock in the future. The market price of our common stock has fluctuated significantly and may continue to fluctuate in response to a number of factors, including, but not limited to:

—	actual or anticipated changes in our operating results;

—	changes in expectations of our future financial performance;

—	changes in market valuations of comparable companies in our markets;

—	changes in market valuations or expectations of future financial performance of our vendors or customers;

—	changes in our key executives and technical personnel; and

—	announcements by us or our competitors of significant technical innovations, design wins, contracts, standards or acquisitions.

Due to these factors, the price of our stock may decline. In addition, the stock market experiences volatility that is often unrelated to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2013 to April 30, 2013	—	$—	—	$15,791,066
May 1, 2013 to May 31, 2013	—	—	—	15,791,066
June 1, 2013 to June 30, 2013	300,383	4.90	300,383	10,349,122
Total	300,383	4.90	300,383

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

Dated: August 7, 2013	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Form	File No.	Exhibit	Filing Date	Filed Herewith
31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.

**

In accordance with Rule 406T of Regulation S-T, these interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.