Form 10-Q
period 2013-09-30
SILICON IMAGE INC
filed 2013-11-07
CIK 1003214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2013
Common Stock, $0.001 par value	77,362,605

SILICON IMAGE, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$79,283	$29,069
Short-term investments	54,801	78,398
Accounts receivable, net of allowances for doubtful accounts of $1,548 at September 30, 2013 and $1,263 at December 31, 2012	41,407	37,936
Inventories	14,001	11,268
Prepaid expenses and other current assets	7,805	8,105
Deferred income taxes	1,039	841
Total current assets	198,336	165,617
Property and equipment, net	14,381	14,840
Deferred income taxes, non-current	4,144	4,144
Intangible assets, net (Note 6)	11,118	11,452
Goodwill	21,646	21,646
Other assets	8,596	9,043
Total assets	$258,221	$226,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,721	$10,690
Accrued and other current liabilities	20,259	19,600
Deferred margin on sales to distributors	10,245	10,340
Deferred license revenue	2,579	2,185
Total current liabilities	51,804	42,815
Other long-term liabilities	16,918	16,827
Total liabilities	68,722	59,642
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 77,660,972 shares at September 30, 2013 and 77,003,599 shares at December 31, 2012	101	99
Additional paid-in capital	534,064	511,522
Treasury stock, 27,001,296 shares at September 30, 2013 and 25,330,124 shares at December 31, 2012	(156,200)	(143,912)
Accumulated deficit	(188,338)	(200,792)
Accumulated other comprehensive income	(128)	183
Total stockholders’ equity	189,499	167,100
Total liabilities and stockholders’ equity	$258,221	$226,742

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Product	$66,337	$62,197	$180,359	$156,679
Licensing	12,974	11,722	34,670	36,081
Total revenue	79,311	73,919	215,029	192,760
Cost of revenue and operating expenses:
Cost of product revenue (1)	33,222	30,760	90,043	79,710
Cost of licensing revenue	185	99	614	406
Research and development (2)	18,424	17,848	57,207	60,067
Selling, general and administrative (3)	16,191	14,834	48,690	45,167
Amortization and impairment of acquisition-related intangible assets	405	496	886	1,488
Restructuring expense	483	73	476	164
Total cost of revenue and operating expenses	68,910	64,110	197,916	187,002
Income from operations	10,401	9,809	17,113	5,758
Proceeds from legal settlement	—	—	1,275	—
Other than temporary impairment of a privately-held company investment	—	(7,467)	(1,500)	(7,467)
Interest income and other, net	168	323	1,059	1,106
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	10,569	2,665	17,947	(603)
Income tax expense	1,488	2,464	5,118	8,521
Equity in net loss of an unconsolidated affiliate	116	609	375	1,803
Net income (loss)	$8,965	$(408)	$12,454	$(10,927)
Net income (loss) per share – basic	$0.12	$(0.00)	$0.16	$(0.13)
Net income (loss) per share – diluted	$0.11	$(0.00)	$0.16	$(0.13)
Weighted average shares – basic	77,530	82,504	77,399	82,647
Weighted average shares – diluted	78,995	82,504	78,783	82,647

(1) Includes stock-based compensation expense	$163	$97	$451	$419
(2) Includes stock-based compensation expense	$879	$812	$2,724	$2,714
(3) Includes stock-based compensation expense	$1,440	$1,124	$4,649	$3,896

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$8,965	$(408)	$12,454	$(10,927)
Components of accumulated other comprehensive income (loss), net of zero tax:
Foreign currency translation adjustments	71	21	102	58
Fair value of effective cash flow hedges	—	36	—	20
Unrealized gains (losses) on available-for-sale securities
Unrealized gain (loss) arising during the period	22	98	(271)	225
Reclassification adjustment for gains included in net income	—	(2)	(142)	(63)
Total unrealized gain (loss) on available-for-sale securities	22	96	(413)	162
Other comprehensive income (loss)	93	153	(311)	240
Comprehensive income (loss)	$9,058	$(255)	$12,143	$(10,687)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$12,454	$(10,927)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	4,699	4,536
Stock-based compensation expense	7,824	7,029
Amortization of investment premium	805	1,574
Tax benefits from employee stock-based transactions	345	524
Amortization and impairment of intangible assets	2,354	1,819
Excess tax benefits from employee stock-based transactions	(345)	(524)
Non-operating proceeds from legal settlement	(1,275)	—
Other than temporary impairment of a privately-held company investment	1,500	7,467
Equity in net loss of unconsolidated affiliate	375	1,803
Others	409	339
Changes in assets and liabilities:
Accounts receivable	(4,126)	(14,559)
Inventories	(2,733)	(8,441)
Prepaid expenses and other assets	(189)	3,545
Accounts payable	8,168	5,062
Accrued and other liabilities	853	558
Deferred margin on sales to distributors	436	2,609
Deferred license revenue	(95)	582
Cash provided by operating activities	31,459	2,996
Cash flows from investing activities:
Proceeds from sales of short-term investments	56,829	67,286
Purchases of short-term investments	(33,770)	(55,367)
Purchases of property and equipment	(4,075)	(6,634)
Proceeds from legal settlement	1,275	—
Investment in privately-held companies	(1,500)	(7,250)
Cash paid for assets purchased from a privately-held company	(300)	—
Purchase of intellectual properties	(1,891)	(915)
Other	103	—
Cash provided by (used in) investing activities	16,671	(2,880)
Cash flows from financing activities:
Proceeds from employee stock program	5,375	4,958
Excess tax benefits from employee stock-based transactions	345	524
Repurchases of restricted stock units for income tax withholding	(1,905)	(2,120)
Repurchases of common stock	(1,383)	(6,401)
Others	(81)	—
Cash provided by(used in) financing activities	2,351	(3,039)
Effect of exchange rate changes on cash and cash equivalents	(267)	(24)
Net increase (decrease) in cash and cash equivalents	50,214	(2,947)
Cash and cash equivalents — beginning of period	29,069	37,125
Cash and cash equivalents — end of period	$79,283	$34,178
Supplemental cash flow information:
Cash payment for income taxes	$(4,681)	$(4,730)
Restricted stock units vested	$5,401	$6,114
Property and equipment and other assets purchased but not paid for	$416	$1,592
Unrealized gain (loss) on available-for-sale securities	$(413)	$162

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) have been prepared on a basis consistent with our December 31, 2012 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of September 30, 2013 and December 31, 2012 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Financial results for the three and nine months ended September 30, 2013 are not necessarily indicative of future financial results.

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

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2013 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Change in Accounting Principle

During the three months ended September 30, 2013, the Company increased its ownership interest in a privately-held company, or investee (Note 4). As a result of the change in ownership interest and after considering the changes in the level of its participation in the management and interaction with the investee, the Company determined that it has the ability to exert significant influence on the investee.  Accordingly, the Company changed its accounting for the investee from the cost method to the equity method and will hence recognize its proportionate share of the investee’s operating results. In accordance with ASC 323 Investments – Equity Method and Joint Ventures, the consolidated financial statements for the prior periods have been retrospectively restated to account for the investment for all periods. The effect of the change only has an impact to the condensed consolidated financial statements for the three months ended March 31, 2013 and June 30, 2013 and did not have any impact to the consolidated financial statements for any periods in 2012.

The Company’s financial statements for the three months ended March 31, 2013 and June 30, 2013 have been retrospectively adjusted by its proportionate share of the investee’ net loss of $123,000 and $136,000, respectively,  to account for the investment in the investee as if the equity method of accounting had been applied for all periods. The adjustment decreased the carrying amount of its equity investment, increased its accumulated deficit, increased its net loss for the three months ended March 31, 2013, decreased its net income for the three months ended June 30, 2013 with no effect on cash flows.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$8,965	$(408)	$12,454	$(10,927)
Denominator:
Weighted average outstanding shares used to compute basic net income (loss) per share	77,530	82,504	77,399	82,647
Effect of dilutive securities	1,465	—	1,384	—
Weighted average outstanding shares used to compute diluted net income (loss) per share	78,995	82,504	78,783	82,647
Net income (loss) per share – basic	$0.12	$(0.00)	$0.16	$(0.13)
Net income (loss) per share – diluted	$0.11	$(0.00)	$0.16	$(0.13)

For the three and nine months ended September 30, 2013, approximately 3.9 million and 4.5 million, respectively, common stock equivalents were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

As a result of the net loss for the three and nine months ended September 30, 2012, approximately 6.6 million and 5.3 million, respectively, weighted common stock equivalents were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 3. BALANCE SHEET COMPONENTS

The components of inventories, prepaid expenses and other current assets, property and equipment and other assets consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Inventories:
Raw materials	$5,347	$4,036
Work in process	3,484	1,874
Finished goods	5,170	5,358
	$14,001	$11,268
Prepaid expenses and other current assets:
Prepaid software maintenance	$3,809	$3,542
Other prepaid expenses	2,153	3,056
Other current assets	1,843	1,507
	$7,805	$8,105
Property and equipment:
Computers and software	$23,849	$22,272
Equipment	38,168	37,735
Furniture and fixtures	2,657	1,535
	64,674	61,542
Less: accumulated depreciation	(50,293)	(46,702)
Total property and equipment, net	$14,381	$14,840
Other assets:
Investment in privately-held companies (Note 4)	$7,124	$6,000
Warrant to purchase preferred stock of a privately-held company (Note 4)	—	1,690
Others	1,472	1,353
	$8,596	$9,043

In the fourth quarter of fiscal 2012, the Company increased its provision for excess and obsolete inventory to reflect the write down of certain unsalable inventory amounting to $6.2 million due to defects in the material used by one of our assembly vendors in the packaging process. In the third quarter of fiscal 2013, the Company entered into an agreement with the vendor whereby the vendor agreed to make a payment in the third and fourth quarter of fiscal 2013 based on the volume of inventory purchased from the vendor. The amount received in the third quarter of fiscal 2013 was approximately $1.0 million. In addition, the agreement included certain rebates for future purchases based on the volume of inventory purchased from the vendor. During the quarter ended September 30, 2013, the Company recognized a reduction in cost of goods sold of approximately $1.0 million related to this agreement.

The components of accrued liabilities and other long-term liabilities were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Accrued and other current liabilities:
Accrued royalties	$6,218	$6,203
Accrued payroll and related expenses	7,463	7,317
Accrued payables	4,666	3,080
Others	1,912	3,000
	$20,259	$19,600
Other long-term liabilities:
Non-current liability for uncertain tax positions	$14,512	$14,410
Others	2,406	2,417
	$16,918	$16,827

NOTE 4. INVESTMENTS

Equity Method Investment In a Privately-Held Company

On December 21, 2012, the Company agreed to purchase a 17.7% preferred stock equity ownership interest in a privately-held company that designs connectivity related software (“investee”) for a total consideration of $3.5 million. Concurrently with the initial $3.5 million equity investment agreement, the Company entered into the following agreements with the investee: (a) a call option agreement whereby the Company can acquire the investee at a purchase price of between $14.0 million and $20.0 million by fiscal 2014 plus earn-out payments of up to $10.75 million to be paid by fiscal 2016 subject to certain conditions; (b) a sales representative agreement; and (c) technology and IP license agreement.  The $3.5 million was paid in various tranches during 2012 and 2013. The Company accounted for this investment under the cost method up to the period ended June 30, 2013 as the Company did not have the ability to exert significant influence over the investee.

In the third quarter of fiscal 2013, the Company increased its ownership interest to 21% by making an additional investment of $0.5 million. This increased the Company’s gross investment in the investee to $4.0 million. As a result of the change in ownership interest and after considering the changes in the level of its participation in the management and interaction with the investee, the Company determined that it has the ability to exert significant influence on the investee. Accordingly, the Company changed its accounting for the investee from the cost method to the equity method and will hence recognize its proportionate share of the investee’s operating results. In accordance with ASC 323 Investments – Equity Method and Joint Ventures, the consolidated financial statements for the prior periods have been retrospectively restated to account for the investment for all periods.  As a result of this change, the Company recognized its proportionate share of the investee’s net loss in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. Through September 30, 2013, the Company has reduced the value of its investment by approximately $375,000, representing of its proportionate share of the privately-held company’s net loss and amortization of intangible assets.

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

Investment in privately-held company B

In October 2012, the Company entered into an asset purchase agreement with a privately-held company for the purchase of certain intangible assets for $1.5 million. The Company may also be required to pay up to an additional $16.5 million of cash consideration if certain revenue levels are achieved and certain financial or operational performance conditions are met, during the two year period starting October 2012. Such additional consideration, if any, would become payable at the end of the measurement period in October 2014. The Company assessed that the likelihood that it would be required to pay the additional cash consideration was remote.

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

As of June 30, 2013, the Company concluded that the investment in this privately-held company was impaired, and that such impairment is other than temporary.  In reaching this conclusion, the Company considered all available evidence, including that (i) the privately-held company had not achieved forecasted revenue or operating results, (ii) the privately-held company had limited liquidity or capital resources as of June 30, 2013, (iii) the privately-held company’s software business has deteriorated and (iv) the privately-held company efforts to raise additional financing have not been successful.  As a result of the Company’s analysis of these factors, the Company believes that the possibility is remote that the Company will exercise its warrants to purchase the privately-held company’s preferred stock or that the Company will realize any other value from these investments. While there is no incremental cost to the Company to continue to hold the warrants, the Company believes that the possibility of a recovery in the value of the shares underlying the warrant is remote. The Company reversed a previously recorded gain of $190,000 as a component of other comprehensive income and recorded an impairment charge of $1.5 million in the condensed consolidated statements of operations for the nine months ended September 30, 2013.

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

The Company’s Level 3 assets relate to warrants to purchase 5.3 million preferred stock of a privately held company at $0.717 per share (Note 4, Investment in privately-held company B). As of June 30, 2013, the Company concluded that the warrants are impaired, and that such impairment is other than temporary. The Company reversed a previously recorded gain of $190,000 as a component of other comprehensive income and recorded an impairment charge for the full amount of the Company’s initial investment in the warrants in its condensed consolidated statement of operations for the nine months ended September 30, 2013.

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

The Company measures certain assets, including its cost method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. Other than as described in Note 4 related to a cost and equity method investment, the Company did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis in any period presented.

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Assets (Liabilities) at fair value
Assets:
Cash equivalents:
Money market funds	$53,384	$—	$—	$53,384
Corporate securities	—	600	—	600
Total cash equivalents	$53,384	$600	$—	$53,984
Short-term investments:
Certificate of deposits	$—	$10,842	$—	$10,842
Municipal securities	—	33,192	—	33,192
Corporate securities	—	10,767	—	10,767
Total short-term investments	$—	$54,801	$—	$54,801
Liabilities:
Contingent considerations in connection with a business acquisition	$—	$—	$(27)	$(27)

The cash equivalents in the above table exclude $25.3 million in cash held by the Company in its accounts or with investment fund managers as of September 30, 2013.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Assets (Liabilities) at fair value
Assets:
Cash equivalents:
Money market funds	$18,878	$—	$—	$18,878
Short-term investments:
Certificate of deposits	$—	$10,525	$—	$10,525
Municipal securities	—	52,513	—	52,513
Corporate securities	—	15,360	—	15,360
Total short-term investments	$—	$78,398	$—	$78,398
Other assets:
Fair value of warrant to purchase preferred stock (Note 4)	$—	$—	$1,690	$1,690
Liabilities:
Contingent considerations in connection with a business acquisition	$—	$—	$(108)	$(108)

The cash equivalents in the above table exclude $10.2 million in cash held by the Company in its accounts or with investment fund managers as of December 31, 2012.

The following table presents the changes in the Company’s Level 3 assets and liabilities, which are measured at fair value on a recurring basis, during the nine months ended September 30, 2013 and 2012 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	2013	2012
Assets:
Beginning balance at January 1,	$1,690	$—
Adjustment to fair value recorded during the period (Note 4)	(1,690)	—
Ending balance at September 30,	$—	$—

Liabilities:
Beginning balance at January 1,	$(108)	$(1,304)
Payment of contingent consideration	81	590
Adjustment to fair value of contingent consideration	—	16
Ending balance at September 30,	$(27)	$(698)

There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended September 30, 2013.

NOTE 6. INTANGIBLE ASSETS

The following table presents the Company’s purchased intangible assets, including those arising from business acquisitions, as of September 30, 2013 (in thousands):

		September 30, 2013
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(711)	$—	$889
Core Technology	5	1,600	(853)	—	747
System Technology	3	400	(356)	—	44
Developed Technology	3-5	4,800	(1,175)	(175)	3,450
Customer Relationship	2-5	1,500	(975)	—	525
Acquisition-related intangible assets		9,900	(4,070)	(175)	5,655

Licensed Technology	5	6,137	(1,024)	(250)	4,863
Total intangible assets with finite lives		16,037	(5,094)	(425)	10,518

Intangible assets with indefinite lives
Trade Name	indefinite	600	—	—	600
Total intangible assets with indefinite lives		600	—	—	600
Total purchased intangible assets		$16,637	$(5,094)	$(425)	$11,118

In the third quarter of fiscal 2013, the Company determined that one of its developed technologies was impaired because the technology is no longer being used. The Company has written-off the unamortized balance of $175,000 in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

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

For intangible assets that are subject to amortization, the Company recorded amortization expense on the condensed consolidated statements of operation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of product revenue	$250	$175	$750	$175
Research and development	315	156	718	156
Amortization of acquisition-related intangible assets	230	496	711	1,488
	$795	$827	$2,179	$1,819

The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

Year ending December 31,	Amount
2013 (remaining 3 months)	$770
2014	2,958
2015	2,947
2016	2,322
2017	1,521
Total	$10,518

NOTE 7. RESTRUCTURING CHARGES

During the quarter ended September 30, 2013, the Company initiated certain restructuring activities intended to improve its operational efficiencies by reducing excess workforce and capacity. The Company records provisions for restructuring expenses when they are probable and estimable. Severance paid under ongoing benefit arrangements is recorded in accordance with ASC 712, Nonretirement Postemployment Benefits Recognition. One-time termination benefits are recorded in accordance with ASC 420, Exit Disposal Cost Obligations Recognition.

For the three and nine months ended September 30, 2013, the Company recorded restructuring expense of approximately $483,000 and $476,000, respectively, which primarily consisted of severance and benefits of terminated employees, offset by the reversal of accrued severance and benefits resulting from a change in estimates of costs incurred for prior restructuring activities.

For the three and nine months ended September 30, 2012, the Company recorded restructuring expense of approximately $73,000 and $164,000, respectively, which primarily consisted of the sublease portion of rent payments on an exited facility, offset by the reversal of accrued severance and benefits resulting from a change in estimates of costs incurred for prior restructuring activities.

The table below summarizes the Company’s restructuring activities for the nine months ended September 30, 2013 (in thousands):

Employee Severance and Benefits
Accrued restructuring balance as of January 1, 2013	7
Additional accruals	483
Reversal	(7)
Cash payments	(216)
Accrued restructuring balance as of September 30, 2013	267

The $267,000 outstanding restructuring liability as of September 30, 2013 consists primarily of employee severance benefits, which are expected to be fully paid by the fourth quarter of fiscal 2013.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time the Company has been named as a defendant or has acted as plaintiff in judicial or administrative proceedings related to its business. Moreover, from time to time, the Company has received notices from licensees of its technology and from adopters of the standards for which the Company serves as agent disputing the payment of royalties and sometimes requesting a refund of royalties allegedly overpaid.

The Company intends to defend any such matters vigorously.  However, the outcome of any litigation is inherently uncertain. Therefore, there can be no guarantee that the outcome of any such litigation, even litigation where the Company starts out as a plaintiff, may not have a material adverse effect on the Company business.

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

NOTE 9. STOCK-BASED COMPENSATION

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

Valuation and Expense Information under Stock-based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee stock option plans:
Expected life in years	4.0	4.0	4.0	4.0
Expected volatility	58.7%	71.0%	59.3%	71.0%
Risk-free interest rate	1.0%	0.5%	1.0%	0.5%
Expected dividends	none	none	none	none
Weighted average fair value	$2.45	$2.22	$2.41	$2.26
Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	31.2%	57.9%	35.8%	63.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividends	none	none	none	none
Weighted average fair value	$1.27	$1.63	$1.27	$1.74

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

For the three months ended September 30, 2013 and 2012, 349,906 and 414,927 shares of common stock, respectively, were purchased under ESPP program. For the nine months ended September 30, 2013 and 2012, 915,984 and 932,537 shares of common stock, respectively, were purchased under the ESPP program. At September 30, 2013, the Company had $0.4 million of total unrecognized compensation expense under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a remaining period of approximately 4.5 months.

Stock Option Activity

The following is a summary of activity under the Company’s stock option plans during the nine months ended September 30, 2013, excluding RSUs (in thousands, except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
At January 1, 2013	6,434	$5.78
Granted	1,076	5.29
Forfeitures and cancellations	(663)	8.21
Exercised	(386)	4.16
At September 30, 2013	6,461	$5.54	4.81	$5,051
Vested and expected to vest at September 30, 2013	5,923	$5.59	4.70	$4,772
Exercisable at September 30, 2013	3,411	$6.14	3.98	$2,718

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on September 30, 2013. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2013 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and nine months ended September 30, 2013 was $350,000 and $502,000, respectively, and $91,000 and $274,000 for the three and nine months ended September 30, 2012, respectively.

At September 30, 2013, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.37 years, was $4.8 million, net of estimated forfeitures.

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

A summary of activity with respect to the Company’s RSUs during the nine months ended September 30, 2013 is as follows: (in thousands, except weighted-average grant date fair value per share):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	2,794	$5.36
Granted	2,030	5.32
Vested	(1,027)	5.28
Forfeitures and cancellations	(167)	5.24
Outstanding at September 30, 2013	3,630	$5.37

Of the 3,630,381 RSUs outstanding as of September 30, 2013, approximately 2,705,578 units are expected to vest after considering the applicable forfeiture rate.

The aggregate fair value of awards that vested during the three and nine months ended September 30, 2013 was $1.5 million and $5.4 million, respectively, which represents the market value of Silicon Image common stock on the date that the RSUs vested. The grant date fair value of awards that vested during the three and nine months ended September 30, 2013 was $1.2 million and $5.4 million, respectively. The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

In August 2012, the Company granted 331,500 RSUs with market-based vesting criteria to executives and certain key employees pursuant to 2008 Plan. These market-based awards vest over four years with 25% of the total number of shares vesting on each anniversary of the grant date. Whether or not they vest is determined by a comparison of the price of the Company’s common stock and the price set by the Company, which ranged from $4.52 to $5.39 over the vesting period. The grant-date fair value of these awards was $1.2 million, estimated using a Monte Carlo simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to these awards will be recognized over the vesting period regardless of whether the market conditions are satisfied, provided that the requisite service has been provided. As of September 30, 2013, 228,375 shares of the outstanding restricted stock units were market-based restricted stock units.

In August and September 2013, the Company granted 875,000 performance-based restricted stock units (PBRSUs) to executives with vesting based on the Company’s GAAP earnings per share over the vesting period of 4.4 years.  Each PBRSU represents the right to receive one share of the Company’s common stock upon the vesting of such PBRSU, and is subject to the terms of the Company’s 2008 Equity Incentive Plan.  Any PBRSUs not vesting on a vesting date due to the Company’s GAAP earnings per share for the fiscal year in question not meeting the target for such fiscal year established by the Compensation Committee shall be forfeited.  The grant date fair value of these awards was $4.7 million. As of September 30, 2013, the Company expects the earnings per share targets to be met and thus all the PBRSUs less estimated forfeitures are expected to vest.

At September 30, 2013, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.57 years, was $11.8 million, net of estimated forfeitures.

During the three months ended September 30, 2013 and 2012, the Company repurchased 101,123 and 43,988 shares of stock, respectively, for an aggregate value of $0.6 million and $205,000, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. During the nine months ended September 30, 2013 and 2012, the Company repurchased 364,826 and 436,708 shares of stock, respectively, for an aggregate value of $1.9 million and $2.1 million, respectively, The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

Stock Repurchase Program

In April 2012, the Company’s Board of Directors authorized a $50 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions, cash on hand and other factors and may be made under a stock repurchase plan. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board at any time. In July 2013, the Company’s Board of Directors authorized a new share repurchase plan as a follow-on to its current plan which had $10.3 million remaining for repurchase. At the conclusion of the Company’s existing plan, the Company will commence a new share repurchase plan whereby the Company will be authorized to repurchase its common stock up to an aggregate purchase of $50 million.

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

The Company repurchased 255,963 shares of its common stock on the open market at a total cost of $1.4 million with an average price per share of $5.40 during the three months ended September 30, 2013. The Company repurchased 1,306,346 shares of its common stock on the open market at a total cost of $6.5 million with an average price per share of $5.0 during the nine months ended September 30, 2013.

NOTE 10. PROVISION FOR INCOME TAXES

The Company recorded an income tax expense of $1.5 million and $5.1 million for the three and nine months ended September 30, 2013. The effective tax rate for the three and nine months ended September 30, 2013 were 14.1% and 28.5%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue. This difference is reduced by the tax benefit of the release of interest reserves due to the close of the statute related to unrecognized tax benefits.

The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at September 30, 2013. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next 12 months positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.

The Company recorded an income tax expense of $2.5 million and $8.5 million for the three and nine months ended September 30, 2012. The effective tax rates for the three and nine months ended September 30, 2012 were 24.3% and 124.1%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital, and state taxes.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued interest and penalties of $3,000 and $70,000 for the three and nine months ended September 30, 2013, respectively, and approximately $56,000 and $162,000 for the three and nine months ended September 30, 2012, respectively. In addition, the Company released $1.0 million of interest related to the unrecognized tax benefits within the provision for income taxes for the three months ended September 30, 2013. The Company conducts business globally and, as a result, the Company and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.

NOTE 11. CUSTOMER AND GEOGRAPHIC INFORMATION

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

Revenue

Revenue by geographic area based on bill to location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$39,406	$33,001	$104,093	$77,693
Taiwan	10,885	16,340	31,715	46,317
Japan	8,532	10,095	27,179	30,037
Europe	7,794	3,658	19,744	11,169
China	7,345	5,531	19,141	13,844
Korea	4,808	4,778	11,871	12,400
Others	541	516	1,286	1,300
Total revenue	$79,311	$73,919	$215,029	$192,760

    The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mobile	$43,938	$38,712	$122,148	$90,839
Consumer Electronics	18,525	18,631	48,166	51,674
Personal Computers	3,874	4,854	10,045	14,166
Total product revenue	66,337	62,197	180,359	156,679
Licensing	12,974	11,722	34,670	36,081
Total revenue	$79,311	$73,919	$215,029	$192,760

Certain prior period amounts have been reclassified for consistency with the current period presentation. This change in classification had no effect on the previously reported condensed consolidated statements of operations for any period. For the three and nine months ended September 30, 2012, the Company has reclassified $0.8 million and $1.4 million of revenue, respectively, from Personal Computers to Consumer Electronics to conform to its current presentation, which has been updated to reflect changes in how the Company views its products.

The Company’s revenue by customers was as follows (in percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Samsung Electronics	45.2%	38.3%	43.0%	34.5%
Weikeng	10.2%	9.6%	8.8%	8.4%
Edom Technology	5.4%	10.7%	6.8%	11.4%

At September 30, 2013, one customer represented 45% of net accounts receivable. At December 31, 2012, one customer represented 24.0% of net accounts receivable. The Company’s top five customers, including distributors, generated 72.1% and 69.0% of the Company’s revenue for three and nine months ended September 30, 2013, respectively, and 68.3% and 65.0% of the Company’s revenue for the three and nine months ended September 30, 2012.

Property and Equipment

The table below presents the net book value of the property and equipment by their physical location (in thousands):

	September 30, 2013	December 31, 2012
United States	$6,773	$6,519
China	4,936	4,834
Taiwan	1,265	1,586
India	1,172	1,509
Others	235	392
Net book value	$14,381	$14,840

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

Concentrations

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue. For instance, our largest customer generated 45.2% and 43.0% of our revenues for the three and nine months ended September 30, 2013, respectively, and 38.3% and 34.5% of our revenues for the three and nine months ended September 30, 2012, respectively. In addition, our top five customers, including distributors, generated 72.1% and 69.0% of our revenue for three and nine months ended September 30, 2013, respectively, and 68.3% and 65.0% of our revenue for the three and nine months ended September 30, 2012, respectively. Additionally, the percentage of revenue generated through distributors tends to be significant, since many OEMs rely upon third party manufacturers or distributors to provide purchasing and inventory management services. Revenue generated through distributors was 29.9% and 30.7% of our total revenue for the three and nine months ended September 30, 2013, respectively, and 40.0% and 40.1% of our total revenue for the three and nine months ended September 30, 2012, respectively. Our licensing revenue is not generated through distributors.

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

Results of Operations

REVENUE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue
Mobile	$43,938	$38,712	13.5%	$122,148	$90,839	34.5%
Consumer Electronics	18,525	18,631	-0.6%	48,166	51,674	-6.8%
Personal Computers	3,874	4,854	-20.2%	10,045	14,166	-29.1%
Total product revenue	66,337	62,197	6.7%	180,359	156,679	15.1%
Percentage of total revenue	83.6%	84.1%		83.9%	81.3%
Licensing revenue	12,974	11,722	10.7%	34,670	36,081	-3.9%
Percentage of total revenue	16.4%	15.9%		16.1%	18.7%
Total revenue	$79,311	$73,919	7.3%	$215,029	$192,760	11.6%

Product Revenue

The increase in product revenue in the three months ended September 30, 2013 as compared to the prior year’s periods was primarily due to increased demand for our mobile and CE products offset in part by lower PC revenue. The increase in product revenue in the nine months ended September 30, 2013 as compared to the prior year’s periods was primarily due to increased demand for our mobile products offset in part by lower CE and PC revenue. The increase in our mobile products for the three and nine months ended September 30, 2013 when compared to the same periods in 2012 was primarily due to the continued success of our MHL product line with the continued adoption and incorporation of our MHL-enabled solutions in high and mid-range devices by most of the world’s leading smartphone OEMs. For the three and nine months ended September 30, 2013, mobile revenue represented 66.2% and 67.7% of our total product revenue, respectively. Our MHL products represent the majority of our mobile revenue. Contributing to this increase in these periods was the continued incorporation of our MHL-enabled products in new generations of Samsung's flagship smartphones and tablets. In addition to Samsung, numerous other devices manufacturers also incorporate our MHL-enabled solutions in their products. CE revenue increased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily as a result of more customers purchasing our wireless ICs and MHL related ICs incorporated into displays. CE revenue decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily as a result of a shift in product-mix from HDMI switch product to lower priced single port MHL bridge ICs. Our PC revenue continued to decline as we are no longer making any investments in these legacy products.

Licensing Revenue

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The increase in licensing revenue for the three months ended September 30, 2013 when compared to the same period in 2012 was primarily due to licensing revenue from patent monetization strategy and higher HDMI and MHL adopter revenues, partially offset by lower revenues from royalties. Licensing revenue decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily as a result of lower revenue from royalties and audit settlements, partially offset by licensing revenue from patent monetization strategy and an increase in the HDMI and MHL adopter base due to the continued adoption of the HDMI and MHL standards. Our licensing revenue may fluctuate quarter to quarter as a result of the timing of completion of IP license arrangements and settlement of royalty audits.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$33,222	$30,760	8.0%	$90,043	$79,710	13.0%
Product gross profit	33,115	31,437	5.3%	90,316	76,969	17.3%
Product gross profit margin	49.9%	50.5%		50.1%	49.1%

(1) Includes stock-based compensation expense	$163	$97		$451	$419

Cost of licensing revenue	$185	$99	86.9%	$614	$406	51.2%
Licensing gross profit	12,789	11,623	10.0%	$34,056	$35,675	-4.5%
Licensing gross profit margin	98.6%	99.2%		98.2%	98.9%

Total cost of revenue	$33,407	$30,859	8.3%	$90,657	$80,116	13.2%
Total gross profit	45,904	43,060	6.6%	$124,372	$112,644	10.4%
Total gross profit margin	57.9%	58.3%		57.8%	58.4%

Cost of Revenue

Cost of revenue consists primarily of costs incurred to manufacture, assemble and test our products, and costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue for the three and nine months ended September 30, 2013 increased compared to the same periods in 2012 was primarily due to the growth in revenue volume, such that fixed overhead costs were absorbed by a larger number of manufactured products.

Product Gross Margin

Our product gross margin during the three months ended September 30, 2013 decreased primarily due to higher operation overhead driven by higher production scrap of $1.0 million and higher amortization of capitalized in-process R&D, employee stock compensation and rent expenses of $184,000. Product gross margin during the nine months ended September 30, 2013 increased primarily due to average product cost reductions exceeding average selling price reductions and the mix of our product sales. The decrease in product cost is primarily due to recovery from a vendor of $1.0 million for previously written-down inventory, better absorption of fixed and semi-variable overheads as a result of increased revenue and lower depreciation expense due to fully depreciated testers. The product mix shifted to higher margin products for the nine months ended September 30, 2013 compared to the same periods in 2012.

Licensing Gross Margin

Licensing gross margin during the three and nine months ended September 30, 2013 was comparable to the licensing gross margin for the same periods in 2012.

OPERATING EXPENSES

Research and Development (R&D)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Research and development (1)	$18,424	$17,848	3.2%	$57,207	$60,067	-4.8%
Percentage of total revenue	23.2%	24.1%		26.6%	31.2%

(1) Includes stock-based compensation expense	$879	$812		$2,724	$2,714

R&D expense consists primarily of employee compensation and benefits, including stock-based compensation, fees for independent contractors, cost of software tools used for designing and testing our products and costs associated with prototype materials. The increase in R&D expense for the three months ended September 30, 2013 when compared to the same period in 2012 was primarily due to an increase in compensation related expenses as a result of an annual merit and headcount increase of $1.2 million partially offset by lower tape-out expenses.

The decrease in R&D expense for the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the transition of 75 consultants in India to full time engineers of Silicon Image resulting in lower consultant cost of $4.7 million, partially offset by an increase in compensation related expenses as a result of annual merit and headcount increase of $1.8 million.

Our R&D headcount as of September 30, 2013 was 356 employees as compared to 337 employees as of September 30, 2012.

Selling, General and Administrative (SG&A)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Selling, general and administrative (1)	$16,191	$14,834	9.1%	$48,690	$45,167	7.8%
Percentage of total revenue	20.4%	20.1%		22.6%	23.4%

(1) Includes stock-based compensation expense	$1,440	$1,124		$4,649	$3,896

SG&A expense consists primarily of compensation and benefits, including stock-based compensation, sales commissions, professional fees, and marketing and promotional expenses. SG&A expense during the three months ended September 30, 2013 increased when compared to the same period in 2012 primarily due to an increase in compensation related expenses as a result of annual merit and headcount increase of $0.9 million, an increase in stock-based compensation expenses of $0.3 million and an increase in bad debt expenses of $0.3 million.

SG&A expense during the nine months ended September 30, 2013 increased when compared to the same period in 2012 primarily due to an increase in compensation related expenses as a result of annual merit and headcount increase of $0.8 million, an increase in stock-based compensation expenses of $0.8 million, an increase in trade show expenses of $0.8 million, an increase in legal fees and bad debt expenses of $0.9 million and an increase in hiring and training fees of $254,000.

Our SG&A headcount as of September 30, 2013 was 214 employees as compared to 197 employees as of September 30, 2012.

Amortization of Acquisition-Related Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of intangible assets	$230	$496	-53.6%	$711	$1,488	-52.2%
Percentage of total revenue	0.3%	0.7%		0.3%	0.8%

The decrease in amortization expense for the three and nine months ended September 30, 2013 when compared to the same periods in 2012 was primarily due to the correction of certain errors related to intangible assets that were made in the fourth quarter of 2012. These adjustments reduced the carrying value of intangible assets as of December 31, 2012, and thus resulted in reduced amortization expense in the three and nine months ended September 30, 2013.

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

Other than temporary impairment of a privately held company investment

As of June 30, 2013, we concluded that our investment in a privately held company was impaired, and that such impairment is other than temporary.  Based on our analysis, we believe that we will not realize any value from this investment. We recorded an impairment charge of $1.5 million in the condensed consolidated statements of operations for the nine months ended September 30, 2013.

At September 30, 2013 we held investments in two privately-held companies with a total carrying value of $7.1 million.  Should the financial or operational performance of the investee companies fail to meet current forecasts, it is possible that we will record impairment charges on these investments in the future.

Interest Income and Other, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$168	$323	-48.0%	$1,059	$1,106	-4.2%
Percentage of total revenue	0.2%	0.4%		0.5%	0.6%

The interest and other income for the three and nine months ended September 30, 2013 decreased as compared to the same periods last year primarily due to lower interest income earned as we invest more in a low-risk investments.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense	$1,488	$2,464	-39.6%	$5,118	$8,521	-39.9%
Percentage of total revenue	1.9%	3.3%		2.4%	4.4%

The effective tax rate for the three and nine months ended September 30, 2013 was 14.1% and 28.5%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue. This difference is reduced by the tax benefit of the release of interest reserves due to the close of the statute related to unrecognized tax benefits.

The effective tax rates for the three and nine months ended September 30, 2012 was 24.3% and 124.1%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign taxes (including foreign withholding taxes), a provision for charges in lieu of income taxes related to employee stock plans where the windfall benefit is charged to tax expense with the benefit to additional paid-in capital, and state taxes.

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

	September 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$79,283	$29,069	$50,214
Short term investments	54,801	78,398	(23,597)
Total cash, cash equivalents and short term investments	$134,084	$107,467	$26,617
Percentage of total assets	51.9%	47.4%
Total current assets	$198,336	$165,617	$32,719
Total current liabilities	(51,804)	(42,815)	(8,989)
Working capital	$146,532	$122,802	$23,730

As of September 30, 2013, $12.7 million of the cash and cash equivalents and short term investments was held by foreign subsidiaries. Local government regulations may restrict our ability to move cash balances from our foreign subsidiaries to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The significant components of our working capital are cash and cash equivalents, short-term investments, accounts receivable, inventories and prepaid expenses and other current assets, reduced by accounts payable, accrued and other current liabilities, deferred license revenue and deferred margin on sales to distributors.

The net increase in current assets at September 30, 2013 as compared to December 31, 2012 was primarily due to $26.6 million increase in total cash and cash equivalents and short-term investments and $2.7 million increase in inventory and $4.1 million increase in accounts receivable. The increase in inventory was primarily to meet the anticipated revenue levels for the next quarter. The increase in accounts receivable was primarily due to revenue growth and timing of invoicing relative to the quarter end over collections during the three months ended September 30, 2013.

The net increase in current liabilities at September 30, 2013 as compared to December 31, 2012 was mainly due to $8.2 million increase in accounts payable. The increase in accounts payable was primarily due to increased payables related to our inventory purchases.

Summary of Cash Flows. The table below summarizes the cash and cash equivalents provided by (used in) in our operating, investing and financing activities (in thousands).

	Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities	$31,459	$2,996
Cash provided by (used in) investing activities	16,671	(2,880)
Cash provided by (used in) financing activities	2,351	(3,039)
Effect of exchange rate changes on cash and cash equivalents	(267)	(24)
Net increase (decrease) in cash and cash equivalents	$50,214	$(2,947)

Operating Activities

Cash provided by operating activities is generated by net income (loss) adjusted for certain non-cash items and changes in assets and liabilities.

During the nine months ended September 30, 2013, we generated net income of $12.5 million which included non-cash charges of approximately $16.7 million, primarily related to stock based compensation, depreciation and amortization. Changes in assets and liabilities that generated cash were primarily accounts payable, offset by changes in operating assets and liabilities that used cash, primarily accounts receivable and inventories.

During the nine months ended September 30, 2012, we incurred a net loss of $10.9 million which included non-cash charges of approximately $24.6 million, primarily related to the impairment of an investment in unconsolidated affiliate, stock based compensation, depreciation and amortization. Changes in assets and liabilities that generated cash were primarily prepaid expenses and other current assets, accounts payable and deferred margin on sales to distributors. These increases were offset by changes in operating assets and liabilities that used cash, primarily accounts receivable and inventories.

Investing Activities

Cash provided by our investing activities during the nine months ended September 30, 2013 was primarily a result of the $23.1 million net proceeds from the sales and maturities of short-term investments and $1.3 million proceeds from an escrow settlement, partially offset by $4.1 million used for capital expenditures, $1.8 million used for strategic business investment and $1.9 million used for purchases of intellectual properties.

Cash used in our investing activities during the nine months ended September 30, 2012 was primarily a result of $6.6 million used for capital expenditures, $7.3 million used for strategic business investment and $0.9 million used for advances for intellectual properties, partially offset by $11.9 million net proceeds from the sales and maturities of short-term investments.

We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

Cash generated from our financing activities during the nine months ended September 30, 2013 was primarily due to the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $5.4 million and to the excess tax benefits from employee stock-based transactions of approximately $345,000, partially offset by $1.9 million used to repurchase restricted stock units for minimum statutory income tax withholding $1.4 million used to repurchase our common stock in the open market.

Cash used in financing activities during the nine months ended September 30, 2012 was primarily due to $6.4 million used to repurchase our common stock and $2.1 million used to repurchase restricted stock units for minimum statutory income tax withholding, partially offset by the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $5.0 million and to the excess tax benefits from employee stock-based transactions of approximately $524,000.

Contractual Obligations

Our contractual obligations as of September 30, 2013 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$11,559	$804	$5,887	$3,945	$923

The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section” amounting to approximately $28.3 million as of September 30, 2013 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 12, “Income Taxes,” in our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resource Requirements

Based on our estimated cash flows, we believe our existing cash and cash equivalents and short-term investments are sufficient to meet our capital and operating requirements for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of September 30, 2013, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.5 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar for activities during the nine months ended September 30, 2013 with all other variables held constant would have resulted in a $2.0 million change in the value of our foreign currency cash accounts.

As of September 30, 2013, we did not have any material derivative transactions.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under Note 8 of Notes to Condensed Consolidated Financial Statements (Unaudited) under Part I Item 1 of this Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” immediately below.

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

Our future growth and success depends on the continued growth in market acceptance and the consumer and customer demand for our mobile technologies and semiconductor products, especially our MHL enabled and wireless products. Growth in the demand for our MHL enabled products has accounted for a significant portion of our revenue growth in the recent past. If we cannot continue to increase consumer awareness of and demand for our MHL enabled and wireless products, our customers’ demand for our products may not continue to grow as rapidly as has been the case and may even decrease. This would have a negative impact on our business and results of operations.

Our future growth and success also depends on our ability to continuously develop and bring to market new and innovative products on a timely basis. There can be no assurance that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our new or future products will incorporate the innovations, features or functionality at the price points necessary to achieve a desired level of market acceptance in the anticipated timeframes. There is no way to make certain that any such new or future products will contribute significantly to our revenue. We face significant competition from startups having the resources, flexibility and ability to innovate faster than we can. We also face competition from established companies with more significant financial resources and greater breadth of product line than we have, providing them with a competitive advantage in the marketplace. If we cannot continue to innovate and to develop and market new products could negatively affect our business and results of operations.

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

•	our ability to manage product life cycles;

•	our ability to transition our product designs to leading-edge foundry processes in response to market demands, while achieving and maintaining of high manufacturing yields and low testing costs;

•	the consumer electronics market’s acceptance of our new technologies, architectures products and other connectivity solutions; and

•	consumers’ shifting preferences for how they purchase and consume content, which may not be met by our products.

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

Global credit and financial markets have experienced disruptions, and may experience disruptions in the future, including national debt and fiscal concerns, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Our mobile and CE product revenue, which comprised approximately 78.8% and 79.2% of total revenue for the three and nine months ended September 30, 2013, respectively, as compared to approximately 77.6% and 73.9% of total revenue for the three and nine months ended September 30, 2012, respectively, is dependent on continued demand for consumer electronics, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones. Demand for consumer electronics is a function of the health of the economies in the United States, Japan and around the world. As a result, the demand for our mobile, CE and PC products and our operating results have in the past and may in the future be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may in the future have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and we may not be able to diversify our customer and/or distributor base. For the three months ended September 30, 2013, revenue from Samsung Electronics and our distributors Weikeng and Edom Technology accounted for 45.2%, 10.2% and 5.4% of our total revenue, respectively. For the nine months ended September 30, 2013, revenue from Samsung Electronics and our distributors Weikeng and Edom Technology accounted for 43.0%, 8.8% and 6.8% of our total revenue, respectively. For the three months ended September 30, 2012, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 38.3%, 10.7% and 9.6% of our total revenue, respectively. For the nine months ended September 30, 2012, revenue from Samsung Electronics and our distributors Edom Technology and Weikeng accounted for 34.5%, 11.4% and 8.4% of our total revenue, respectively. In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and/or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

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

Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 29.9% and 30.7% of our total revenue for both the three and nine months ended September 30, 2013, respectively. Distributors generated 40.0% and 40.1%% of our total revenue for both the three and nine months ended September 30, 2012. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and nine months ended September 30, 2013, approximately 49.8% and 51.1% of our total revenue based on billing location, respectively, was generated from customers and distributors located outside of North America, primarily in Asia and was 54.8% and 59.2% for the three and nine months ended September 30, 2012. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.

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

Our success depends on our investment of a significant amount of resources in research and development. We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 23.2% and 26.6% for the three and nine months ended September 30, 2013, respectively, and 24.1% and 31.2% for the three and nine months ended September 30, 2012, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

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

Our participation in HDMI and MHL includes our acting as agent for these consortiums.  This role requires us to administer and promote the respective standards, the cost of which is offset through the receipt of adopter fees.  There is no guarantee that we will continue to act as agent for either or both of these standards, in which event, the loss of adopter fees may have an adverse effect on our financial results. We also are entitled to receive a portion of the royalties paid by adopters of the HDMI and MHL specifications.  There is no assurance that we will continue to be entitled to receive such royalties in the amounts that we have historically received or at all, in which case, the loss of such royalty revenue in whole or in part may adversely impact our financial results.

Through our wholly-owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI specification and are responsible for promoting and administering the specification. We receive all the adopter fees paid by adopters of the HDMI specification in connection as our role as agent. There can be no assurance that, going forward, we will continue to act as agent of the HDMI specification and/or receive or to continue to oversee the management of all the adopter fees paid by HDMI adopters, in which event our financial results may be adversely impacted.

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

With respect to royalties, after an initial period during which we received all of the royalties paid by HDMI adopters, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification. Following this reallocation, our portion of HDMI royalties was reduced to approximately 62%. In 2010, HDMI founders again reviewed the allocation of HDMI royalties and agreed on an allocation formula that further reduced the portion of HDMI royalties received by us. Currently, we receive between 36% and 40% as our share of the royalty allocation. The HDMI founders have agreed to review the allocation of HDMI royalties every three years, and such a review is currently in process. We cannot provide any assurance regarding the portion of HDMI royalties received by us in the future. Should the level of our royalty allocation be reduced materially, our financial performance could be materially adversely affected.

We currently intend to promote and continue to be involved and actively participate in other standard setting initiatives. For example, through our acquisition of SiBEAM, Inc. in May 2011, we achieved SiBEAM’s prior position as founder and chair of the WirelessHD Consortium. Accordingly, we may likely license additional elements of our intellectual property to others for use in implementing, developing, promoting or adopting standards in our target markets, in certain circumstances at little or no cost. This may make it easier for others to compete with us in such markets. In addition, even if we receive license fees and/or royalties in connection with the licensing of our intellectual property, there can be no assurance that such license fees and/or royalties will compensate us adequately.

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

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the three and nine months ended September 30, 2013, more than 85% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.

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

New Releases of Microsoft Windows ® , Apple Mac OS ® , Apple iOS® and Google Android® operating systems may render our chips inoperable.

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

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the three and nine months ended September 30, 2013 customers and distributors located in Japan generated 10.8% and 12.6% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 13.7% and 14.7% of our total revenue based on billing location, respectively. For the three and nine months ended September 30, 2012 customers and distributors located in Japan generated 13.7% and 15.6% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 22.1% and 24.0% of our total revenue based on billing location, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2013 to July 31, 2013	—	$—	—	$60,349,122
August 1, 2013 to August 31, 2013	94,163	5.36	94,163	59,844,061
September 1, 2013 to September 30, 2013	161,800	5.43	161,800	58,966,221
Total	255,963	5.40	255,963

(1)

In the Quarterly Report of Silicon Image, Inc. on Form 10-Q for the quarter ended March 31, 2012, we announced a board-approved plan authorizing us to repurchase up to $50.0 million of our common stock in the open market or in privately negotiated transactions. The stock repurchase program may be modified, extended or terminated by the Board at any time.

(2)

In the Quarterly Report of Silicon Image, Inc. on Form 10-Q for the quarter ended June 30, 2013, we announced that our Board of Directors  authorized a new share repurchase plan as a follow-on to our current plan. At the conclusion of our existing plan, we will commence a new share repurchase plan whereby we are authorized to repurchase our common stock up to an aggregate purchase of $50 million.

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

Dated: November 6, 2013	Silicon Image, Inc.

/s/ Noland Granberry
Noland Granberry
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01*	Severance Agreement between Noland Granberry and the Registrant dated September 6, 2013					X
31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.