Form 10-K
period 2013-12-31
SILICON IMAGE INC
filed 2014-02-24
CIK 1003214

United States

Securities And Exchange Commission

Washington D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $444,895,763 as of the last business day of Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported on such date.

As of February 7, 2014, there were 77,615,637 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K.

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

Our Company

Silicon Image, Inc. (including our subsidiaries, referred to collectively in this Report as “Silicon Image”, “we”, “our” and “us”) is a leading provider of video, audio and data connectivity solutions for the mobile, consumer electronics (CE), and personal computer (PC) markets. Our go-to-market strategy is to build a coalition of members supporting a core technology that we ultimately formalize as an industry standard.  This process interconnects multiple markets and industries through our development efforts which we monetize through our offerings, which include semiconductors, intellectual property (IP) and related service offerings. Our products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, set-top-boxes, as well as desktop and notebook PCs.

We are recognized for developing technologies and working in cooperation with some of the biggest names in consumer electronics to create industry standards that are at the forefront of emerging trends and innovation. We have driven the creation of industry standards High-Definition Multimedia Interface (HDMI®) and Mobile High-Definition Link (MHL®). HDMI has become the de-facto standard for consumer electronics HD connectivity, with over 3.8 billion HDMI-enabled products on the market today. MHL is a mobile HD connectivity standard with adoption in four of the five top smartphone brands and has an installed base of over 450 million MHL-enabled products worldwide. Through an acquisition, we were essential in the creation of WirelessHD®, a 60GHz wireless video standard, providing cable-like quality connectivity, free from WiFi interference, between any video source and screen.

We believe our active participation as a founder in these standards allows us to be in the forefront of emerging trends and innovations leading to new ideas and enhanced product designs that will ultimately benefit consumers.

Our broad product portfolio also features market-leading innovations above and beyond the standards requirements (“Standards Plus”) such as InstaPort™, InstaPrevue™ and Media Data Tunneling (MDT™), enabling our customers to further distinguish their products in the market place.

We were incorporated in the State of Delaware, USA in June 1999 and are headquartered in Sunnyvale, California, USA. We also have operations and/or sales offices around the world, including in China, India, Japan, South Korea and Taiwan.

Company Strategy

Our primary focus is to continue to expand our presence in the high-growth mobile and CE markets that together are estimated to offer a Total Available Market (TAM) of over two billion units annually by 2015.  We continue to invest in research and development, make strategic investments and opportunistic acquisitions of both businesses and technologies that create new opportunities for us within our existing and new markets.

Connectivity Development

We develop advanced wired and wireless technologies that enable the creation of new markets and use cases by identifying and addressing challenging video and data connectivity problems.  Many of our wired solutions are based on Transition-minimized Differential Signaling (TMDS), a wired technology that was originally developed to address the need to transfer high-definition video from PC to monitor.  TMDS was extended to support audio and High Definition Content Protection (HDCP) for the consumer electronics (CE) market.  Most recently, TMDS has been applied to mobile devices and other consumer electronic devices in the form of MHL – the Mobile High-definition Link.  In each generation the technology has been enhanced to address demands for increased video resolutions and data rates while reducing power consumption and cost and adding additional functionality.

Our current wireless products are based on 60GHz wireless technology that enables the distribution of very high bandwidth video and data, and we continue to develop differentiating technologies to meet emerging needs.

Industry Standards and “Standards Plus” Development

We market our technology by working with industry leaders to develop new standards and offer our technologies for consideration within these standards. The broad adoption of an industry standard can result in the rapid proliferation of our technologies. By seeking input from major product companies such as Sony, Samsung, Nokia, Toshiba, Phillips, Technicolor, Panasonic, Hitachi and others, in the standard creation process we increase the likelihood that major companies will choose to adopt the standard in their product and in doing so, cause the rest of the players in the market to also adopt the standard.

Once the standard is published, any company may choose to create products that implement the standard.  This is good for the eco system and creates competition which drives down prices, increasing proliferation of these standings as well as helping to increase features and functionality.

To differentiate our products, we have taken a “standards-plus” approach to product development.  For example, our integrated circuits (ICs) implement a given standard, but also include unique additional features not available from other manufacturers such as our InstaPort and InstaPrevue technologies.

Monetization

We monetize our technology through the sale of semiconductor devices, licensing of technology cores (referred to as intellectual property licenses), services and patents. Where system level cost pressures demand the integration of semiconductor technology into system-on-a-chip devices, we continue to benefit through the licensing of IP cores which our customers integrate into their ICs. Additionally, we have an extensive portfolio of intellectual property patents and have developed programs that will optimize the utilization and profitability of these valuable assets.

Markets

We currently sell our products primarily into three markets: Mobile, CE and PC. During 2013, our mobile business was the primary growth driver, increasing to approximately 55% of our total revenue, compared to 49% in 2012. The CE and PC markets comprised 40% and 5% of total revenue in 2013, respectively.

Net revenue for the three markets is presented below:

Mobile Market - The mobile or smartphone market is our largest and fastest growing market. According to ABI Research, this market is estimated to be at 1.3 million units worldwide in 2014, growing to 1.5 billion units in 2016. The smartphone has become a sophisticated personal device that encompasses a variety of uses such as game playing, media consumption, personal productivity, and in-vehicle infotainment. As the capability of the smartphone has increased and the potential uses have grown, the requirements for the external communications interface have evolved from PC synchronization to include HD and now 4K video output, data exchange and user interface integration, over a low-pin-count interface. Many smartphones have adopted MHL as a solution to address these needs. The categories of devices to which an MHL-enabled smartphones can connect have grown to include TVs, audio-video (AV) Receivers, LCD monitors, portable displays, projectors, automotive head-units, and adapters/docks. We expect that the increased availability of these devices, coupled with the continued evolution of the MHL standard to address new uses, will lead to growing consumer awareness and on-going adoption of MHL. We offer MHL transmitter and HDMI-MHL bridge products and are the leading supplier of MHL products, with over 360 million ICs shipped for integration into smartphones since 2011.

The tablet market is estimated by ABI Research to be 194 million units worldwide in 2014, growing to 255 million units in 2016. Tablets have historically used HDMI for video output but they are increasingly adopting MHL as the range of MHL-enabled devices to which they can connect increases. A number of MHL-enabled tablets were introduced by tier 1 manufacturers during 2013. We serve this market with HDMI and MHL products, as well as HDMI-MHL bridge products.

We also provide 60GHz WirelessHD connectivity solutions which offer the highest quality wireless video connection to the display and are ideal for gaming and other interactive video applications because of the lower latency they provide. To support the development of a range of WirelessHD-enabled devices, we introduced several WirelessHD module and adapter reference designs and our WirelessHD products are under evaluation at Tier 1 mobile device manufacturers.

The automotive market is increasingly receptive to the integration of personal electronics with in-vehicle infotainment systems. In 2013, MHL-enabled after-market head units were introduced by JVC, Kenwood and Pioneer. We anticipate broader adoption of MHL in factory-installed units starting in 2015. We serve this market with MHL receiver products.

CE Market - Within the CE market, we primarily serve the television and home theater categories. The television market is estimated by DisplaySearch to be 229 million units worldwide in 2014, growing to 249 million units in 2016. We estimate the home theater market (primarily AV Receivers) to be between 8 to 10 million units annually. HDMI is the de-facto worldwide standard for connecting home entertainment devices, with a 100% adoption rate in high-definition televisions, AV Receivers, Blu-Ray players, and service operator set-top boxes.

As MHL adoption in mobile devices such as smart phones and tablets has grown, the market for our DTV and Home Theater solutions that support MHL has also grown. Manufacturers of television and home theater devices have chosen to add MHL support for the connection of mobile devices and Smart TV peripheral devices such as the Roku Streaming Stick. We now provide dual-mode HDMI-MHL receiver and port processor products for DTV and Home Theater customers.

WirelessHD saw continued growth in applications and was adopted for a portable, wireless head mounted display by Sony and a new line of PowerLite Home Cinema 3D 1080p 3LCD projectors by Epson.

4K Ultra HD (also called 4K) televisions were introduced in 2012 and became available to consumers during 2013. The market for 4K displays is expected to grow quickly. The HDMI specification was revised in 2013 to address the carriage of 4K content at higher frame rates. The MHL specification was also revised in 2013 to add 4K support for mobile devices. The availability of 4K content, coupled with the prospect of new in-home viewing options such as live events and early window movie releases, is driving the implementation of the HDCP 2.2 enhanced link protection technology. We believe that our products are well placed to benefit from this technology upgrade cycle.

PC Market - In May 2013, IDC forecasted that the PC market will decline 7.8% in 2013 primarily due to the increased popularity of tablets and mobile devices. Silicon Image’s storage and HDMI Tx products targeted to the PC market will continue to decline due to the general decline in the PC business overall; however, we have seen some increased business in dual mode HDMI-MHL port processors used in PC monitors. Note that these sales are accounted for as part of our CE sales since the same part is often used in both TV and PC monitor designs.

Products

We provide advanced wired and wireless connectivity solutions for the transmission of video and multi-channel audio. Our MHL mobile products provide low pin-count, connector agnostic solutions delivering up to 4K video, audio and data connectivity while enabling the continuous charging of the connected mobile device from the display. Our CE products support resolutions up to 4k and multi-channel audio and are the first dual standard HDMI-MHL devices that provide advanced features such as fast switching and live picture-in-picture video previewing of each connected device, making switching between source devices simple, intuitive and fast. Our 60GHz WirelessHD-compliant solutions provide the closest to a cable-like experience possible without wires, allowing mobile and PC users to interact with a big screen display wirelessly and with no latency.

Mobile

Mobile MHL and HDMI Transmitters. MHL transmitters convert digital video, audio and data into the MHL format. They enable devices, such as smartphones and tablets to connect to televisions, PC monitors, automobile infotainment systems, projectors, audio/video receivers and other devices with MHL inputs, or HDMI inputs via an external MHL-to-HDMI adapter. Our MHL transmitter products are optimized for small size and low power consumption.

The smartphone market is characterized by a limited set of integrated circuit platform suppliers. We work closely with these suppliers to ensure efficient integration of our products. We work with Qualcomm to supply reference designs and development kits using our MHL transmitters. In February 2013, we announced the integration of our MHL transmitter with MDT technology into MediaTek’s Quad-Core smartphone platform. In 2013, we announced seven end-customer design wins based on this reference design. In December 2013, we introduced the industry’s first MHL 3.0 4K Ultra HD transmitter for mobile devices. Our MHL 3.0 transmitter has been designed to work with the latest generation of 4K Ultra HD capable mobile application processors. We also introduced the high-performance MHL 3.0 multimedia switch. This switch is co-located with our MHL 3.0 transmitter and supports switching between an MHL 3.0 port and two USB ports.

MHL-to-HDMI Bridges. Our MHL-to-HDMI bridge products are designed to connect MHL mobile products with existing HDMI-enabled platforms. In January 2013, we announced three turnkey reference platforms designed to reduce time to market for accessories supporting the MHL 2.0 mobile connectivity standard. Built around our MHL 2.0 bridge ICs, these reference designs enable original equipment manufacturers (OEMs) to more quickly develop new accessories such as multimedia audio/video docking stations and adapters that deliver content to HDMI, DVI, and analog VGA monitors and displays. In December 2013, we introduced an MHL 3.0-to-HDMI 2.0 bridge, which enables connecting MHL 3.0 devices to legacy HDMI 1.x and next-generation HDMI 2.0 displays and monitors.

60GHz WirelessHD Transmitters. Our UltraGig™ 6400 60GHz WirelessHD (the “UltraGig 6400”) transmitter product is designed to provide near-zero latency for HD video between mobile devices, such as smartphones and tablets, and a display. The UltraGig 6400 is optimized for size and includes the 60GHz WirelessHD baseband processor, RF, antennas, and an MHL transmitter in a small 10x7mm package. It is also optimized for low power consumption. In January 2013, we introduced a reference design for the UltraGig 6400 transmitter to permit easy integration into mobile devices. In July 2013, we also introduced the GameChanger MHL- and HDMI-to-WirelessHD reference designs for mobile device adapters that use the UltraGig 6400. The UltraGig 6400 transmitter was named a winner of a People’s Choice Stevie® Award for favorite new products in the Consumer Electronics category of The 11th Annual American Business Awards in August.

CE (DTV & Home Theater)

Dual Standard Port Processors. Our dual standard port processors featuring MHL and HDMI functionality are targeted for CE products, such as televisions, AV receivers, sound bars and Home-Theater-in-a-Box devices. Our port processors support the latest versions of the MHL and HDMI specifications and provide the ability to interface to MHL-enabled devices such as smartphones and tablets and other devices such as Smart TV streaming sticks. In addition, our port processors provide a live picture-in-picture video preview of each HDMI / MHL input with our InstaPrevue™ technology. This feature makes televisions and AV receivers easier to use by taking the guesswork out of switching between multiple HDMI sources. Another feature offered by our port processors is InstaPort™ technology, which allows for fast switching between up to six HDMI / MHL inputs. Switching time between various HDMI devices attached to a television is reduced from close to 5 seconds to approximately 1 second. In 2013, we introduced new port processors that support the MHL 2.0 standard. Soundbars, AV receivers, and Home-Theater-in-a-Box systems based on the new port processors automatically detect MHL source devices and output HD video up to 4K UltraHD as well as 8.1 channels of high bit rate audio.

Dual Standard Receivers. Our dual standard receiver products integrate a single input port and are intended for high-definition displays, such as projectors and PC monitors, and AV receivers. Dual standard receivers detect an HDMI or MHL format stream and convert it to digital video and audio. In September 2013, we announced the first 4K Ultra HD MHL 3.0 receiver, which integrates HDCP 2.2 in support of secure premium content transmission. This MHL 3.0 receiver is also compatible with the HDMI 1.4 and HDMI 2.0 specifications.

HDMI Transmitters. Our HDMI transmitter products are designed for products such as Blu-Ray players, high-definition set-top boxes, and AV receivers. HDMI transmitters convert digital video and audio into the HDMI format.

60GHz WirelessHD Transmitters and Receivers. Our WirelessHD transmitter and receiver products are used in WirelessHD receiver adapters, HDMI extenders, home theater projectors and wireless video accessory devices, such as personal video display glasses. In February 2013, we introduced a small form factor integrated circuit that contains a complete WirelessHD 60GHz RF receiver with an on-chip embedded antenna array that is optimized for connections to UltraGig™ 6400-based mobile transmitters.

PC

Legacy SATA, PATA and DVI integrated circuits servicing legacy PC designs, industrial PCs, and digital video recorders for the security industry.  This market of our product portfolio receives no investment at this time as we are no longer making any investments in these legacy products.

Simplay Labs, LLC

We believe Simplay Labs LLC (“Simplay”), our wholly owned subsidiary, has further enhanced our reputation for quality, reliable products and leadership in the CE and mobile markets. The Simplay HD™ interoperability program offers manufacturers one of the most robust and comprehensive testing engagements for device interoperability. Devices that pass Simplay’s Authorized

Testing Centers (ATCs) and enhanced interoperability testing requirements are verified to meet HDMI and MHL technology interface compliance specifications and have also demonstrated interoperability through empirical testing against “peer” devices maintained by Simplay. Simplay has service centers operating in the United States, South Korea and China, providing compliance, interoperability and performance testing. A number of products have used the SimplayHD logo on product packaging, in product literature, and on website promotions.

Simplay also develops and sells test tools to manufacturers to support their efforts to quickly bring high quality and standards compliant products to market. The Simplay test tools include the Simplay Explorer HDMI-CEC test system, Universal Test System (UTS) and protocol analyzer. The Simplay CEC Explorer was the first R&D tool of its kind for CE manufacturers. The Simplay Labs Universal Test System (UTS) is a new generation test system that utilizes an industry standard shelf-based modular slot approach to support many HD standards, interfaces and function within a single chassis. The UTS is the first test system of its kind to offer both HDMI and MHL system test capabilities within a single platform.

Simplay Labs was selected by the WiSA Association as the first ATC in Sunnyvale, CA based on being the leading provider of development tools and interoperability testing services and solutions for the global HD connectivity standards HDMI and MHL. Simplay Labs is set up to test products ranging from receiving devices like wireless speakers and soundbars to transmitting devices like Blu-ray Disc™ players, set-top boxes, HDTVs, AV receivers, gaming consoles, media hubs and other electronic devices.

DVDO

DVDO, Inc. (“DVDO”) is a wholly-owned subsidiary of Silicon Image, Inc. DVDO delivers award-winning video connectivity solutions in the form of finished end products for professional installers and end users. DVDO’s video switchers, wireless adapters and video processors feature advanced technologies to provide professional-quality video from multiple sources across a wide range of displays.

Research and Development

Our research and development efforts continue to focus on innovative technology standards, services and IC products featuring, among other things, higher bandwidth and lower power links, efficient algorithms, architectures and new features. By utilizing our patented technologies and optimized architectures, we believe our semiconductor products can scale with advances in semiconductor manufacturing process technology, simplify system design and provide innovative solutions for our customers.

We have extensive experience in the areas of high-speed interconnect architecture, circuit design, logic design/verification, firmware/software, digital audio/video systems, wireless baseband, and radio frequency (RF) technology and architecture. We have invested and expect that we will continue to invest, significant funds for research and development activities. Our research and development expenses were approximately $77.0 million, $77.4 million and $66.5 million in 2013, 2012 and 2011, respectively.

Manufacturing

Wafer Fabrication

Our semiconductor products are designed using standard complementary metal oxide semiconductor processes, which permit us to use independent wafer foundries for fabrication. We utilize what is known as a fabless manufacturing strategy for all of our products by employing world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy uses the expertise of these suppliers that are certified by the International Standards Organization (ISO) in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, this strategy allows us to avoid the significant costs and risks associated with owning and operating manufacturing operations. Outsourcing our manufacturing also gives us direct and timely access to various advanced process technologies. Our suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus our resources on standard creation, product design, additional quality assurance, marketing and customer support.

We utilize industry-leading suppliers, such as Taiwan Semiconductor Manufacturing Company Limited, to produce our semiconductor wafers. Our in-house engineering staff designs our products with standard cells from foundries or third-party library providers, and provides the designs to foundries for manufacturing. We periodically work with foundries to review pricing, capacity, cycle time and other terms. We also work closely with foundries in order to achieve high manufacturing yields during the wafer fabrication process, which is an important aspect of our cost-reduction efforts. Once our semiconductors have been manufactured, they are packaged and tested. We have developed our own automatic testing program for semiconductors and outsource all of our assembly and testing requirements to other sub-contractors. We then utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., Siliconware Precision Industries Company Ltd. and Amkor Technology to perform assembly, testing and packaging of most of our products.

Our semiconductor products are currently fabricated using 0.35, 0.25, 0.18, 0.13, 0.065, 0.055 and 0.040 micron processes. For our IP customers, we develop IP at all these nodes and additionally at 0.028 nm. For these customers we also use other foundries such as Semiconductor Manufacturing International Corporation, Fujitsu, and others. We continuously evaluate the benefits, primarily the improved performance, costs and feasibility, of migrating our products to smaller geometry process technologies. Because of the cyclical nature of the semiconductor industry, availability capacity can change quickly and significantly. We discuss the risks related to our sole sourcing of the manufacturing of our products in the section titled “Risk Factors” in this report.

Assembly and Test

Our semiconductor products are designed to use low-cost standard packages and to be tested with widely available semiconductor test equipment. We outsource all of our packaging and our test requirements. This enables us to take advantage of economies of scale and supply flexibility and gives us direct and timely access to advanced packaging and test technologies. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled and do not, in general, do wafer level testing. This testing method has not caused us to experience unacceptable failures or yields. For our more recent products in the wireless market, the die sizes are relatively larger and we do perform wafer level testing before assembly. RF testing of our 60 GHz wireless products also requires customized test equipment and fixtures which are challenging to build and maintain in a production test environment. Our operations personnel closely review the process and control and monitor information provided to us by our foundries. To ensure quality, we have established firm guidelines for rejecting wafers that we consider unacceptable. However, lack of testing prior to assembly could have adverse effects if there are significant problems with wafer processing that are not revealed by the closely monitored WAT data. Additionally, for newer products and products for which yield rates have not stabilized, we may conduct bench testing using our personnel and equipment, which is more expensive than fully automated testing.

Quality Assurance

We focus on product quality through all stages of the design and manufacturing process. Our designs are subjected to in depth circuit simulation at temperature, voltage and processing extremes before being fabricated. We also subject pre-production parts to extensive characterization and reliability testing. We also sample early production parts to ensure we are getting the same results as we did during pre-production. We pre-qualify each of our subcontractors through an audit and analysis of the subcontractor’s quality system and manufacturing capability. For our highest volume parts we have an ongoing monitoring process that samples product and subjects it to rigorous testing to determine if there is any weakness or marginality in performance. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing data from our wafer foundries and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yields. Our independent foundries and our assembly and test subcontractors have achieved ISO 9001 certification.

Sales and marketing

Our worldwide sales and marketing strategy is critical to our objective of becoming the leading supplier of high-performance video, audio and data connectivity products. Our sales and marketing teams work closely with each industry’s respective OEMs and original design manufacturers, or ODMs, to define product features, performance, price and the timing of new products. Members of our sales team have a high level of technical expertise, product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist in designing, testing and qualifying designs that incorporate our products. We believe that the depth and quality of our design support greatly improves our time-to-market, maintain a high level of customer satisfaction and foster relationships that encourage customers to use our products through multiple iterations of their products. Our sales strategy for all products is to achieve design wins with key industry companies in order to grow the existing markets in which we participate as well as develop new and emerging markets. Our sales strategy also promotes and accelerates the adoption of industry standards that we support or are developing.

We sell our products using direct sales support and marketing field offices located in North America, Europe, Taiwan, China, Japan, South Korea and India. We also sell our products using an extensive network of distributors located throughout the Americas, Asia and Europe with the additional support of independent Sales Representative companies in the Americas and Europe. Our sales cycle typically begins with the receipt of an initial request from a customer and ends when our customer executes a purchase order for production quantities. The length of our sales cycles varies substantially, typically from four months to nine months, and depends on a number of factors, including the technical capabilities of our customer, the customer’s need for customization and the customer’s qualification process.

Other marketing activities we engage in include public relations, advertising, web-marketing, participation in technical conferences and trade shows, competitive analyses, industry intelligence and other marketing programs. Our Corporate Marketing department provides company information to the press, industry analysts, and the general public on our Internet site and through other media regarding our products, strategies and technology.

Customer Concentration

We focus our sales and marketing efforts on achieving design wins with OEMs of mobile and CE products. A small number of customers and distributors have generated and are expected to continue to generate a significant portion of our total revenue. Our top five customers, which include distributors, generated 67.1%, 64.4% and 61.4%, of our total revenue in 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, total revenue from Samsung Electronics accounted for 40.2% of our total revenue. No other customer generated revenues which account for more than 10% of our total revenue for the year ended December 31, 2013. For the year ended December 31, 2012, total revenue from Samsung Electronics and our distributor Edom Technology accounted for 35.0% and 10.3% of our total revenue, respectively. For the year ended December 31, 2011, total revenue from Samsung Electronics and our distributors Edom Technology and Weikeng Group accounted for 23.4%, 13.8% and 10.2% of our total revenue, respectively.

A significant percentage of our revenue was generated through distributors. Our revenue generated through distributors was 32.2% of our total revenue in 2013, a decrease from 38.4% and 50.1% of our total revenue in 2012 and 2011, respectively. Please refer to the Risk Factors section under item 1A of this report for a discussion of risks associated with the sell-through arrangement with our distributors.

A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. For the years ended December 31, 2013, 2012 and 2011, approximately 52.7%, 57.4% and 67.1% of our total revenue, respectively, was generated from customers and distributors located outside of North America, primarily in Asia.

Backlog

Our sales are primarily made through standard purchase orders for delivery of products. The semiconductor industry is characterized by short lead time orders and quick delivery schedules. In light of industry practice and experience, we believe that only a small portion of our backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant. Given this practice, we do not believe that backlog is a reliable indicator of future revenue levels. In addition, a portion of our revenue is related to inventory pulled by customers from vendor managed inventory locations. As such, this revenue would not be included in the backlog. Our backlog also includes orders from distributors for which revenue is not recognized until the products are sold to end customers.

Seasonality

We are mainly affected by the seasonality and design cycles of our varied customer base which are mainly in the CE and mobile markets. Historically, we have seen stronger revenue in the second half of our fiscal year than in the first half of our fiscal year, primarily due to manufacturers preparing for the major holiday selling season. As we continue to increase our mobile based revenue, we anticipate our seasonality previously seen with a higher CE concentration of products to flatten somewhat due to the mobile design cycles.

Competition

The markets in which we participate are intensely competitive and are characterized by rapid technological change, evolving standards and short product life cycles. Key factors affecting competition in our markets are levels of product integration, compliance with industry standards, time-to-market, cost, product capabilities, system design costs, intellectual property, customer support, quality and reputation. Our ability to remain competitive will depend on how well we are able to anticipate the features and functions that customers will demand and whether we are able to deliver those features in consistent volumes of our products at acceptable levels of quality and at competitive prices.

In general, our current semiconductor competition for HDMI and MHL products includes:

•	Discrete HDMI and MHL products offered by companies such as Analog Devices, Analogix, Parade, Panasonic and Explore.
•	Companies integrating HDMI or MHL functionality into system-on-a-chip (SoCs), such as Broadcom, Qualcomm, Marvell, MStar, and MediaTek.
•	In-house semiconductor solutions designed by large consumer electronics OEMs.

Our products also compete against alternative HD connectivity technologies, such as Mobility DisplayPort (MYDP), DisplayPort, and MiraCast (or Wi-Fi Display). MYDP was released in 2012 and is positioned as an alternative to MHL primarily for mobile phones. MiraCast is a wireless video technology based on existing WiFi standards that is positioned against WirelessHD and

MHL as a wireless alternative to transmit video from a mobile device to a large screen. DisplayPort is primarily found in PCs, but could potentially provide video connectivity between CE devices such as Blu-ray players and HD-TVs as an alternative to HDMI.

WiGig is a 60GHz wireless standard offered as an alternative to wired connectivity and to WirelessHD.

Proprietary technologies such as Apple’s AirPlay and Google’s Chromecast are also positioned against MHL as a means to transmit audio and video from mobile devices to audio video receives, sound bars, and HD-TVs.

Although we believe that we will be able to successfully compete with existing and new competitors, some competitors have longer operating histories, greater name recognition, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sale of their products than we can. Our current or future competitors could develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when our ability to do so may be limited.

Competitors have in the past and may in the future establish financial and strategic relationships among themselves, or other third parties to increase the ability of their products to address the needs of the market.  Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which could harm our business.

Many of our current and potential customers have substantial technological capabilities and financial resources. Some customers have already developed, or in the future may develop, technologies that could compete directly with our products. We may also face competition from suppliers of products based on new or emerging technologies.

Intellectual Property

Our success and future revenue growth depend in large part on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secret laws, contractual provisions and licenses to protect our intellectual property. We are also exploring means to obtain further consideration from our patent portfolio beyond the existing standards-based licensing and defensive use. We enter into confidentiality agreements with our employees, consultants, suppliers and customers and seek to control access to and distribution of, our documentation and other proprietary information. In addition, we often incorporate the intellectual property of other companies into our designs and we have certain obligations with respect to the non-use and non-disclosure of their intellectual property.

As of December 31, 2013, we own more than 460 issued United States and International patents and had 656 United States and International patent applications pending. Our U.S. issued patents have expiration dates which range from 2015 to 2032 subject to our payment of periodic maintenance fees. Our policy is to seek to protect our intellectual property rights throughout the world by filing patent applications in select foreign jurisdictions. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products and technology without authorization, independently develop similar technology or design around our patents. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction. See “Risk Factors” under Item 1A of this report for further discussion of the risks associated with patents and intellectual property.

Employees

As of December 31, 2013, we had a total of 640 full-time employees. None of our employees are represented by a collective bargaining agreement. We have never experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel and our ability to attract and retain additional qualified personnel.

Financial Information About Geographic Areas

Refer to note 12 in our consolidated financial statements included under item 15 for financial information about our geographic areas.

Available Information

Our internet address is www.siliconimage.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as

amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on the investor relation’s section of our website at http://ir.siliconimage.com when such reports are available on the SEC’s website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We are not including the information contained on our website as a part of, or incorporating it by reference into our annual report on Form 10-K.

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

Our success depends on our ability to develop and bring to market innovative new technologies and semiconductor products as well as continued growth in consumer and customer demand for these new technologies and products. We may not be able to develop and bring to market such technologies and products in a timely manner because the process of developing high-performance semiconductor products is complex and costly.

Our future growth and success depends on the continued growth in the market acceptance of and the consumer and customer demand for our mobile technologies and semiconductor products, especially our MHL enabled and wireless mobile products. Sales of our MHL enabled products has accounted for a significant portion of our revenue growth in the recent past. If we cannot continue to increase consumer awareness of and demand for MHL enabled and wireless products, our customers’ demand for our products may not continue to grow as rapidly as has been the case and may even decrease. This would have a negative impact on our business and results of operations.

Our future growth and success also depends on our ability to continuously develop and bring to market new and innovative products on a timely basis, such as our 60Ghz WirelessHD enabled mobile products. There can be no assurance that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our new or future products will incorporate the innovations, features or functionality at the price points necessary to achieve a desired level of market acceptance and/or penetration in the anticipated timeframes. For example, we have not seen the growth in the demand for and revenue from the sale of our 60Ghz WirelessHD enabled mobile products that we anticipated when we undertook development of the product.  There is no way to make certain that any such new or future products will contribute significantly to our revenue in the future. We face significant competition from startups having the resources, flexibility and ability to innovate faster than we can. We also face competition from established companies with more significant financial resources and greater breadth of product line than we have, providing them with a competitive advantage in the marketplace. If we cannot continue to innovate our ability to develop and market new products could negatively affect our business and results of operations.

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

•	our ability to manage product life cycles;
•	our ability to transition our product designs to leading-edge foundry processes in response to market demands, while achieving and maintaining of high manufacturing yields and low testing costs;
•	our ability to create cost efficient designs that can be profitably sold at prices the market can bear;
•	the consumer electronics market’s acceptance and adoption of our new technologies, architectures products and other connectivity solutions; and
•	consumers’ shifting preferences for how they purchase and consume content, which may not be met by our products.

Accomplishing what we need to do to be successful is extremely challenging, time-consuming, and expensive; and there is no assurance that we will succeed. We may experience product development delays from unanticipated engineering complexities, commercial deployment of new connectivity standards changing market or competitive product requirements or specifications, difficulties in overcoming resource constraints, our inability to license third-party technology and other factors. Also other companies, including our competitors and our customers may integrate the innovation and functionality of our products into their own products, thereby reducing demand for our products. If we are not able to develop and introduce new and innovative products and solutions successfully and in a timely manner, our costs could increase or our revenue could decrease, both of which would adversely affect our operating results. Even if we are successful in our product development efforts, it is possible that failures in our commercialization may result in delays or failure in generating revenue from these new products.

In addition, we must work with semiconductor foundries along with current and potential customers to complete new product development and to validate manufacturing methods and processes to support volume production and potential re-work. These steps may involve unanticipated obstacles, which could delay or cancel product introductions and reduce market acceptance of our products. These difficulties and the increasing complexity of our products may result in the increased number of products containing defects or not performing as expected, which would harm our relationships with customers and market acceptance of our new products. There can be no assurance that we will be able to achieve design wins for our new products, that we will be able to complete development of these products when anticipated, or that these products can be manufactured in commercial volumes at acceptable yields, or that any design wins will produce any revenue. Failure to develop and introduce new products successfully and in a timely manner, may adversely affect our results of operations.

We have made acquisitions of companies and intangible assets in the past and expect to continue to make such acquisitions in the future as we look to develop and bring to market new and innovative semiconductor and products and technologies on a timely basis. Acquisitions of companies or intangible assets involve numerous risks and uncertainties.

Our growth depends on the growth of the markets we serve and our ability to enter new markets. We are also dependent on our ability to enhance our existing products and technologies and to introduce new products and technologies for existing and new markets on a timely basis. The acquisition of companies or intangible assets is a strategy we have used in the past and will continue to use to develop new technologies and products that enhance our existing products portfolio and to enter new markets. Negotiation and integration of acquisitions could divert management’s attention and other company resources. Any of the following risks associated with past or future acquisitions or investments could impair our ability to grow our business, develop new products and sell our products and ultimately could harm our growth or financial results:

•

the inability to find acquisition opportunities that are suitable to our needs available in the time frame necessary for us to take advantage of market opportunities or available at a price that we can afford;

•	the difficulty and increased costs of integrating the operations and employees of the acquired business, including our possible inability to keep and retain key employees of the acquired business;
•	the disruption to our ongoing business of the acquisition process itself and subsequent integration;
•	the risk of undisclosed liabilities of the acquired businesses and potential legal disputes with founders or stockholders of acquired companies;
•	the inability to successfully commercialize acquired products and technologies;
•	the inability to retain the customers and suppliers of the acquired business;

•	difficulty in operating in new and potentially disperse locations;
•	assumptions of liabilities;
•	issuance of equity securities that may be dilutive to our existing stockholders;
•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;
•	failure of the due diligence processes to identify significant issues with product quality, technology and development, or legal and financial issues, among other things;
•

incurring one-time charges, increased contingent liabilities, adverse tax consequences, depreciation or deferred compensation charges, amortization of intangible assets or impairment of goodwill, which could harm our results of operations;

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings or those of the acquired business;
•	the need to take impairment charges or write-downs with respect to acquired assets and technologies; and
•	the risk that the future business potential as projected may not be realized and as a result, we that we may be required to take a charge to earnings that would impact our profitability.

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

Our success depends on our ability to enter new markets and diversify our product portfolio, and our inability to do so successfully could adversely affect our business.

In order for the Company to grow, we must expand in the markets we currently serve and enter into new markets.   To do so, we will need to develop and introduce new products in a timely and cost effective manner to appeal to these markets.  We sell products in markets that are characterized by rapid technological change, evolving industry standards, frequent new product introductions, short product life cycles and increasing demand for higher levels of integration and smaller process geometries, all of which present significant challenges. In addition, the development of new semiconductor products is highly complex, and due to supply chain cross-dependencies and other issues, we may experience delays in completing the development, production and introduction of our new products.  In addition, entering into new markets and expanding the markets we serve can raise significant additional challenges for the Company, including the following:

•	we will be required to develop new products for these markets;
•	we may need to expand our current sales force and cultivate new relationships with customers;
•	we may need to adopt new business models, business processes and systems;
•	the cultural obstacles we encounter in the markets we enter may be difficult to overcome;
•	we will likely face new competitors, many with more significant resources;
•	we may face additional governmental regulation; and
•	there may be differing rates of profitability and growth in the new markets we enter and new products we develop.

Our annual and quarterly operating results are highly dependent upon how well we manage our business.

Our annual and quarterly operating results are highly dependent upon and may fluctuate based on how well we manage our business, including without limitation:

•	our ability to manage product introductions and transitions, develop necessary sales and marketing channels and manage our entry into new market;
•	our ability to attract and retain engineering, marketing and sales personnel specialized in hardware and software development and sales within our markets;
•	our ability to manage sales into multiple markets such as mobile, CE and PC, which may involve additional research and development, marketing or other costs and expenses;
•	our ability to enter into licensing transactions when expected and make timely deliverables and milestones on which recognition of revenue often depends;
•	our ability to develop customer solutions that adhere to industry standards in a timely and cost-effective manner;
•	our ability to achieve acceptable manufacturing yields and develop automated test programs within a reasonable time frame for our new products;
•	our ability to manage joint ventures and projects, design services and our supply chain partners;
•	our ability to monitor the activities of our licensees to ensure compliance with license restrictions and remittance of royalties;
•	our ability to structure our organization to enable achievement of our operating objectives and to meet the needs of our customers and markets;
•	the success of the distribution and partner channels through which we choose to sell our products and our ability to manage expenses and inventory levels;
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

Our annual and quarterly operating results are likely to fluctuate significantly in the future based on a number of factors over many of which we have little or no control over. These factors include, but are not limited to:

•	the growth, evolution and rate of adoption of industry standards in the markets we serve, including but not limited to mobile, CE and PCs;
•

the completion of a few key licensing transactions in any given period on which our anticipated licensing revenue and profits are highly dependent, and the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected;

•	our licensing revenue, which has been uneven and unpredictable over time and is expected to continue to be uneven and unpredictable in the future;
•	the impact on our operating results of royalty compliance audits which we regularly perform;
•	competitive pressures, such as the ability of our competitors to offer or introduce products that are more cost-effective or that offer greater functionality than our products;
•	average selling prices and gross margins of our products, which are influenced by competition and technological advancements, among other factors;
•	government regulations impacting the industry standards in our key markets or our products;
•	the availability or continued viability of other semiconductors or key components required for a customer solution where we supply one or more of the necessary components;

•	the cost to manufacture our products, including the cost of gold, and prices charged by the third parties who manufacture, assemble and test our products;
•	negative yield impacts due to manufacturing or engineering flaws; and
•

fluctuations in market demand, one-time sales opportunities and sales goals, which sometimes result in heightened sales efforts during a given period that may adversely affect our sales in future periods.

Because we have little or no control over many of these factors and/or their magnitude, our operating results are difficult to predict and the outcome of any of these factors, including any substantial adverse change in any of these factors could negatively affect our business and results of operations including our annual and quarterly operating results.

Our business has in the past and may in the future be significantly impacted by deterioration in worldwide economic conditions and any uncertainty in the outlook for the global economy could make it more likely that our actual results will differ materially from expectations.

Global credit and financial markets have experienced in the past and may experience in the future certain disruptions, including national debt and fiscal concerns, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Our mobile and CE product revenue, which comprised approximately 77.5%, 73.5% and 69.5% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively, is dependent on continued demand for consumer electronics devices, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones. Demand for consumer electronics devices is a function of the health of the economies in the United States, Japan and around the world. As a result, the demand for our mobile, CE and PC products and our operating results have in the past and may in the future be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may in the future have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

The licensing component of our business strategy increases our business risk and market volatility.

Our business strategy includes licensing our IP to companies that incorporate it into their respective technologies that address markets in which we do not directly participate or compete. We also license our IP into markets where we do participate and compete. There can be no assurance that these customers will continue to be interested in licensing our technology on commercially favorable terms or at all. Our licensing revenue can be impacted by the introduction of new technologies by customers in place of the technologies used by them based on our IP. There also can be no assurance that our licensing customers will introduce and sell products incorporating our technology, will accurately report royalties owed to us, will pay agreed upon royalties, will honor agreed upon market restrictions, will not infringe upon or misappropriate our intellectual property or will maintain the confidentiality of our proprietary information. Our IP licensing agreements are complex and depend upon many factors including completion of milestones, allocation of values to delivered items and customer acceptances. Many of these require significant judgments.

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

The markets in which we operate are intensely competitive and characterized by rapid technological change, evolving standards, short product life cycles and declining selling prices. We expect competition to increase, as industry standards become more widely adopted, new industry standards are introduced, competitors reduce prices and offer products with greater levels of integration, new competitors enter the markets we serve and as we enter new markets.

Our products face competition from companies selling similar discrete products and to companies selling products such as chipsets and system-on-a-chip (SoC) solutions with integrated functionality. Our competitors include semiconductor companies that focus on the mobile, CE and PC markets, as well as major diversified semiconductor companies. In addition, we expect that new competitors will enter our markets.

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

Our continued success selling MHL ICs into the mobile phone market may ultimately be dependent on the number of end users who actually use the functionality provided by our IC.

Currently our smart phone customers implement a “mirroring” use case with our MHL ICs.  That is, they mirror whatever is displayed on the hand set and on the TV such that both the hand set and TV display the same video image.  If it is decided that this use case is no longer required as part of the base functionality of a mobile devices due to low end user usage or other reason, our customers may choose to remove our MHL IC from their design to reduce their system cost.

We and our customers depend on the availability of certain functions and capabilities within mobile and PC operating systems over which we may have no control.  New releases of these operating systems may render our chips inoperable. New releases of these operating systems may require significant engineering effort to create new device driver software.

Our mobile business operates within a market that is dominated by a few key OEMs (Samsung, Apple, Sony). These key players can be a significant driver to the growth of our business or could prevent our growth through deliberate or non-deliberate action.  Today, Samsung and Sony are key customers and our MHL technology is well positioned within their products; however, we do not have a presence in the iOS or Windows eco-systems nor in all Android devices.  Our success and ability to grow is dependent upon our ability to continue to be successful within the Android eco-system and/or gain significant traction within the iOS eco-system and/or Windows eco-system.  Failure to maintain and grow our traction in these key eco-systems could materially affect IC unit volumes.

Further, many of our ICs depend on certain functionality being available in the device operating system, typically Android, Linux, Windows or iOS.  Certain operating system primitives are needed to support video output (or in the case of legacy ICs, access to the storage subsystem). We have no control over these operating systems or the companies that produce them. Updates to these operating systems that, for example, change the way video is output or remove the ability to output video could materially affect sales of MHL and HDMI ICs.

Android, Windows and iOS are managed and controlled by Google, Microsoft and Apple respectively.  Each of these companies is substantially larger than Silicon Image and it is unlikely that we could influence any internal decision they make to limit video output or make any other change that has a negative impact on our ICs and their function.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and we may not be able to diversify our customer and/or distributor base. For the year ended December 31, 2013, total revenue from Samsung Electronics accounted for 40.2% of our total revenue. No other customer generated revenues for more than 10% of our total revenue for the year ended December 31, 2013. For the year ended December 31, 2012, total revenue from Samsung Electronics and our distributor Edom Technology accounted for 35.0% and 10.3% of our total revenue, respectively. For the year ended December 31, 2011, total revenue from Samsung Electronics and our distributors Edom Technology and Weikeng Group accounted for 23.4%, 13.8% and 10.2% of our total revenue, respectively. In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and/or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

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

A single large customer may be in a position to demand certain functionality, pricing or timing requirements that we would otherwise devote to normal business activities.  If this were to happen, it is possible that delays in our normal development schedules could occur, causing our products to miss market windows, thus greatly reducing the total number of units sold of a particular product.

The products we develop are complex and require significant planning and resources.  The nature of the consumer electronics market is that new products are introduced early in the year, often at the Consumer Electronics Show (CES) in January, or Mobile World Congress (MWC) in late February or early March.  In order to meet these show deadlines our customers must complete their product development by year end which usually means that they require us to ship sample parts in the early spring.  If we cannot ship sample parts in early spring, customers may be forced to remove the feature provided by our part, use a competitor’s part, or use an alternate technology in order to meet their timelines.

We plan our product development with these market windows in mind.  If we receive requests to deploy resources on a specific problem for a specific customer, it is possible that delays would be injected into the normal development path which would cause us to miss sample deadlines.

Our customers may be forced to halt production of their products due to supply shortages of devices not provided by Silicon Image.  This production line halt would reduce the number of our parts that we deliver to the customer.

Our products are but one component used in our customer’s larger consumer electronic product. Our customer’s products depend on many parts supplied from multiple vendors (of which we are only one). Supply shortages of any of several components used in a TV, for example, might cause our customer’s TV production line to stop until the supply shortage can be resolved.  During this time, customers would not require our parts and thus we would see a reduction in volume.  We have no control over our customer’s design choices or over other supplier’s ability to produce their product.

We sell our products through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business.

Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 32.2%, 38.4% and 50.1% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

The Securities and Exchange Commission requires disclosure by reporting companies of certain minerals, so called “conflict minerals”, sourced from the Democratic Republic of Congo and adjoining countries for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured. These regulations also require a reporting company to disclose efforts to prevent the use of such minerals.

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

We depend on third-party sub-contractors to manufacture, assemble and test nearly all of our semiconductor products, which reduce our control over the production process.

We do not own or operate a semiconductor fabrication facility. Instead, we rely on one third-party semiconductor foundry overseas to produce substantially all of our semiconductor products. We also rely on third-party assembly and test services to test all of our semiconductor products. Our reliance on an independent foundry and assembly and test facilities involves a number of significant risks, including, but not limited to:

•	reduced control over delivery schedules, quality assurance, manufacturing yields and production costs;
•	lack of guaranteed production capacity or product supply, potentially resulting in higher inventory levels; and
•	lack of availability of, or delayed access to, next-generation or key process technologies.

We do not have a long-term supply agreement with our third-party semiconductor foundry or many of our other subcontractors and instead obtain these services on a purchase order basis. Our outside sub-contractors have no obligation to manufacture our products or supply products to us for any specific period of time, in any specific quantity or at any specific price, except as set forth in a particular purchase order or multi month quote. Our requirements represent a small portion of the total production capacity of our outside foundry, assembly and test facilities and our sub-contractors may reallocate capacity on short notice to other customers who may be larger and better financed than we are, or who have long-term agreements with our sub-contractors, even during periods of high demand for our products. We may elect to have our suppliers move or expand production of our products to different facilities under their control, even in different locations, which may be time consuming, costly and difficult, have an adverse effect on quality, yields and costs and require us and/or our customers to re-qualify our products, which could open up design wins to competition and result in the loss of design wins. If our subcontractors are unable or unwilling to continue manufacturing, assembling or testing our products in the required volumes, at acceptable quality, yields and costs and in a timely manner, our business will be substantially harmed. In this event, we would have to identify and qualify substitute sub-contractors, which would be time-consuming, costly and difficult; and we cannot guarantee that we would be able to identify and qualify such substitute sub-contractors on a timely basis or obtain commercially reasonable terms from them. This qualification process may also require significant effort by our customers and may lead to re-qualification of parts, opening up design wins to competition and loss of design wins. Any of these circumstances could substantially harm our business. In addition, if competition for foundry, assembly and test capacity increases, our product costs may increase and we may be required to pay significant amounts or make significant purchase commitments to secure access to production services.

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

A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the years ended December 31, 2013, 2012 and 2011, approximately 52.7%, 57.4% and 67.1% of our total revenue respectively, was generated from customers and distributors located outside of North America, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.

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

Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 27.9%, 30.7% and 30.1% for the year ended December 2013, 2012 and 2011, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.

In addition, if we are required to invest significantly greater resources than anticipated in our research and development efforts because of changes in our competitive landscape or our entry into new markets, our operating expenses would increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without a corresponding increase in revenue, our operating results could decline. Research and development expenses are likely to fluctuate from time to time to the extent we make periodic incremental investments in research and development and these investments may be independent of our level of revenue which could negatively impact our financial results. In order to remain competitive, we anticipate that we will continue to devote substantial resources to research and development, and we expect these expenses to increase in absolute dollars in the foreseeable future due to the increased complexity and the greater number of products under development.

The success of our business depends upon our ability to adequately protect our intellectual property.

We rely on a combination of patent, copyright, trademark, mask work and trade secret laws, as well as nondisclosure agreements and other methods, to protect our confidential and proprietary technologies and information. Our success depends on our ability to adequately protect such intellectual property. With respect to our patents, we have been issued patents and have a number of pending patent applications. However, we cannot assume that any pending patents applications will be issued or, if issued, that any claims allowed will protect our technology. Recent and proposed changes to U.S. patent laws and rules may also affect our ability to protect and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act, which took effect March 16, 2013, includes a number of changes to U.S. patent law, including the manner in which U.S. patents are issued and the way in which issued U.S. patents are challenged. The long-term impact of these changes are unknown, but this law could cause a certain degree of uncertainty surrounding the enforcement and defense of our issued patents, as well as greater costs concerning new and existing patent applications. In addition, we do not file patent applications on a worldwide basis, meaning we do not have patent protection in some jurisdictions. Furthermore, it is possible that our existing or future patents may be challenged, invalidated or circumvented.

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

A material change in the agreements governing encryption keys we use could place additional restrictions on us, our distributors or contract manufacturers from shipping parts or significantly increase the cost to track parts throughout the distribution chain.

Many of the components in our products contain encryption keys used in connection with High Definition Content Protection (HDCP).  The regulation and distribution of these encryption keys are controlled through license agreements with DCP, a wholly owned subsidiary of Intel.  These license agreements have been modified by DCP from time to time, and such changes could impact us, our distributors and our customers. A key element of both HDMI and MHL is the ability to implement link protection for High Definition, and more recently, 4K UltraHD content.  This HDCP link protection has been approved by major content providers for use with HD and UltraHD content.   We implement various aspects of the HDCP link protection within many of the parts that we sell.  We also, for the benefit of our customers, include the necessary HDCP encryption keys in parts that we ship to customers.  These encryption keys are provided to us from DCP.  We have a specific process for tracking and handling these encryption keys.  In the event that DCP changes any of the tracking or handling requirements associated with HDCP encryption keys it could cause us to change our manufacturing and distribution processes and could have a material impact on our manufacturing and distribution costs. In the event we cannot satisfy new requirements for the handling and tracking of encryption keys, then we may have to cease shipping or manufacturing certain products.

Failures of our privacy and security procedures could cause damage to our reputation and harm our business.

Our business interactions with customers and suppliers expose us to certain confidential information of such parties.  Although we have systems in place to protect this information, including proven applications designed for data security, failures in these procedures, policies and systems could expose this sensitive information, thereby having a material adverse impact on our reputation as well as our business position and results of operations. If we are unable to protect this information, or if our customers and suppliers lack the confidence in our ability to protect their privacy, our growth could be materially adversely affected.  A breach of our privacy and security procedures could impact us in the following ways:

•	causing our customers and suppliers to lack confidence in their working relationships with us;
•	harming our reputation with customers, suppliers and end-consumers;
•	exposing us to additional financial liability;
•	causing greater scrutiny of our business by governmental authorities; and
•	increasing operating costs to correct damage caused by the breach.

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

With respect to royalties, after an initial period during which we received all of the royalties paid by HDMI adopters, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification. Following this reallocation, our portion of HDMI royalties was reduced to approximately 62%. In 2010, HDMI founders again reviewed the allocation of HDMI royalties and agreed on an allocation formula that further reduced the portion of HDMI royalties received by us. Currently, we receive between 36% to 39% as our share of the royalty allocation. The HDMI founders have agreed to review the allocation of HDMI royalties every three years, and such a review is currently in process. Failure by the HDMI Founders to reach agreement on the allocation of royalties in the requisite timeframe will result in an interruption in our ability to recognize a portion of the royalties otherwise receivable by us for so long as agreement is not reached.  Such an interuption may have a material adverse effect on our financial results for the fiscal period in which it occurs. We cannot provide any assurance regarding the portion of HDMI royalties received by us in the future. Should the level of our royalty allocation be reduced materially, our financial performance could be materially adversely affected.

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

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. In 2013, more than 85% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.

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

We rely heavily on certain third-party software applications and platforms for our business and the failure or discontinuation of such applications or platforms could hamper or impede our ability to do business.

The Company is dependent on third party software systems, both on premise and cloud based, to conduct daily business.  We have little control over the operation of any of these third-party providers.  If these systems are discontinued or the vendor exits the business we may incur significant expense in reconstructing equivalent systems and transferring critical business date to those new systems. Our providers may be vulnerable to damage or interruption, or may choose to change the manner in which they provide services to us.  If we lose the services of one or more of these providers for any reason, we could experience disruption in our services or we may be required to retain the services of a replacement provider.  Any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenues, cause us to issue credits to customers or cause customers to terminate their relationships with us.  In addition, our business would be harmed if any events of this nature caused our customers and potential customers to believe our services are unreliable.

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

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the years ended December 31, 2013, 2012 and 2011 customers and distributors located in Japan generated 13.3%, 14.5% and 19.7% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 14.5%, 22.3% and 26.2% of our total revenue based on billing location, respectively.

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

The United States has taken and continues to take, military action against terrorism and currently has troops in Afghanistan. In addition, the tensions regarding nuclear arms in North Korea and Iran could escalate into armed hostilities or war. Acts of terrorism or armed hostilities may disrupt or result in instability in the general economy and financial markets and in consumer demand for the OEM’s products that incorporate our products. Disruptions and instability in the general economy could reduce demand for our products or disrupt the operations of our customers, suppliers, distributors and contractors, many of whom are located in Asia, which would in turn adversely affect our operations and results of operations. Disruptions and instability in financial markets could adversely affect our stock price. Armed hostilities or war in South Korea could disrupt the operations of the research and development contractors we utilize there, which would adversely affect our research and development capabilities and ability to timely develop and introduce new products and product improvements.

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

Our common shares are traded on the NASDAQ Stock Market under the symbol “SIMG”. The following table summarizes the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low
Year Ended December 31, 2013
Fourth Quarter	$6.15	$5.02
Third Quarter	6.02	5.25
Second Quarter	6.15	4.64
First Quarter	5.16	4.52

Year Ended December 31, 2012
Fourth Quarter	$4.97	$4.10
Third Quarter	5.31	3.66
Second Quarter	6.04	3.92
First Quarter	6.00	4.38

As of February 7, 2014, we had approximately 67 holders of record of our common stock and the closing price of our common stock was $5.86. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Performance Graph

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, for our common stock, the NASDAQ Composite Stock Market Index (US) and the S&P Information Technology Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Stock Market (US) and the S&P Information Technology Index from December 31, 2008 through December 31, 2013. No cash dividends have been declared on our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Unregistered Securities Sold During the Year Ended December 31, 2013

We did not sell any unregistered securities during the year ended December 31, 2013.

Issuer Purchases of Equity Securities

In April 2012, our Board of Directors authorized a $50.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by our management, based on its evaluation of market conditions, cash on hand and other factors and may be made under a stock repurchase plan. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The program does not obligate us to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board at any time. Of the $50.0 million authorized by the Board of Directors in April 2012, approximately $7.3 million is still available for stock repurchase as of December 31, 2013. In July 2013, our Board of Directors authorized a new share repurchase plan as a follow-on to our current plan, wherein the Board authorized us to repurchase our common stock up to an additional $50.0 million.

On November 9, 2012, we entered into an accelerated share repurchase (ASR) agreement with Barclays Capital, Inc. (Barclays) to repurchase an aggregate of $30.0 million of our common stock. Pursuant to the ASR agreement, we paid $30.0 million in November 2012 and received a total of 1,050,383 shares and 5,072,463 shares of our common stock during the year ended December 31, 2013 and 2012, respectively, which are recorded as treasury stock in the consolidated balance sheet. The ASR agreement was fully settled in June 2013 and the average price of shares repurchased under the ASR was $4.90 per share.

We repurchased a total of 1,614,120 shares of our common stock, including shares repurchased pursuant to the ASR agreement, on the open market at a total cost of $8.2 million with an average price per share of $5.05 during the year ended December 31, 2013. We made an additional payment of $3.8 million in 2013 to settle the ASR.

The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	307,774	$5.27	307,774	$57,344,266
November 1, 2013 to November 301, 2013	-	-	-	57,344,266
December 1, 2013 to December 31, 2013	-	-	-	57,344,266
Total	307,774	5.27	307,774

For securities authorized for issuance under equity compensation plans, please see Note 10 in our notes to consolidated financial statements included in Item 15(a) of this report.

Item 6.	Selected Financial Data

The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except employees and per share data)
Statements of Operations Data:
Revenue	$276,406	$252,364	$221,009	$191,347	$150,589
Cost of revenue (1)(2)(3)	113,821	110,441	90,829	77,749	69,786
Gross margin	162,585	141,923	130,180	113,598	80,803
% of revenue	58.8%	56.2%	58.9%	59.4%	53.7%
Research and development (4)	$76,994	$77,372	$66,533	$55,313	$68,229
% of revenue	27.9%	30.7%	30.1%	28.9%	45.3%
Selling, general and administrative (5)	$64,736	$57,446	$55,277	$46,710	$55,000
% of revenue	23.4%	22.8%	25.0%	24.4%	36.5%
Restructuring expense	$1,783	$110	$2,269	$3,259	$22,907
% of revenue	0.6%	0.0%	1.0%	1.7%	15.2%
Amortization of acquisition-related intangible assets	$941	$599	$1,585	$149	$4,478
% of revenue	0.3%	0.2%	0.7%	0.1%	3.0%
Impairment of intangible assets	$175	$-	$8,500	$-	$28,296
% of revenue	0.1%	0.0%	3.8%	-	18.8%
Impairment of goodwill	$-	$-	$-	$-	$19,210
% of revenue	-	-	-	-	12.8%
Income (loss) from operations	$17,956	$6,396	$(3,984)	$8,167	$(117,317)
Net income (loss)	$11,490	$(11,192)	$(11,643)	$8,182	$(129,109)
Net income (loss) per share:
Basic	$0.15	$(0.14)	$(0.14)	$0.11	$(1.72)
Diluted	$0.15	$(0.14)	$(0.14)	$0.10	$(1.72)
Weighted average shares - basic	77,399	81,872	80,603	76,957	74,912
Weighted average shares - diluted	79,065	81,872	80,603	78,277	74,912

Consolidated Balance Sheet and Other Data as of Year End:
Cash and cash equivalents	$82,220	$29,069	$37,125	$29,942	$29,756
Short-term investments	$56,003	$78,398	$124,301	$160,538	$120,866
Working capital	$146,711	$122,802	$161,923	$184,746	$163,482
Total assets	$252,139	$226,742	$266,073	$250,619	$225,438
Other long-term liabilities	$16,522	$16,827	$14,815	$13,356	$9,573
Total stockholders' equity	$189,725	$167,100	$204,516	$191,196	$171,519
Full-time employees	640	623	521	432	526

(1) Includes restructuring expense	$284	$-	$-	$-	$-
(2) Includes amortization of acquisition-related intangible assets	$975	$425	$-	$-	$-
(3) Includes stock-based compensation expense	$603	$523	$670	$558	$986
(4) Includes stock-based compensation expense	$3,576	$3,585	$3,774	$2,631	$6,252
(5) Includes stock-based compensation expense	$6,336	$5,096	$5,076	$4,152	$10,863

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8, “Financial Statements and Supplementary Data” in this annual report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A, “Risk Factors” and elsewhere in this annual report. Please see the discussion of forward-looking statements at the beginning of this annual report under “Special Note Regarding Forward-Looking Statements.

Overview

Silicon Image is a leading provider of video, audio and data connectivity solutions for the mobile, consumer electronics (CE), and personal computer (PC) markets. Our offerings include semiconductor, intellectual property (IP) and related service offerings which enable consumers to reliably connect their devices in home, office and mobile environments. Our products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, set-top-boxes, as well as desktop and notebook PCs.

Our customers are product manufacturers in each of our target markets —mobile, CE, and PC. Our revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core/design licensing and royalty and adopter fees from our standards licensing activities.

Key Performance Indicators

Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Product Gross Profit as a Percentage of Total Product Revenue	50.3%	46.0%	48.3%
Licensing Gross Profit as a Percentage of Total Licensing Revenue	98.2%	98.7%	98.3%
Gross Profit as a Percentage of Total Revenue	58.8%	56.2%	58.9%
Research and Development Expenses as a Percentage of Total Revenue	27.9%	30.7%	30.1%
Net Cash Provided by Operating Activities	$39,192	$4,676	$7,458
Days Sales Outstanding In Receivables	46	55	45
Inventory Turns	9.7	9.8	9.0
Capital Spending as a Percentage of Total Revenue	2.1%	3.5%	3.5%

Gross Profit as a Percentage of Total Revenue

Gross profit as a percentage of total revenue (“gross profit percentage”) is calculated as gross profit for the period divided by total revenue for the period. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section below. Management considers gross profit percentage to be an important indicator of the Company demonstrating its ability to bring value to the market.

Research and Development as a Percentage of Total Revenue

Research and development as a percentage of total revenue (“R&D percentage”) is calculated as research and development expense for the period divided by total revenue for the period. Management considers R&D percentage to be an important indicator in managing our business as investing in new technologies is a key to future growth. For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. We believe that cash flows from operations are an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. For a description of the reasons for changes in Net Cash Provided by Operating Activities refer to the “Liquidity and Capital Resources” section below.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the year divided by total revenue during the year and then multiplied by the number of days in the year, using 365 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. DSO in receivables decreased from 2012 to 2013 primarily due to a lower concentration of sales in the last month of the fiscal year. DSO in receivables increased from 2011 to 2012 primarily due to timing of shipments and related invoicing relative to the year end.

Inventory Turns

We calculate inventory turns as cost of sales during the year divided by net inventories at the end of the year. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. The change from 2012 to 2013 is not significant. Inventory turns increased from 2011 to 2012 primarily due to the impact of increased sales volumes in relation to inventory levels.

Capital Spending as a Percentage of Total Revenue

Capital spending as a percentage of total revenue (“capital spending percentage”) is calculated as capital expenditures for the period divided by total revenue for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. The fiscal 2013 decrease was primarily due to fewer purchases of research & development assets and computers. The fiscal 2012 increase was primarily due to purchases of research and development assets, computers and software to support operations.

Annual Results of Operations

Consolidated Summary

The following table sets forth, for the years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statement of operations:

	Year Ended December 31,
	2013	2012	2011

Revenue:
Product	82.2%	80.6%	78.8%
Licensing	17.8%	19.4%	21.2%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue and operating expenses:
Cost of product revenue	40.9%	43.5%	40.7%
Cost of licensing revenue	0.3%	0.3%	0.4%
Research and development	27.9%	30.7%	30.1%
Selling, general and administrative	23.4%	22.8%	25.0%
Restructuring expense	0.6%	0.0%	1.0%
Amortization of acquisition-related intangible assets	0.3%	0.2%	0.7%
Impairment of intangible asset	0.1%	0.0%	3.9%
Total cost of revenue and operating expenses	93.5%	97.5%	101.8%
Income (loss) from operations	6.5%	2.5%	-1.8%
Proceeds from legal settlement	0.5%
Other than temporary impairment of a privately-held company investment	-0.5%	-3.0%	0.0%
Interest income and other, net	0.4%	0.7%	0.9%
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	6.9%	0.2%	-0.9%
Income tax expense	2.5%	3.9%	3.9%
Equity in net loss of an unconsolidated affiliate	0.2%	0.7%	0.5%
Net income (loss)	4.2%	-4.4%	-5.3%

NET REVENUE

Revenue by our primary markets was as follows:

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Mobile	$149,148	23.3%	$120,936	83.8%	$65,789
Consumer Electronics	65,101	0.8%	64,566	-26.6%	87,922
Personal Computers	13,059	-27.4%	17,985	-12.4%	20,523
Total product revenue	$227,308	11.7%	$203,487	16.8%	$174,234
Percentage of total revenue	82.2%		80.6%		78.8%
Licensing revenue	$49,098	0.5%	$48,877	4.5%	$46,775
Percentage of total revenue	17.8%		19.4%		21.2%
Total revenue	$276,406	9.5%	$252,364	14.2%	$221,009

Product Revenue

The increase in our mobile products from 2012 to 2013 was primarily due to the continued success of our MHL product line with the continued adoption and incorporation of our MHL-enabled solutions in high and mid-range devices by most of the world’s leading smartphone OEMs. Contributing to this increase in these periods was the continued incorporation of our MHL-enabled products in new generations of Samsung’s flagship smartphones and tablets. In addition to Samsung, numerous other devices manufacturers also incorporate our MHL-enabled solutions in their products. CE revenue increased from 2012 to 2013 primarily as a result of more customers purchasing our wireless ICs and MHL related ICs incorporated into displays. Our PC revenue continued to decline as we are no longer making any investments in these legacy products. However, our MHL and HDMI technologies are applied in various PC devices, and we also expect our 60GHz WirelessHD to be a key technology in the PC market which might increase the PC revenues in the coming years.

The increase in our mobile products from 2011 to 2012 was primarily due to the success of our MHL product line. These products were introduced in the latter part of fiscal year 2010. Since the introduction of our MHL product line in the latter part of fiscal 2010, we have seen increased shipments of MHL products quarter over quarter. For fiscal year 2012, our mobile revenue grew 83.8 % and represented 59.4% of total product revenue up from 37.8% a year ago. The decrease in our CE revenue from 2011 to 2012 was primarily the result of a broad-based market shift to lower-end DTV products that incorporate our HDMI related semiconductor products less frequently.

Licensing Revenue

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The increase in licensing revenue from 2012 to 2013 was primarily due to patent monetization and higher HDMI and MHL adopter revenues of $5.2 million, partially offset by lower revenues from audit settlement of $4.8 million. Our licensing revenue may fluctuate year over year as a result of the timing of completion of IP license arrangements and settlement of royalty audits.

The increase in licensing revenue from 2011 to 2012 was primarily the result of increased MHL adopter base due to the continued success of our MHL product adoption in various markets and an increase in royalty revenues.

COST OF REVENUE AND GROSS MARGIN

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Cost of product revenue (1)	$112,940	2.8%	$109,815	22.0%	$90,035
Product gross profit	114,368	22.1%	93,672	11.3%	84,199
Product gross profit margin	50.3%		46.0%		48.3%

(1) Includes stock-based compensation expense	$603		$523		$670

Cost of licensing revenue	$881	40.7%	$626	-21.2%	$794
Licensing gross profit	48,217	-0.1%	48,251	4.9%	45,981
Licensing gross profit margin	98.2%		98.7%		98.3%

Total cost of revenue	$113,821	3.1%	$110,441	21.6%	$90,829
Total gross profit	162,585	14.6%	141,923	9.0%	130,180
Total gross profit margin	58.8%		56.2%		58.9%

Cost of Revenue

Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties and license fees paid to vendors. Also included in cost of product revenue is the amortization of purchased technology and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support.  Cost of licensing revenue consists primarily of costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue increased from 2012 to 2013 primarily due to the growth in revenue volume and slightly higher fixed overhead costs, partially offset by $1.8 million recovery received from a vendor related to previously written-down inventory. Total cost of revenue increased from 2011 to 2012 primarily due to the growth in revenue volume and a one-time $6.2 million write down of unusable parts as a result of defective material used by one of our vendors.

Product Gross Profit Margin

Our product gross margin increased from 2012 to 2013 primarily due to recovery from a vendor of $1.8 million for previously written-down inventory, better absorption of fixed and semi-variable overheads as a result of increased revenue and lower depreciation expense of $0.5 million due to fully depreciated testers. The product mix shifted to higher margin products for 2013 compared to 2012.

Our product gross profit margin decreased from 2011 to 2012 primarily due to the decrease in average selling price (ASP) per unit from $1.23 in 2011 to $1.03 in 2012, which was primarily driven by the increase in mobile revenue – which carries a lower ASP - as a share of total revenue and a one-time $6.2 million write down of unusable parts as a result of defective material used by one of our vendors, partially offset by decreases in wafer, assembly, packaging and testing costs, improved freight and warehouse efficiencies, better absorption of fixed and semi-variable overheads as a result of increased revenue and lower depreciation expense due to fully depreciated testers.

Licensing Gross Profit Margin

Licensing gross profit margin was comparable in 2013, 2012 and 2011. We expect the licensing gross profit margin to be in the same range in the coming years.

OPERATING EXPENSES

Research and development (R&D)

Research and development expense consists primarily of salaries and related costs of employees engaged in research, design and development activities, including stock-based compensation expense. Development and design costs consist primarily of costs related to engineering design tools, mask and prototyping costs, testing and subcontracting costs. In addition, we incur costs related to facilities and equipment expense, among other items.

The following table presents details of research and development expense:

				2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Salaries and benefits	$41,119	$39,416	$38,759	$1,703	4.3%	$657	1.7%
Development and design costs	11,838	11,468	5,761	370	3.2%	5,707	99.1%
Software licensing	5,267	4,787	4,366	480	10.0%	421	9.6%
Stock-based compensation	3,576	3,585	3,774	(9)	-0.3%	(189)	-5.0%
Other	15,194	18,116	13,873	(2,922)	-16.1%	4,243	30.6%
Research and development	$76,994	$77,372	$66,533	$(378)	-0.5%	$10,839	16.3%

R&D expense decreased from 2012 to 2013 primarily due to a one-time fee of $3.1 million in January 2012 resulting from our decision to hire 75 former engineering-related consultants from a subcontractor in India. This was partially offset by an increase in compensation related expenses as a result of additional incentive accruals in 2013 compared to 2012 of $1.7 million and as a result of annual merit increases. Our R&D headcount as of December 31, 2013 and 2012 was 350 employees.

The increase in 2012 salaries and benefits was primarily attributable to an increase in headcount from our acquisition of SiBEAM in May 2011 and annual merit. Development and design costs increased in 2012 compared to 2011 due to higher tape out expenses of $3.5 million as a result of our investment into lower geometry mask sets and increased licensing fees of $0.9 million. R&D headcount as of December 31, 2012 was 350 employees as compared to 257 employees as of December 31, 2011 primarily due to the expansion of our R&D capabilities in India.

Other line does not include any single item over $3.0 million.

Selling, general and administrative (SG&A)

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, marketing and promotional expenses, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

				2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Salaries and benefits	$36,981	$34,202	$32,913	$2,779	8.1%	$1,289	3.9%
Stock-based compensation	6,336	5,096	5,076	1,240	24.3%	20	0.4%
Legal and accounting fees	5,514	4,684	4,260	830	17.7%	424	10.0%
Selling and marketing expenses	3,505	2,876	1,461	629	21.9%	1,415	96.9%
Other	12,400	10,588	11,567	1,812	17.1%	(979)	-8.5%
Selling, general and administrative	$64,736	$57,446	$55,277	$7,290	12.7%	$2,169	3.9%
The increase in 2013 salaries and benefits was primarily attributable to a $1.1 million increase in employee incentive payments in 2013 compared to 2012 as a result of increased headcount and annual merit increases. The increase in 2013 stock-based compensation was also due to annual awards granted to employees and officers. Legal and accounting fees increased in 2013 due to legal fees associated with patents and trademarks. Increase in selling and marketing expenses is due to increased events related expenses amounting to $0.6 million.  Our SG&A headcount as of December 31, 2013 was 216 employees as compared to 198 employees as of December 31, 2012.

The increase in 2012 salaries and benefits and stock-based compensation was primarily attributable to an increase in headcount as a result of our acquisition of SiBEAM. Legal and accounting fees increased in 2012 due to legal fees associated with securities class action lawsuits. Increase in selling and marketing expenses is primarily due to increased events related expenses of $1.4 million. Our SG&A headcount as of December 31, 2012 was 198 employees as compared to 187 employees as of December 31, 2011.

Other line does not include any single item over $3.0 million.

Restructuring

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Restructuring expense	$2,067	1779.1%	$110	-95.2%	$2,269
Percentage of total revenue	0.7%		0.0%		1.0%

As part of our effort to improve our operational efficiency, in December 2013, we implemented a restructuring plan to eliminate redundancies in our worldwide headcount. In connection with this plan, we recorded $1.6 million in net restructuring costs related to employee severance and benefits.  This restructuring plan will be completed in fiscal year 2014. In the third quarter of 2013, we also recorded $0.5 million in net restructuring costs related to employee severance and benefits associated with reduction in workforce. We expect these restructuring activities will allow for potential savings through reduced employee expenses and lower operating costs in the coming years.

The restructuring expense for the year ended December 31, 2012 primarily related to adjustments to previously established accrual for facility exit costs.

The restructuring expense for the year ended December 31, 2011 consisted primarily of $0.9 million related to severance benefits and exit costs we incurred as a result of SiBEAM acquisition, $0.4 million related to our storage business restructuring, $0.3 million relating to operating lease termination costs and $0.7 million related to severance benefits for the headcount reduction in the fourth quarter of 2011.

Amortization of acquisition-related intangible assets

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,916	87.1%	$1,024	-35.4%	$1,585
Percentage of total revenue	0.7%		0.4%		0.7%

The increase in the amortization of intangible assets for the year ended December 31, 2013 as compared to the same period in 2012 was primarily due to out of period adjustments of $1.2 million in 2012 resulting in a lower amortization expense in 2012 compared to 2013.

The decrease in amortization expense from 2011 to 2012 was primarily due to out of period adjustments resulting in the reversal of amortization expense of $1.2 million in 2012.

Impairment of intangible assets

In the third quarter of fiscal 2013, we determined that one of our developed technologies was impaired because the technology is no longer being used. We recorded an impairment charge of the unamortized balance of $0.2 million.

In the fourth quarter of 2011, we assessed our advances to a third party for intellectual properties for impairment. We concluded that the intangible assets related to these advances amounting to $8.5 million were impaired and recorded an impairment charge for the full amount in 2011.

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

Other than temporary impairment of a privately held company investment

In 2013, we recorded a non-cash impairment charge of $1.5 million representing the carrying value of our investment in a privately-held company.

In 2012, we recorded a non-cash impairment charge of $7.5 million representing the carrying value of our investment in a privately-held company.

At December 31, 2013, we held investments in two privately-held companies with a total carrying value of $7.0 million. Should the financial or operational performance of the investee companies fail to meet current forecasts, it is possible that we will record impairment charges on these investments in the future.

Interest income and others, net

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Interest income	$925	-44.1%	$1,654	-13.9%	$1,920
Reversal of a subsidiary's accumulated currency translation adjustment	-	0.0%	-	100.0%	(132)
Other income (expense), net	278	3871.4%	7	-94.6%	130
Total	$1,203	-27.6%	$1,661	-13.4%	$1,918
Percentage of total revenue	0.4%		0.7%		0.9%

Interest income decreased from 2012 to 2013 primarily due to lower interest income earned as a result of a decline in market interest rates.

Interest income decreased from 2011 to 2012 primarily due to the decrease in our short-term investments as a result of the cash used in the repurchase of treasury stock and a decline in market interest rates.

Equity in net loss of an unconsolidated affiliate

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Equity in net loss of an unconsolidated affiliate	$489	-72.9%	$1,803	81.4%	$994
Percentage of total revenue	0.2%		0.7%		0.4%

As of December 31, 2013, we have a 21% equity ownership interest in a privately-held company that designs software for connectivity services (software company). We accounted this investment using equity method accounting in 2013. In 2012, we concluded that our investment in the wireless company was impaired and that such impairment was other than temporary. Hence, 2013 only includes the share of net loss of the software company which is lower that the share of net loss of the wireless company.

In 2011, we purchased a 17.5% equity ownership interest in a privately-held company that developed and designed wireless audio semiconductor chips (wireless company). We recorded proportionate share of this wireless company’s net loss according to equity method accounting. Equity in net loss from an unconsolidated affiliate increased from 2011 to 2012 primarily due to higher net loss of this company in 2012 as compared to 2011.

Provision for income taxes

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Provision for income taxes	$6,955	-30.3%	$9,979	16.3%	$8,583
Percentage of total revenue	2.5%		4.0%		3.9%

For the year ended December 31, 2013, we recorded an income tax provision of $7.0 million, as compared to income tax provision of $10.0 million and $ 8.6 million in 2012 and 2011, respectively. Our effective income tax rate was 36.7% in 2013. In 2013, the primary reconciling items between our effective tax rate and the U.S. statutory tax rate of 35% included approximately $5.0 million of income tax expense primarily due to foreign withholding taxes and foreign income inclusions. In addition, we provided approximately $4.6 million for an increase to the valuation allowance to offset deferred tax assets which are not more likely than not to be realized and approximately $1.0 million for stock based compensation. It is reasonably possible that sometime in the next 12 months positive evidence will be sufficient to release a material amount of our valuation allowance; however, there is no assurance that this will occur. The required accounting for potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released. The primary benefit provided was for approximately $8.0 million related to the use of foreign tax credits and R&D credits.

For the year ended December 31, 2012, our effective income tax rate was 1,691% in 2012. In 2012, the primary reconciling items between our effective tax rate and the U.S. statutory tax rate of 35% included approximately $6.7 million of income tax expense primarily due to foreign withholding taxes and foreign income inclusions. In addition, we provided approximately $10.3 million for an increase to the valuation allowance to offset deferred tax assets which are not more likely than not to be realized and approximately $1.0 million for stock based compensation. The primary benefit provided was for approximately $6.6 million related to the use of foreign tax credits.

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

Liquidity and Capital Resources

Cash and Cash Equivalents, Short-term Investments and Working Capital. The table below summarizes our cash and cash equivalents, investments and working capital and the related movements (in thousands).

	2013	Change	2012	Change	2011
	(Dollars in thousands)
Cash and cash equivalents	$82,220	$53,151	$29,069	$(8,056)	$37,125
Short term investments	56,003	(22,395)	78,398	(45,903)	124,301
Total cash, cash equivalents and short term investments	$138,223	$30,756	$107,467	$(53,959)	$161,426
Percentage of total assets	54.8%		47.4%		60.7%

Total current assets	$192,603	$26,986	$165,617	$(43,048)	$208,665
Total current liabilities	(45,892)	(3,077)	(42,815)	3,927	(46,742)
Working capital	$146,711	$23,909	$122,802	$(39,121)	$161,923

As of December 31, 2013, $12.7 million of the cash and cash equivalents and short term investments was held by foreign subsidiaries. Local government regulations may restrict our ability to move cash balances from our foreign subsidiaries to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Annual Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements and anticipated purchases of property and equipment for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated.

Cash Flows

The following table summarizes our cash flows for the periods presented.

	2013	2012	2011
Consolidated Statements of Cash Flows Data	(Dollars in thousands)
Purchases of property and equipment	$(5,761)	$(8,885)	$(7,821)
Depreciation and amortization	9,044	7,438	8,001
Cash provided by operating activities	39,192	4,676	7,458
Cash provided by (used in) investing activities	13,432	24,076	(4,762)
Cash provided by (used in) financing activities	832	(36,788)	4,501

Operating Activities

We generated $39.2 million of cash from operating activities during the year ended December 31, 2013, primarily resulting from our net income of $11.5 million, offset by non-cash expense of $22.2 million primarily related to stock based compensation, depreciation and amortization. In addition, significant changes in our operating assets and liabilities compared to 2012 resulted from the following:

—	decrease in accounts receivable of $2.8 million due to higher collections over billings as well as lower concentration of sales in the last month of the fiscal year; and
—	increase in accounts payable of $2.2 million relating to increased payables due to our inventory purchases as well as timing of invoices and payments to vendors.

We generated $4.7 million of cash from operating activities during the year ended December 31, 2012, primarily resulting from our net loss of $11.2 million, offset by non-cash expense of $28.5 million related to stock based compensation, depreciation, amortization, impairment of investment in unconsolidated affiliate and equity in net loss of an unconsolidated affiliate. In addition, significant changes in our operating assets and liabilities compared to 2011 resulted from the following:

—	increase in deferred margin on sales to distributors of $2.5 million mainly due to the increasing activities with our distributors driven by the acceleration of demand for our products;
—	increase in accounts receivable of $10.5 million due to an increase in billings as well as timing of payments from our customers; and
—	decrease in accrued and other liabilities of $3.6 million due largely to decreased bonus accruals and product rebates.

We generated $7.5 million of cash from operating activities during the year ended December 31, 2011, primarily resulting from our net loss of $11.6 million, offset by non-cash expense of $30.2 million related to stock based compensation, depreciation, amortization, impairment of intangible assets and equity in net loss of an unconsolidated affiliate. In addition, significant changes in our operating assets and liabilities resulted from the following:

—

increase in accrued and other liabilities of $4.8 million due to increase in payroll related expenses, increase in accrued royalties, increase in accrued product rebate and other current liabilities assumed from business acquisitions;

—	increase in accounts receivable of $4.4 million due to an increase in billings as well as timing of payments from our customers;
—

increase in prepaid expenses and other current assets of $2.8 million due to advances toward hiring fees for 75 engineers in India which was completed in 2012 and the prepayment for additional software licenses;

—	decrease in accounts payable of $2.5 million due to timing of invoices and payments to vendors;
—

decrease in deferred margin on sales to distributors of $5.7 million due to lower ending inventory at our distributors as of December 31, 2011 compared to the ending inventory as at December 31, 2010; and

—	decrease in deferred license revenue of $2.2 million due to the increase in license revenue recognized during the year ended December 31, 2011.

Investing Activities

We generated $13.4 million of cash from investing activities during the year ended December 31, 2013, primarily resulting from net proceeds from the sales and maturities of short-term investments of $21.6 million and proceeds from an escrow settlement of $1.3 million, partially offset by $5.8 million used for capital expenditures, $1.8 million used for strategic business investments and $2.0 million used for purchases of intellectual properties. During the year ended December 31, 2013, we sold $62.7 million and purchased $41.1 million of short-term investments.

We generated $24.1 million of cash from investing activities during the year ended December 31, 2012, primarily resulting from net proceeds from the sales and maturities of short-term investments of $44.2 million, partially offset by $8.9 million used for capital expenditures, $10.0 million used for various strategic business investments and $1.2 million used for purchases of intellectual properties. During the year ended December 31, 2012, we sold $104.8 million and purchased $60.6 million of short-term investments.

We used $4.8 million of cash in investing activities during the year ended December 31, 2011 primarily due to $15.9 million used in connection with our business acquisitions, $7.5 million used to make an investment in an unconsolidated affiliate, $7.2 million used for advances for intellectual properties, net of repayments of secured notes and $7.8 million net investment in property and equipment, partially offset by $33.7 million net proceeds from the sales and maturities of short-term investments. During the year ended December 31, 2011, we sold $147.0 million and purchased $113.3 million of short-term investments.

We are not a capital-intensive business. Our purchases of property and equipment in 2013, 2012 and 2011 2010 related mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

We generated $0.8 million of cash from financing activities during the year ended December 31, 2013 primarily due to proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $5.5 million and to the excess tax benefits from employee stock-based transactions of approximately $0.3 million, partially offset by $2.0 million used to repurchase restricted stock units for minimum statutory income tax withholding and $3.0 million used to repurchase our common stock in the open market.

We used $36.8 million of cash in financing activities during the year ended December 31, 2012 primarily due to $39.7 million used to repurchase our common stock, $2.2 million used to repurchase restricted stock units for minimum statutory income tax withholding and $1.1 million cash paid to settle contingent consideration liabilities, partially offset by the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $5.6 million.

We generated $4.5 million of cash from financing activities during the year ended December 31, 2011 primarily due to the proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $6.2 million and to the excess tax benefits from employee stock-based transactions of approximately $2.1 million, partially offset by $3.3 million used to repurchase restricted stock units for minimum statutory income tax withholding and $0.5 million used to pay a line of credit assumed from business acquisition.

Contractual Obligations

Our contractual obligations as of December 31, 2013 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$10,755	$3,247	$4,608	$2,900	$-

The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section” amounting to approximately $21.2 million as of December 31, 2013 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11, “Income Taxes,” in our notes to consolidated financial statements included in Item 15(a) of this report for further discussion.

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

Product Revenue

We recognize product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue when any future performance obligations remain. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectability of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  We sell our products either directly to the OEMs or through distributors during the following types of transactions.

“Sell-In”or “Direct” – These represent instances where we either ship products directly to the OEMs or to distributors with limited rights to price concessions or return. Revenue is generally recognized in these cases, at the time of shipment. Revenue from products sold to distributors with agreements allowing for stock rotations, but not price protection, is also generally recognized upon shipment.  Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment, and are not significant.

“Sell-Through” – These represents instances where we ship products to the distributors where they have rights to price concessions and rights of return. Revenue is recognized only when the distributor reports that it has sold the product to its end customer as the sales price is not fixed or determinable at the time of shipment to the distributor. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor which establish a customer, quantity and final price. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Once we receive the point of sales reports from the distributor, our sales price for the products sold to end customers is fixed, as any product returns, stock rotation and price concession rights for that product lapse.

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

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts. We record reductions of revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods. Additional reductions of revenue would result if actual product returns or pricing adjustments exceed our estimates. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

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

For multiple-element arrangements, if the different elements in the arrangement qualify as separate units of accounting we allocate the total arrangement consideration to each element based on relative selling price. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. For the elements of IP licensing agreements we concluded that VSOE exists only for our support services based on periodic stand-alone renewals. For all other elements in IP licensing agreements, we concluded that no VSOE or TPE exists because these elements are almost never sold on a stand-alone basis by us or our competitors.

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

Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue we recognize is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, we rely upon actual royalty reports from our customers when available and rely upon estimates in lieu of actual royalty reports when we have a sufficient history of receiving royalties to enable us to make a reliable estimate of the amount of royalties owed to us. These estimates for royalties necessarily involve the application of management judgment. As a result of our use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped per the royalty reports ultimately received from the customer. In cases where royalty reports and other information are not available to allow us to estimate royalty revenue, we recognize revenue only when royalty reports are received. We also perform compliance audits for our licenses and any additional royalties as a result of the compliance audits are recorded as revenue in the period when the compliance audits are settled and the customers agree to pay the amounts due.

From time to time, we enter into contracts related to licenses of our technology that involve significant modification, customization or engineering services. Revenues derived from such license contracts are accounted for using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature.

Stock-based Compensation

We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. We measure stock-based compensation expenses for employees at the grant date fair value of the award, and recognize expenses, net of forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period. We account for stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. We believe that the fair value of stock options is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

We estimate the fair value of stock-based option award using the Black-Scholes option-pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our consolidated statements of operations. We estimate the expense for restricted stock grants based on grant date fair value and estimate the fair value of market-based performance restricted stock units granted using a Monte Carlo simulation model. Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports.

Inventories and Inventory Valuation

We record inventories at the lower of actual cost (computed on a first-in, first-out basis), or market value. Market value is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based up recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected.

The valuation of inventory also requires us to estimate excess and obsolete inventory. The determination of obsolete or excess inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Generally, inventories in excess of six months forecasted demand are written down to zero (unless specific facts and circumstances warrant no write-down or a write-down to a different value) and the related provision is recorded as a cost of sales. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margin. If we ultimately sell inventory that we have previously written down, our gross margins in future periods will be positively impacted.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

We test long-lived assets, including intangible assets with finite lives for impairment whenever events or circumstances suggest that such assets may not be recoverable or that their useful lives are no longer appropriate. An impairment loss is recognized when the carrying amount of these long-lived assets exceeds their fair value. An impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. These forecasted undiscounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Goodwill is tested for impairment on an annual basis (on September 30th), and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Management has determined that we have one reporting unit. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the carrying value of the goodwill is greater than its fair value, all, or a significant portion of goodwill may be considered impaired.

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

Deferred Tax Assets

Income tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting and income tax purposes.

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management’s judgment. In addition, the calculation of liabilities for uncertain tax positions involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

Restructuring

We have engaged in restructuring actions, which require management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reduction programs, lease cancellation and other exit costs. We accrue for severance and other employee separation costs under these actions when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experiences, and negotiated settlements.

Recent Accounting Pronouncements

Refer to note 1 of the notes to the consolidated financial statements for recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of December 31, 2013, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.5 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

As of December 31, 2013, we did not have any derivative transactions.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

—

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an assessment of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited the internal control over financial reporting of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 21, 2014

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

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

SILICON IMAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$82,220	$29,069
Short-term investments	56,003	78,398
Accounts receivable, net of allowances for doubtful accounts of $531 at December 31, 2013 and $1,263 at December 31, 2012	34,729	37,936
Inventories	11,727	11,268
Prepaid expenses and other current assets	7,733	8,105
Deferred income taxes	191	841
Total current assets	192,603	165,617
Property and equipment, net	14,676	14,840
Deferred income taxes, non-current	4,368	4,144
Intangible assets, net (Note 6)	10,348	11,452
Goodwill (Note 6)	21,646	21,646
Other assets	8,498	9,043
Total assets	$252,139	$226,742

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,894	$10,690
Accrued and other current liabilities	20,622	19,600
Deferred margin on sales to distributors	9,634	10,340
Deferred license revenue	2,742	2,185
Total current liabilities	45,892	42,815
Other long-term liabilities	16,522	16,827
Total liabilities	62,414	59,642
Commitments and contingencies (Notes 8 and 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 77,418,247 shares at December 31, 2013 and 77,003,599 shares at December 31, 2012	100	99
Additional paid-in capital	536,935	511,522
Treasury stock, 27,323,067 shares at December 31, 2013 and 25,330,124 shares at December 31, 2012	(157,898)	(143,912)
Accumulated deficit	(189,302)	(200,792)
Accumulated other comprehensive income (loss)	(110)	183
Total stockholders’ equity	189,725	167,100
Total liabilities and stockholders’ equity	$252,139	$226,742

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Revenue:
Product	$227,308	$203,487	$174,234
Licensing	49,098	48,877	46,775
Total revenue	276,406	252,364	221,009
Cost of revenue and operating expenses:
Cost of product revenue (1)(2)(3)	112,940	109,815	90,035
Cost of licensing revenue	881	626	794
Research and development (4)	76,994	77,372	66,533
Selling, general and administrative (5)	64,736	57,446	55,277
Restructuring expense	1,783	110	2,269
Amortization of acquisition-related intangible assets	941	599	1,585
Impairment of intangible asset	175	-	8,500
Total cost of revenue and operating expenses	258,450	245,968	224,993
Income (loss) from operations	17,956	6,396	(3,984)
Proceeds from legal settlement	1,275	-	-
Other than temporary impairment of a privately-held company investment	(1,500)	(7,467)	-
Interest income and other, net	1,203	1,661	1,918
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	18,934	590	(2,066)
Income tax expense	6,955	9,979	8,583
Equity in net loss of an unconsolidated affiliate	489	1,803	994
Net income (loss)	$11,490	$(11,192)	$(11,643)

Net income (loss) per share – basic	$0.15	$(0.14)	$(0.14)
Net income (loss) per share – diluted	$0.15	$(0.14)	$(0.14)
Weighted average shares – basic	77,399	81,872	80,603
Weighted average shares – diluted	79,065	81,872	80,603

(1) Includes restructuring expense	$284	$-	$-
(2) Includes amortization of acquisition-related intangible assets	$975	$425	$-
(3) Includes stock-based compensation expense	$603	$523	$670
(4) Includes stock-based compensation expense	$3,576	$3,585	$3,774
(5) Includes stock-based compensation expense	$6,336	$5,096	$5,076

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$11,490	$(11,192)	$(11,643)
Components of accumulated other comprehensive income (loss), net of zero tax:
Foreign currency translation adjustment	120	51	62
Fair value of effective cash flow hedges	-	26	(116)
Reversal of a subsidiary's accumulated translation adjustment upon substantial liquidation	-	-	132
Unrealized gains (losses) on available-for-sale securities
Unrealized gain (loss) arising during the year	(270)	400	88
Reclassification adjustment for gains included in net income	(143)	(170)	(178)
Total unrealized gain (loss) on available-for-sale securities	(413)	230	(90)
Other comprehensive income (loss)	(293)	307	(12)
Comprehensive income (loss)	$11,197	$(10,885)	$(11,655)

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Total
Balance at January 1, 2011	78,191	$95	$476,915	$(107,745)	$(177,957)	$(112)	$191,196
Net loss	-	-	-	-	(11,643)	-	(11,643)
Other comprehensive loss	-	-	-	-	-	(12)	(12)
Common stock issued under stock option plans	744	1	3,120	-	-	-	3,121
Issuances of common stock from restricted stock units	1,561	-	-	-	-	-	-
Repurchases of restricted stock units for tax withholding	(538)	-	-	(3,304)	-	-	(3,304)
Common stock issued for ESPP	811	1	3,082	-	-	-	3,083
Common stock issued related to acquisition	1,300	1	10,429	-	-	-	10,430
Excess tax benefit from employee stock-based compensation plans	-	-	2,125	-	-	-	2,125
Stock-based compensation expense	-	-	9,520	-	-	-	9,520
Balance at December 31, 2011	82,069	98	505,191	(111,049)	(189,600)	(124)	204,516
Net loss	-	-	-	-	(11,192)	-	(11,192)
Other comprehensive income	-	-	-	-	-	307	307
Common stock issued under stock option plans	412	-	1,460	-	-	-	1,460
Issuances of common stock from restricted stock units	1,305	-	-	-	-	-	-
Repurchases of restricted stock units for tax withholding	(450)	-	-	(2,179)	-	-	(2,179)
Repurchases of treasury stock	(7,266)	-	(9,000)	(30,684)	-	-	(39,684)
Common stock issued for ESPP	933	1	4,169	-	-	-	4,170
Excess tax benefit from employee stock-based compensation plans	-	-	498	-	-	-	498
Stock-based compensation expense	-	-	9,204	-	-	-	9,204
Balance at December 31, 2012	77,003	99	511,522	(143,912)	(200,792)	183	167,100
Net income	-	-	-	-	11,490		11,490
Other comprehensive income	-	-	-	-	-	(293)	(293)
Common stock issued under stock option plans	425	-	1,775	-	-	-	1,775
Issuances of common stock from restricted stock units	1,067	-	-	-	-	-	-
Repurchases of restricted stock units for tax withholding	(379)	-	-	(1,981)	-	-	(1,981)
Repurchases of treasury stock	(1,614)	-	9,000	(12,005)	-	-	(3,005)
Common stock issued for ESPP	916	1	3,769	-	-	-	3,770
Excess tax benefit from employee stock-based compensation plans	-	-	354	-	-	-	354
Stock-based compensation expense	-	-	10,515	-	-	-	10,515
Balance at December 31, 2013	77,418	$100	$536,935	$(157,898)	$(189,302)	$(110)	$189,725

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$11,490	$(11,192)	$(11,643)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	6,270	6,107	6,416
Stock-based compensation expense	10,515	9,204	9,520
Amortization of investment premium	1,048	1,995	2,610
Tax benefit from employee stock-based compensation plans	354	498	2,125
Other than temporary impairment of a privately-held company investment	1,500	7,467	-
Impairment of intangible asset	175	-	8,500
Amortization of intangible assets	2,949	1,331	1,585
Non-operating proceeds from legal settlement	(1,275)	-	-
Deferred income taxes	426	429	389
Reversal of a subsidiary's accumulated foreign currency translation adjustment	-	-	132
Excess tax benefits from employee stock-based transactions	(354)	(498)	(2,125)
Realized gain on sale of short-term investments	(144)	(139)	(177)
Equity in net loss of an unconsolidated affiliate	489	1,803	994
Others	296	340	240
Changes in assets and liabilities:
Accounts receivable	2,818	(10,503)	(4,353)
Inventories	(459)	(1,206)	1,701
Prepaid expenses and other current assets	94	1,124	(2,844)
Accounts payable	2,208	(529)	(2,521)
Accrued and other liabilities	941	(3,581)	4,829
Deferred margin on sales to distributors	557	2,531	(5,675)
Deferred license revenue	(706)	(505)	(2,245)
Cash provided by operating activities	39,192	4,676	7,458
Cash flows from investing activities:
Proceeds from sales of short-term investments	62,699	104,765	147,032
Purchases of short-term investments	(41,053)	(60,612)	(113,319)
Cash used in business acquisitions, net of cash acquired	-	-	(15,910)
Purchases of property and equipment	(5,761)	(8,885)	(7,821)
Proceeds from legal settlement	1,275	-	-
Investment in an unconsolidated affiliate	-	(2,750)	(7,514)
Investment in privately held companies	(1,500)	(6,000)	-
Cash paid for assets purchased from privately held company	(300)	(1,200)	-
Purchase of intellectual properties	(2,031)	(1,242)	(7,805)
Repayment of secured notes	-	-	575
Proceeds from sale of property and equipment	103	-	-
Cash provided by (used in) investing activities	13,432	24,076	(4,762)
Cash flows from financing activities:
Proceeds from employee stock programs	5,545	5,631	6,203
Excess tax benefits from employee stock-based transactions	354	498	2,125
Payment to acquire treasury shares	(3,005)	(39,684)	-
Repurchase of restricted stock units for income tax withholding	(1,981)	(2,179)	(3,304)
Cash paid to settle contingent consideration liabilities	(81)	(1,054)	-
Payment of a line of credit assumed from business acquisition	-	-	(523)
Cash provided by (used in) financing activities	832	(36,788)	4,501
Effect of exchange rate changes on cash and cash equivalents	(305)	(20)	(14)
Net increase (decrease) in cash and cash equivalents	53,151	(8,056)	7,183
Cash and cash equivalents - beginning of year	29,069	37,125	29,942
Cash and cash equivalents - end of year	$82,220	$29,069	$37,125
Supplemental cash flow information:
Common stock issued in connection with business acquisition (1.3 million shares issued)	$-	$-	$10,429
Cash payment for income taxes	$(6,476)	$(6,389)	$(6,722)
Restricted stock units vested	$5,617	$6,276	$9,626
Property and equipment and other assets purchased but not paid for	$668	$2,380	$1,132
Unrealized net gain (loss) on short-term investments	$(223)	$40	$(90)

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Silicon Image, Inc. (referred to herein as “we”, “our”, “the Company”, or “Silicon Image”), a Delaware corporation, was incorporated on June 11, 1999. Silicon Image is a leading provider of connectivity solutions that enable the reliable distribution and presentation of high-definition (HD) and 4K ultra high definition (4K UHD) content for mobile, consumer electronics (CE) and personal computer (PC) markets. The Company delivers its technology via semiconductor and intellectual property (IP) products that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, as well as desktop and notebook PCs. Silicon Image has driven the creation of industry standards High-Definition Multimedia Interface (HDMI®), the latest standard for mobile devices—Mobile High-Definition Link (MHL®), Digital Visual Interface (DVI™) industry standards and the leading 60GHz wireless HD video standard—WirelessHD®. Via its wholly-owned subsidiary, Simplay Labs LLC, Silicon Image offers manufacturers comprehensive product interoperability and standards compliance testing.

Silicon Image is headquartered in Sunnyvale, California.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements also include the results of companies acquired by the Company from the date of each acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Areas where significant judgment and estimates are applied include revenue recognition, stock-based compensation, impairment and fair value of short-term investments, inventory reserves, valuation of investments in privately-held companies, valuation of goodwill and long-lived assets, income taxes, deferred tax assets and legal matters. Actual results could differ materially from these estimates.

Change in Accounting Principle

During the year ended December 31, 2013, the Company increased its ownership interest in a privately-held company, or investee (Note 5). As a result of the change in ownership interest and after considering the changes in the level of its participation in the management and interaction with the investee, the Company determined that it has the ability to exert significant influence on the investee. Accordingly, the Company changed its accounting for the investee from the cost method to the equity method and will hence recognize its proportionate share of the investee’s operating results. In accordance with ASC 323 Investments – Equity Method and Joint Ventures, the consolidated financial statements for the prior periods have been retrospectively restated to account for the investment for all periods. The effect of the change only has an impact to the condensed consolidated financial statements for the three months ended March 31, 2013 and June 30, 2013 and did not have any impact to the consolidated financial statements for any periods in 2012.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product Revenue

The Company recognizes product revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. These criteria are usually met at the time of product shipment. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses the collectability of its accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  The Company sells its products either directly to the OEMs or through distributors during the following types of transactions.

“Sell-in” or “Direct”— These represent instances where the Company either ships products directly to the OEMs or to distributors with limited rights to price concessions or returns. Revenue is generally recognized in these cases at the time of shipment. Revenue from products sold to distributors with agreements allowing for stock rotations, but not price protection, is also generally recognized upon shipment. Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment, and are not significant.

“Sell-through” — These represents instances where we ship products to the distributors where they have rights to price concessions and rights of return. Revenue is recognized only when the distributor reports that it has sold the product to its end customer as the sales price is not fixed or determinable at the time of shipment to the distributor. The Company’s recognition of such distributor sell-through is based on point of sales reports received from the distributor which establishes a customer, quantity and final price. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Once the Company receives the point of sales reports from the distributor, the Company’s sales price for the products sold to end customers is fixed, as any product returns, stock rotation and price concession rights for that product lapse.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales Returns, Pricing Adjustments and Allowance for Doubtful Accounts. The Company records reductions of revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time. The Company reverses the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when it believes unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on its net revenue and net income in subsequent periods. Additional reductions of revenue would result if actual product returns or pricing adjustments exceed our estimates. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of any customer were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.

Licensing Revenue

The Company enters into IP licensing agreements that generally provide licensees the right to incorporate the Company’s IP components in their products with terms and conditions that vary by licensee. Revenue earned under such agreements is classified as licensing revenue. The Company’s IP licensing agreements generally include multiple elements, which may include one or more off-the-shelf and/or customized IP licenses bundled with support services covering a fixed period of time, usually one year.

For multiple-element arrangements, if the different elements in the arrangement qualify as separate units of accounting the Company allocates the total arrangement consideration to each element based on relative selling price. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. For the elements of IP licensing agreements the Company concluded that VSOE exists only for its support services based on periodic stand-alone renewals. For all other elements in IP licensing agreements, the Company concluded that no VSOE or TPE exists because these elements are almost never sold on a stand-alone basis by the Company or its competitors.

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

Certain licensing agreements provide for royalty payments based on agreed upon royalty rates. Such rates can be fixed or variable depending on the terms of the agreement. The amount of revenue the Company recognizes is determined based on a time period or on the agreed-upon royalty rate, extended by the number of units shipped by the customer. To determine the number of units shipped, the Company relies upon actual royalty reports from its customers when available and relies upon estimates in lieu of actual royalty reports when it has a sufficient history of receiving royalties to enable the Company to make a reliable estimate of the amount of royalties owed to the Company. These estimates for royalties necessarily involve the application of management judgment. As a result of the Company’s use of estimates, period-to-period numbers are “trued-up” in the following period to reflect actual units shipped per the royalty reports ultimately received from the customer. In cases where royalty reports and other information are not available to allow the Company to estimate royalty revenue, the Company recognizes revenue only when royalty reports are received. The Company also performs compliance audits for its licenses and any additional royalties as a result of the compliance audits are generally recorded as revenue in the period when the compliance audits are settled and the customer agrees to pay the amounts due. From time to time, we enter into contracts related to licenses of the Company’s technology that involve significant modification, customization or engineering services. Revenues derived from such license contracts are accounted for using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC No. 718-10-30, “Stock Compensation Initial Measurement,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (RSUs), performance share awards and employee stock purchases under our Employee Stock Purchase Plan (ESPP) based on estimated fair values. Following the provisions of FASB ASC No. 718-50-25, “ Employee Share Purchase Plans Recognition,” our ESPP is considered a compensatory plan, therefore, we are required to recognize compensation cost for grants made under the ESPP. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton (BSM) option-pricing model and a single option award approach. The BSM model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. Management estimates volatility for a given option grant by evaluating the historical volatility of the period immediately preceding the option grant date that is at least equal in length to the option’s expected term. Consideration is also given to unusual events (either historical or projected) or other factors that might suggest that historical volatility will not be a good indicator of future volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that had not been exercised at the time. In accordance with FASB ASC No. 718-10-35, “ Subsequent Measurement of Stock Compensation,” the Company generally recognizes stock-based compensation expense, net of estimated forfeitures, on a ratable basis for all share-based payment awards over the requisite service periods of the awards, which is generally the vesting period or the remaining service (vesting) period.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company classifies its marketable debt securities as short-term investments because the Company’s intention to sell the securities within a relatively short period of time. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. The Company periodically assesses whether its investments with unrealized loss positions are other than temporarily impaired. Other-than-temporary impairment charges exists when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other than temporary impairments are determined based on the specific identification method and is reported in the consolidated statements of operations.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts, when appropriate, for estimated losses resulting from the inability of its customers to make required payments. The Company reassesses the allowance for doubtful accounts each period. If the financial condition of its customers were to deteriorate, the Company’s actual losses may exceed its estimates, and additional allowances would be required. To date, its actual results have not been materially different than the estimates.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the changes in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
	(In thousands)
Balance at January 1	$1,263	$1,382	$1,620
Provision for doubtful accounts, net of reversals and recoveries	(159)	(65)	(115)
Write offs	(573)	(54)	(123)
Balance at December 31	$531	$1,263	$1,382

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill

The Company tests long-lived assets, including intangible assets with finite lives for impairment whenever events or circumstances suggest that such assets may not be recoverable. An impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the assets is less than the carrying value of the asset that the Company is testing for impairment. If the forecasted cash flows are less than the carrying value, then the Company must write down the carrying value to its estimated fair value based primarily upon forecasted discounted cash flows. These forecasted discounted cash flows include estimates and assumptions related to revenue growth rates and operating margins, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparable. If future forecasts are revised, they may indicate or require future impairment charges. The Company bases its fair value estimates on assumptions that are believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance that will require an unrecognized tax benefit to be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with certain exceptions. The authoritative guidance becomes effective for us in the first quarter of fiscal 2014, with early adoption permitted. The guidance is not expected to have an impact on the Company financial position or results of operations.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$11,490	$(11,192)	$(11,643)
Denominator:
Weighted-average outstanding shares used to compute basic net income (loss) per share	77,399	81,872	80,603
Effect of dilutive securities	1,666	-	-
Weighted average outstanding shares used to compute diluted net income (loss) per share	79,065	81,872	80,603

Net income (loss) per share - basic	$0.15	$(0.14)	$(0.14)
Net income (loss) per share - diluted	$0.15	$(0.14)	$(0.14)

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2013, approximately 3.8 million common stock equivalents were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. As a result of the net loss for the years ended December 31, 2012 and 2011, approximately 5.5 million common stock equivalents for both the years ended December 31, 2012 and 2011, were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 3—CONSOLIDATED BALANCE SHEET COMPONENTS

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2013 (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
Classified as current assets:
Cash	$49,028	$-	$49,028
Cash equivalents:
Money market funds	33,192	-	33,192
Total cash and cash equivalents	$82,220	$-	$82,220

Short-term investments:
Certificate of deposits	$10,874	$-	$10,874
Municipal securities	31,032	37	31,069
Corporate securities	10,297	16	10,313
United States government agencies	3,748	(1)	3,747
Total short-term investments	55,951	52	56,003
Total cash and cash equivalents and short-term investments	$138,171	$52	$138,223

For investments in securities classified as available-for-sale, market value and the amortized cost by date of maturity as of December 31, 2013 is as follows.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$35,390	$35,410
1-3 years	20,561	20,593
Total	$55,951	$56,003

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2012 (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
Classified as current assets:
Cash	$10,191	$-	$10,191
Cash equivalents:
Money market funds	18,878	-	18,878
Total cash and cash equivalents	$29,069	$-	$29,069

Short-term investments:
Certificate of deposits	$10,525	$-	$10,525
Municipal securities	52,347	166	52,513
Corporate securities	15,283	77	15,360
Total short-term investments	78,155	243	78,398
Total cash and cash equivalents and short-term investments	$107,224	$243	$107,467

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For investments in securities classified as available-for-sale, market value and the amortized cost by date of maturity as of December 31, 2012 was as follows.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$50,235	$50,328
1-3 years	27,920	28,070
Total	$78,155	$78,398

Components of inventory, prepaid expenses and other current assets and property and equipment consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Inventories:
Raw materials	$4,862	$4,036
Work in process	2,285	1,874
Finished goods	4,580	5,358
	$11,727	$11,268

Prepaid expense and other current assets:
Prepaid software maintenance	$3,041	$3,542
Other prepaid expenses	1,939	3,056
Other current assets (*)	2,753	1,507
	$7,733	$8,105

Property and equipment:
Computers and software	$20,425	$22,272
Equipment	33,942	37,735
Furniture and fixtures	2,656	1,535
	57,023	61,542
Less: accumulated depreciation	(42,347)	(46,702)
Total property and equipment, net	$14,676	$14,840

Other assets:
Investment in privately-held companies (Note 5)	$7,011	$6,000
Warrant to purchase preferred stock of a privately-held company (Note 5)	-	1,690
Others (*)	1,487	1,353
	$8,498	$9,043

In the fourth quarter of fiscal 2012, the Company increased its provision for excess and obsolete inventory to reflect the write down of certain unsalable inventory amounting to $6.2 million due to defects in the material used by one of our assembly vendors in the packaging process. In the third quarter of fiscal 2013, the Company entered into an agreement with the vendor whereby the vendor agreed to make a payment in the third and fourth quarter of fiscal 2013 based on the volume of inventory purchased from the vendor. The amount received during the year ended December 31, 2013 was approximately $1.8 million. In addition, the agreement included certain rebates for future purchases based on the volume of inventory purchased from the vendor. During the year ended December 31, 2013, the Company recognized a reduction in cost of goods sold of approximately $2.0 million related to this agreement.

(*)

Prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the total balance of prepaid expense and other current assets or other assets, nor did they have any impact on any other element of the consolidated financial statements.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accrued liabilities and other long-term liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Accrued and other current liabilities:
Accrued payroll and related expenses	$8,923	$7,317
Accrued royalties	3,587	6,203
Accrued restructuring (Note 7)	1,591	12
Accrued product rebate	121	1,063
Accrued payables	4,771	3,080
Others (*)	1,629	1,925
	$20,622	$19,600

Other long-term liabilities:
Non-current liability for uncertain tax positions	$14,145	$14,410
Others	2,377	2,417
	$16,522	$16,827

(*)

Prior year balances have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the total balance of accrued and other current liabilities, nor did they have any impact on any other element of the consolidated financial statements.

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

The Company’s Level 3 assets in 2012 related to warrants to purchase 5.3 million preferred stock of a privately held company at $0.717 per share (Note 5, Investment in privately-held company B). As of June 30, 2013, the Company concluded that the warrants are impaired, and that such impairment is other than temporary. The Company recorded an impairment charge for the full amount of the Company’s initial investment in the warrants in its consolidated statement of operations for year ended December 31, 2013.

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

The Company measures certain assets, including its cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. Other than as described in Note 5 related to a cost and equity method investment, the Company did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis in any period presented.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Assets:
Cash equivalents:
Money market funds	$33,192	$-	$-	$33,192

Short-term investments:
Certificate of deposits	$-	$10,874	$-	$10,874
Municipal securities	-	31,069	-	31,069
Corporate securities	-	10,313	-	10,313
United States government agencies	-	3,747	-	3,747
Total short-term investments	$-	$56,003	$-	$56,003

Liabilities:
Contingent consideration in connection with a business acquisition	$-	$-	$(27)	$(27)

The cash equivalents in the above table exclude $49.0 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2013.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair value measurements using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at fair value
Assets:
Cash equivalents:
Money market funds	$18,878	$-	$-	$18,878

Short-term investments:
Certificate of deposits	$-	$10,525	$-	$10,525
Municipal securities	-	52,513	-	52,513
Corporate securities	-	15,360	-	15,360
Total short-term investments	$-	$78,398	$-	$78,398

Other assets:
Fair value of warrant to purchase preferred stock (Note 5)	$-	$-	$1,690	$1,690

Liabilities:
Contingent consideration in connection with a business acquisition	$-	$-	$(108)	$(108)

The cash equivalents in the above table exclude $10.2 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2012.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the changes in the Company’s Level 3 assets and liabilities, which are measured at fair value on a recurring basis, for the year ended December 31, 2013 and 2012 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	Asset	Liabilities
Balance at January 1, 2012	$-	$(1,304)
Acquisition of warrant to purchase preferred stock (Note 5)	1,500	-
Milestone payment	-	1,180
Adjustment to fair value recorded during the period (Note 5)	190	16
Balance at December 31, 2012	$1,690	$(108)
Milestone payment	-	81
Adjustment to fair value recorded during the period (Note 5)	(1,690)	-
Balance at December 31, 2013	$-	$(27)

During the year ended December 31, 2013 and 2012, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the year ended December 31, 2013 and 2012.

NOTE 5—INVESTMENTS

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

In the third quarter of fiscal 2013, the Company increased its ownership interest to 21% by making an additional investment of $0.5 million. This increased the Company’s gross investment in the investee to $4.0 million. As a result of the change in ownership interest and after considering the changes in the level of its participation in the management and interaction with the investee, the Company determined that it has the ability to exert significant influence on the investee. Accordingly, the Company changed its accounting for the investee from the cost method to the equity method and will hence recognize its proportionate share of the investee’s operating results. As a result of this change, the Company recognized its proportionate share of the investee’s net loss in the consolidated statements of operations for the year ended December 31, 2013. Through December 31, 2013, the Company has reduced the value of its investment by approximately $0.5 million, representing of its proportionate share of the privately-held company’s net loss and amortization of intangible assets.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management determined that the full purchase price was allocable to the warrants, and as such none of the initial purchase price was assigned to the intangible assets.

The Company may also be required to pay up to an additional $16.5 million of cash consideration if certain revenue levels are achieved and certain financial or operational performance conditions are met, during the two year period starting October 2012. In the fourth quarter of fiscal 2013, as a result of the Company executing an agreement with a specific customer, one of the contingent consideration conditions was met and the Company paid the privately-held company $1.0 million. This amount has been appropriately recorded in the consolidated statement of operations as a component of selling, general and administrative expenses, as in substance it related to a commission paid for the acquisition of a new customer.  Additional consideration, if any, would become payable at the end of the measurement period in October 2014. The Company has assessed that the likelihood that it would be required to pay any additional cash consideration is remote.

As of June 30, 2013, the Company concluded that the investment in the warrant of this privately-held company was impaired, and that such impairment is other than temporary. In reaching this conclusion, the Company considered all available evidence, including that (i) the privately-held company had not achieved forecasted revenue or operating results, (ii) the privately-held company had limited liquidity or capital resources as of June 30, 2013, (iii) the privately-held company’s software business has deteriorated and (iv) the privately-held company efforts to raise additional financing have not been successful. As a result of the Company’s analysis of these factors, the Company believes that the possibility is remote that the Company will exercise its warrants to purchase the privately-held company’s preferred stock or that the Company will realize any other value from these investments. While there is no incremental cost to the Company to continue to hold the warrants, the Company believes that the possibility of a recovery in the value of the shares underlying the warrant is remote. The Company recorded an impairment charge of $1.5 million in the consolidated statements of operations for year ended December 31, 2013.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below summarizes the Company’s goodwill activities (in thousands):

December 31, 2013
Gross amount of goodwill	$40,856
Accumulated impairment	(19,210)
Carrying value at end of year	$21,646

There were no goodwill impairment charges recorded in the years ended December 31, 2013, 2012 and 2011.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased Intangible Assets

The following table presents the Company’s purchased intangible assets, including those arising from business acquisitions, as of December 31, 2013 and 2012 (in thousands):

		December 31, 2013
	Useful Life	Gross Carrying	Accumulated	Adjustments	Net Carrying
	(years)	Amount	Amortization		Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(778)	$-	$822
Core Technology	5	1,600	(933)	-	667
System Technology	3	400	(389)	-	11
Developed Technology	3-5	4,800	(1,400)	(175)	3,225
Customer Relationship	2-5	1,500	(1,025)	-	475
Acquisition-related intangible assets		9,900	(4,525)	(175)	5,200
Licensed Technology	5	6,137	(1,339)	(250)	4,548
Total intangible assets with finite lives		16,037	(5,864)	(425)	9,748
Intangible assets with indefinite lives
Trade Name	indefinite	600	-	-	600
Total intangible assets with indefinite lives		600	-	-	600
Total purchased intangible assets		$16,637	$(5,864)	$(425)	$10,348

		December 31, 2012
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(years)	Amount	Amortization	Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(511)	$1,089
Core Technology	5	1,600	(613)	987
System Technology	3	400	(256)	144
Developed Technology	3-5	4,800	(425)	4,375
Customer Relationship	2-5	1,500	(804)	696
Acquisition-related intangible assets		9,900	(2,609)	7,291
Licensed Technology	5	3,867	(306)	3,561
Total intangible assets with finite lives		13,767	(2,915)	10,852
Intangible assets with indefinite lives
Trade Name	indefinite	600	-	600
Total intangible assets with indefinite lives		600	-	600
Total purchased intangible assets		$14,367	$(2,915)	$11,452

In 2013, the Company determined that one of its developed technologies was impaired because the technology is no longer being used. The Company has recognized an impairment charge of the unamortized balance of $175,000 in the statements of operations for the year ended December 31, 2013.

For intangible assets that are subject to amortization, the Company recorded amortization expense on the condensed consolidated statements of operation as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of product revenue	$975	$425	$-
Research and development	1,033	307	-
Amortization of acquisition-related intangible assets	941	599	1,585
	$2,949	$1,331	$1,585

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

Year ending December 31,	Amount
2014	$2,958
2015	2,947
2016	2,322
2017	1,294
Thereafter	227
Total	$9,748

Other Intangible Assets

In the fourth quarter of 2011, the Company assessed its advances to a third party for intellectual properties for impairment. The Company concluded that the intangible assets related to these advances amounting to $8.5 million were fully impaired as of December 31, 2011, and recorded an impairment charge for the full amount in 2011.

NOTE 7—RESTRUCTURING CHARGES

2013 Restructuring Plan

In December 2013, the Company initiated a restructuring plan in order to appropriately align its operating costs in connection with its annual 2014 operating plan and focus its resources on key strategic priorities, impacting some full-time positions in its Sunnyvale, California office. In connection with this restructuring plan, as per ASC 450, the Company estimated that the range of probable termination benefit expense to between $1.6 million and $2.6 million. The Company has concluded that no amount within that range is more likely than any other, and therefore has determined that the amount of current liability it should record for this plan is $1.6 million. In accordance with ASC 712, the Company recorded restructuring charges of approximately $1.6 million consisting of termination benefits in accordance with the Company’s policy, for the elimination of these full-time positions in 2014. The Company expects to make cash payments of approximately $0.9 million in the first quarter of 2014 with remaining cash payments to be made through the third quarter of fiscal 2014. The Company will update its evaluation of the range of restructuring charges on a quarterly basis. The Company has classified approximately $284,000 of these charges as a component of cost of sales.

Other Restructuring Activities in 2013

During the year ended 2013, the Company also initiated other restructuring activities intended to improve its operational efficiencies by reducing excess workforce in certain areas. The Company recorded restructuring expense of approximately $486,000 relating to these restructuring activities, offset by the reversal of accrued severance and benefits of approximately $10,000 resulting from a change in estimates of cost incurred for prior restructuring activities.  The restructuring expense consisted of severance and benefits related to the terminated employees, offset by the reversal of accrued severance and benefits resulting from a change in estimates of costs incurred for prior restructuring activities.

2012/2011 Restructuring Activities

For the years ended December 31, 2012 and 2011, the Company recorded restructuring expense of approximately $0.1 million and $2.3 million, respectively, primarily consisting of severance and benefits of terminated employees. The 2012 related expense also consisted of the sublease portion of rent payments on an exited facility. The 2011 related expense also included costs relating to operating lease commitments on exited facilities associated with the SiBEAM acquisition as well as cost relating to operating lease commitments from prior exited facilities.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the restructuring activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Employee Severance and Benefits	Operating Lease and Other Agreements Cancellation	Total
Accrued restructuring balance as of January 1, 2011	$-	$1,849	$1,849
Additional accruals/adjustments	1,638	631	2,269
Cash payments	(852)	(2,390)	(3,242)
Foreign currency changes	-	34	34
Accrued restructuring balance as of December 31, 2011	786	124	910
Additional accruals/adjustments	(146)	256	110
Cash payments	(628)	(380)	(1,008)
Accrued restructuring balance as of December 31, 2012	12	-	12
Additional accruals/adjustments	2,067	-	2,067
Cash payments	(488)	-	(488)
Accrued restructuring balance as of December 31, 2013	$1,591	$-	$1,591

NOTE 8—LEASE OBLIGATIONS

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

The Company also leases office spaces in China, Japan, Korea, India and Taiwan. During the year ended December 31, 2013, the Company renewed its leases for office spaces in Shenzhen, China and Japan.

The Company’s future operating lease commitments at December 31, 2013 were as follows (in thousands):

Year ending December 31,	Operating Lease Obligations
2014	$3,247
2015	2,640
2016	1,968
2017	1,977
2018	923
Total	$10,755

NOTE 9—LEGAL PROCEEDINGS

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10—STOCKHOLDERS’ EQUITY

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

During the Company’s 2012 Annual Meeting of Stockholders held on May 16, 2012, the Company’s stockholders approved an increase of 7 million shares to the number of shares that can be issued under the 2008 Plan. As of December 31, 2013, the 2008 Plan had 5.5 million shares available for issuance..

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining Fair Value

Valuation and amortization method —The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option valuation model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Life —The expected life of the options represents the estimated period of time until exercised and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for the ESPP is based on the term of the purchase period.

Expected Volatility —The volatility rate is based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life.

Risk-Free Interest Rate —The risk-free interest rate is based on the implied yield currently available on United States Treasury zero-coupon issues with a term equal to the expected life at the date of grant of the options.

Expected Dividend —The expected dividend is based on the Company’s history and expected dividend payouts. The expected dividend yield is zero as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

As required by FASB ASC 718-10-35, “ Subsequent Measurement of Stock Compensation,” management makes an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest. Changes to the estimated forfeiture rate have not resulted in significant adjustments to stock compensation expense in any period presented.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31
	2013	2012	2011
Employee Stock Options Plans:
Expected life in years	4	4	4
Expected volatility	59.2%	70.5%	69.8%
Risk-free interest rate	1.0%	0.5%	1.4%
Expected dividends	none	none	none
Weighted average grant date fair value	$2.41	$2.24	$3.55

Employee Stock Purchase Plan:
Expected life in years	0.50	0.50	0.50
Expected volatility	35.8%	63.0%	71.3%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected dividends	none	none	none
Weighted average grant date fair value	$1.27	$1.74	$2.28

As of December 31, 2013, the Company had $10.2 million of total unrecognized compensation expense related to RSUs and $4.2 million related to stock options, after estimated forfeitures. The unamortized compensation expense will generally be recognized on a ratable basis over the weighted average estimated remaining life of 2.36 years and 2.57 years, respectively, and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

At December 31, 2013, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $175,000. This expense will be recognized in the first quarter of 2014.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded $354,000, $0.5 million and $2.1 million of excess tax benefits from equity-based compensation plans, respectively, as a financing cash inflow.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Awards Activity

Stock Options

The following table summarizes the Company’s options outstanding with respect to its Stock Option Plans, excluding restricted stock units (RSU’s) (in thousands except per share data):

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Remaining	Aggregate
	Underlying	Price per	Contractual	Intrinsic
	Options	Share	Terms in Years	Value

At January 1, 2011	4,965	$5.54	-	-
Granted	2,041	6.71	-	-
Forfeitures and cancellations	(325)	6.67	-	-
Exercised	(744)	4.19	-	-
At December 31, 2011	5,937	6.05	-	-
Granted	1,489	4.31	-	-
Forfeitures and cancellations	(580)	6.40	-	-
Exercised	(412)	3.55	-	-
At December 31, 2012	6,434	5.78	-	-
Granted	1,111	5.29	-	-
Forfeitures and cancellations	(968)	7.52	-	-
Exercised	(425)	4.18	-	-
At December 31, 2013	6,152	$5.53	4.55	$8,180
Vested and expected to vest at December 31, 2013	5,728	$5.56	4.46	$7,688
Exercisable at December 31, 2013	3,450	$6.08	3.75	$4,250

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2013. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2013 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the market value of the Company’s common stock on the date of the exercise and the exercise price of each option; for the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.6 million and $3.0 million, respectively. The total grant date fair value of the options which vested during the years ended December 31, 2013, 2012 and 2011 was $3.5 million, $3.6 million and $1.4 million, respectively.

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

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the RSUs outstanding as of December 31, 2013 was as follows: (in thousands except per share data):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2011	2,719	$3.49
Granted	2,148	6.83
Vested	(1,561)	3.62
Forfeitures and cancellations	(323)	5.70
Outstanding at December 31, 2011	2,983	$5.59
Granted	1,416	4.44
Vested	(1,305)	4.86
Forfeitures and cancellations	(300)	5.53
Outstanding at December 31, 2012	2,794	$5.36
Granted	2,094	5.33
Vested	(1,067)	5.27
Forfeitures and cancellations	(321)	5.26
Outstanding at December 31, 2013	3,500	$5.37

The total grant date fair value of the RSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $5.6 million, $6.3 million and $5.6 million, respectively. Of the 3,500,473 RSUs outstanding as of December 31, 2013, approximately 2,706,139 units are expected to vest after considering the applicable forfeiture rate.

The aggregate fair value of awards that vested during the year ended December 31, 2013 was $5.6 million, which represents the market value of Silicon Image common stock on the date that the RSUs vested. The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

In August 2012, the Company granted 331,500 RSUs with market-based vesting criteria to executives and certain key employees pursuant to 2008 Plan. These market-based awards vest over four years with 25% of the total number of shares vesting on each anniversary of the grant date. Whether or not they vest is determined by a comparison of the price of the Company’s common stock and the price set by the Company, which ranged from $4.52 to $5.39 over the vesting period. The grant-date fair value of these awards was $1.2 million, estimated using a Monte Carlo simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to these awards will be recognized over the vesting period regardless of whether the market conditions are satisfied, provided that the requisite service has been provided. As of December 31, 2013, 224,625 shares of the outstanding restricted stock units were market-based restricted stock units.

In August and September 2013, the Company granted 875,000 performance-based restricted stock units (PBRSUs) to executives with vesting based on the Company’s GAAP earnings per share over the vesting period of 4.4 years. Each PBRSU represents the right to receive one share of the Company’s common stock upon the vesting of such PBRSU, and is subject to the terms of the Company’s 2008 Equity Incentive Plan. Any PBRSUs not vesting on a vesting date due to the Company’s GAAP earnings per share for the fiscal year in question not meeting the target for such fiscal year established by the Compensation Committee shall be forfeited. The grant date fair value of these awards was $4.7 million. As of December 31, 2013, the Company expects the earnings per share targets to be met and thus all the PBRSUs less estimated forfeitures are expected to vest.

During the years ended December 31, 2013, 2012 and 2011, the Company repurchased 378,823, 449,848 and 538,268 shares of stock, respectively, for an aggregate value of $2.0 million, $2.2 million and $3.3 million, respectively, from employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy such employees’ minimum statutory tax withholding requirement. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table summarizes the securities available for future issuance with respect to the Company’s 2008 Equity Incentive Plan (in thousands):

2008 Plan
Available at January 1, 2011	9,049
Authorized	-
Granted	(5,263)
Canceled	741
Available at December 31, 2011	4,527
Authorized	7,000
Granted	(3,614)
Canceled	811
Available at December 31, 2012	8,724
Authorized	-
Granted	(4,252)
Canceled	1,011
Available at December 31, 2013	5,483

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

In 2013, 2012 and, 2011, 915,984; 932,537 and 811,413 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $4.12, $4.47 and $3.80 per share, respectively. As at December 31, 2013, a total of 138 shares were reserved for future issuance. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of the Company’s total outstanding common shares as of the immediately preceding December 31.

Stock Repurchase Program

In April 2012, the Company’s Board of Directors authorized a $50.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions, cash on hand and other factors and may be made under a stock repurchase plan. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board at any time. Of the $50.0 million authorized by the Board of Directors in April 2012, approximately $7.3 million is still available for stock repurchase as of December 31, 2013. In July 2013, the Company’s Board of Directors authorized a new share repurchase plan as a follow-on to its current plan, wherein the Board authorized the Company to repurchase its common stock up to an additional $50.0 million.

On November 9, 2012, the Company entered into an accelerated share repurchase (ASR) agreement with Barclays Capital, Inc. (Barclays) to repurchase an aggregate of $30.0 million of its common stock. Pursuant to the ASR agreement, the Company paid $30.0 million in November 2012 and received a total of 1,050,383 and 5,072,463 shares of its common stock during the year ended December 31, 2013 and 2012, respectively, which are recorded as treasury stock in the consolidated balance sheet. The ASR agreement was fully settled in June 2013 and the average price of shares repurchased under the ASR was $4.90 per share.

The Company repurchased a total of 1,614,120 shares of its common stock, including shares repurchased pursuant to the ASR agreement, on the open market at a total cost of $8.2 million with an average price per share of $5.05 during the year ended December 31, 2013. The Company made an additional payment of $3.8 million in 2013 to settle the ASR.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES

Income (loss) before income taxes and the income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate:
U.S.	$(12,129)	$(11,668)	$(1,956)
Non U.S.	31,063	12,258	(110)
Total income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate	$18,934	$590	$(2,066)

	Year Ended December 31,
	2013	2012	2011
Provision for taxes
Current:
Federal	$(1,001)	$332	$(498)
State	(30)	(461)	(25)
Foreign	6,898	9,253	6,561
Total current provision	5,867	9,124	6,038

Deferred:
Federal	580	(83)	196
State	72	560	3
Foreign	83	(120)	221
Total deferred provision (benefit)	$735	$357	$420
Charge in lieu of taxes attributable to employee stock-based plans	353	498	2,125
Income tax provision	$6,955	$9,979	$8,583

The charge in lieu of taxes represents the tax provision from deductions for employee stock transactions, net of related amounts reported for financial reporting purposes, which are recorded as a direct increase to additional paid-in capital instead of a decrease to the income tax provision.

The Company’s effective tax rate differs from the federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax provision (benefit) at federal statutory rate	$6,630	$207	$(723)
Foreign income and withholding taxes	5,043	6,741	8,887
Stock-based compensation expense	956	1,048	939
State income taxes	(286)	(1,075)	(1,077)
Non-deductible expenses	59	64	183
Tax credits	(7,973)	(6,571)	(6,767)
Impact of valuation allowance	4,550	10,266	8,217
Federal exempt interest income	(123)	(308)	(345)
Benefit on loss of an unconsolidated affiliate	(171)	(631)	(347)
Unrecognized tax benefit interest release	(1,012)	-	-
Other	(718)	238	(384)
Income tax provision	$6,955	$9,979	$8,583

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2013	2012
Net operating loss carryforwards	$9,106	$14,562
Tax credits	48,003	40,867
Stock-based compensation expense	5,396	5,256
Accruals and other reserves	2,701	3,580
Inventory valuation	647	4,025
Depreciable and amortizable items	5,592	3,771
Capitalized research and development	11,274	12,106
Other items not currently deductible	3,539	3,395
Total deferred tax assets	$86,258	$87,562
Less: valuation allowance	(81,699)	(82,577)
Net deferred tax assets	$4,559	$4,985

Reported as:
Deferred income taxes, current	191	841
Deferred income taxes, non-current	4,368	4,144
Net deferred taxes	$4,559	$4,985

The Company has recorded a $81.7 million valuation allowance (including $64.1million for federal deferred tax assets and $17.7 million for state deferred tax assets) as a result of uncertainties related to the realization of its net deferred tax assets at December 31, 2013. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next 12 months positive evidence will be sufficient to release a material amount of our valuation allowance; however, there is no assurance that this will occur. The required accounting for potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.

As of December 31, 2013, the Company had federal net operating loss carryforward of approximately $16.5 million which will start expire in 2025 if not utilized. The Company has state net operating loss carryforwards of approximately $57.7 million, which will start to expire in 2017 if not utilized. As of December 31, 2013, the Company also had research credit carryforwards for federal and state purposes of approximately $12.9 million and $26.9 million, respectively. The federal credits will begin to expire in 2025, while the state credits do not expire.

In the event the Company was to experience a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state and foreign rules, the Company’s ability to utilize the credit carryforwards may be limited.

As of December 31, 2013, 2012 and 2011, the Company had gross tax effected unrecognized tax benefits of $21.2 million, $27.2 million and $26.6 million, of which $12.5 million, $11.8 million and $9.6 million, respectively, if recognized, would affect the effective tax rate. It is possible that the amount of unrecognized tax benefits will change within the next 12 months; however, an estimate of the range of change cannot be made at this time.

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance as of January 1	$27,175	$26,555	$23,771
Tax positions related to the current period:
Gross increase	3,340	2,888	3,530
Tax positions related to the prior period:
Gross increase	-	455	-
Gross decrease	(708)	-	-
Settlements	(468)	(2,687)	(708)
Dispositions	(7,552)	-	-
Lapse of statute of limitations	(568)	(36)	(38)
Balance as of December 31	$21,219	$27,175	$26,555

$10.5 million of the Company’s unrecognized tax benefits relate to withholding taxes arising from sales in various foreign countries. The Company considers the statute of limitations that exists as well as the administrative practice in such countries in order to reverse such liabilities seven years after their origination. During 2013, the Company recognized $0.5 million of such previously unrecognized benefits, with no impact to the income tax provision due to the reversal of offsetting deferred tax assets for corresponding foreign tax credits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. During the years ended December 31, 2013, 2012 and 2011, the Company accrued approximately $75,000, $221,000 and $209,000, respectively of additional interest related to unrecognized tax benefits. During the year ended December 31, 2013, the Company released $1.0 million of accrued interest associated with a lapse of statute of limitations. The Company conducts business globally and, as a result, it and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company remains subject to federal and state examination for all years from 1996 and forward by virtue of the tax attributes carrying forward from those years. The Company also remains subject to examination in most foreign jurisdictions for all years since 2006 or the year it began operations in those countries, if later.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

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

Revenue

Revenue by geographic area based on the billing address of customers was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$129,384	$106,154	$71,390
Taiwan	40,211	56,320	57,854
Japan	36,628	36,677	43,463
China	27,987	19,465	17,653
Europe	25,292	16,131	13,746
Korea	15,263	15,946	15,028
Other	1,641	1,671	1,875
Total revenue	$276,406	$252,364	$221,009

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s revenue by its primary markets was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Mobile	$149,148	$120,936	$65,789
Consumer Electronics	65,101	64,566	87,922
Personal Computers	13,059	17,985	20,523
Total product revenue	227,308	203,487	174,234
Licensing	49,098	48,877	46,775
Total revenue	$276,406	$252,364	$221,009

Certain prior period amount has been reclassified for consistency with the current period presentation. This change in classification had no effect on the previously reported consolidated statements of operations for any period. For the year ended December 31, 2012, the Company has reclassified $2.3 million of revenue from Personal Computers to Consumer Electronics to conform to its current presentation, which has been updated to reflect changes in how the Company views its products.

Customers representing more than 10% of total revenue were as follows:

	Year Ended December 31,
	2013	2012	2011
Samsung Electronics	40.2%	35.0%	23.4%
Edom Technology	6.4%	10.3%	13.8%
Weikeng Group	9.6%	0.0%	10.2%

At December 31, 2013, two customers represented 38.3% and 20.3% of net accounts receivable. At December 31, 2012, one customer represented 24.0% of net accounts receivable. The Company’s top five customers, including distributors, generated 67.1%, 64.4% and 61.4% of the Company’s revenue in 2013, 2012 and 2011, respectively.

Property and Equipment

The table below presents the net book value of the property and equipment by their physical location (in thousands):

	December 31,
	2013	2012
United States	$7,210	$6,519
China	4,627	4,834
Taiwan	1,216	1,586
India	1,410	1,509
Others	213	392
Net book value	$14,676	$14,840

SILICON IMAGE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2013. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	First Quarter (1)	Second Quarter (1)	Third Quarter	Fourth Quarter (2)
	(in thousands, except per share amounts)
2013
Total Revenues	$62,039	$73,679	$79,311	$61,377
Gross Profit	$35,974	$42,494	$45,904	$38,213
Net Income (Loss)	$(704)	$4,193	$8,965	$(964)
Net Income (Loss) Per Share:
Basic	$(0.01)	$0.06	$0.12	$(0.01)
Diluted	$(0.01)	$0.05	$0.11	$(0.01)

2012
Total Revenues	$55,003	$63,838	$73,919	$59,604
Gross Profit	$31,779	$37,805	$43,060	$29,279
Net Loss	$(9,576)	$(943)	$(408)	$(265)
Net Loss Per Share:
Basic & diluted	$(0.12)	$(0.01)	$(0.00)	$(0.00)

(1)

As described in Note 1, in the third quarter of 2013, the Company changed its accounting for its investment in a privately-held company from cost method to the equity method. Therefore, the results for the first and second quarter of 2013 have been retrospectively adjusted to account for the Company’s proportionate share of the privately-held company’ net loss.

(2)	The result for the fourth quarter of 2012 include an out-of-period adjustment to reduce intangible amortization expense by $1.2 million to correct certain prior period errors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silicon Image, Inc.

We have audited the accompanying consolidated balance sheets of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Image, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 21, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.

Dated: February 21, 2014	By:	/s/ CAMILLO MARTINO
Camillo Martino Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CAMILLO MARTINO	Chief Executive Officer and Director	February 21, 2014
Camillo Martino	(Principal Executive Officer)

/s/ NOLAND GRANBERRY	Chief Financial Officer	February 21, 2014
Noland Granberry	(Principal Financial Officer)

/s/ WILLIAM GEORGE	Director	February 21, 2014
William George

/s/ PETER HANELT	Director	February 21, 2014
Peter Hanelt

/s/ JOHN HODGE	Director	February 21, 2014
John Hodge

/s/ MASOOD JABBAR	Director	February 21, 2014
Masood Jabbar

/s/ WILLIAM RADUCHEL	Director	February 21, 2014
William Raduchel

INDEX TO EXHIBITS

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-1/A	333-83665	3.03	8/25/1999
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-26887	3.04	8/14/2001
3.03	Restated Bylaws of the Registrant.	8-K	000-26887	3.01	2/4/2005
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-83665	4.01	9/30/1999
10.01*	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and officers.	10-K	000-26887	10.01	3/15/2004
10.02*	1995 Equity Incentive Plan, as amended through July 20, 1999 and related forms of stock option agreements and stock option exercise agreements.	S-1/A	333-83665	10.02	8/25/1999
10.03*	1999 Equity Incentive Plan, as amended (including Sub-Plan for UK employees) and related forms of notice of grant of stock options, stock option agreement, stock option exercise notice and joint election (for UK employees).	10-K	000-26887	10.03	3/16/2006
10.04*	Amended and Restated 1999 Employee Stock Purchase Plan (ESPP 1999), approved by stockholders May 18, 2011.	10-Q	000-26887	10.01	8/4/2011
10.05*	ESPP 1999 UK Sub-Plan as amended.	10-Q	000-26887	10.03	8/8/2007
10.06†	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998.	S-1/A	333-83665	10.12	9/10/1999
10.07†	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant.	S-1/A	333-83665	10.13	7/30/1999
10.08	Digital Visual Interface Specification Revision 1.0 Promoter’s Agreement dated January 8, 1999.	S-1/A	333-83665	10.14	7/30/1999
10.09*	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers.	S-1/A	333-83665	10.21	9/10/1999
10.10*	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement.	S-8	333-63900	4.05	6/26/2001
10.11*	CMD Technology Inc. 1999 Stock Incentive Plan, as amended and related form of Stock Option Agreement.	10-Q	000-26887	10.36	11/14/2001
10.12*	Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement.	10-Q	000-26887	10.37	11/14/2001
10.13*	TransWarp Networks, Inc. 2002 Stock Option/Stock Issuance Plan.	S-8	333-105498	4.06	5/23/2003
10.14†	Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant.	10-Q	000-26887	10.01	8/9/2005
10.15*	Employment Offer Letter between Edward Lopez and the Registrant dated December 23, 2006.	10-K	000-26887	10.34	3/1/2007
10.16†	Settlement and License Agreement between the Registrant and Genesis Microchip Inc. dated December 21, 2006.	10-K	000-26887	10.35	3/1/2007
10.17*	Employment Offer Letter between Noland Granberry and the Registrant dated February 14, 2006.	10-Q	000-26887	10.04	5/7/2007
10.18*	Form of Change of Control Retention Agreement.	10-Q	000-26887	10.01	5/3/2012
10.19*	1999 Equity Incentive Plan, as amended and restated December 14, 2007.	10-K	000-26887	10.40	2/27/2008
10.20*	Notice of Grant of Restricted Stock Units under 1999 Equity Incentive Plan to named executive officers (for U.S. Participants), dated February 15, 2008.	8-K	000-26887	10.01	2/22/2008
10.21*	2008 Equity Incentive Plan, as amended including Forms of Grant Agreements.	10-Q	000-26887	10.01	8/8/2002
10.22	Settlement of litigation with Analogix Semiconductor, Inc., dated December 4, 2008.	8-K	000-26887	99.01	12/5/2008
10.23	Lease Agreement entered into on January 6, 2011 between Christensen Holdings, L.P. and the Registrant.	10-K	000-26887	10.33	2/17/2011
10.24*	Employment offer letter with Camillo Martino dated December 23, 2009.	8-K	000-26887	10.01	1/8/2010
10.25*	Silicon Image, Inc. Executive Incentive Compensation Plan for Fiscal Year 2013	10-Q	000-26887	10.01	5/9/2013
10.26*	Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2013	10-Q	000-26887	10.02	5/9/2013
10.27*	Severance Agreement between Noland Granberry and the Registrant dated September 6, 2013	10-Q	000-26887	10.01	11/7/2013
21.01	Subsidiaries of the Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	This exhibit is a management contract or compensatory plan or arrangement.
**	This exhibit is being furnished, rather than filed and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.