Form 10-Q
period 2014-03-31
SILICON IMAGE INC
filed 2014-05-06
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 28, 2014
Common Stock, $0.001 par value	78,337,122

SILICON IMAGE, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$84,980	$82,220
Short-term investments	53,154	56,003
Accounts receivable, net of allowances for doubtful accounts of $362 at March 31, 2014 and $531 at December 31, 2013	37,128	34,729
Inventories	15,325	11,727
Prepaid expenses and other current assets	6,146	7,733
Deferred income taxes	202	191
Total current assets	196,935	192,603
Property and equipment, net	14,016	14,676
Deferred income taxes, non-current (Note 11)	—	4,368
Intangible assets, net (Note 7)	9,600	10,348
Goodwill	21,646	21,646
Other assets	9,619	8,498
Total assets	$251,816	$252,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,441	$12,894
Accrued and other current liabilities	18,641	20,622
Deferred margin on sales to distributors	8,700	9,634
Deferred license revenue	1,417	2,742
Total current liabilities	42,199	45,892
Other long-term liabilities	14,303	16,522
Total liabilities	56,502	62,414
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 78,320,895 shares at March 31, 2014 and 77,418,247 shares at December 31, 2013	101	100
Additional paid-in capital	543,377	536,935
Treasury stock, 27,442,800 shares at March 31, 2014 and 27,323,067 shares at December 31, 2013	(158,622)	(157,898)
Accumulated deficit	(189,401)	(189,302)
Accumulated other comprehensive income	(141)	(110)
Total stockholders’ equity	195,314	189,725
Total liabilities and stockholders’ equity	$251,816	$252,139
  See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Product	$46,766	$50,341
Licensing	14,795	11,698
Total revenue	61,561	62,039
Cost of revenue and operating expenses:
Cost of product revenue (1)(2)	24,795	25,798
Cost of licensing revenue	20	267
Research and development (3)	16,957	18,558
Selling, general and administrative (4)	16,865	16,402
Amortization of acquisition-related intangible assets	208	251
Restructuring expense (5)	129	(7)
Total cost of revenue and operating expenses	58,974	61,269
Income from operations	2,587	770
Interest income and other, net	18	391
Income before provision for income taxes and equity in net loss of an unconsolidated affiliate	2,605	1,161
Income tax expense	2,554	1,742
Equity in net loss of an unconsolidated affiliate	150	123
Net loss	$(99)	$(704)
Net loss per share – basic and diluted	$(0.00)	$(0.01)
Weighted average shares – basic and diluted	77,858	77,421
_________________
(1) Includes amortization of acquisition-related intangible assets	$225	$250
(2) Includes stock-based compensation expense	$173	$135
(3) Includes stock-based compensation expense	$913	$1,018
(4) Includes stock-based compensation expense	$1,951	$1,771
(5) Includes stock-based compensation expense	$30	$—

   See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(99)	$(704)
Components of accumulated other comprehensive loss, net of zero tax:
Foreign currency translation adjustments	(39)	(24)
Fair value of effective cash flow hedges	—	—
Unrealized gains (losses) on short-term investments
Unrealized gain (loss) arising during the period	8	(123)
Reclassification adjustment for gains included in net income	—	(9)
Total unrealized gain (loss) on short-term investments	8	(132)
Other comprehensive loss	(31)	(156)
Comprehensive loss	$(130)	$(860)

See accompanying Notes to Condensed Consolidated Financial Statements.

   SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(99)	$(704)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	1,573	1,573
Stock-based compensation expense	3,067	2,924
Amortization of investment premium	248	328
Tax benefits from employee stock-based transactions	44	8
Amortization of intangible assets	748	702
Deferred income taxes	(11)	—
Excess tax benefits from employee stock-based transactions	(44)	(8)
Realized gain on sale of short-term investments	—	(9)
Equity in net loss of unconsolidated affiliate	150	123
Others	(24)	560
Changes in assets and liabilities:
Accounts receivable	(2,375)	(3,138)
Inventories	(3,598)	(3,013)
Prepaid expenses and other assets	1,616	904
Accounts payable	786	8,286
Accrued and other liabilities	(1,029)	(2,506)
Deferred margin on sales to distributors	(934)	2,875
Deferred license revenue	(1,325)	125
Cash provided by (used in) operating activities	(1,207)	9,030
Cash flows from investing activities:
Proceeds from sales of short-term investments	7,535	13,027
Purchases of short-term investments	(4,964)	(5,431)
Purchases of property and equipment	(1,256)	(835)
Cash paid for assets purchased from a privately-held company	—	(300)
Purchase of intellectual properties	—	(378)
Cash provided by investing activities	1,315	6,083
Cash flows from financing activities:
Proceeds from employee stock program	3,334	2,606
Excess tax benefits from employee stock-based transactions	44	8
Repurchases of restricted stock units for income tax withholding	(713)	(653)
Payment to acquire treasury shares	(11)	—
Cash paid to settle contingent consideration liabilities	(9)	(45)
Cash provided by financing activities	2,645	1,916
Effect of exchange rate changes on cash and cash equivalents	7	(134)
Net increase in cash and cash equivalents	2,760	16,895
Cash and cash equivalents — beginning of period	82,220	29,069
Cash and cash equivalents — end of period	$84,980	$45,964
Supplemental cash flow information:
Cash payment for income taxes	$(1,773)	$(1,655)
Restricted stock units vested	$1,895	$1,649
Property and equipment and other assets purchased but not paid for	$247	$1,418
Unrealized gain (loss) on short-term investments	$8	$(132)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) have been prepared on a basis consistent with our December 31, 2013 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of March 31, 2014 and December 31, 2013 and the related condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Financial results for the three months ended March 31, 2014 are not necessarily indicative of future financial results.

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

Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(99)	$(704)
Denominator:
Weighted average outstanding shares used to compute basic net loss per share	77,858	77,421
Effect of dilutive securities	—	—
Weighted average outstanding shares used to compute diluted net loss per share	77,858	77,421
Net loss per share – basic and diluted	$(0.00)	$(0.01)
For the three months ended March 31, 2014 and 2013, approximately 5.0 million and 5.6 million, respectively, common stock equivalents were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 3. BALANCE SHEET COMPONENTS
The components of inventories, prepaid expenses and other current assets, property and equipment and other assets consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Inventories:
Raw materials	$6,519	$4,862
Work in process	4,540	2,285
Finished goods	4,266	4,580
	$15,325	$11,727
Prepaid expenses and other current assets:
Prepaid software maintenance	$2,666	$3,041
Other prepaid expenses	1,763	1,939
Other current assets	1,717	2,753
	$6,146	$7,733
Property and equipment:
Computers and software	$21,037	$20,425
Equipment	34,168	33,942
Furniture and fixtures	2,647	2,656
	57,852	57,023
Less: accumulated depreciation	(43,836)	(42,347)
Total property and equipment, net	$14,016	$14,676
Other assets:
Investment in privately-held companies (Note 4)	$6,861	$7,011
Tax receivable, non-current (Note 11)	1,300	—
Others	1,458	1,487
	$9,619	$8,498

The components of accrued liabilities and other long-term liabilities were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Accrued and other current liabilities:
Accrued royalties	$8,245	$3,587
Accrued payroll and related expenses	4,024	8,923
Accrued payables	3,626	4,771
Accrued restructuring	627	1,591
Others	2,119	1,750
	$18,641	$20,622
Other long-term liabilities:
Non-current liability for uncertain tax positions	$11,956	$14,145
Others	2,347	2,377
	$14,303	$16,522

NOTE 4. INVESTMENTS

Equity Method Investment In a Privately-Held Company
On December 21, 2012, the Company agreed to purchase a 17.7% preferred stock equity ownership interest in a privately-held company that designs connectivity related software (“investee”) for a total consideration of $3.5 million. Concurrently with the initial $3.5 million equity investment agreement, the Company entered into the following agreements with the investee: (a) a call option agreement whereby the Company can acquire the investee at a purchase price of between $14.0 million and $20.0 million by fiscal 2014 plus earn-out payments of up to $10.75 million to be paid by fiscal 2016 subject to certain conditions; (b) a sales representative agreement; and (c) technology and Internet Protocol (IP) license agreement.  The $3.5 million was paid in various tranches during 2012 and 2013. The Company accounted for this investment under the cost method up to the period ended June 30, 2013 as the Company did not have the ability to exert significant influence over the investee.
In the third quarter of fiscal 2013, the Company increased its ownership interest to 21% by making an additional investment of $0.5 million. This increased the Company’s gross investment in the investee to $4.0 million. As a result of the change in ownership interest and after considering the changes in the level of its participation in the management and interaction with the investee, the Company determined that it has the ability to exert significant influence on the investee. Accordingly, the Company changed its accounting for the investee from the cost method to the equity method and will hence recognize its proportionate share of the investee’s operating results. As a result of this change, the Company recognized its proportionate share of the investee’s net loss in the condensed consolidated statements of operations for the three months ended March 31, 2014. Through March 31, 2014, the Company has reduced the value of its investment by approximately $0.6 million, representing of its proportionate share of the privately-held company’s net loss and amortization of intangible assets.

On March 29, 2014, the Company entered into a definitive agreement to exercise the call option discussed above. The net cash paid for the remaining ownership interest was $13.5 million, net of an estimated $0.5 million cash acquired. The Company finalized the acquisition on May 1, 2014 (Note 13).

Cost Method Investments In a Privately-Held Company

In February 2012, the Company paid $3.5 million in cash to purchase a minority interest in a privately-held company which designs and develops wireless semiconductor chips. This investment is accounted for using the cost method as the Company’s ownership percentage is minor and the Company does not exert significant influence over the investee.

NOTE 5. SALE OF CERTAIN ASSETS

On March 26, 2014, the Company entered into an agreement with a privately-held entity to sell certain assets, including certain trademark assets (which had a zero net book value immediately prior to the sale), to the entity for total proceeds of $2.0 million, payable on the earlier of March 26, 2017 or a change of ownership of the purchaser. The Company has recorded a long term receivable of $2.0 million, and a corresponding full reserve because of doubts about the collectability of the consideration, and has not recognized any gain or loss related to this transaction during the first quarter of fiscal 2014. Revenues and expenses related to the disposed assets were insignificant in all periods prior to the sale.

NOTE 6. FAIR VALUE MEASUREMENTS
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
The Company does not have significant Level 3 assets or liabilities.
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
The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Assets at fair value
Assets:
Cash equivalents:
Money market funds	$23,674	$—	$—	$23,674

Short-term investments:
Certificate of deposits	$—	$10,949	$—	$10,949
Municipal securities	—	27,205	—	27,205
Corporate securities	—	8,898	—	8,898
United States government agencies	—	6,102	—	6,102
Total short-term investments	$—	$53,154	$—	$53,154
The cash equivalents in the above table exclude $61.3 million in cash held by the Company in its accounts or with investment fund managers as of March 31, 2014.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Assets at fair value
Assets:
Cash equivalents:
Money market funds	$33,192	$—	$—	$33,192
Short-term investments:
Certificate of deposits	$—	$10,874	$—	$10,874
Municipal securities	—	31,069	—	31,069
Corporate securities	—	10,313	—	10,313
United States government agencies	—	3,747	—	3,747
Total short-term investments	$—	$56,003	$—	$56,003
The cash equivalents in the above table exclude $49.0 million in cash held by the Company in its accounts or with investment fund managers as of December 31, 2013.
There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended March 31, 2014.

NOTE 7. INTANGIBLE ASSETS
The following table presents the Company’s purchased intangible assets, including those arising from business acquisitions, as of March 31, 2014 (in thousands):

		March 31, 2014
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(845)	$755
Core Technology	5	1,600	(1,013)	587
System Technology	3	400	(400)	—
Developed Technology	5	4,500	(1,500)	3,000
Customer Relationships	2-5	1,500	(1,075)	425
Acquisition-related intangible assets		9,600	(4,833)	4,767
Licensed Technology	5	5,887	(1,654)	4,233
Total intangible assets with finite lives		15,487	(6,487)	9,000
Intangible assets with indefinite lives
Trade Name	indefinite	600	—	600
Total intangible assets with indefinite lives		600	—	600
Total purchased intangible assets		$16,087	$(6,487)	$9,600
 There were no impairment charges with respect to the acquisition-related intangible assets during the three months ended March 31, 2014.
Amortization expense of developed technology is recorded to cost of product revenue. Amortization expense of licensed technology is recorded to research and development. Amortization expense of the remainder of the intangible assets with finite lives is recorded to amortization of acquisition-related intangible assets.

For intangible assets that are subject to amortization, the Company recorded amortization expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of product revenue	$225	$250
Research and development	315	201
Amortization of acquisition-related intangible assets	208	251
	$748	$702
The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

Year ending December 31,	Amount
2014 (remaining 9 months)	$2,210
2015	2,947
2016	2,322
2017	1,294
Thereafter	227
Total	$9,000

NOTE 8. RESTRUCTURING CHARGES

For the three months ended March 31, 2014, the Company recorded restructuring expense of approximately $129,000 which primarily consisted of severance and benefits of terminated employees.

For the three months ended March 31, 2013, the Company recorded restructuring expense of approximately $(7,000) which primarily consisted of the reversal of accrued severance and benefits.

The table below summarizes the Company’s restructuring activities for the three months ended March 31, 2014 (in thousands):

Employee Severance and Benefits
Accrued restructuring balance as of January 1, 2014	$1,591
Cash payments	(964)
Accrued restructuring balance as of March 31, 2014	$627
In December 2013 and March 31, 2014, the Company estimated that the range of probable termination benefit expense related to its restructuring plan was between $1.6 million and $2.6 million. At that time, the Company concluded that no amount within that range was more likely than any other, and therefore determined that the amount of current liability it should record for this plan was $1.6 million. The Company made cash payments of approximately $1.0 million in the first quarter of 2014.
The $0.6 million outstanding restructuring liability as of March 31, 2014 is expected to be fully paid by the third quarter of fiscal 2014.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings

From time to time the Company has been named as a defendant or has acted as a plaintiff in judicial or administrative proceedings related to its business. Moreover, from time to time, the Company has received notices from licensees of its technology and from adopters of the standards for which the Company serves as agent disputing the payment of royalties and sometimes requesting a refund of royalties allegedly overpaid.

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

NOTE 10. STOCK-BASED COMPENSATION
The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employees and non-employee board members. This program includes incentive and non-statutory stock option grants and restricted stock units (RSUs) for employees, market-based RSUs and performance-based RSUs for the executive officers and RSUs for non-employee board members pursuant to which such individuals will receive grants immediately following each annual meeting of stockholders. These awards are granted under the stockholder approved 2008 Equity Incentive Plan. Stock option grants under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. RSU grants generally vest over a one to four-year period. RSU grants to non-employee members of our board vest on the earlier of the first anniversary of the grant date or the date of the Company’s first annual meeting of stockholders following the grant date. Additionally, our Employee Stock Purchase Plan (ESPP) allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.

Valuation and Expense Information under Stock-based Compensation
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2013
Employee stock option plans (i):
Expected life in years	—	4.0
Expected volatility	—	62.2%
Risk-free interest rate	—	0.6%
Expected dividends	—	none
Weighted average fair value	—	$2.28
Employee Stock Purchase Plan:
Expected life in years	0.5	0.5
Expected volatility	27.0%	40.1%
Risk-free interest rate	0.1%	0.1%
Expected dividends	none	none
Weighted average fair value	$1.32	$1.27
(i) The Company did not grant any stock options during the three months ended March 31, 2014.

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
For the three months ended March 31, 2014 and 2013, 372,089 and 566,078 shares of common stock, respectively, were purchased under the ESPP program. At March 31, 2014, the Company had $0.4 million of total unrecognized compensation expense under the ESPP program. The unamortized compensation expense will be amortized on a straight-line basis over a remaining period of approximately 4.5 months.

Stock Option Activity
The following is a summary of activity under the Company’s stock option plans during the three months ended March 31, 2014, excluding RSUs (in thousands, except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
At January 1, 2014	6,152	$5.53
Granted	—	—
Forfeitures and cancellations	(196)	6.34
Exercised	(339)	4.87
At March 31, 2014	5,617	$5.54	4.47	$10,660
Vested and expected to vest at March 31, 2014	5,301	$5.57	4.40	$10,063
Exercisable at March 31, 2014	3,678	$5.74	3.97	$7,171
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on March 31, 2014. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the quarter ended March 31, 2014 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three months ended March 31, 2014 and 2013 was $530,000 and $62,000, respectively.
At March 31, 2014, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.40 years, was $3.7 million, net of estimated forfeitures.

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
A summary of activity with respect to the Company’s RSUs during the three months ended March 31, 2014 is as follows: (in thousands, except weighted-average grant date fair value per share):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	3,500	$5.37
Granted	134	6.15
Vested	(312)	6.91
Forfeitures and cancellations	(139)	5.14
Outstanding at March 31, 2014	3,183	$5.27
Of the 3,183,374 RSUs outstanding as of March 31, 2014, approximately 2,511,855 units are expected to vest after considering the applicable forfeiture rate.
The aggregate fair value of awards that vested during the three months ended March 31, 2014 was $1.9 million, which represents the market value of Silicon Image common stock on the date that the RSUs vested. The grant date fair value of awards that vested during the three months ended March 31, 2014 was $2.2 million. The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
In August 2012, the Company granted 331,500 RSUs with market-based vesting criteria to executives and certain key employees pursuant to 2008 Plan. These market-based awards vest over four years with 25% of the total number of shares vesting on each anniversary of the grant date. Whether or not they vest is determined by a comparison of the price of the Company’s common stock and the price set by the Company, which ranged from $4.52 to $5.39 over the vesting period. The grant-date fair value of these awards was $1.2 million, estimated using a Monte Carlo simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to these awards will be recognized over the vesting period regardless of whether the market conditions are satisfied, provided that the requisite service has been provided. As of March 31, 2014, 224,625 shares of the outstanding restricted stock units were market-based restricted stock units.
In August and September 2013, the Company granted 875,000 performance-based restricted stock units (PBRSUs) to executives with vesting based on the Company’s GAAP earnings per share over the vesting period of 4.3 years.  Each PBRSU represents the right to receive one share of the Company’s common stock upon the vesting of such PBRSU, and is subject to the terms of the Company’s 2008 Equity Incentive Plan.  Any PBRSUs not vesting on a vesting date due to the Company’s GAAP earnings per share for the fiscal year in question not meeting the target for such fiscal year as established by the Compensation Committee shall be forfeited.  The grant date fair value of these awards was $4.7 million. As of March 31, 2014, the Company expects the earnings per share targets to be met and thus all the PBRSUs less estimated forfeitures are expected to vest.
At March 31, 2014, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.24 years, was $9.2 million, net of estimated forfeitures.
During the three months ended March 31, 2014 and 2013, the Company repurchased 117,533 and 134,215 shares of stock, respectively, for an aggregate value of $0.7 million for each period from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

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
The Company repurchased 2,200 shares of its common stock on the open market at a total cost of approximately $11,000 with an average price per share of $5.18 during the three months ended March 31, 2014.

NOTE 11. PROVISION FOR INCOME TAXES
The Company recorded an income tax expense of $2.6 million for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2014 was 98.0%. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.
The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at March 31, 2014. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next 12 months positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.
The Company recorded an income tax expense of $1.7 million for the three months ended March 31, 2013. The effective tax rates for the three months ended March 31, 2013 were 150.0%. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.

During the first quarter of 2014, the Company adopted ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires presenting an unrecognized tax benefit or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carry forward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standard became effective for the Company on January 1, 2014 and was applied prospectively to unrecognized tax benefits that exist at the effective date. Upon adoption of this guidance, the Company reduced deferred tax assets by $4.4 million, reduced unrecognized tax benefits by $3.1 million and recorded non-current tax receivable of $1.3 million.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued interest and penalties of $12,000 and $33,000 for the three months ended March 31, 2014 and 2013, respectively.

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

NOTE 12. CUSTOMERS AND GEOGRAPHIC INFORMATION
The Company operates in one reportable operating segment with offerings including semiconductors, intellectual property and related service offerings. The Company provides video, audio and data connectivity solutions for the mobile, consumer electronics and personal computer markets. The Company’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Revenue
Revenue by geographic area based on bill to locations was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$22,745	$29,591
Taiwan	11,289	9,633
Japan	8,923	8,251
Europe	8,311	5,497
China	7,160	5,349
Korea	2,666	3,417
Others	467	301
Total revenue	$61,561	$62,039

The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Mobile	$25,286	$33,603
Consumer Electronics	18,307	13,667
Personal Computers	3,173	3,071
Total product revenue	46,766	50,341
Licensing	14,795	11,698
Total revenue	$61,561	$62,039
For the three months ended March 31, 2014 and 2013, one customer represented 28.2% and 40.8% of total revenue, respectively. There were no other customers representing more than 10% of total revenue during the three months ended March 31, 2014 or 2013.
At March 31, 2014, two customers each represented 24.4% and 11.7% of net accounts receivable. At March 31, 2013, three customers each represented 33.3%, 15.6% and 12.5% of net accounts receivable. The Company’s top five customers, including distributors, generated 56.9% and 65.2% of the Company’s revenue for three months ended March 31, 2014 and 2013, respectively.

Property and Equipment
The table below presents the net book value of the property and equipment by their physical location (in thousands):

	March 31, 2014	December 31, 2013
United States	$6,956	$7,210
China	4,321	4,627
India	1,305	1,410
Taiwan	1,236	1,216
Others	198	213
Net book value	$14,016	$14,676

NOTE 13. SUBSEQUENT EVENT
On May 1, 2014, the Company finalized the acquisition of the remaining ownership interest in UpdateLogic, Inc. (ULI), a privately-held company headquartered in Minneapolis. UpdateLogic is a provider of a comprehensive device management system which enables consumer electronics manufacturers to control, maintain, and support internet-connected digital home products including TVs, Blu-ray Disc players, set-top boxes and gaming consoles. The net cash paid for the remaining ownership interest was $13.5 million, net of an estimated $0.5 million cash acquired. With this acquisition, the Company is extending its connectivity portfolio to include IP connectivity solutions for over-the-top applications including Digital Rights Management provisioning, software management and remote support. The Company is in the process of gathering information to determine the purchase price allocation for this acquisition and as such is currently unable to provide such information. The Company's consolidated results will include the results of ULI from the date of acquisition.

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
Our customers are product manufacturers in each of our target markets - mobile, CE, and PC. Our revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core/design licensing and royalty and adopter fees from our standards licensing activities.
Key Performance Indicators
Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance.

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Product Gross Profit as a Percentage of Total Product Revenue	47.0%	48.8%
Licensing Gross Profit as a Percentage of Total Licensing Revenue	99.9%	97.7%
Gross Profit as a Percentage of Total Revenue	59.7%	58.0%
Research and Development Expenses as a Percentage of Total Revenue	27.5%	29.9%
Net Cash Provided by (Used In) Operating Activities	$(1,208)	$9,030
Days Sales Outstanding In Receivables	54	59
Inventory Turns	6.5	7.3
Capital Spending as a Percentage of Total Revenue	2.0%	1.3%

Gross Profit as a Percentage of Total Revenue

Gross profit as a percentage of total revenue (“gross profit percentage”) is calculated as gross profit for the period divided by total revenue for the period and is comprised of product gross profit and licensing gross profit. For a description of the reasons for changes in gross profit refer to the “Results of Operations” section below. Management considers gross profit percentage to be an important indicator of the Company's ability to bring value to the market.

Research and Development as a Percentage of Total Revenue

Research and development as a percentage of total revenue (“R&D percentage”) is calculated as research and development expense for the period divided by total revenue for the period. Management considers R&D percentage to be an important indicator in our ability to manage our business, as investing in new technologies is a key component to future growth. For a description of the reasons for changes in R&D spending refer to the “Results of Operations” section below.

Net Cash Provided by (Used In) Operating Activities

Net cash provided by (used in) operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess (deficit) of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. We believe that cash flows from operations are an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. For a description of the reasons for changes in Net Cash Provided by Operating Activities refer to the “Liquidity and Capital Resources” section below.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the quarter divided by total revenue during the quarter and then multiplied by the number of days in the quarter, using 90 days for the quarter. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. DSO in receivables lower for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to improved collection efforts.

Inventory Turns

We calculate inventory turns as cost of sales during the quarter divided by net inventories at the end of the quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Inventory turns lower for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to higher inventory level as of March 31, 2014 to meet the anticipated sales volume for the next quarter.

Capital Spending as a Percentage of Total Revenue

Capital spending as a percentage of total revenue (“capital spending percentage”) is calculated as capital expenditures for the period divided by total revenue for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Capital spending percentage higher for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to increase in spending on purchases of research and development assets, computers and softwares to support our operations.

Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and accompanying notes. For a discussion of the critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations
REVENUE

	Three Months Ended March 31,
	2014	2013	Change
	(dollars in thousands)
Product revenue
Mobile	$25,286	$33,603	(24.8)%
Consumer Electronics	18,307	13,667	34.0%
Personal Computers	3,173	3,071	3.3%
Total product revenue	46,766	50,341	(7.1)%
Percentage of total revenue	76.0%	81.1%
Licensing revenue	14,795	11,698	26.5%
Percentage of total revenue	24.0%	18.9%
Total revenue	$61,561	$62,039	(0.8)%

Product Revenue

The decrease in product revenue for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to a decrease in our mobile revenue for that period due to the slow growth in the high-end smartphones segment. However, we anticipate design wins in some key mid-range smartphones in the second half of fiscal 2014 to offset the slow growth in the high-end smartphones segment. Our MHL products still represent the majority of our mobile revenue. CE revenue increased for the three months ended March 31, 2014 when compared to the same period in 2013 was primarily as a result of continued MHL penetration in TVs and Audio Video Receivers and the introduction of our HDMI 2.0/MHL 3.0 ICs that support High-Definition Content Protection (HDCP) 2.2 for use in the 4K Ultra HD products. Currently, we are the leading provider of ICs that support HDMI 2.0 with HDCP 2.2 as well as MHL 3.0 ICs (which also support HDCP 2.2). Our PC revenue was flat as we are no longer making any investments in these legacy products; however, our MHL and HDMI technologies are applicable for PC devices, and we also expect our 60GHz technology could increase PC revenues in the coming years.

Licensing Revenue

Our licensing activity is complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The increase in licensing revenue for the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to licensing revenue from patent monetization strategy and higher revenue from audit settlements and IP licensing of $4.7 million, partially offset by lower revenue from royalties of $1.9 million. Our licensing revenue may fluctuate quarter to quarter as a result of the timing of completion of IP license arrangements and settlement of royalty audits. HDMI royalty revenue is determined by an allocation contractually agreed to by the Company and the other HDMI Founders. The most recent agreement expired on December 31, 2013 and the Founders have not yet entered into a new agreement that will govern royalty sharing for the period January 1, 2014 and beyond. As such, no royalty revenue for the three months ended March 31, 2014 has been recorded on royalty that is not determinable.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended March 31,
	2014	2013	Change
	(dollars in thousands)
Cost of product revenue (1)	$24,795	$25,798	(3.9)%
Product gross profit	21,971	24,543	(10.5)%
Product gross profit margin	47.0%	48.8%
(1) Includes stock-based compensation expense	$173	$135
Cost of licensing revenue	$20	$267	(92.5)%
Licensing gross profit	14,775	11,431	29.3%
Licensing gross profit margin	99.9%	97.7%
Total cost of revenue	$24,815	$26,065	(4.8)%
Total gross profit	36,746	35,974	2.1%
Total gross profit margin	59.7%	58.0%

Cost of Revenue

Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties and license fees paid to vendors. Also included in cost of product revenue is the amortization of purchased technology and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Cost of licensing revenue consists primarily of costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue decreased for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to the lower standard cost of $1.7 million driven by lower revenue volume and lower overhead expense.

Product Gross Profit Margin

Our product gross margin during the three months ended March 31, 2014 decreased as compared to the same period in 2013 resulted from an increase in excess and obsolescence inventory reserve of $0.8 million related to product mix issues and changing customer priorities.

Licensing Gross Profit Margin
Licensing gross margin during the three months ended March 31, 2014 was comparable to the licensing gross margin for the same period in 2013.

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

The following table presents details of research and development expense:

	Three Months Ended March 31,		Change
	2014	2013	$ Change	% Change
	(dollars in thousands)
Salaries and benefits	$10,261	$10,086	$175	1.7%
Development and design costs	1,074	2,259	(1,185)	(52.5)%
Software licensing	1,324	1,383	(59)	(4.3)%
Stock-based compensation	913	1,018	(105)	(10.3)%
Other	3,385	3,812	(427)	(11.2)%
Research and development	$16,957	$18,558	$(1,601)	(8.6)%

R&D expense decreased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to lower development and design costs as we did not complete any tape-outs in the first quarter of fiscal 2014. Our R&D headcount as of March 31, 2014 was 344 employees as compared to 359 employees as of March 31, 2013.

Selling, general and administrative (SG&A)

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, marketing and promotional expenses, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Three Months Ended March 31,		Change
	2014	2013	$ Change	% Change
	(dollars in thousands)
Salaries and benefits	$9,151	$8,607	$544	6.3%
Legal and accounting fees	1,195	1,242	(47)	(3.8)%
Selling and marketing expenses	1,647	1,434	213	14.9%
Stock-based compensation	1,951	1,771	180	10.2%
Other	2,921	3,348	(427)	(12.8)%
Selling, general and administrative	$16,865	$16,402	$463	2.8%
SG&A expense increased for the three months ended March 31, 2014 when compared to the same period in 2013 primarily due to increase in salaries and benefits related expenses and stock-based compensation expense driven by headcount growth and an increase in marketing events-related expenses. Our SG&A headcount as of March 31, 2014 was 212 employees as compared to 208 employees as of March 31, 2013.

Amortization of Acquisition-Related Intangible Assets

	Three Months Ended March 31,
	2014	2013	Change
	(dollars in thousands)
Amortization of acquisition-related intangible assets	$433	$501	(13.6)%
Percentage of total revenue	0.7%	0.8%
The decrease in amortization expense for the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to the impairment of developed technology in the third quarter of fiscal 2013 and fully amortized of certain acquisition-related intangible assets.

Interest Income and Other, net

	Three Months Ended March 31,
	2014	2013	Change
	(dollars in thousands)
Interest income and other, net	$18	$391	(95.4)%
Percentage of total revenue	0.0%	0.6%
The interest and other income for the three months ended March 31, 2014 decreased as compared to the same period last year primarily due to lower interest income earned as we invest more in a low-risk investments, losses from foreign transactions.

Provision for Income Taxes

	Three Months Ended March 31,
	2014	2013	Change
	(dollars in thousands)
Income tax expense	$2,554	$1,742	46.6%
Percentage of total revenue	4.1%	2.8%
The effective tax rate for the three months ended March 31, 2014 was 98.0%. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.
The effective tax rate for the three months ended March 31, 2013 was 150.0%. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.

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

	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents	$84,980	$82,220	$2,760
Short term investments	53,154	56,003	(2,849)
Total cash, cash equivalents and short term investments	$138,134	$138,223	$(89)
Percentage of total assets	54.9%	54.8%
Total current assets	$196,935	$192,603	$4,332
Total current liabilities	(42,199)	(45,892)	3,693
Working capital	$154,736	$146,711	$8,025
As of March 31, 2014, $12.3 million of the cash and cash equivalents and short term investments was held by foreign subsidiaries. Local government regulations may restrict our ability to move cash balances from our foreign subsidiaries to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Quarterly Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements and anticipated purchases of property and equipment for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated.

Cash Flows
The following table summarizes our cash flows for the periods presented.

	Three Months Ended March 31,
	2014	2013
Purchases of property and equipment	$(1,256)	$(835)
Depreciation and amortization	2,321	2,275
Cash provided by (used in) operating activities	(1,207)	9,030
Cash provided by investing activities	1,315	6,083
Cash provided by financing activities	2,645	1,916

Operating Activities

We used $1.2 million of cash in operating activities during the three months ended March 31, 2014, primarily due to significant changes in our operating assets and liabilities resulted from the following:

•	increase in accounts receivable of $2.4 million due to higher billings over collections as well as higher concentration of sales in the last month of the quarter;

•	increase in inventory of $3.6 million primarily to meet the anticipated revenue levels for the next quarter;

•	decrease in accrued and other liabilities of $1.0 million primarily due to 2013 corporate bonus pay-out; and

•	decrease in deferred license revenue of $1.3 million due to the recognition of deferred revenue from prior quarter.

We generated $9.0 million of cash from operating activities during the three months ended March 31, 2013, primarily due to significant changes in our operating assets and liabilities resulted from the following:

•	increase in accounts payable of $8.3 million relating to increased payables due to our inventory purchases as well as timing of invoices and payments to vendors; and

•	increase in deferred margin on sales to distributors of $2.9 million due to increasing shipment to our distributors driven by the acceleration of demand for our products.

Investing Activities
We generated $1.3 million of cash from investing activities during the three months ended March 31, 2014, primarily resulting from net proceeds from the sales and maturities of short-term investments of $2.6 million, offset by $1.3 million used for capital expenditures. During the three months ended March 31, 2014, we sold $7.5 million and purchased $4.9 million of short-term investments.
We generated $6.1 million of cash from investing activities during the three months ended March 31, 2013, primarily resulting from net proceeds from the sales and maturities of short-term investments of $7.6 million, partially offset by $0.8 million used for capital expenditures, $300,000 used for strategic business investments and $378,000 used for purchases of intellectual properties. During the three months ended March 31, 2013, we sold $13.0 million and purchased $5.4 million of short-term investments.
We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

We generated $2.6 million of cash from financing activities during the three months ended March 31, 2014 primarily due to proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $3.3 million, partially offset by $0.7 million used to repurchase restricted stock units for minimum statutory income tax withholding.

We generated $1.9 million of cash from financing activities during the three months ended March 31, 2013 primarily due to proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $2.6 million, partially offset by $0.6 million used to repurchase restricted stock units for minimum statutory income tax withholding.

Contractual Obligations
Our contractual obligations as of March 31, 2014 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$9,950	$2,442	$4,609	$2,899	$—
The amounts above exclude liabilities under FASB ASC 740-10, Income Taxes – Recognition section, amounting to approximately $12.0 million as of March 31, 2014 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11, “Income Taxes,” in our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of March 31, 2014, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.4 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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
As of March 31, 2014, we did not have any derivative transactions.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our annual and quarterly operating results are likely to fluctuate significantly in the future based on a number of factors over many of which we have little or no control. These factors include, but are not limited to:

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

Our business has in the past and may in the future to be significantly impacted by deterioration in worldwide economic conditions and any uncertainty in the outlook for the global economy could make it more likely that our actual results will differ materially from expectations.
Global credit and financial markets have experienced in the past and may experience in the future certain disruptions, including national debt and fiscal concerns, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Our mobile and CE product revenue, which comprised approximately 70.8% and 76.2% of total revenue for the three months ended March 31, 2014 and 2013, respectively, is dependent on continued demand for consumer electronics devices, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones. Demand for consumer electronics devices is a function of the health of the economies in the United States, Japan and around the world. As a result, the demand for our mobile, CE and PC products and our operating results have in the past and may in the future be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may in the future have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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
To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller geometries. This requires us to change the manufacturing processes for our products and to redesign some products as well as standard cells and other integrated circuit designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently a majority of our products are manufactured in geometries that are 130 nanometers or higher. We are now designing more of our new products in 65 nanometers or lower and expect this trend to continue as we respond to market needs for higher speeds and bandwidths. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, resulting in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to lower nanometer geometry process technologies has and will continue to result in significantly higher mask and prototyping costs, as well as additional expenditures for engineering design tools and related computer hardware. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes.
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

Our mobile business operates within a market that is dominated by a few key OEMs (Samsung, Apple and Sony). These key players can be a significant driver to the growth of our business or could prevent our growth through deliberate or non-deliberate action.  Today, Samsung and Sony are key customers and our MHL technology is well positioned within their products; however, we do not have a presence in the iOS or Windows eco-systems or in all Android devices.  Our success and ability to grow is dependent upon our ability to continue to be successful within the Android eco-system and/or gain significant traction within the iOS eco-system and/or Windows eco-system.  Failure to maintain and grow our traction in these key eco-systems could materially affect IC unit volumes.
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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and we may not be able to diversify our customer and/or distributor base. For the three months ended March 31, 2014, revenue from Samsung Electronics accounted for 28.2% of our total revenue. No other customer generated revenues for more than 10% of our total revenue for the three months ended March 31, 2014. For the three months ended March 31, 2013, revenue from Samsung Electronics accounted for 40.8% of our total revenue. No other customer generated revenues for more than 10% of our total revenue for the three months ended March 31, 2013.  In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and/or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

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

Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 33.9% and 30.2% of our total revenue for both the three months ended March 31, 2014 and 2013, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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
Although we test our products before shipment, they are complex and may contain defects and errors. For example, in January 2013, we announced that we took a charge in the fourth quarter of 2012 to reflect the write down of certain unsalable inventory due to defects in the material used by one of our assembly vendors in the packaging process. In the past we have encountered defects and errors in our products. Because our products are sometimes integrated with products from other vendors, it can be difficult to identify the source of any particular problem. Delivery of products with defects or reliability, quality or compatibility problems, may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments and replacement costs, increased product returns, warranty and product liability claims against us that may not be fully covered by insurance. Any of these circumstances could substantially harm our business.

We face foreign business, political and economic risks because a majority of our products and our customers’ products are manufactured and sold outside of the United States and because we have employees in research and development centers and sales offices throughout the world.
A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three months ended March 31, 2014 and 2013, approximately 62.4% and 51.9% of our total revenue based on billing location, respectively, was generated from customers and distributors located outside of North America, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.
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
Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 27.5% and 29.9% for the three months ended March 31, 2014 and 2013, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.
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

Our participation in HDMI and MHL includes our acting as agent for these consortiums.  This role requires us to administer and promote the respective standards, the cost of which is offset through the receipt of adopter fees.  There is no guarantee that we will continue to act as agent for either or both of these standards, in which event, the loss of adopter fees may have an adverse effect on our financial results. We are currently in discussions with the other Founders of HDMI regarding a restructuring of our role as agent of the consortium.  While not concluded, we believe these discussions will result in a narrowing of our agent functions, resulting in a lowering of the adopter fees received by us.  We do not believe that any such reduction of HDMI adopter fees will have a material adverse effect on our financial results.

Through our wholly-owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI specification and are responsible for promoting and administering the specification. We receive all the adopter fees paid by adopters of the HDMI specification in connection as our role as agent. We are currently in discussions with the other Founders of HDMI regarding a restructuring of our role as agent.  While not concluded, we believe these discussions will result in a narrowing of our agent functions, resulting in a lowering of the adopter fees received by us.  We do not believe that any loss of HDMI adopter fees in connection with the narrowing of our agent will have a material adverse effect on our financial results.
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
With respect to royalties, after an initial period during which we received all of the royalties paid by HDMI adopters, in 2007, the HDMI founders reallocated the royalties to reflect each founder’s relative contribution of intellectual property to the HDMI specification. Following this reallocation, our portion of HDMI royalties was reduced to approximately 62%. In 2010, HDMI founders again reviewed the allocation of HDMI royalties and agreed on an allocation formula that further reduced the portion of HDMI royalties received by us. In 2013, we received between 35% to 39% of the royalty allocation.

The HDMI founders have agreed to review the allocation of HDMI royalties every three years, and such review is currently in process for the three (3) year period 2014 through 2016. The HDMI Founders have failed to reach agreement on the allocation of royalties for this period within the requisite timeframe, which has resulted in an interruption in our ability to recognize our portion of the royalties as revenues.  While not having an adverse effect on our financial performance for the first quarter 2014, we believe that if this interruption continues through the second quarter 2014, it will have a material adverse effect on our financial results for the second quarter 2014.  Further, should the level of our royalty allocation be reduced materially, our financial performance could be materially adversely affected.

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

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the three months ended March 31, 2014, more than 85% of our total revenue was derived from the sale of HDMI and MHL enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.
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

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the three months ended March 31, 2014 and 2013, customers and distributors located in Japan generated 14.5% and 13.3% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 18.3% and 15.5% of our total revenue based on billing location, respectively.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2014 to January 31, 2014	2,200	$5.18	2,200	$57,332,871
February 1, 2014 to February 28, 2014	—	—	—	57,332,871
March 1, 2014 to March 31, 2014	—	—	—	57,332,871
Total	2,200	$5.18	2,200

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

Dated: May 6, 2014	Silicon Image, Inc.

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