Form 10-Q
period 2014-06-30
SILICON IMAGE INC
filed 2014-08-08
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2014
Common Stock, $0.001 par value	78,239,599

SILICON IMAGE, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$93,348	$82,220
Short-term investments	47,367	56,003
Accounts receivable, net of allowances for doubtful accounts of $468 at June 30, 2014 and $531 at December 31, 2013	25,963	34,729
Inventories	23,710	11,727
Prepaid expenses and other current assets	5,775	7,733
Deferred income taxes	631	191
Total current assets	196,794	192,603
Property and equipment, net	14,369	14,676
Deferred income taxes, non-current (Note 11)	—	4,368
Intangible assets, net (Note 7)	18,250	10,348
Goodwill	30,458	21,646
Other assets	6,354	8,498
Total assets	$266,225	$252,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,580	$12,894
Accrued and other current liabilities	26,828	20,622
Deferred margin on sales to distributors	11,086	9,634
Deferred license revenue	1,889	2,742
Total current liabilities	56,383	45,892
Other long-term liabilities	13,650	16,522
Total liabilities	70,033	62,414
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 78,054,587 shares at June 30, 2014 and 77,418,247 shares at December 31, 2013	101	100
Additional paid-in capital	545,857	536,935
Treasury stock, 27,930,115 shares at June 30, 2014 and 27,323,067 shares at December 31, 2013	(161,249)	(157,898)
Accumulated deficit	(188,328)	(189,302)
Accumulated other comprehensive income	(189)	(110)
Total stockholders’ equity	196,192	189,725
Total liabilities and stockholders’ equity	$266,225	$252,139
  See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product	$50,938	$63,681	$97,704	$114,022
Licensing and services	8,598	9,998	23,393	21,696
Total revenue	59,536	73,679	121,097	135,718
Cost of revenue and operating expenses:
Cost of product revenue (1)(2)	24,814	31,023	49,609	56,821
Cost of licensing and services revenue	—	162	20	429
Research and development (3)	17,416	20,225	34,373	38,783
Selling, general and administrative (4)	15,166	16,097	32,031	32,499
Amortization of acquisition-related intangible assets	510	230	718	481
Restructuring expense (recoveries) (5)	113	—	242	(7)
Total cost of revenue and operating expenses	58,019	67,737	116,993	129,006
Income from operations	1,517	5,942	4,104	6,712
Proceeds from legal settlement	—	1,275	—	1,275
Other than temporary impairment of a privately held company investment	—	(1,500)	—	(1,500)
Interest income and other, net	1,043	500	1,061	891
Income before provision for income taxes and equity in net loss of an unconsolidated affiliate	2,560	6,217	5,165	7,378
Income tax expense	1,487	1,888	4,041	3,630
Equity in net loss of an unconsolidated affiliate	—	136	150	259
Net income	$1,073	$4,193	$974	$3,489
Net income per share – basic	$0.01	$0.05	$0.01	$0.05
Net income per share – diluted	$0.01	$0.05	$0.01	$0.04
Weighted average shares – basic	78,150	77,245	78,004	76,934
Weighted average shares – diluted	79,988	78,713	80,110	78,353
_________________
(1) Includes amortization of acquisition-related intangible assets	$225	$250	$450	$500
(2) Includes stock-based compensation expense	$148	$153	$321	$288
(3) Includes stock-based compensation expense	$792	$827	$1,705	$1,845
(4) Includes stock-based compensation expense	$1,344	$1,438	$3,295	$3,209
(5) Includes stock-based compensation expense	$44	$—	$74	$—

   See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,073	$4,193	$974	$3,489
Components of accumulated other comprehensive loss, net of zero tax:
Foreign currency translation adjustments	(53)	54	(92)	31
Fair value of effective cash flow hedges	—	—	—	—
Unrealized gains (losses) on short-term investments :
Unrealized gain (loss) arising during the period	6	(170)	14	(293)
Reclassification adjustment for gains included in net income	—	(133)	—	(142)
Total unrealized gain (loss) on short-term investments	6	(303)	14	(435)
Other comprehensive loss	(47)	(249)	(78)	(404)
Comprehensive income	$1,026	$3,944	$896	$3,085

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$974	$3,489
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,106	3,127
Stock-based compensation expense	5,395	5,342
Amortization of investment premium	487	578
Tax benefits from employee stock-based transactions	76	182
Other than temporary impairment of a privately held company investment	—	1,500
Amortization of intangible assets	1,798	1,384
Non-operating proceeds from legal settlement	—	(1,275)
Gain from business acquisition	(361)	—
Deferred income taxes	(440)	—
Excess tax benefits from employee stock-based transactions	(76)	(182)
Realized gain on sale of short-term investments	—	(143)
Equity in net loss of unconsolidated affiliate	150	259
Others	(21)	283
Changes in assets and liabilities:
Accounts receivable	9,108	10,421
Inventories	(11,983)	(4,734)
Prepaid expenses and other assets	1,927	1,418
Accounts payable	3,823	4,536
Accrued and other liabilities	5,673	(2,316)
Deferred margin on sales to distributors	1,452	3,067
Deferred license revenue	(1,958)	41
Cash provided by operating activities	19,130	26,977
Cash flows from investing activities:
Proceeds from sales of short-term investments	13,796	48,330
Purchases of short-term investments	(5,798)	(26,588)
Cash used in business acquisition, net of cash acquired	(13,464)	—
Purchases of property and equipment	(2,797)	(2,466)
Proceeds from legal settlement	—	1,275
Investment in privately held companies	—	(500)
Cash paid for assets purchased from a privately held company	—	(300)
Purchase of intellectual properties	—	(1,513)
Cash provided by (used in) investing activities	(8,263)	18,238
Cash flows from financing activities:
Proceeds from employee stock program	3,453	3,090
Excess tax benefits from employee stock-based transactions	76	182
Repurchases of restricted stock units for income tax withholding	(974)	(1,332)
Payment to acquire treasury shares	(2,377)	—
Cash paid to settle contingent consideration liabilities	(18)	(45)
Cash provided by financing activities	160	1,895
Effect of exchange rate changes on cash and cash equivalents	101	(233)
Net increase in cash and cash equivalents	11,128	46,877
Cash and cash equivalents — beginning of period	82,220	29,069
Cash and cash equivalents — end of period	$93,348	$75,946
Supplemental cash flow information:
Cash payment for income taxes	$(3,710)	$(2,705)
Restricted stock units vested	$2,936	$3,902
Property and equipment and other assets purchased but not paid for	$603	$688
Unrealized gain (loss) on short-term investments	$13	$(435)
See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) have been prepared on a basis consistent with our December 31, 2013 audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and our subsidiaries as of June 30, 2014 and December 31, 2013 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Financial results for the three and six months ended June 30, 2014 are not necessarily indicative of future financial results.

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

Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies during the three and six months ended June 30, 2014 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("ASU 2014-09").  ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the potential impact of adopting this new accounting guidance on its consolidated financial statements and footnote disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2015.

Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

NOTE 2. NET INCOME PER SHARE
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$1,073	$4,193	$974	$3,489
Denominator:
Weighted average outstanding shares used to compute basic net income per share	78,150	77,245	78,004	76,934
Effect of dilutive securities	1,838	1,468	2,106	1,419
Weighted average outstanding shares used to compute diluted net income per share	79,988	78,713	80,110	78,353
Net income per share – basic	$0.01	$0.05	$0.01	$0.05
Net income per share – diluted	$0.01	$0.05	$0.01	$0.04
For the three and six months ended June 30, 2014 approximately 3.3 million and 3.2 million, respectively, common stock equivalents were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
For the three and six months ended June 30, 2013 approximately 4.3 million and 4.5 million, respectively, common stock equivalents were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 3. BALANCE SHEET COMPONENTS
The components of inventories, prepaid expenses and other current assets, property and equipment and other assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Inventories:
Raw materials	$12,638	$4,862
Work in process	5,868	2,285
Finished goods	5,204	4,580
	$23,710	$11,727
Prepaid expenses and other current assets:
Prepaid software maintenance	$2,157	$3,041
Other prepaid expenses	1,632	1,939
Other current assets	1,986	2,753
	$5,775	$7,733
Property and equipment:
Computers and software	$22,368	$20,425
Equipment	34,635	33,942
Furniture and fixtures	2,656	2,656
	59,659	57,023
Less: accumulated depreciation	(45,290)	(42,347)
Total property and equipment, net	$14,369	$14,676
Other assets:
Investment in a privately held company (Note 4)	$3,500	$7,011
Tax receivable, non-current (Note 11)	1,300	—
Others	1,554	1,487
	$6,354	$8,498

The components of accrued liabilities and other long-term liabilities were as follows (in thousands):

	June 30, 2014	December 31, 2013
Accrued and other current liabilities:
Accrued royalties payable	$14,683	$3,587
Accrued payroll and related expenses	5,745	8,923
Accrued payables	3,593	4,771
Accrued restructuring	589	1,591
Others	2,218	1,750
	$26,828	$20,622
Other long-term liabilities:
Non-current liability for uncertain tax positions	$11,676	$14,145
Others	1,974	2,377
	$13,650	$16,522

NOTE 4. INVESTMENT

Cost Method Investment in a Privately Held Company
In February 2012, the Company paid $3.5 million in cash to purchase a minority interest in a privately held company which designs and develops wireless semiconductor chips. This investment is accounted for using the cost method as the Company’s ownership percentage is minor and the Company does not exert significant influence over the investee.

In July 2014, the privately held company was acquired by another entity and the Company sold its minority interest in connection with the acquisition. The Company expects to record a gain related to this sale of its investment during the third quarter of fiscal year 2014.

NOTE 5. BUSINESS ACQUISITION

On May 1, 2014, the Company finalized the acquisition of 79% of the ownership interest not already held in UpdateLogic, Inc. (ULI), a privately held company headquartered in Minneapolis. ULI is a provider of a comprehensive device management system which enables the control, maintenance, and support of internet-connected consumer electronics products including DTVs, Blu-ray Disc players, set-top boxes and gaming consoles. The net cash paid by the Company for the remaining ownership interest in ULI was $13.5 million, net of $0.5 million cash acquired. With the acquisition of ULI, the Company is extending its connectivity portfolio to include IP connectivity solutions for over-the-top applications including Digital Rights Management provisioning, software management and remote support.

ULI’s results of operations and the estimated fair value of the ULI assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning May 1, 2014. ULI's revenue and net loss for the period May 1, 2014 through June 30, 2014 was approximately $0.2 million and $0.6 million, respectively. Acquisition cost, which were expensed as incurred, were approximately $138,000.

Immediately prior to this acquisition, the Company held a 21% of the ownership interest in ULI through an equity investment that had been accounted for under the equity method of accounting. The investment balance immediately prior to the completion of the acquisition transaction was $3.4 million, net of cumulative equity method adjustments of $0.6 million. The estimated fair value of this preexisting ownership interest as of the acquisition date was $3.7 million. Estimating this fair value required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs. The difference of $0.3 million between the carrying value and the fair value of the Company's preexisting ownership interest in ULI as of the acquisition date has been recorded as a gain in the Company’s other income for the quarter ending June 30, 2014.

The fair value of the purchase price consideration consisted of the following (in thousands):

Cash	$14,000
Fair value of preexisting interest	3,722
Total purchase price	$17,722

Contingent consideration, up to a maximum of $10.8 million, will become due if certain billing levels are met by the acquired business in the first 18 months after acquisition. Management has determined that the fair value of this contingent consideration as of the acquisition date and June 30, 2014 iszero, and as such no amount related to it is included in the determination of purchase consideration.

Purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s allocation of the total purchase price is as follows (in thousands):

Estimated Fair Value
Assets acquired:
Cash	$536
Accounts receivable	322
Other current assets	36
Property and equipment	8
Intangible assets	9,700
Goodwill	8,812
Total assets acquired	19,414

Current liabilities assumed:
Accrued liabilities	(283)
Deferred revenue, current	(368)
Total current liabilities	(651)
Customer deposits	(227)
Long-term liabilities	(77)
Deferred revenue, non-current	(737)
Total liabilities assumed	(1,692)
Total purchase price	$17,722

The following table presents details of the intangible assets acquired through the acquisition of ULI ($ in thousands):

	Asset Life in Years	Fair Value
Customer relationships	5	$7,800
Developed technology	5	1,900
Total intangible assets		$9,700

The Company does not believe that there is any significant residual value associated with these intangible assets. The Company amortizes the intangible assets straight-line over their estimated useful lives. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs. The purchase price allocation as was based on a preliminary valuation and is subject to revision as more detailed analyzes are completed and additional information about the fair value of assets acquired and liabilities assumed become available, including the finalization of our valuation of identified intangible assets and deferred revenue.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill recognized in the acquisition of ULI was derived from expected benefits from cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will instead be tested for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and ULI as if the merger occurred at the beginning of each of the reporting periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from this acquisition including the amortization charges from acquired intangible assets and the stock-based compensation expense recognized for equity awards granted to ULI employees who joined the Company after the acquisition as though the acquisition was completed at the beginning of each reporting period presented. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each reporting period presented.

The unaudited pro forma financial information for the three and six months ended June 30, 2014 combined the historical results of the Company for the three and six months ended June 30, 2014, the historical results of ULI for the three and six months ended June 30, 2014, and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for the three and six months ended June 30, 2013 combined the historical results of the Company for the three and six months ended June 30, 2013, the historical results of ULI for the three and six months ended June 30, 2013, and the effects of the pro forma adjustments described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands except per share amounts)
Total revenues	$60,202	$73,795	$122,210	$135,940
Net income (loss)	$936	$3,024	$(232)	$1,102
Basic net income (loss) per share	$0.01	$0.04	$—	$0.01
Diluted net income (loss) per share	$0.01	$0.04	$—	$0.01

The pro forma adjustments did not have any impact on the pro forma combined provision for income taxes for the three and six months ended June 30, 2014 and 2013 due to net loss positions and valuation allowances on deferred income tax assets in those periods.

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
The Company measures certain assets, including its cost method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. The Company recorded other-than-temporary impairments of its privately held company investment of $1.5 million in the three and six months ended June 30, 2013. No other-than-temporary impairments related to financial assets required to be measured at fair value recorded in the three and six months ended June 30, 2014.
For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Assets at fair value
Assets:
Cash equivalents:
Money market funds	$27,104	$—	$—	$27,104

Short-term investments:
Certificate of deposits	$—	$10,766	$—	$10,766
Municipal securities	—	23,232	—	23,232
Corporate securities	—	7,274	—	7,274
United States government agencies	—	6,095	—	6,095
Total short-term investments	$—	$47,367	$—	$47,367
The cash equivalents in the above table exclude $66.2 million in cash held by the Company in its accounts or with investment fund managers as of June 30, 2014.
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
There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended June 30, 2014.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill
 The Company recorded $8.8 million of goodwill as a result of the acquisitions completed during the three and six months ended June 30, 2014. For further discussion, see Note 5.
The table below summarizes the Company's goodwill activities during the six months ended June 30, 2014 (in thousands):

Gross amount of goodwill	$40,856
Accumulated impairment	(19,210)
Additional goodwill from ULI acquisition	8,812
Carrying value at June 30, 2014	$30,458

There were no impairments to goodwill during the three and six months ended June 30, 2014 or 2013.

Purchased Intangible Assets
The following table presents the Company’s purchased intangible assets, including those arising from business acquisitions, as of June 30, 2014 (in thousands):

		June 30, 2014
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(911)	$689
Core Technology	5	1,600	(1,093)	507
System Technology	3	400	(400)	—
Developed Technology	5	6,400	(1,789)	4,611
Customer Relationships	2-5	9,300	(1,375)	7,925
Acquisition-related intangible assets		19,300	(5,568)	13,732
Licensed Technology	5	5,887	(1,969)	3,918
Total intangible assets with finite lives		25,187	(7,537)	17,650
Intangible assets with indefinite lives
Trade Name	indefinite	600	—	600
Total intangible assets with indefinite lives		600	—	600
Total purchased intangible assets		$25,787	$(7,537)	$18,250
 The Company recorded $9.7 million of purchased intangible assets as a result of the acquisitions completed during the three and six months ended June 30, 2014. For further discussion, see Note 5.
There were no impairment charges with respect to the acquisition-related intangible assets during the three and six months ended June 30, 2014.
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

For intangible assets that are subject to amortization, the Company recorded amortization expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of product revenue	$225	$250	$450	$500
Research and development	315	202	630	403
Amortization of acquisition-related intangible assets	510	230	718	481
	$1,050	$682	$1,798	$1,384
The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

Year ending December 31,	Amount
2014 (remaining 6 months)	$2,453
2015	4,887
2016	4,262
2017	3,235
Thereafter	2,813
Total	$17,650

NOTE 8. RESTRUCTURING CHARGES

For the three and six months ended June 30, 2014, the Company recorded restructuring expense of approximately $113,000 and $242,000, respectively, which primarily consisted of severance and benefits of terminated employees.

For the three months ended June 30, 2013, the Company did not record any restructuring expense and recorded $(7,000) for the six months ended June 30, 2013 which primarily consisted of the reversal of accrued severance and benefits.

The table below summarizes the Company’s restructuring activities during the six months ended June 30, 2014 (in thousands):

Employee Severance and Benefits
Accrued restructuring balance as of January 1, 2014	$1,591
Additional accruals/adjustments	242
Cash payments	(1,244)
Accrued restructuring balance as of June 30, 2014	$589

In December 2013 and June 30, 2014, the Company estimated that the range of probable termination benefit expense related to its restructuring plan was between $1.6 million and $2.6 million. At that time, the Company concluded that no amount within that range was more likely than any other, and therefore determined that the amount of current liability it should record for this plan was $1.6 million. The Company made cash payments of approximately $1.0 million for the six months ended June 30, 2014.
The $0.6 million outstanding restructuring liability as of June 30, 2014 is expected to be fully paid during the third quarter of fiscal 2014.

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

China National Development and Reform Commission (NDRC) Investigation: In March 2014, the NDRC notified HDMI Licensing, LLC, a wholly-owned affiliate of the Company and the agent for and entity charged with administering the HDMI specification, that the NDRC was investigating HDMI’s licensing activities in China under the Chinese Anti-Monopoly Law (AML). A broad range of remedies with respect to business practices deemed to violate the AML is potentially available to the NDRC, including but not limited to issuing an order to cease conduct deemed illegal, confiscating gains deemed illegally obtained, imposing a fine and requiring modifications to business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the NDRC. The Company continues to cooperate with the NDRC as it conducts its investigation.

HDMI Licensing, LLC and the Company will continue to defend themselves vigorously in the foregoing matter. However, litigation and administrative proceedings are inherently uncertain. Accordingly, the outcome of this matter cannot be predicted. The Company has not recorded any accrual at June 30, 2014 for contingent losses associated with this matter based on its belief that, at this time, a loss is not probable and any possible range of loss cannot be reasonably estimated. The unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee stock option plans:
Expected life in years	4.1	4.0	4.1	4.0
Expected volatility	55.5%	60.3%	55.5%	61.3%
Risk-free interest rate	1.3%	0.8%	1.3%	0.7%
Expected dividends	none	none	none	none
Weighted average fair value	$2.28	$2.24	$2.28	$2.26
Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	27.0%	40.1%	27.0%	40.1%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividends	none	none	none	none
Weighted average fair value	$1.32	$1.27	$1.32	$1.27

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
There were no shares purchased under the ESPP for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, 372,089 and 566,078 shares of common stock, respectively, were purchased under the ESPP. At June 30, 2014, the Company had $167,000 of total unrecognized compensation expense under the ESPP. The unamortized compensation expense will be amortized on a straight-line basis over a remaining period of approximately 1.5 months.

Stock Option Activity
The following is a summary of activity under the Company’s stock option plans during the six months ended June 30, 2014, excluding RSUs (in thousands, except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
At January 1, 2014	6,152	$5.53
Granted	136	5.19
Forfeitures and cancellations	(372)	6.45
Exercised	(370)	4.78
At June 30, 2014	5,546	$5.51	4.34	$3,809
Vested and expected to vest at June 30, 2014	5,268	$5.53	4.11	$3,727
Exercisable at June 30, 2014	3,776	$5.68	3.83	$3,266
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on June 30, 2014. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the quarter ended June 30, 2014 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and six months ended June 30, 2014 was $46,000 and $576,000, respectively, and $89,000 and $152,000 for the three and six months ended June 30, 2013, respectively.
At June 30, 2014, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.38 years, was $3.1 million, net of estimated forfeitures.

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
A summary of activity with respect to the Company’s RSUs during the six months ended June 30, 2014 is as follows: (in thousands, except weighted-average grant date fair value per share):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	3,500	$5.37
Granted	518	5.53
Vested	(501)	6.38
Forfeitures and cancellations	(287)	5.25
Outstanding at June 30, 2014	3,230	$5.26
Of the 3,229,774 RSUs outstanding as of June 30, 2014, approximately 2,582,302 units are expected to vest after considering the applicable forfeiture rate.
The aggregate fair value of awards that vested during the three and six months ended June 30, 2014 was $1.0 million and $2.9 million, respectively, which represents the market value of Silicon Image common stock on the date that the RSUs vested.

The grant date fair value of awards that vested during the three and six months ended June 30, 2014 was $1.0 million and $3.2 million, respectively. The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
In August 2012, the Company granted 331,500 RSUs with market-based vesting criteria to executives and certain key employees pursuant to 2008 Plan. These market-based awards vest over four years with 25% of the total number of shares vesting on each anniversary of the grant date. Whether or not they vest is determined by a comparison of the price of the Company’s common stock and the price set by the Company, which ranged from $4.52 to $5.39 over the vesting period. The grant-date fair value of these awards was $1.2 million, estimated using a Monte Carlo simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to these awards will be recognized over the vesting period regardless of whether the market conditions are satisfied, provided that the requisite service has been provided. As of June 30, 2014, 213,375 shares of the outstanding restricted stock units were market-based restricted stock units.
In August and September 2013, the Company granted 875,000 RSUs with performance-based vesting criteria to executives. These performance-based awards vest based on the Company’s GAAP earnings per share over the vesting period of 4.3 years.  Each RSU represents the right to receive one share of the Company’s common stock upon the vesting of such RSU, and is subject to the terms of the Company’s 2008 Equity Incentive Plan.  Any RSUs not vesting on a vesting date due to the Company’s GAAP earnings per share for the fiscal year in question not meeting the target for such fiscal year as established by the Compensation Committee shall be forfeited.  The grant date fair value of these awards was $4.7 million. In May 2014, the Company granted 100,000 RSUs with performance-based vesting criteria to one executive who joined the Company through the ULI acquisition. These performance-based awards also vest based on the Company's GAAP earnings per share over the vesting period of 3.6 years. The grant date fair value of these awards was $519,000. As of June 30, 2014, the Company expects the earnings per share targets to be met and thus all of the performance-based RSUs less estimated forfeitures are expected to vest.
At June 30, 2014, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 2.15 years, was $8.7 million, net of estimated forfeitures.
During the three months ended June 30, 2014 and 2013, the Company repurchased 46,815 and 129,488 shares of stock, respectively, for an aggregate value of $261,000 and $0.7 million, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. During the six months ended June 30, 2014 and 2013, the Company repurchased 164,348 and 263,703 shares of stock, respectively, for an aggregate value of $1.0 million and $1.3 million, respectively. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

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
The Company repurchased 440,500 shares of its common stock on the open market at a total cost of approximately $2.4 million with an average price per share of $5.37 during the three months ended June 30, 2014. The Company repurchased 442,700 shares of its common stock on the open market at a total cost of approximately $2.4 million with an average price per share of $5.37 during the six months ended June 30, 2014.

NOTE 11. PROVISION FOR INCOME TAXES
The Company recorded an income tax expense of $1.5 million and $4.0 million for the three and six months ended June 30, 2014. The effective tax rate for the three and six months ended June 30, 2014 was 58.1% and 78.2%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.
The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at June 30, 2014. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next 12 months positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.
The Company recorded an income tax expense of $1.9 million and $3.6 million for the three and six months ended June 30, 2013. The effective tax rates for the three and six months ended June 30, 2013 were 30.4% and 49.2%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.

During the first quarter of 2014, the Company adopted ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires presenting an unrecognized tax benefit or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carry forward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standard became effective for the Company on January 1, 2014 and was applied prospectively to unrecognized tax benefits that exist at the effective date. Upon adoption of this guidance, the Company reduced deferred tax assets by $4.4 million, reduced unrecognized tax benefits by $3.1 million and recorded a non-current tax receivable of $1.3 million.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued interest and penalties of $12,000 and $24,000 for the three and six months ended June 30, 2014, respectively, and approximately $34,000 and $67,000 for the three and six months ended June 30, 2013, respectively.
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

NOTE 12. CUSTOMERS AND GEOGRAPHIC INFORMATION
Following the acquisition of ULI (Note 5), the Company operates in two operating segments: product segment and service segment. In the product segment, the Company provides wired and wireless video, audio and data connectivity solutions for the mobile, consumer electronics, personal computer and enterprise markets with offerings including semiconductors, intellectual property and related service offerings. In the service segment, the Company provides a comprehensive device management system which enables the control, maintenance, and support of internet-connected consumer electronics products. The Company’s Chief Executive Officer, who is considered to be the Company’s chief operating decision maker, reviews financial information of these two operating segments separately for purposes of making operating decisions and assessing financial performance. For all periods presented the service segment represents less than 10% of total revenue and income, and thus separate information has not been presented for this operating segment.

Revenue
Revenue by geographic area based on bill to locations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$24,551	$35,096	$47,296	$64,687
Taiwan	9,340	11,197	20,629	20,830
Japan	11,163	10,396	20,086	18,647
Europe	6,309	6,453	14,620	11,950
China	4,491	6,447	11,651	11,796
Korea	3,374	3,646	6,040	7,063
Others	308	444	775	745
Total revenue	$59,536	$73,679	$121,097	$135,718

The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mobile	$24,847	$44,607	$50,133	$78,210
Consumer Electronics	22,640	15,974	40,947	29,641
Personal Computers	3,451	3,100	6,624	6,171
Total product revenue	50,938	63,681	97,704	114,022
Licensing and services	8,598	9,998	23,393	21,696
Total revenue	$59,536	$73,679	$121,097	$135,718
For the three and six months ended June 30, 2014, one customer represented 30.9% and 29.6% of total revenue, respectively. For the three and six months ended June 30, 2013, one customer represented 42.5% and 41.7% of total revenue respectively. There were no other customers representing more than 10% of total revenue during the three and six months ended June 30, 2014 and 2013.
At June 30, 2014, three customers each represented 16.9%, 15.3% and 12.5% of net accounts receivable. At December 31, 2013, two customers each represented 38.3% and 20.3% of net accounts receivable. The Company’s top five customers, including distributors, generated 64.0% and 60.3% of the Company’s revenue for three and six months ended June 30, 2014, respectively, and 70.5% and 67.4% of the Company's revenue for the three and six months ended June 30, 2013, respectively.

Property and Equipment
The table below presents the net book value of the property and equipment by their physical location (in thousands):

	June 30, 2014	December 31, 2013
United States	$7,768	$7,210
China	3,807	4,627
India	1,210	1,410
Taiwan	1,393	1,216
Others	191	213
Net book value	$14,369	$14,676

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

Company Overview
Silicon Image is a leading provider of video, audio and data connectivity solutions for the mobile, consumer electronics (CE), personal computer (PC) and enterprise markets. Our offerings include semiconductor, intellectual property (IP) and related service offerings which enable consumers to reliably connect their devices in home, office and mobile environments. Our products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, set-top-boxes, as well as desktop and notebook PCs. In February 2014, we launched our 60 Ghz wireless backhaul solutions for 4G LTE small cells designed for the small cell wireless backhaul market and other markets requiring wireless point to point solutions. On May 1, 2014, we finalized the acquisition of ULI and extended our connectivity portfolio to include IP connectivity solutions for over-the-top applications including Digital Rights Management provisioning, software management and remote support.
Silicon Image was founded in 1995. We are a Delaware corporation headquartered in Sunnyvale, California, with regional engineering and sales offices in China, Japan, Korea, Taiwan and India. Our Internet website address is www.siliconimage.com.
Our customers are product manufacturers in each of our target markets. Our revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core/design licensing and royalty and adopter fees from our standards licensing activities.
Key Performance Indicators
Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product Gross Profit as a Percentage of Total Product Revenue	51.3%	51.3%	49.2%	50.2%
Licensing and Services Gross Profit as a Percentage of Total Licensing and Services Revenue	100%	98.4%	99.9%	98%
Gross Profit as a Percentage of Total Revenue	58.3%	57.7%	59%	57.8%
Research and Development Expenses as a Percentage of Total Revenue	29.3%	27.5%	28.4%	28.6%
Net Cash Provided by Operating Activities	$20,337	$17,947	$19,130	$26,977
Days Sales Outstanding In Receivables	39	33	39	36
Inventory Turns	4.2	7.8	4.2	7.2
Capital Spending as a Percentage of Total Revenue	2.6%	2.2%	2.3%	1.8%

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities shown on our Condensed Consolidated Statements of Cash Flows primarily represents the excess of cash collected from billings to our customers and other receipts over cash paid to our vendors for expenses and inventory purchases to run our business. We believe that cash flows from operations are an important performance indicator because cash generation over the long term is essential to maintaining a healthy business and providing funds to help fuel growth. For a description of the reasons for changes in Net Cash Provided by Operating Activities refer to the “Liquidity and Capital Resources” section below.

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the quarter divided by total revenue during the quarter and then multiplied by the number of days in the quarter, using 90 days for the quarter. We calculate days sales outstanding (“DSO”) in receivables for the six months ended June 30, 2014 and 2013 as net receivables at the end of the quarter divided by total revenue for the six months ended June 30, 2014 and 2013 and then multiplied by the number of days for the six months, using 180 days for the six months. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. DSO in receivables is higher for the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily due to the timing of the shipments and related invoicing relative to the quarter end.

Inventory Turns

We calculate inventory turns as cost of sales during the quarter and six months divided by net inventories at the end of the quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Inventory turns is lower for the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily due to higher inventory level as of June 30, 2014 to meet the anticipated sales volume for the next quarter and significant production slowdown of one of our largest customers during the second quarter of fiscal 2014.

Capital Spending as a Percentage of Total Revenue

Capital spending as a percentage of total revenue (“capital spending percentage”) is calculated as capital expenditures for the period divided by total revenue for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Capital spending percentage higher for the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily due to increase in spending on purchases of research and development assets, computers and software to support our operations.

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

Results of Operations
REVENUE

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue
Mobile	$24,847	$44,607	(44.3)%	$50,133	$78,210	(35.9)%
Consumer Electronics	22,640	15,974	41.7%	40,947	29,641	38.1%
Personal Computers	3,451	3,100	11.3%	6,624	6,171	7.3%
Total product revenue	50,938	63,681	(20.0)%	97,704	114,022	(14.3)%
Percentage of total revenue	85.6%	86.4%		80.7%	84.0%
Licensing and services revenue	8,598	9,998	(14.0)%	23,393	21,696	7.8%
Percentage of total revenue	14.4%	13.6%		19.3%	16.0%
Total revenue	$59,536	$73,679	(19.2)%	$121,097	$135,718	(10.8)%

Product Revenue

The decrease in product revenue for the three and six months ended June 30, 2014 as compared to the same periods in 2013 was primarily due to a decrease in our mobile product revenue as a result of a significant production slowdown of one of our largest customers. Our MHL-enabled products still represent the majority of our mobile product revenue. CE revenue increased for the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to our HDMI 2.0/MHL 3.0 ICs that support High-Definition Content Protection (HDCP) 2.2 for use in the 4K Ultra HD products. Currently, we are the leading provider of ICs that support HDMI 2.0 with HDCP 2.2 as well as MHL 3.0 ICs (which also support HDCP 2.2). Our PC revenue was flat as we are no longer making investments in these legacy products; however, our MHL and HDMI technologies are applicable for PC devices, and we also expect our 60GHz technology could increase PC revenues in the coming years.

Licensing and Services Revenue

Our licensing and services revenue is comprised of revenue from our IP core licensing activity, patent monetization activities, device management system and remote support services and royalty and adopter fee revenue from our standards activities. Our IP core licensing, patent monetization, device management system and remote support services and standards activities are complementary to our product sales and helps us to monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The decrease in licensing and services revenue for the three months ended June 30, 2014 when compared to the same period in 2013 was primarily due to lower revenue from HDMI royalties in the amount of $1.9 million. HDMI royalty revenue is determined by an allocation formula contractually agreed to by the Company and the other HDMI Founders. The most recent agreement expired on December 31, 2013 and although a new royalty allocation formula has been agreed to, the Founders have not yet entered into a formal written agreement governing royalty sharing for the period January 1, 2014 through December 31, 2016, awaiting agreement on certain administrative matters. Given the lack of a formal written agreement, no royalty revenue for the three and six months ended June 30, 2014 has been recorded. The increase in licensing and services revenue for the six months ended June 30, 2014 when compared to the same period in 2013 was primarily due to increased revenue from our patent monetization activities and HDMI royalty audit settlements of $5.2 million, partially offset by lower HDMI royalties of $3.7 million. Our licensing and services revenue may fluctuate quarter to quarter as a result of the timing of completion of IP and patent licensing arrangements and settlement of royalty audits.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$24,814	$31,023	(20.0)%	$49,609	$56,821	(12.7)%
Product gross profit	26,124	32,658	(20.0)%	48,095	57,201	(15.9)%
Product gross profit margin	51.3%	51.3%		49.2%	50.2%
(1) Includes stock-based compensation expense	$148	$153		$321	$288
Cost of licensing and services revenue	$—	$162	(100.0)%	$20	$429	(95.3)%
Licensing and services gross profit	8,598	9,836	(12.6)%	$23,373	$21,267	9.9%
Licensing and services gross profit margin	100.0%	98.4%		99.9%	98.0%
Total cost of revenue	$24,814	$31,185	(20.4)%	$49,629	$57,250	(13.3)%
Total gross profit	34,722	42,494	(18.3)%	$71,468	$78,468	(8.9)%
Total gross profit margin	58.3%	57.7%		59.0%	57.8%

Cost of Revenue

Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties and license fees paid to vendors. Also included in cost of product revenue is the amortization of purchased technology and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Cost of licensing revenue consists primarily of costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue decreased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily due to the lower standard cost of $5.1 million and $6.8 million, respectively, driven by lower revenue volume and lower overhead expense.

Product Gross Profit Margin

Our product gross margin during the three months ended June 30, 2014 was flat as compared to the same period in 2013. Product gross margin decreased during the six months ended June 30, 2014 as compared to the same period in 2013 which resulted from an increase in excess and obsolescence inventory reserve of $0.8 million related to product mix issues and changing customer priorities.

Licensing and Services Gross Profit Margin
Licensing and services gross margin during the three and six months ended June 30, 2014 was comparable to the licensing and services gross margin for the same periods in 2013.

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
The following table presents details of research and development expense:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Salaries and benefits	9,725	10,820	(1,095)	(10.1)%	19,985	20,905	(920)	(4.4)%
Development and design costs	2,139	3,287	(1,148)	(34.9)%	3,213	5,547	(2,334)	(42.1)%
Software licensing	1,219	1,283	(64)	(5.0)%	2,543	2,666	(123)	(4.6)%
Stock-based compensation	792	827	(35)	(4.2)%	1,705	1,845	(140)	(7.6)%
Other	3,541	4,008	(467)	(11.7)%	6,927	7,820	(893)	(11.4)%
Research and development	17,416	20,225	(2,809)	(13.9)%	34,373	38,783	(4,410)	(11.4)%

R&D expense decreased for the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to decrease in salaries and benefit related expenses due to lower headcount and lower development and design costs as there were less product tape-outs during the three and six months ended June 30, 2014. Our R&D headcount as of June 30, 2014 was 355 employees as compared to 361 employees as of June 30, 2013.

Selling, general and administrative (SG&A)

Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation expense, marketing and promotional expenses, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Salaries and benefits	8,317	9,563	(1,246)	(13.0)%	17,468	18,177	(709)	(3.9)%
Legal and accounting fees	1,578	1,587	(9)	(0.6)%	2,774	2,829	(55)	(1.9)%
Selling and marketing expenses	596	955	(359)	(37.6)%	2,280	2,399	(119)	(5.0)%
Stock-based compensation	1,344	1,438	(94)	(6.5)%	3,295	3,209	86	2.7%
Other	3,331	2,554	777	30.4%	6,214	5,885	329	5.6%
Selling, general and administrative	15,166	16,097	(931)	(5.8)%	32,031	32,499	(468)	(1.4)%
SG&A expense decreased for the three and six months ended June 30, 2014 when compared to the same periods in 2013 primarily due to decrease in salaries and benefits related expenses driven by lower bonus and commission expense due to the Company's financial performance. Our SG&A headcount as of June 30, 2014 was 220 employees as compared to 213 employees as of June 30, 2013.

Amortization of Acquisition-Related Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Amortization of acquisition-related intangible assets	$735	$480	53.1%	$1,168	$981	19.1%
Percentage of total revenue	1.2%	0.7%		1.0%	0.7%
The increase in amortization expense for the three and six months ended June 30, 2014 when compared to the same periods in 2013 was primarily due to new intangible assets acquired from the acquisition completed during the three months ended June 30, 2014.

Interest Income and Other, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$1,043	$500	108.6%	$1,061	$891	19.1%
Percentage of total revenue	1.8%	0.7%		0.9%	0.7%
The interest and other income for the three and six months ended June 30, 2014 increased as compared to the same periods last year primarily due to gain from a prepaid royalty settlement of $0.6 million and other income associated with business acquisition completed during the three months ended June 30, 2014 (Note 5).

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense	$1,487	$1,888	(21.2)%	$4,041	$3,630	11.3%
Percentage of total revenue	2.5%	2.6%		3.3%	2.7%

The effective tax rate for the three and six months ended June 30, 2014 was 58.1% and 78.2%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.
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

	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$93,348	$82,220	$11,128
Short term investments	47,367	56,003	(8,636)
Total cash, cash equivalents and short term investments	$140,715	$138,223	$2,492
Percentage of total assets	52.9%	54.8%
Total current assets	$196,794	$192,603	$4,191
Total current liabilities	(56,383)	(45,892)	(10,491)
Working capital	$140,411	$146,711	$(6,300)
As of June 30, 2014, $12.8 million of the cash and cash equivalents and short term investments was held by foreign subsidiaries. Local government regulations may restrict our ability to move cash balances from our foreign subsidiaries to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place.

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

Cash Flows
The following table summarizes our cash flows for the periods presented.

	Six Months Ended June 30,
	2014	2013
Purchases of property and equipment	$(2,797)	$(2,466)
Depreciation and amortization	4,904	4,511
Cash provided by operating activities	19,130	26,977
Cash provided by (used in) investing activities	(8,263)	18,238
Cash provided by financing activities	160	1,895

Operating Activities

We generated $19.1 million of cash in operating activities during the six months ended June 30, 2014, primarily due to significant changes in our operating assets and liabilities resulted from the following:

•
decrease in accounts receivable of $9.1 million due to higher collection over billings due to improved collection efforts. This offset by an increase in inventory of $12.0 million due to higher inventory level as of June 30, 2014 to meet the anticipated sales volume for the next quarter and less product shipments to one of our largest customers during the second quarter of fiscal 2014;

•
increase in accrued and other liabilities of $5.7 million relating to an increased accrual for HDMI royalties that have not been distributed to the HDMI Founders as the Founders have not yet entered into a formal written agreement governing the royalty allocation for the period January 1, 2014 through December 31, 2016; and

•	increase in accounts payable of $3.8 million relating to increased payables due to our inventory purchases as well as timing of invoices and payments to vendors.

We generated $27.0 million of cash from operating activities during the six months ended June 30, 2013, primarily due to significant changes in our operating assets and liabilities resulted from the following:

•	decrease in accounts receivable of $10.4 million due to higher collection over billings due to improved collection efforts;

•	increase in accounts payable of $4.5 million relating to increased payables due to our inventory purchases as well as timing of invoices and payments to vendors; and

•	increase in deferred margin on sales to distributors of $3.1 million due to increasing shipment to our distributors driven by the acceleration of demand for our products.

Investing Activities
We used $8.3 million of cash from investing activities during the six months ended June 30, 2014, primarily due to cash used in business acquisition of $13.5 million and $2.8 million used for capital expenditures, offset by net proceeds from the sales and maturities of short-term investments of $8.0 million. During the six months ended June 30, 2014, we sold $13.8 million and purchased $5.8 million of short-term investments.
We generated $18.2 million of cash from investing activities during the six months ended June 30, 2013, primarily resulting from net proceeds from the sales and maturities of short-term investments of $21.7 million and $1.3 million proceeds from legal settlement, partially offset by $2.5 million used for capital expenditures, $0.8 million used for strategic business investments and $1.5 million used for purchases of intellectual properties. During the six months ended June 30, 2013, we sold $48.3 million and purchased $26.6 million of short-term investments.
We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

We generated $160,000 of cash from financing activities during the six months ended June 30, 2014 primarily due to proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $3.5 million, partially offset by $2.4 million to acquire treasury shares and $1.0 million used to repurchase restricted stock units for minimum statutory income tax withholding.

We generated $1.9 million of cash from financing activities during the six months ended June 30, 2013 primarily due to proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $3.1 million, partially offset by $1.3 million used to repurchase restricted stock units for minimum statutory income tax withholding.

Contractual Obligations
Our contractual obligations as of June 30, 2014 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$9,130	$1,637	$4,592	$2,901	$—
The amounts above exclude liabilities under FASB ASC 740-10, Income Taxes – Recognition section, amounting to approximately $11.7 million as of June 30, 2014 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11, “Income Taxes,” in our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of June 30, 2014, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.3 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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
As of June 30, 2014, we did not have any derivative transactions.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and we may not be able to diversify our customer and/or distributor base. For the three and six months ended June 30, 2014, revenue from Samsung Electronics accounted for 30.9% and 29.6% of our total revenue, respectively. No other customer generated revenues for more than 10% of our total revenue for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, revenue from Samsung Electronics accounted for 42.5% and 41.7% of our total revenue, respectively. No other customer generated revenues for more than 10% of our total revenue for the three and six months ended June 30, 2013.  In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and/or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

•	one or more of our customers or distributors becomes insolvent or goes out of business;

•	one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or

•	one or more significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

For example, for the three and six months ended June 30, 2014, our mobile product revenue decreased as compared to the same periods in 2013 as a result of a significant production slowdown by one of our largest customers. This had a material adverse effect on our financial results for the first half of 2014, especially the second quarter.

While our participation in multiple markets has broadened our customer base, we remain dependent on a small number of customers or, in some cases, a single customer for a significant portion of our revenue in any given quarter, the loss of which could adversely affect our operating results.
Our success depends on our ability to develop and bring to market innovative new technologies and products as well as continued growth in consumer and customer demand for these new technologies and products. We may not be able to develop and bring to market such technologies and products in a timely manner because the process of developing high-performance semiconductor and software products is complex and costly.
Our future growth and success depends on the continued growth in the market acceptance of and consumer and customer demand for our mobile technologies and semiconductor products, especially our MHL-enabled and wireless mobile products. Sales of our MHL-enabled products has accounted for a significant portion of our revenue growth in the recent past. If we cannot continue to increase consumer awareness of and demand for MHL-enabled and wireless products, our customers’ demand for our products may not continue to grow as rapidly as has been the case and may even decrease. For the three and six months ended June 30, 2014, our mobile product revenue decreased as compared to the same periods in 2013 as a result of a significant production slowdown by one of our largest customers. This had a material adverse effect on our financial results for the first half of 2014, especially the second quarter. Even though our mobile product revenue still represents a majority of our product revenue and our MHL-enabled products still represent a majority of our mobile product revenue, there can be no assurance that our mobile product revenue, especially our MHL-enabled product revenue, will continue to grow at rates in line with the recent past or at all, that we will not continue to experience further declines in our mobile product revenue or that we will not experience the loss of one or more mobile product customers. Any of these developments would have a negative impact on our business and results of operations.

Our future growth and success also depends on the growth in the market acceptance of and consumer and customer demand for our 60GHz wireless products. There can be no assurance that the market will ever accept or that there will ever be consumer or customer demand for our wireless products or that we will be successful in developing and marketing these new or other future products. Moreover, there is no assurance that our current, new or future products will ever incorporate the innovations, features or functionality at the price points necessary to achieve a desired level of market acceptance and/or penetration in the anticipated timeframes. For example, we have not yet seen the growth in the demand for and revenue from the sale of our 60GHz wireless products that we anticipated when we undertook development of the product. There is no way to make certain that any such current, new or future products will contribute significantly to our revenue in the future. We face significant competition from startups having the resources, flexibility and ability to innovate faster than we can. We also face competition from established companies with more significant financial resources and greater breadth of product line than we have, providing them with a competitive advantage in the marketplace. For example, in July 2014, Qualcomm, Inc. acquired Wilocity Ltd, a developer and licensor of wireless WiGig semiconductor technology. We expect that the combination of these two companies will represent a significant competitive threat to our wireless products. If we cannot continue to innovate our ability to develop and market new products could negatively affect our business and results of operations.
The development of new semiconductor and software products is highly complex. On several occasions in the past, we have experienced delays, some of which exceeded one year, in the development and introduction of our new semiconductor products. As our products integrate new, more advanced functions and transition to smaller geometries, they become more complex and increasingly difficult to design, manufacture and debug.
Our ability to successfully develop and introduce new products also depends on a number of factors, including, but not limited to:

•
our ability to accurately predict market trends and requirements, the establishment and adoption of new standards in the market and the evolution of existing standards and connectivity technologies, including enhancements or modifications to existing standards such as HDMI and MHL;

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

Our annual and quarterly operating results are likely to fluctuate significantly in the future based on a number of factors over many of which we have little or no control. These factors include, but are not limited to:

•	changes in the market demand for or acceptance of our customers' products;

•	the growth, evolution and rate of adoption of industry standards in our key markets, including mobile, CE and PCs;

•
the completion of a few key licensing transactions in any given period on which our anticipated licensing revenue and profits are highly dependent, and the timing of which is not always predictable and is especially susceptible to delay beyond the period in which completion is expected;

•	our licensing revenue has been uneven and unpredictable over time and is expected to continue to be uneven and unpredictable in the future;

•	the impact on our operating results of the results of the royalty compliance audits which we regularly perform;

•	competitive pressures, such as the ability of our competitors to offer or introduce products that are more cost-effective or that offer greater functionality than our products;

•	average selling prices and gross margins of our products, which are influenced by competition and technological advancements, among other factors;

•	government regulations or regulatory actions involving or impacting the industry standards in which we participate or our products;

•	the availability or continued viability of other semiconductors or key components required for a customer solution where we supply one or more of the necessary components;

•	the cost to manufacture our products, including the cost of gold, and prices charged by the third parties who manufacture, assemble and test our products;

•	negative yield impacts due to manufacturing or engineering flaws; and

•
fluctuations in market demand, one-time sales opportunities and sales goals, which sometimes result in heightened sales efforts during a given period that may adversely affect our sales in future periods.

Because we have little or no control over many of these factors and/or their magnitude, our operating results are difficult to predict and the outcome of any of these factors, including any substantial adverse change in any of these factors could negatively affect our business and results of operations including our annual and quarterly operating results. For example, for the three and six months ended June 30, 2014, our mobile product revenue decreased as compared to the same periods in 2013 as a result of a significant production slowdown by one of our largest customers. This had a material adverse effect on our financial results for the first half of 2014, especially the second quarter.

Our business has in the past and may in the future to be significantly impacted by deterioration in worldwide economic conditions and any uncertainty in the outlook for the global economy could make it more likely that our actual results will differ materially from expectations.
Global credit and financial markets have experienced in the past and may experience in the future certain disruptions, including national debt and fiscal concerns, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Our mobile and CE product revenue, which comprised approximately 79.8% and 75.2% of total revenue for the three and six months ended June 30, 2014, respectively, as compared to approximately 82.2% and 79.5% of total revenue for the three and six months ended June 30, 2013, respectively, is dependent on continued demand for consumer electronics devices, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones. Demand for consumer electronics devices is a function of the health of the economies in the United States, Japan and around the world. As a result, the demand for our mobile, CE and PC products and our operating results have in the past and may in the future be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may in the future have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

The IP Core licensing component of our business strategy increases our business risk and market volatility.
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
Our continued success selling MHL-enabled ICs into the mobile device market shall ultimately be dependent on the number of end users who actually use the functionality provided by our IC and the market demand for mobile devices incorporating them.

Currently our mobile device customers implement a “mirroring” use case with our MHL-enabled ICs.  They mirror whatever is displayed on the hand set and on the TV such that both the hand set and TV display the same video image.  If our customers decide that this use case is no longer required as part of the base functionality of their mobile devices due to low end user usage or other reasons, our customers may choose to remove our MHL IC from their design to reduce their system cost.

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

Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 39.6% and 36.7% of our total revenue for the three and six months ended June 30, 2014, respectively. Distributors generated 32.1% and 31.3% of our total revenue for the three and six months ended June 30, 2013, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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
The Securities and Exchange Commission requires disclosure by reporting companies of certain minerals, so called “    conflict minerals”, sourced from the Democratic Republic of Congo and adjoining countries (Covered Countries) for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured. These regulations also require a reporting company to disclose efforts to prevent the use of such minerals.
In our industry, such conflict minerals are most commonly found in metals. Some of our products use certain metals, such as gold, silicon and copper, as part of the manufacturing process. We have determined that our products contain conflict minerals that are necessary to the functionality or production of such products. However, we are unable to determine whether our products contain conflict minerals that originated in the Covered Countries.
If we determine that our products do contain conflict minerals that are not sourced responsibly, it may be difficult to obtain conflict minerals that are sourced responsibly. If we are required to use alternative supplies, the price we pay for such metals may increase. Additionally, our reputation with our customers could be harmed if we cannot certify that our products do not contain conflict metals that originated in the Covered Countries.

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
A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and six months ended June 30, 2014, approximately 58.4% and 60.4% of our total revenue based on billing location, respectively, was generated from customers and distributors located outside of North America, primarily in Asia and was approximately 51.9% for both the three and six months ended June 30, 2013. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.
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

•
governmental policies, laws and regulations and social pressures in foreign countries that favor and promote their own local, domestic companies over non-domestic companies, and additional trade and travel restrictions;

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
Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 29.3% and 28.4% for the three and six months ended June 30, 2014, respectively, and 27.5% and 28.6% for the three and six months ended June 30, 2013, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.
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

Our participation in HDMI and MHL includes our acting as agent for these consortiums.  This role requires us to administer and promote the respective standards, the cost of which is offset through the receipt of adopter fees.  There is no guarantee that we will continue to act as agent for either or both of these standards, in which event, the loss of adopter fees may have an adverse effect on our financial results. We are currently in discussions with the other Founders of HDMI regarding the potential restructuring of our role as agent of the consortium.  While not concluded, we believe these discussions may result in a narrowing of our agent functions, resulting in a lowering of the adopter fees received by us.  We do not believe that any such reduction of HDMI adopter fees will have a material adverse effect on our financial results.

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

The HDMI founders have agreed to review the allocation of HDMI royalties every three years, and such review is currently in process. Though a new royalty allocation formula has been agreed to, the HDMI founders have not yet entered into a formal written agreement governing the royalty allocation for the current three (3) period 2014 through 2016, awaiting agreement on the potential restructuring of our role as agent of the consortium. Given the lack of a formal written agreement, no royalty revenue for the three and six months ended June 30, 2014 has been recorded. This interruption in our ability to recognize HDMI royalty revenue has had a material adverse effect on our financial performance for the six months ended June 30, 2014. We believe that if this interruption continues through the third quarter of 2014, it will have a material adverse effect on our financial results for fiscal 2014.  Further, should the level of our royalty allocation be reduced materially, our financial performance could be materially adversely affected.

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

The success of our business to date has depended on our participation in standard setting organizations, such as the HDMI and MHL Consortiums, and the widespread adoption and success of those standards. From time to time, competing standards have been established which negatively impact the success of existing standards or jeopardize the creation of new standards. DisplayPort is an example of a competing standard on a different technology base which has been created as an alternative high definition connectivity solution in the PC space. The DisplayPort standard has been adopted by many large PC manufacturers. While currently not as widely recognized as the HDMI standard, DisplayPort does represent a viable alternative to the HDMI or MHL technologies. If DisplayPort should gain broader adoption, especially with non-PC consumer electronics, our HDMI or MHL businesses could be negatively impacted and our revenues could be reduced. WiGig is an example of a competing 60GHz standard which has been created as an alternative high-bandwidth wireless connectivity solution for the PC industry. While the WiGig standard has not been in the market as long as the WirelessHD standard, it does represent a viable alternative to WirelessHD for 60GHz connectivity. If WiGig should gain broader adoption before WirelessHD is adopted, it could negatively impact the adoption of WirelessHD.

Our current and future business is dependent on the continued adoption and widespread implementation of the HDMI and MHL specifications and the new implementation and adoption of the WirelessHD specifications.

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the three and six months ended June 30, 2014, more than 85% of our total revenue was derived from the sale of HDMI and MHL-enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.
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

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the three and six months ended June 30, 2014, customers and distributors located in Japan generated 18.7% and 16.6% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 15.7% and 17.0% of our total revenue based on billing location, respectively. For the three and six months ended June 30, 2013, customers and distributors located in Japan generated 14.1% and 13.7% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 15.2% and 15.3% of our total revenue based on billing location, respectively.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2014 to April 30, 2014	21,800	$5.59	121,954	$57,210,917
May 1, 2014 to May 31, 2014	418,700	5.36	2,243,721	54,967,196
June 1, 2014 to June 30, 2014	—	—	—	54,967,196
Total	440,500	$5.37	2,365,675

(1)
In the Quarterly Report of Silicon Image, Inc. on Form 10-Q for the quarter ended March 31, 2012, we announced a board-approved plan authorizing us to repurchase up to $50 million of our common stock in the open market or in privately negotiated transactions. The stock repurchase program may be modified, extended or terminated by the Board at any time.

(2)
In the Quarterly Report of Silicon Image, Inc. on Form 10-Q for the quarter ended June 30, 2013, we announced that our Board of Directors  authorized a new share repurchase plan as a follow-on to 2012 stock repurchase program. At the conclusion of our 2012 stock repurchase program, we will commence a new share repurchase plan whereby we are authorized to repurchase our common stock up to an aggregate purchase of $50 million.

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

Dated: August 7, 2014	Silicon Image, Inc.

/s/ Raymond Cook
Raymond Cook
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