Form 10-Q
period 2014-09-30
SILICON IMAGE INC
filed 2014-11-07
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2014
Common Stock, $0.001 par value	77,654,832

SILICON IMAGE, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$102,542	$82,220
Short-term investments	45,938	56,003
Accounts receivable, net of allowances for doubtful accounts of $544 at September 30, 2014 and $531 at December 31, 2013	34,016	34,729
Inventories	18,912	11,727
Prepaid expenses and other current assets	4,703	7,733
Deferred income taxes	459	191
Total current assets	206,570	192,603
Property and equipment, net	15,257	14,676
Deferred income taxes, non-current (Note 11)	—	4,368
Intangible assets, net (Note 7)	16,543	10,348
Goodwill	30,333	21,646
Other assets	3,026	8,498
Total assets	$271,729	$252,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,282	$12,894
Accrued and other current liabilities	27,823	20,622
Deferred margin on sales to distributors	10,099	9,634
Deferred license revenue	2,716	2,742
Total current liabilities	49,920	45,892
Other long-term liabilities	14,740	16,522
Total liabilities	64,660	62,414
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 78,096,816 shares at September 30, 2014 and 77,418,247 shares at December 31, 2013	107	100
Additional paid-in capital	550,421	536,935
Treasury stock, 28,728,145 shares at September 30, 2014 and 27,323,067 shares at December 31, 2013	(165,258)	(157,898)
Accumulated deficit	(178,030)	(189,302)
Accumulated other comprehensive loss	(171)	(110)
Total stockholders’ equity	207,069	189,725
Total liabilities and stockholders’ equity	$271,729	$252,139

 See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Product	$56,003	$66,337	$153,707	$180,359
Licensing and services	14,325	12,974	37,718	34,670
Total revenue	70,328	79,311	191,425	215,029
Cost of revenue and operating expenses:
Cost of product revenue (1)(2)	27,760	33,222	77,369	90,043
Cost of licensing and services revenue	10	185	30	614
Research and development (3)	17,772	18,424	52,145	57,207
Selling, general and administrative (4)	15,101	16,191	47,132	48,690
Amortization and impairment of acquisition-related intangible assets	1,168	405	1,886	886
Restructuring expense (recoveries) (5)	(463)	483	(221)	476
Total cost of revenue and operating expenses	61,348	68,910	178,341	197,916
Income from operations	8,980	10,401	13,084	17,113
Gain from sale of a privately held company investment	4,071	—	4,071	—
Proceeds from a legal settlement	—	—	—	1,275
Other than temporary impairment of a privately held company investment	—	—	—	(1,500)
Interest income and other, net	260	168	1,321	1,059
Income before provision for income taxes and equity in net loss of an unconsolidated affiliate	13,311	10,569	18,476	17,947
Income tax expense	3,013	1,488	7,054	5,118
Equity in net loss of an unconsolidated affiliate	—	116	150	375
Net income	$10,298	$8,965	$11,272	$12,454
Net income per share – basic	$0.13	$0.12	$0.14	$0.16
Net income per share – diluted	$0.13	$0.11	$0.14	$0.16
Weighted average shares – basic	78,297	77,530	78,103	77,399
Weighted average shares – diluted	79,670	78,995	79,996	78,783
_________________
(1) Includes amortization of acquisition-related intangible assets	$225	$250	$675	$750
(2) Includes stock-based compensation expense	$154	$163	$475	$451
(3) Includes stock-based compensation expense	$845	$879	$2,550	$2,724
(4) Includes stock-based compensation expense	$1,355	$1,440	$4,650	$4,649
(5) Includes stock-based compensation expense	$52	$—	$126	$—

   See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$10,298	$8,965	$11,272	$12,454
Components of accumulated other comprehensive income (loss), net of zero tax:
Foreign currency translation adjustments	35	71	(57)	102
Unrealized gains (losses) on short-term investments :
Unrealized gain (loss) arising during the period	(18)	22	(4)	(271)
Reclassification adjustment for gains included in net income	—	—	—	(142)
Total unrealized gain (loss) on short-term investments	(18)	22	(4)	(413)
Other comprehensive income (loss)	17	93	(61)	(311)
Comprehensive income	$10,315	$9,058	$11,211	$12,143

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,272	$12,454
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,592	4,699
Stock-based compensation expense	7,801	7,824
Amortization of investment premium	678	805
Tax benefits from employee stock-based transactions	148	345
Other than temporary impairment of a privately held company investment	—	1,500
Amortization and impairment of intangible assets	3,506	2,354
Non-operating proceeds from a legal settlement	—	(1,275)
Gain from business acquisition	(361)	—
Deferred income taxes	(268)	—
Excess tax benefits from employee stock-based transactions	(148)	(345)
Realized gain on sale of short-term investments	—	(144)
Equity in net loss of unconsolidated affiliate	150	375
Others	115	553
Changes in assets and liabilities, net of effect of an acquisition:
Accounts receivable	1,025	(4,126)
Inventories	(7,185)	(2,733)
Prepaid expenses and other assets	(964)	(189)
Accounts payable	(3,292)	8,168
Accrued and other liabilities	7,708	853
Deferred margin on sales to distributors	465	436
Deferred license revenue	(1,006)	(95)
Cash provided by operating activities	24,236	31,459
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	20,767	56,829
Purchases of short-term investments	(11,420)	(33,770)
Cash used in business acquisition, net of cash acquired	(13,464)	—
Purchases of property and equipment	(5,564)	(4,075)
Proceeds from sale of a privately held company investment	7,571	—
Proceeds from a legal settlement	—	1,275
Investment in a privately held company	—	(1,500)
Cash paid for assets purchased from a privately held company	—	(300)
Purchase of intellectual properties	(115)	(1,891)
Other	—	103
Cash provided by (used in) investing activities	(2,225)	16,671
Cash flows from financing activities:
Proceeds from employee stock program	5,546	5,375
Excess tax benefits from employee stock-based transactions	148	345
Repurchases of restricted stock units for income tax withholding	(1,568)	(1,905)
Payment to acquire treasury shares	(5,793)	(1,383)
Cash paid to settle contingent consideration liabilities	(27)	(81)
Cash provided by (used in) financing activities	(1,694)	2,351
Effect of exchange rate changes on cash and cash equivalents	5	(267)
Net increase in cash and cash equivalents	20,322	50,214
Cash and cash equivalents — beginning of period	82,220	29,069
Cash and cash equivalents — end of period	$102,542	$79,283
Supplemental cash flow information:
Cash payment for income taxes	$(5,105)	$(4,681)
Restricted stock units vested	$4,563	$5,401
Property and equipment and other assets purchased but not paid for	$478	$416
Unrealized loss on short-term investments	$(4)	$(413)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Silicon Image, Inc. (the “Company”, “Silicon Image”, “we” or “our”) have been prepared on a basis consistent with audited financial statements as of and for the year ended December 31, 2013 and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the condensed consolidated balance sheets of Silicon Image and its subsidiaries as of September 30, 2014 and December 31, 2013 and the related condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Financial results for the three and nine months ended September 30, 2014 are not necessarily indicative of future financial results.

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

Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2014 as compared to the significant accounting policies described in the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("ASU 2014-09").  ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the potential impact of adopting this new accounting guidance on its consolidated financial statements and footnote disclosures.

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

NOTE 2. NET INCOME PER SHARE
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the employee stock purchase plan and unvested restricted stock units (RSUs). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$10,298	$8,965	$11,272	$12,454
Denominator:
Weighted average outstanding shares used to compute basic net income per share	78,297	77,530	78,103	77,399
Effect of dilutive securities	1,373	1,465	1,893	1,384
Weighted average outstanding shares used to compute diluted net income per share	79,670	78,995	79,996	78,783
Net income per share – basic	$0.13	$0.12	$0.14	$0.16
Net income per share – diluted	$0.13	$0.11	$0.14	$0.16
For the three and nine months ended September 30, 2014 approximately 3.6 million and 3.3 million, respectively, common stock equivalents were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.
For the three and nine months ended September 30, 2013 approximately 3.9 million and 4.5 million, respectively, common stock equivalents were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 3. BALANCE SHEET COMPONENTS
The components of inventories, prepaid expenses and other current assets, property and equipment and other assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Inventories:
Raw materials	$8,139	$4,862
Work in process	4,355	2,285
Finished goods	6,418	4,580
	$18,912	$11,727
Prepaid expenses and other current assets:
Prepaid software maintenance	$1,226	$3,041
Other prepaid expenses	1,380	1,939
Other current assets	2,097	2,753
	$4,703	$7,733
Property and equipment:
Computers and software	$19,954	$20,425
Equipment	39,360	33,942
Furniture and fixtures	2,697	2,656
	62,011	57,023
Less: accumulated depreciation	(46,754)	(42,347)
Total property and equipment, net	$15,257	$14,676
Other assets:
Investment in privately held companies	$—	$7,011
Tax receivable, non-current (Note 11)	1,300	—
Others	1,726	1,487
	$3,026	$8,498

The components of accrued liabilities and other long-term liabilities were as follows (in thousands):

	September 30, 2014	December 31, 2013
Accrued and other current liabilities:
Accrued royalties payable	$18,167	$3,587
Accrued payroll and related expenses	3,768	8,923
Accrued payables	3,117	4,771
Accrued restructuring	—	1,591
Others	2,771	1,750
	$27,823	$20,622
Other long-term liabilities:
Non-current liability for uncertain tax positions	$13,028	$14,145
Others	1,712	2,377
	$14,740	$16,522

NOTE 4. INVESTMENT

Cost Method Investment in a Privately Held Company
In February 2012, the Company paid $3.5 million in cash to purchase a minority interest in a privately held company which designs and develops wireless semiconductor chips. This investment has been accounted for using the cost method as the

Company’s ownership percentage was minor and the Company did not exert significant influence over the privately held company.

In July 2014, the privately held company was acquired by another entity and the Company sold its minority interest in connection with the acquisition. The Company received $7.6 million upon closing and recorded a gain of $4.1 million as other income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014. In addition, approximately $0.9 million has been held in escrow and will be recorded as a gain upon realization of the contingency.

NOTE 5. BUSINESS ACQUISITION

On May 1, 2014, the Company finalized the acquisition of the remaining 79% of the ownership interest not already held in UpdateLogic, Inc. (ULI), a privately held company headquartered in Minneapolis. ULI is a provider of a comprehensive device management system which enables the provisioning, monitoring, control, update, and support of internet-connected consumer electronics products including DTVs, Blu-ray Disc players, set-top boxes, gaming consoles and other internet connected devices. The net cash paid by the Company for the remaining ownership interest in ULI was $13.5 million, net of $0.5 million cash acquired. With the acquisition of ULI, the Company is extending its connectivity portfolio to include IP connectivity solutions for over-the-top applications including Digital Rights Management provisioning, software management and remote support.

ULI’s results of operations and the estimated fair value of the assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning May 1, 2014. ULI's revenue and net loss for the period May 1, 2014 through September 30, 2014 was approximately $0.6 million and $1.8 million, respectively. Acquisition costs, which were expensed as incurred, were approximately $138,000.

Immediately prior to this acquisition, the Company held a 21% of the ownership interest in ULI through an equity investment that had been accounted for under the equity method of accounting. The investment balance immediately prior to the completion of the acquisition transaction was $3.4 million, net of cumulative equity method adjustments of $0.6 million. The estimated fair value of this preexisting ownership interest as of the acquisition date was $3.7 million. Estimating this fair value required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs. The difference of $0.3 million between the carrying value and the fair value of the Company's preexisting ownership interest in ULI as of the acquisition date has been recorded as a gain in the Company’s other income for the nine months ended September 30, 2014.

The fair value of the purchase price consideration consisted of the following (in thousands):

Cash	$14,000
Fair value of preexisting interest	3,722
Total purchase price	$17,722

Contingent consideration, up to a maximum of $10.8 million, will become due if certain billing levels are met by the acquired business in the first 18 months after acquisition. Management has determined that the fair value of this contingent consideration as of the acquisition date and September 30, 2014 is zero, and as such no amount related to it is included in the determination of purchase consideration.

Purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.

The Company re-evaluated the fair value of the deferred revenue during the three months ended September 30, 2014 and determined that the revised fair value of the deferred revenue was approximately $1.0 million, or $125,000 lower as compared to the fair value of the deferred revenue presented in the three months ended June 30, 2014. Therefore, the Company reduced the fair value of goodwill by $125,000 to $8.7 million and also revised the allocation between current and non-current liabilities.

The revised allocation of the total purchase price is as follows (in thousands):

Estimated Fair Value
Assets acquired:
Cash	$536
Accounts receivable	322
Other current assets	36
Property and equipment	8
Intangible assets	9,700
Goodwill	8,687
Total assets acquired	19,289

Current liabilities assumed:
Accrued and other short-term liabilities	(296)
Deferred revenue, current	(570)
Total current liabilities	(866)
Customer deposits	(227)
Long-term liabilities	(64)
Deferred revenue, non-current	(410)
Total liabilities assumed	(1,567)
Total purchase price	$17,722

The following table presents details of the intangible assets acquired through the acquisition of ULI ($ in thousands):

	Asset Life in Years	Fair Value
Customer relationships	5	$7,800
Developed technology	5	1,900
Total intangible assets		$9,700

The Company does not believe that there is any significant residual value associated with these intangible assets. The Company amortizes the intangible assets straight-line over their estimated useful lives. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs. The purchase price allocation was based on a preliminary valuation and is subject to revision as more detailed analysis is completed and additional information about the fair value of assets acquired and liabilities assumed become available, including the finalization of our valuation of identified intangible assets.

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

The unaudited pro forma financial information for the three and nine months ended September 30, 2014 combined the historical results of the Company for the three and nine months ended September 30, 2014, the historical results of ULI for the three and nine months ended September 30, 2014, and the effects of the pro forma adjustments described above.

The unaudited pro forma financial information for the three and nine months ended September 30, 2013 combined the historical results of the Company for the three and nine months ended September 30, 2013, the historical results of ULI for the three and nine months ended September 30, 2013, and the effects of the pro forma adjustments described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands except per share amounts)
Total revenues	$70,328	$79,574	$192,538	$215,514
Net income (loss)	$10,298	$8,040	$10,066	$9,142
Basic net income (loss) per share	$0.13	$0.10	$0.13	$0.12
Diluted net income (loss) per share	$0.13	$0.10	$0.13	$0.12

The pro forma adjustments did not have any impact on the pro forma combined provision for income taxes for the three and nine months ended September 30, 2014 and 2013 due to net loss positions and valuation allowances on deferred income tax assets in those periods.

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
The Company measures certain assets, including its cost method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. The Company recorded an other than temporary impairments of its privately held company investment of $1.5 million in the three and nine months ended September 30, 2013. No other than temporary impairments related to financial assets required to be measured at fair value recorded in the three and nine months ended September 30, 2014.
For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Fair value measurements using
	Level 1	Level 2	Level 3	Assets at fair value
Assets:
Cash equivalents:
Money market funds	$29,107	$—	$—	$29,107

Short-term investments:
Certificate of deposits	$—	$11,239	$—	$11,239
Municipal securities	—	17,353	—	17,353
Corporate securities	—	6,765	—	6,765
United States government agencies	—	10,581	—	10,581
Total short-term investments	$—	$45,938	$—	$45,938
The cash equivalents in the above table exclude $73.4 million in cash held by the Company in its accounts or with investment fund managers as of September 30, 2014.
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
There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended September 30, 2014.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill
 The Company recorded $8.7 million of goodwill as a result of the acquisition completed during the nine months ended September 30, 2014. For further discussion, see Note 5.

The table below summarizes the Company's goodwill activities during the nine months ended September 30, 2014 (in thousands):

Gross amount of goodwill	$40,856
Accumulated impairment	(19,210)
Additional goodwill from ULI acquisition	8,687
Carrying value at September 30, 2014	$30,333

Goodwill is tested for impairment on an annual basis on September 30 of each year. During the third quarter of 2014, the Company completed its assessment of any potential goodwill impairment and determined that no impairment existed.

Purchased Intangible Assets
The following table presents the Company’s purchased intangible assets, including those arising from business acquisitions, as of September 30, 2014 (in thousands):

		September 30, 2014
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(978)	(177)	$445
Core Technology	5	1,600	(1,173)	(299)	128
System Technology	3	400	(400)	—	—
Developed Technology	5	6,400	(2,108)	—	4,292
Customer Relationships	2-5	9,300	(1,825)	—	7,475
Acquisition-related intangible assets		19,300	(6,484)	(476)	12,340
Licensed Technology	5	5,887	(2,284)	—	3,603
Total intangible assets with finite lives		25,187	(8,768)	(476)	15,943
Intangible assets with indefinite lives
Trade Name	indefinite	600	—	—	600
Total intangible assets with indefinite lives		600	—	—	600
Total purchased intangible assets		$25,787	$(8,768)	(476)	$16,543
 The Company recorded $9.7 million of purchased intangible assets as a result of the acquisitions completed during the three and nine months ended September 30, 2014. For further discussion, see Note 5.
In the third quarter of 2014, the Company determined that certain of its intellectual property and developed technology were impaired because their fair values were less than their carrying values. The Company recorded an impairment charge of $476,000 with respect to these intangible assets in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.
The Company recorded an impairment charge of $175,000 with respect to developed technology in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013.
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

For intangible assets that are subject to amortization, the Company recorded amortization expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of product revenue	$225	$250	$675	$750
Research and development	315	315	945	718
Amortization of acquisition-related intangible assets	692	230	1,410	711
	$1,232	$795	$3,030	$2,179
The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

Year ending December 31,	Amount
2014 (remaining 3 months)	$1,147
2015	4,587
2016	4,167
2017	3,228
Thereafter	2,814
Total	$15,943

NOTE 8. RESTRUCTURING CHARGES

For the three months ended September 30, 2014, the Company recorded restructuring recovery of approximately $(463,000) which comprised of a reversal of accrued severance and benefits initially recorded in the fourth quarter of 2013 of $585,000 offset by new restructuring expense of $122,000. For the nine months ended September 30, 2014, the Company recorded restructuring recovery of approximately $(221,000), which comprised of a reversal of accrued severance and benefits of $585,000 offset by new restructuring expense of $364,000.

For the three and nine months ended September 30, 2013, the Company recorded restructuring expense of approximately $483,000 and $476,000, respectively, which primarily consisted of severance and benefits for terminated employees, offset by the reversal of accrued severance and benefits resulting from a change in estimates of charges recorded for prior restructuring activities.

The table below summarizes the Company’s restructuring activities during the nine months ended September 30, 2014 (in thousands):

Employee Severance and Benefits
Accrued restructuring balance as of January 1, 2014	$1,591
Additional accruals/adjustments	364
Cash payments	(1,244)
Stock-based compensation expense	(126)
Reversal	(585)
Accrued restructuring balance as of September 30, 2014	$—
In December 2013, the Company estimated that the range of probable termination benefit expense related to its restructuring plan was between $1.6 million and $2.6 million. At that time, the Company concluded that no amount within that range was more likely than any other, and therefore determined that the amount of current liability it should record for this plan was $1.6 million. The Company made cash payments of approximately $1.3 million for the nine months ended September 30, 2014.

During the three months ended September 30, 2014, the Company canceled the restructuring planned for that quarter and reversed the remaining outstanding liability of $0.6 million. This cancellation was due to attrition and slower hiring activities.

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

HDMI Licensing, LLC and the Company will continue to defend themselves vigorously in the foregoing matter. However, litigation and administrative proceedings are inherently uncertain. Accordingly, the outcome of this matter cannot be predicted. The Company has not recorded any accrual at September 30, 2014 for contingent losses associated with this matter based on its belief that, at this time, a loss is not probable and any possible range of loss cannot be reasonably estimated. The unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

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

NOTE 10. STOCK-BASED COMPENSATION
The Company has a share-based compensation program that provides its Board of Directors with broad discretion in creating equity incentives for employees, officers, non-employees and non-employee board members. This program includes incentive and non-statutory stock option grants and RSUs for employees, market-based RSUs and performance-based RSUs for the executive officers and RSUs for non-employee board members pursuant to which such individuals will receive grants immediately following each annual meeting of stockholders. These awards are granted under the stockholder approved 2008 Equity Incentive Plan. Stock option grants under the discretionary grant program generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months of continued service. RSU grants generally vest over a one to four-year period. RSU grants to non-employee members of our board vest on the earlier of the first anniversary of the grant date or the date of the Company’s first annual meeting of stockholders following the grant date. Additionally, our Employee Stock Purchase Plan (ESPP) allows employees to purchase shares of common stock at the lower of 85% of the fair market value on the commencement date of the six-month offering period or on the last day of the six-month offering period.

Valuation and Expense Information under Stock-based Compensation
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee stock option plans:
Expected life in years	4.1	4.0	4.1	4.0
Expected volatility	52.4%	58.7%	53.8%	59.3%
Risk-free interest rate	1.4%	1.0%	1.3%	1.0%
Expected dividends	none	none	none	none
Weighted average fair value	$2.06	$2.45	$2.16	$2.41
Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5	0.5
Expected volatility	33.0%	31.2%	30.1%	35.8%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividends	none	none	none	none
Weighted average fair value	$1.21	$1.27	$1.26	$1.27
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
For the three months ended September 30, 2014 and 2013, 362,383 shares and 349,906 shares of common stock, respectively, were purchased under the ESPP. For the nine months ended September 30, 2014 and 2013, 734,472 and 915,984 shares of common stock, respectively, were purchased under the ESPP. At September 30, 2014, the Company had $339,000 of total unrecognized compensation expense under the ESPP. The unamortized compensation expense will be amortized on a straight-line basis over a remaining period of approximately 4.5 months.

Stock Option Activity
The following is a summary of activity under the Company’s stock option plans during the nine months ended September 30, 2014, excluding RSUs (in thousands, except weighted average exercise price and contractual term):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
At January 1, 2014	6,152	$5.53
Granted	302	5.04
Forfeitures and cancellations	(785)	8.37
Exercised	(518)	4.54
At September 30, 2014	5,151	$5.16	4.34	$3,649
Vested and expected to vest at September 30, 2014	4,891	$5.17	4.27	$3,582
Exercisable at September 30, 2014	3,600	$5.21	3.95	$3,162
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on September 30, 2014. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the quarter ended September 30, 2014 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the fair market value of the Company’s common stock on the date of the exercise and the exercise price of each option, for the three and nine months ended September 30, 2014 was $155,000 and $731,000, respectively, and $350,000 and $502,000 for the three and nine months ended September 30, 2013, respectively.
At September 30, 2014, the total unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over the remaining weighted-average vesting period of 2.33 years, was $2.8 million, net of estimated forfeitures.

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
A summary of activity with respect to the Company’s RSUs during the nine months ended September 30, 2014 is as follows: (in thousands, except weighted-average grant date fair value per share):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	3,500	$5.37
Granted	772	5.32
Vested	(831)	5.73
Forfeitures and cancellations	(368)	5.29
Outstanding at September 30, 2014	3,073	$5.27

Of the 3,073,066 RSUs outstanding as of September 30, 2014, approximately 2,531,093 units are expected to vest after considering the applicable forfeiture rate.
The aggregate fair value of awards that vested during the three and nine months ended September 30, 2014 was $1.6 million and $4.5 million, respectively, which represents the market value of Silicon Image common stock on the date that the RSUs vested. The grant date fair value of awards that vested during the three and nine months ended September 30, 2014 was $1.6 million and $4.8 million, respectively. The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
In August 2012, the Company granted 331,500 RSUs with market-based vesting criteria to executives and certain key employees pursuant to 2008 Plan. These market-based awards vest over four years with 25% of the total number of shares vesting on each anniversary of the grant date. Whether or not they vest is determined by a comparison of the price of the Company’s common stock and the price set by the Company, which ranged from $4.52 to $5.39 over the vesting period. The grant-date fair value of these awards was $1.2 million, estimated using a Monte Carlo simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to these awards will be recognized over the vesting period regardless of whether the market conditions are satisfied, provided that the requisite service has been provided. As of September 30, 2014, 202,250 shares of the outstanding restricted stock units were market-based restricted stock units.
In August and September 2013, the Company granted 875,000 RSUs with performance-based vesting criteria to executives. These performance-based awards vest based on the Company’s GAAP earnings per share over the vesting period of 4.3 years.  Each RSU represents the right to receive one share of the Company’s common stock upon the vesting of such RSU, and is subject to the terms of the Company’s 2008 Equity Incentive Plan.  Any RSUs not vesting on a vesting date due to the Company’s GAAP earnings per share for the fiscal year in question not meeting the target for such fiscal year as established by the Compensation Committee shall be forfeited.  The grant date fair value of these awards was $4.7 million. In May 2014, the Company granted 100,000 RSUs with performance-based vesting criteria to one executive who joined the Company through the ULI acquisition. These performance-based awards vest based on the Company's GAAP earnings per share over the vesting period of 3.6 years. The grant date fair value of these awards was $519,000. In August 2014, the Company granted 100,000 RSUs with performance-based vesting criteria to the Company's newly-appointed Chief Financial Officer who joined the Company in July 2014. These performance-based awards also vest based on the Company's GAAP earnings per share over the vesting period of 3.4 years. The grant date fair value of these awards was $490,000. As of September 30, 2014, the Company expects the earnings per share targets to be met and thus all of the performance-based RSUs less estimated forfeitures are expected to vest.
At September 30, 2014, the total unrecognized pre-tax stock-based compensation expense related to non-vested RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of 1.94 years, was $8.1 million, net of estimated forfeitures.
During the three months ended September 30, 2014 and 2013, the Company repurchased 120,186 and 101,123 shares of stock, respectively, for an aggregate value of $0.6 million and $0.6 million, respectively, from the employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy the employees’ minimum statutory tax withholding requirement. During the nine months ended September 30, 2014 and 2013, the Company repurchased 284,534 and 364,826 shares of stock, respectively, for an aggregate value of $1.6 million and $1.9 million, respectively. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.

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
The Company repurchased 677,844 shares of its common stock on the open market at a total cost of approximately $3.4 million with an average price per share of $5.04 during the three months ended September 30, 2014. The Company repurchased 1,120,544 shares of its common stock on the open market at a total cost of approximately $5.8 million with an average price per share of $5.17 during the nine months ended September 30, 2014.

NOTE 11. PROVISION FOR INCOME TAXES
The Company recorded an income tax expense of $3.0 million and $7.1 million for the three and nine months ended September 30, 2014. The effective tax rate for the three and nine months ended September 30, 2014 was 22.6% and 38.2%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.
The Company continued to maintain a valuation allowance as a result of uncertainties related to the realization of its net deferred tax assets at September 30, 2014. The valuation allowance was established as a result of weighing all positive and negative evidence. The valuation allowance reflects the conclusion of management that it is more likely than not that benefits from certain deferred tax assets will not be realized. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may require adjustment which could materially impact the Company’s financial position and results of operations. It is reasonably possible that sometime in the next 12 months positive evidence will be sufficient to release a material amount of our valuation allowance; however there is no assurance that this will occur. The required accounting for the potential release would have significant deferred tax consequences and would increase earnings in the quarter in which the allowance is released.
The Company recorded an income tax expense of $1.5 million and $5.1 million for the three and nine months ended September 30, 2013. The effective tax rates for the three and nine months ended September 30, 2013 were 14.1% and 28.5%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.

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
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company accrued interest and penalties of $(14,000) and $10,000 for the three and nine months ended September 30, 2014, respectively, and approximately $3,000 and $70,000 for the three and nine months ended September 30, 2013, respectively.

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

NOTE 12. CUSTOMERS AND GEOGRAPHIC INFORMATION
In the second quarter of fiscal 2014, the Company reported that following the acquisition of ULI (Note 5), the Company would be operating in two operating segments: product segment and services segment. In the third quarter of fiscal 2014, the Company updated its previous assessment based on new information including the accelerated pace of integration of ULI's operations with the Company and the information reviewed by the Company's Chief Executive Officer, who is also considered to be the chief operating decision maker (CODM) and has determined that the Company operates in one operating and reportable segment with offerings including semiconductors, intellectual property and related services.

Revenue
Revenue by geographic area based on bill to locations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$26,648	$39,406	$73,944	$104,093
Taiwan	10,706	10,885	31,335	31,715
Japan	10,656	8,532	30,742	27,179
Europe	9,162	7,794	23,782	19,744
China	8,525	7,345	20,176	19,141
Korea	4,382	4,808	10,422	11,871
Others	249	541	1,024	1,286
Total revenue	$70,328	$79,311	$191,425	$215,029

The Company’s revenue by its primary markets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mobile	$27,026	$43,938	$77,159	$122,148
Consumer Electronics	25,634	18,525	66,581	48,166
Personal Computers	3,343	3,874	9,967	10,045
Total product revenue	56,003	66,337	153,707	180,359
Licensing and services	14,325	12,974	37,718	34,670
Total revenue	$70,328	$79,311	$191,425	$215,029
For the three and nine months ended September 30, 2014, one customer represented 28.9% and 29.3% of total revenue, respectively. For the three months ended September 30, 2013, two customers represented 45.2% and 10.2% of total revenue respectively. For the nine months ended September 30, 2013, one customer represented 43.0% of total revenue. There were no other customers representing more than 10% of total revenue during the three and nine months ended September 30, 2014 and during the nine months ended September 30, 2013.
At September 30, 2014, one customer represented 23.8% of net accounts receivable. At December 31, 2013, two customers each represented 38.3% and 20.3% of net accounts receivable. The Company’s top five customers, including distributors, generated 60.1% and 60.3% of the Company’s revenue for three and nine months ended September 30, 2014, respectively, and 72.1% and 69.0% of the Company's revenue for the three and nine months ended September 30, 2013, respectively.

Property and Equipment
The table below presents the net book value of the property and equipment by their physical location (in thousands):

	September 30, 2014	December 31, 2013
United States	$8,360	$7,210
China	4,285	4,627
India	1,250	1,410
Taiwan	1,195	1,216
Others	167	213
Net book value	$15,257	$14,676

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

Company Overview
Silicon Image is a leading provider of video, audio and data connectivity solutions for the mobile, consumer electronics (CE), personal computer (PC) and enterprise markets. Our offerings include semiconductor, intellectual property (IP) and related service offerings which enable consumers to reliably connect their devices in home, office and mobile environments. Our products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, set-top-boxes, as well as desktop and notebook PCs. In February 2014, we launched our 60GHz wireless backhaul solutions for 4G LTE small cells designed for the small cell wireless backhaul market and other markets requiring wireless point to point solutions. On May 1, 2014, we finalized the acquisition of ULI and extended our connectivity portfolio to include IP connectivity solutions for over-the-top applications including Digital Rights Management provisioning, software management and update, and remote support.
Silicon Image was founded in 1995. We are a Delaware corporation headquartered in Sunnyvale, California, with regional engineering and sales offices in China,India, Japan, Korea and Taiwan. Our Internet website address is www.siliconimage.com.
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

Key Performance Indicators
Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product Gross Profit as a Percentage of Total Product Revenue	50.4%	49.9%	49.7%	50.1%
Licensing and Services Gross Profit as a Percentage of Total Licensing and Services Revenue	99.9%	98.6%	99.9%	98.2%
Gross Profit as a Percentage of Total Revenue	60.5%	57.9%	59.6%	57.8%
Research and Development Expenses as a Percentage of Total Revenue	25.3%	23.2%	27.2%	26.6%
Net Cash Provided by Operating Activities	$5,106	$4,482	$24,236	$31,459
Days Sales Outstanding In Receivables	44	47	48	52
Inventory Turns	5.9	9.5	5.5	8.6
Capital Spending as a Percentage of Total Revenue	3.9%	2%	2.9%	1.9%

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

Days Sales Outstanding in Receivables

We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the quarter divided by total revenue during the quarter and then multiplied by the number of days in the quarter, using 90 days for the quarter. We calculate DSO in receivables for the nine months ended September 30, 2014 and 2013 as net receivables at the end of the quarter divided by total revenue for the nine months ended September 30, 2014 and 2013 and then multiplied by the number of days for the nine months, using 270 days for the nine months. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. DSO in receivables is lower for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily due to improved collection efforts.

Inventory Turns

We calculate inventory turns as cost of sales during the quarter and nine months divided by net inventories at the end of the quarter. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Inventory turns is lower for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily due to higher inventory level as of September 30, 2014. We shipped fewer products to one of our key customers during the third quarter of fiscal 2014.

Capital Spending as a Percentage of Total Revenue

Capital spending as a percentage of total revenue (“capital spending percentage”) is calculated as capital expenditures for the period divided by total revenue for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. Capital spending percentage higher for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily due to increase in spending on purchases of research and development assets, computers and software to support our operations.

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

Results of Operations
REVENUE

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Product revenue
Mobile	$27,026	$43,938	(38.5)%	$77,159	$122,148	(36.8)%
Consumer Electronics	25,634	18,525	38.4%	66,581	48,166	38.2%
Personal Computers	3,343	3,874	(13.7)%	9,967	10,045	(0.8)%
Total product revenue	56,003	66,337	(15.6)%	153,707	180,359	(14.8)%
Percentage of total revenue	79.6%	83.6%		80.3%	83.9%
Licensing and services revenue	14,325	12,974	10.4%	37,718	34,670	8.8%
Percentage of total revenue	20.4%	16.4%		19.7%	16.1%
Total revenue	$70,328	$79,311	(11.3)%	$191,425	$215,029	(11.0)%

Product Revenue

The decrease in product revenue for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was primarily due to a decrease in our mobile product revenue as a result of a significant production slowdown of one of our key customers. Our MHL-enabled products still represent the majority of our mobile product revenue. CE revenue increased by 38% for the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily by our HDMI 2.0/MHL 3.0 ICs that support High-Definition Content Protection (HDCP) 2.2 for use in 4K Ultra HD products. We are one of the leading providers of ICs that support HDMI 2.0 with HDCP 2.2 and currently the only provider of ICs that support both HDMI 2.0 and MHL 3.0 (which also support HDCP 2.2). Our PC revenue was flat as we are no longer making investments in these legacy products; however, our MHL and HDMI technologies are applicable for PC devices, and we also expect our 60GHz technology could increase PC revenues in the coming years.

Licensing and Services Revenue

Our licensing and services revenue is comprised of revenue from our IP core licensing activity, patent monetization activities, device management system and remote support services and royalty and adopter fee revenue from our standards activities. Our IP core licensing, patent monetization, device management system and remote support services and standards activities are complementary to our product sales and help us monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The increase in licensing and services revenue for the three months ended September 30, 2014 when compared to the same period in 2013 was primarily due to higher core IP royalty revenue of $4.1 million offset by lower HDMI royalties of $3.0 million. HDMI royalty revenue is determined by an allocation formula contractually agreed to by the Company and the other HDMI Founders. The most recent agreement expired on December 31, 2013 and the Founders have not yet entered into a formal written agreement governing royalty sharing for the period January 1, 2014 through December 31, 2016. Given the lack of a formal written agreement, no royalty revenue for the three and nine months ended September 30, 2014 has been recorded. Had a formal agreement been reached as of September 30, 2014, the Company would have recognized additional HDMI royalty revenue of approximately $6.6 million for the nine months ended September 30, 2014. The increase in licensing and services revenue for the nine months ended September 30, 2014 when compared to the same period in 2013 was primarily due to increased revenue from our patent monetization activities of $3.0 million, HDMI royalty audit settlements of $2.4 million, core IP royalties of $4.6 million and services of $0.6 million, partially offset by lower HDMI royalties of $7.6 million. Our licensing and services revenue may fluctuate quarter to quarter as a result of the timing of completion of IP and patent licensing arrangements and settlement of royalty audits.

COST OF REVENUE AND GROSS PROFIT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Cost of product revenue (1)	$27,760	$33,222	(16.4)%	$77,369	$90,043	(14.1)%
Product gross profit	$28,243	$33,115	(14.7)%	$76,338	$90,316	(15.5)%
Product gross profit margin	50.4%	49.9%		49.7%	50.1%
(1) Includes stock-based compensation expense	$154	$163		$475	$451
Cost of licensing and services revenue	$10	$185	(94.6)%	$30	$614	(95.1)%
Licensing & services gross profit	$14,315	$12,789	11.9%	$37,688	$34,056	10.7%
Licensing & services gross profit margin	99.9%	98.6%		99.9%	98.2%
Total cost of revenue	$27,770	$33,407	(16.9)%	$77,399	$90,657	(14.6)%
Total gross profit	$42,558	$45,904	(7.3)%	$114,026	$124,372	(8.3)%
Total gross profit margin	60.5%	57.9%		59.6%	57.8%

Cost of Revenue

Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties and license fees paid to vendors. Also included in cost of product revenue is the amortization of purchased technology and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support. Cost of licensing revenue consists primarily of costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue decreased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily due to a decrease in revenues along with lower overhead costs.

Product Gross Profit Margin

Our product gross margin increased during the three months ended September 30, 2014 as compared to the same period in 2013 which resulted from lower overhead expense mainly driven by a bonus accrual reversal of $220,000. Product gross margin decreased during the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease was primarily due to $0.8 million charge to excess and obsolescence inventory reserve related to slow moving products during the nine months ended September 30, 2014. This compared with a $1.0 million recovery from a vendor for previously written-down inventory during the nine months ended September 30, 2013.

Licensing and Services Gross Profit Margin
Licensing and services gross margin during the three and nine months ended September 30, 2014 was comparable to the licensing and services gross margin for the same periods in 2013.

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
The following table presents details of research and development expense:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Salaries and benefits	$9,847	$10,704	$(857)	(8.0)%	$29,832	$31,609	$(1,777)	(5.6)%
Development and design costs	2,180	1,696	484	28.5%	5,393	7,243	(1,850)	(25.5)%
Software licensing	1,300	1,327	(27)	(2.0)%	3,843	3,993	(150)	(3.8)%
Stock-based compensation	845	879	(34)	(3.9)%	2,550	2,724	(174)	(6.4)%
Other	3,600	3,818	(218)	(5.7)%	10,527	11,638	(1,111)	(9.5)%
Research and development	$17,772	$18,424	$(652)	(3.5)%	$52,145	$57,207	$(5,062)	(8.8)%

R&D expense decreased for the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily due to lower headcount which resulted in a decrease in salary and benefit related expenses. During the three months ended September 30, 2014, we reversed the corporate based bonuses that were previously accrued in the first and second quarters due to a reduction in the estimated probability of achieving specified corporate goals. Additionally, the development and design costs were lower during the nine months ended September 30, 2014 as there were less product tape-outs. Our R&D headcount as of September 30, 2014 was 351 employees as compared to 356 employees as of September 30, 2013.

Selling, general and administrative (SG&A)

SG&A expense consists primarily of personnel-related expenses, including stock-based compensation expense, marketing and promotional expenses, legal and other professional fees, facilities expenses and communications expenses.

The following table presents details of selling, general and administrative expense:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Salaries and benefits	$9,005	$9,790	$(785)	(8.0)%	$26,473	$27,967	$(1,494)	(5.3)%
Legal and accounting fees	1,220	1,023	197	19.3%	3,994	3,852	142	3.7%
Selling and marketing expenses	658	609	49	8.0%	2,938	3,008	(70)	(2.3)%
Stock-based compensation	1,355	1,440	(85)	(5.9)%	4,650	4,649	1	—%
Other	2,863	3,329	(466)	(14.0)%	9,077	9,214	(137)	(1.5)%
Selling, general and administrative	$15,101	$16,191	$(1,090)	(6.7)%	$47,132	$48,690	$(1,558)	(3.2)%
SG&A expense decreased for the three and nine months ended September 30, 2014 when compared to the same periods in 2013 primarily due to a decrease in salaries and benefits related expenses driven by lower bonus and commission expense due to the Company's financial performance. Our SG&A headcount as of September 30, 2014 was 229 employees as compared to 214 employees as of September 30, 2013.

Amortization and Impairment of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Amortization and impairment of intangible assets	$1,708	$970	76.1%	$3,506	$2,354	48.9%
Percentage of total revenue	2.4%	1.2%		1.8%	1.1%
Amortization and impairment of intangible assets increased for the three and nine months ended September 30, 2014 when compared to the same periods in 2013. This was primarily due to additional amortization expenses from new intangible assets acquired through an acquisition which was completed in May 2014 and impairment of acquisition related intangible assets of $0.5 million during the three months ended September 30, 2014.

Interest Income and Other, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Interest income and other, net	$260	$168	54.8%	$1,321	$1,059	24.7%
Percentage of total revenue	0.4%	0.2%		0.7%	0.5%
The interest and other income for the nine months ended September 30, 2014 increased as compared to the same periods last year primarily due to a gain from a prepaid royalty settlement of $0.6 million and a gain from a business acquisition of $0.4 million which was completed in May 2014.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
	(dollars in thousands)			(dollars in thousands)
Income tax expense	$3,013	$1,488	102.5%	$7,054	$5,118	37.8%
Percentage of total revenue	4.3%	1.9%		3.7%	2.4%
The effective tax rate for the three and nine months ended September 30, 2014 was 22.6% and 38.2%, respectively. The effective tax rate for the three and nine months ended September 30, 2013 was 14.1% and 28.5%, respectively. The difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was due primarily to foreign withholding taxes associated with licensing revenue.

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

	September 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$102,542	$82,220	$20,322
Short term investments	45,938	56,003	(10,065)
Total cash, cash equivalents and short term investments	$148,480	$138,223	$10,257
Percentage of total assets	54.6%	54.8%
Total current assets	$206,570	$192,603	$13,967
Total current liabilities	(49,920)	(45,892)	(4,028)
Working capital	$156,650	$146,711	$9,939
As of September 30, 2014, $13.1 million of the cash and cash equivalents and short term investments was held by foreign subsidiaries. Local government regulations may restrict our ability to move cash balances from our foreign subsidiaries to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place.

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

Cash Flows
The following table summarizes our cash flows for the periods presented.

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$24,236	$31,459
Cash provided by (used in) investing activities	(2,225)	16,671
Cash provided by (used in) financing activities	(1,694)	2,351

Operating Activities

We generated $24.2 million of cash in operating activities during the nine months ended September 30, 2014, primarily due to net income of $11.3 million and significant changes in our operating assets and liabilities which resulted from the following:

•
A decrease in accounts receivable of $1.0 million due to improved collection efforts during the period. At the same time, inventory increased by $7.2 million as of September 30, 2014. This increase was necessary to meet anticipated sales volume for the fourth quarter; additionally, we shipped fewer products to one of our key customers during the third quarter of fiscal 2014; and

•
An increase in accrued and other liabilities of $7.7 million. We had increased accrual of HDMI royalties not yet distributed to the HDMI Founders as the Founders have not yet entered into a formal written agreement governing the royalty allocation for the period January 1, 2014 through December 31, 2016.

We generated $31.5 million of cash from operating activities during the nine months ended September 30, 2013, primarily due to net income of $12.5 million and significant changes in our operating assets and liabilities which resulted from the following:

•	An increase in accounts payable of $8.2 million. This was due to inventory purchases as well as timing of invoices and payments to vendors.

Investing Activities
We used $2.2 million of cash from investing activities during the nine months ended September 30, 2014. Our expenditures included $13.5 million used for business acquisition and $5.6 million used for capital expenditures. These were offset by net proceeds from the sales and maturities of short-term investments of $9.4 million and proceeds from sale of our investment in a privately held company of $7.6 million.
We generated $16.7 million of cash from investing activities during the nine months ended September 30, 2013, primarily due to net proceeds from the sales and maturities of short-term investments of $23.1 million and $1.3 million proceeds from a legal settlement. These were partially offset by $4.1 million used for capital expenditures, $1.8 million used for strategic business investments and $1.9 million used for purchases of intellectual properties.
We are not a capital-intensive business. Our purchases of property and equipment relate mainly to testing equipment, leasehold improvements and information technology infrastructure.

Financing Activities

We used $1.7 million of cash from financing activities during the nine months ended September 30, 2014. We used $5.8 million to acquire treasury shares and $1.6 million to repurchase restricted stock units for minimum statutory income tax withholding. These were offset by proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $5.5 million.

We generated $2.4 million of cash from financing activities during the nine months ended September 30, 2013. We received approximately $5.4 million from stock option exercises and purchases under our employee stock purchase program; this was offset by $1.9 million used to repurchase restricted stock units for minimum statutory income tax withholding and $1.4 million used to acquire treasury shares.

Contractual Obligations
Our contractual obligations as of September 30, 2014 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$8,285	$813	$4,578	$2,894	$—
The amounts above exclude liabilities under FASB ASC 740-10, Income Taxes – Recognition section, amounting to approximately $13.0 million as of September 30, 2014 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 11, “Income Taxes,” in our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of September 30, 2014, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.3 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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
As of September 30, 2014, we did not have any derivative transactions.

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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and we may not be able to diversify our customer and/or distributor base. For the three and nine months ended September 30, 2014, revenue from Samsung Electronics accounted for 28.9% and 29.3% of our total revenue, respectively. No other customer generated revenues for more than 10% of our total revenue for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, revenue from Samsung Electronics accounted for 45.2% and 43.0% of our total revenue, respectively. One other customer, Weikeng, generated 10.2% of total revenue for the three months ended September 30, 2013. No other customer generated revenues for more than 10% of our total revenue for the nine months ended September 30, 2013.  In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and/or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

•	one or more of our customers or distributors becomes insolvent or goes out of business;

•	one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or

•	one or more of our significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

For example, for the three and nine months ended September 30, 2014, our mobile product revenue decreased as compared to the same periods in 2013 as a result of a significant production slowdown by one of our key customers. This had a material adverse effect on our financial results for the nine months ended September 30, 2014 when compared to the same period in 2013.

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
Our future growth and success depends on the continued growth in the market acceptance of and consumer and customer demand for our mobile technologies and semiconductor products, especially our MHL-enabled and wireless mobile products. Sales of our MHL-enabled products has accounted for a significant portion of our revenue growth in the recent past. If we cannot continue to increase consumer awareness of and demand for MHL-enabled and wireless products, our customers’ demand for our products may not continue to grow as rapidly as has been the case and may even decrease. For the three and nine months ended September 30, 2014, our mobile product revenue decreased as compared to the same periods in

2013 as a result of a significant production slowdown by one of our key customers. This had a material adverse effect on our financial results for the nine months ended September 30, 2014. Even though our mobile product revenue still represents a majority of our product revenue and our MHL-enabled products still represent a majority of our mobile product revenue, there can be no assurance that our mobile product revenue, especially our MHL-enabled product revenue, will continue to grow at rates in line with the recent past or at all, that we will not continue to experience further declines in our mobile product revenue or that we will not experience the loss of one or more mobile product customers. Any of these developments would have a negative impact on our business and results of operations.
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

Because we have little or no control over many of these factors and/or their magnitude, our operating results are difficult to predict and the outcome of any of these factors, including any substantial adverse change in any of these factors could negatively affect our business and results of operations including our annual and quarterly operating results. For example, for the three and nine months ended September 30, 2014, our mobile product revenue decreased as compared to the same periods in 2013 as a result of a significant production slowdown by one of our key customers. This had a material adverse effect on our financial results for the nine months ended September 30, 2014.

Our business has in the past and may in the future to be significantly impacted by deterioration in worldwide economic conditions and any uncertainty in the outlook for the global economy could make it more likely that our actual results will differ materially from expectations.
Global credit and financial markets have experienced in the past and may experience in the future certain disruptions, including national debt and fiscal concerns, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Our mobile and CE product revenue, which comprised approximately 74.9% and 75.1% of total revenue for the three and nine months ended September 30, 2014, respectively, as compared to approximately 78.8% and 79.2% of total revenue for the three and nine months ended September 30, 2013, respectively, is dependent on continued demand for consumer electronics devices, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones. Demand for consumer electronics devices is a function of the health of the economies in the United States, Japan and around the world. As a result, the demand for our mobile, CE and PC products and our operating results have in the past and may in the future be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may in the future have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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

Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 32.5% and 35.2% of our total revenue for the three and nine months ended September 30, 2014, respectively. Distributors generated 29.9% and 30.7% of our total revenue for the three and nine months ended September 30, 2013, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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
The Securities and Exchange Commission requires disclosure by reporting companies of certain minerals, so called “conflict minerals”, sourced from the Democratic Republic of Congo and adjoining countries (Covered Countries) for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured. These regulations also require a reporting company to disclose efforts to prevent the use of such minerals.
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
A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the three and nine months ended September 30, 2014, approximately 61.9% and 61.0% of our total revenue based on billing location, respectively, was generated from customers and distributors located outside of North America, primarily in Asia and was approximately 49.8% and 51.1% for the three and nine months ended September 30, 2013. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.
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
Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 25.3% and 27.3% for the three and nine months ended September 30, 2014, respectively, and 23.2% and 26.6% for the three and nine months ended September 30, 2013, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.
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

The HDMI founders have agreed to review the allocation of HDMI royalties every three years, and such review is currently in process. Though a new royalty allocation formula has been agreed to, the HDMI founders have not yet entered into a formal written agreement governing the royalty allocation for the current three (3) periods from 2014 through 2016, awaiting agreement on the potential restructuring of our role as agent of the consortium. Given the lack of a formal written agreement, no royalty revenue for the three and nine months ended September 30, 2014 has been recorded. This interruption in our ability to recognize HDMI royalty revenue has had a material adverse effect on our financial performance for the nine months ended September 30, 2014. We believe that if this interruption continues through the fourth quarter of 2014, it will have a material adverse effect on our financial results for fiscal 2014.  Further, should the level of our royalty allocation be reduced materially, our financial performance could be materially adversely affected.

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

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the three and nine months ended September 30, 2014, more than 85% of our total revenue was derived from the sale of HDMI and MHL-enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard. Therefore, our inability to be first to market with our HDMI and MHL-enabled products and intellectual property or to continue to drive innovation in the HDMI and MHL specifications could have an adverse impact on our business going forward.
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

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the three and nine months ended September 30, 2014, customers and distributors located in Japan generated 15.2% and 16.1% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 15.2% and 16.4% of our total revenue based on billing location, respectively. For the three and nine months ended September 30, 2013, customers and distributors located in Japan generated 10.8% and 12.6% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 13.7% and 14.7% of our total revenue based on billing location, respectively.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities. The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2014 to July 31, 2014	—	$—	—	$54,967,196
August 1, 2014 to August 31, 2014	243,500	4.96	1,208,835	53,758,361
September 1, 2014 to September 30, 2014	434,344	5.08	2,206,819	51,551,542
Total	677,844	$5.04	3,415,654

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

Dated: November 6, 2014	Silicon Image, Inc.

/s/ Raymond Cook
Raymond Cook
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.01	Offer Letter dated July 22, 2014 between the Company and Raymond Cook.	8-K	000-26887	10.01	July 28, 2014
31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing of the registrant, in accordance with Item 601 of Regulation S-K.