Form 10-K
period 2014-12-31
SILICON IMAGE INC
filed 2015-02-25
CIK 1003214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________________________________________________________
Form 10-K
____________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-26887
______________________________________________________________________________
SILICON IMAGE, INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________

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
______________________________________________________________________________

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $391,559,298 as of the last business day of Registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported on such date.
As of February 18, 2015, there were 78,206,823 shares of the Registrant’s Common Stock issued and outstanding.
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
Our Company

Silicon Image, Inc. (including our subsidiaries, referred to collectively in this Report as “Silicon Image”, “we”, “our” and “us”) is a leading provider of wired and wireless video, audio and data connectivity solutions for the mobile, consumer electronics (CE) and personal computer (PC) markets.

On January 26, 2015, Silicon Image, Lattice Semiconductor Corporation ("Lattice") and Cayabyab Merger Company, a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and on the terms and conditions contained in the Merger Agreement. Merger Sub commenced a cash tender offer on February 9, 2015 to acquire all of the shares of Silicon Image’s common stock (the "Offer") for a purchase price of $7.30 per share (the “Offer Price”), without interest and subject to any applicable withholding taxes. The consummation of the Offer is conditioned on (i) at least a majority of all shares of Silicon Image’s outstanding common stock having been validly tendered into (and not withdrawn from) the Offer prior to the expiration date of the Offer, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States and (iii) other customary conditions. The Offer is not subject to a financing condition. Following the consummation of the Offer, subject to customary conditions, Merger Sub will be merged with and into Silicon Image (the “Merger”) and Silicon Image will become a wholly owned subsidiary of Lattice Semiconductor Corporation, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. In the Merger, each outstanding share of our common stock (other than shares owned by Lattice, Merger Sub or Silicon Image, or any of their respective wholly owned subsidiaries, or shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest.

We are recognized for working in cooperation with some of the biggest names in consumer electronics to create industry standards that are at the forefront of emerging trends and innovation. We have driven the creation of the High-Definition Multimedia Interface (HDMI®) and Mobile High-Definition Link (MHL®); and our CE and mobile products are recognized as providing best-in-class implementations of HDMI® and MHL®.

We believe our active participation as a founder in these standards allows us to be in the forefront of emerging trends and innovations leading to new ideas and enhanced product designs that will ultimately benefit consumers.

To date, our go-to-market strategy has been to build a coalition of industry partner in support of incorporating our core technologies and latest innovations into industry standards. This process interconnects multiple markets and industries which we monetize through our offerings, which include semiconductors, intellectual property (IP) and related service offerings. Our CE and mobile products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video (A/V) receivers, digital cameras, set-top-boxes, as well as desktop and notebook PCs.
In December 2014 we announced the establishment of our subsidiary, Qterics for our software-as-a-services offerings, and the purchase by Qualcomm, Inc. of seven percent interest in Qterics. Qterics offers cloud based architecture for authenticating, provisioning, and managing Internet of Things (IoT) connected devices, including products to support remote firmware upgrades and remote screen access. Qterics products offer manufacturers and retailers solutions for remotely managing products “after the sale”, enabling them to reduce the number and length of service calls and product returns.
In January 2015 we re-launched our wholly-owned subsidiary, SiBEAM® for our wireless millimeter-wave product offerings, including our millimeter-wave wireless fiber technology for backhaul and access, WiGig 802.11ad and WirelessHD products and future products incorporating our Snap wireless connector technology. Our Snap, WiGig 802.11ad and WirelessHD products are primarily targeted at PC, mobile and CE markets. Our wireless fiber products are targeted at infrastructure applications such as 4G LTE and campus and wireless broadband backhaul and provide cost effective radio frequency (RF) on complementary metal oxide semiconductor (CMOS) solutions for medium distance communication.
We were incorporated in the State of Delaware, USA in June 1999 and are headquartered in Sunnyvale, California, USA. We also have operations and/or sales offices around the world, including in China, India, Japan, South Korea and Taiwan.

Connectivity Development
Many of our wired solutions are based on Transition-minimized Differential Signaling (TMDS), a wired technology that was originally developed to address the need to transfer high-definition video from a PC to a monitor.  We then extended TMDS to support audio and High Definition Content Protection (HDCP) for the CE market.  Most recently, we have applied TMDS to mobile devices and other consumer electronic devices in the form of MHL.  In each generation, our TMDS technology has been enhanced to address demands for increased video resolutions and data rates while adding functionality and reducing power consumption and cost.
Our wireless products are based on 60GHz millimeter-wave wireless technology that enables the distribution of very high bandwidth video and data. Our portfolio of millimeter-wave products offer solutions for video, data, access and backhaul, and we continue to develop differentiating capabilities, such as our advanced beam forming capabilities, to meet emerging needs.
Industry Standards and “Standards Plus” Development
To date, we have promoted our technologies by working with industry leaders to incorporate our core technologies and latest innovations into newly developed standards. The broad adoption of an industry standard can result in the rapid proliferation of our technologies. By seeking input from major product companies such as Sony, Samsung, Toshiba, Phillips, Technicolor, Panasonic and others, in the standard creation process we increase the likelihood that major companies will choose to adopt the standard in their product and in doing so, motivate other companies in the market to also adopt the standard.
To differentiate our products, we have taken a “standards-plus” approach to product development.  For example, our integrated circuits (ICs) implement a given standard, but may also include unique features not available from other manufacturers.
Monetization
We monetize our technology through the sale of semiconductor devices, licensing of technology cores (referred to as intellectual property licenses) and patents, and through our service offerings. Where system level cost pressures demand the integration of semiconductor technology into system-on-a-chip devices, we continue to benefit through the licensing of IP cores which our customers integrate into their ICs. Additionally, we have an extensive portfolio of patents and have developed programs that optimize the utilization and profitability of these valuable assets.
Core Markets
We currently sell our IC products primarily into three markets: Mobile, CE and PC. During 2014, our mobile business was approximately 39% of our total revenue, compared to 54% in 2013. The CE and PC markets comprised 33% and 5% of total revenue in 2014, respectively.
Total revenues for 2014 and 2013 are presented below:

Mobile Market - As the capability of the smartphone has increased, the requirements for the external communications interface have evolved from PC synchronization to include HD and now 4K video output, data exchange and user interface integration. Many smartphones have adopted MHL as a solution to address these needs. The categories of devices to which MHL-enabled smartphones can connect have grown to include TVs, A/V receivers, PC monitors, portable displays, projectors, automotive head-units, and adapters/docks. We are the leading supplier of MHL products, with over 500 million ICs shipped for integration into smartphones, tablets and adaptors since 2011. Even though many MHL-enabled smartphones have been shipped, the use of MHL by consumers is not yet pervasive. We are subject to the risk that increasing cost pressures on OEM customers in the mobile device market, coupled with risks regarding the market adoption of our MHL products, will adversely affect demand for our MHL technology or lead manufacturers to eliminate the technology in some of their products. On December 17, 2014, one of our largest customers informed us that it had decided not to include our MHL functionality in certain designs in order to reduce costs, and as a result of this decision, on December 18, 2014, we announced that we expected a year-over-year revenue decline in 2015 of approximately 10%. Please refer to the Risk Factors section under item 1A of this report for a discussion of risks associated with our dependence on our key customers, and risks of declines in our mobile revenue.
CE Market - Within the CE market, we primarily serve the television and home theater categories. DisplaySearch estimated the television market in 2014 to be approximately 229 million units. HDMI is the de-facto worldwide standard for connecting home entertainment devices, with close to 100% adoption rate in high-definition televisions, A/V receivers, Blu-Ray players, and service operator set-top boxes.
Certain manufacturers of television and home theater devices have chosen to add MHL support for the connection of mobile devices and Smart TV peripheral devices. We provide dual-mode HDMI-MHL receiver and port processor products for DTV and Home Theater customers.
Both the HDMI and MHL specifications were advanced in 2013 to address the transmission of 4K content. In 2014 the price of some name brand 50”4K Ultra HD televisions dropped below US $1,000, increasing the unit volume shipment of 4K Ultra HD televisions. Also in 2014, manufacturers such as Sony, Samsung and ZTE released smartphones capable of recording 4K Ultra HD video and then transmitting that video over MHL to 4K displays.
The availability of 4K content, coupled with the prospect of new in-home viewing options such as live events and early window movie releases, is driving the implementation of the HDCP 2.2 enhanced link protection technology (available on both HDMI and MHL connections). Our newest products support the latest version of the HDMI and MHL specifications enabling the transmission of 4K content over an HDCP 2.2 link.

PC Market - In January 2015, IDC reported that PC shipments totaled approximately 309 million units in 2014, down 2.1% from the prior year. Silicon Image’s storage and HDMI Tx products targeted to the PC market will continue to decline due to the general decline in the PC business overall and lack of investment in these product lines.
New Markets
We are known as a provider of HDMI and MHL semiconductor (IC) products for the markets discussed above; however, we have recently expanded our offerings to include 60GHz millimeter-wave wireless products under the SiBEAM brand and cloud-based software and service products under the Qterics brand.
We provide 60GHz millimeter-wave wireless connectivity solutions through our SiBEAM subsidiary. Millimeter-wave wireless products include:

•
WirelessHD solutions which offer the highest quality wireless video connection to the display and are ideal for gaming and other interactive video applications because of the lower latency they provide.

•
Anticipated Snap Wireless Connector solutions targeted at applications where there is a desire to replace a USB 3, USB 2, DisplayPort, or HDMI connector in favor of a very short distance, high throughput wireless link.

•	Upcoming Wireless Fiber products targeted to medium distance backhaul and access applications.

Through Qterics, we offer a cloud based architecture for authenticating, provisioning, and managing connected IoT devices, including products to support remote firmware upgrades and remote screen access. Today, Qterics’ products are deployed primarily in consumer electronics such as televisions, Blu-ray players and tablets. However the Qterics cloud architecture is scalable and applicable to other connected IoT products as well. Qterics services are monetized using multiple fee models including per-unit software license fees, non-recurring engineering fees and pay-per-use fees.
The automotive market is increasingly receptive to the integration of personal electronics with in-vehicle infotainment systems. In 2013, MHL-enabled after-market head units were introduced by JVC, Kenwood and Pioneer. We saw continued adoption of MHL in the aftermarket head-units in 2014 from JVC, Pioneer, Kenwood, Alpine and Clarion brands.

Products
Mobile

Mobile MHL Transmitters. Our Mobile MHL transmitters convert digital video, audio and data into the MHL format supporting resolutions up to 4K with multi-channel audio over a low pin count, connector agnostic interface. These transmitters enable devices, such as smartphones and tablets to connect to televisions, PC monitors, automobile infotainment systems, projectors, A/V receivers and other devices with MHL inputs or with HDMI inputs using an MHL-to-HDMI adapter. Our MHL transmitter products are optimized for small size and low power consumption.
The smartphone market is characterized by a limited set of integrated circuit platform suppliers. We work closely with these suppliers to ensure efficient integration of our products. We work with companies such as Qualcomm and MediaTek to supply reference designs and development kits using our MHL transmitters. Our MHL 3.0 transmitter has been designed to work with the latest generation of 4K Ultra HD capable mobile application processors. We also provide a high-performance MHL 3.0 multimedia switch. This switch is co-located with our MHL 3.0 transmitter and supports switching between an MHL 3.0 port and two USB ports.
MHL-to-HDMI Bridges. Our MHL-to-HDMI bridge products are designed to connect MHL enabled mobile products with HDMI-enabled platforms. We provide multiple bridge ICs and reference designs enabling the conversion of MHL to HDMI. These bridge products enable original equipment manufacturers (OEMs) to quickly develop new accessories such as multimedia audio/video docking stations and adapters that deliver MHL transmitted content to HDMI, DVI, and analog VGA monitors and displays.
SiBEAM SnapTM Technology. Our SiBEAM Snap wireless connector technology is based on the same production-proven 60GHz on CMOS technology shipping in multiple generations of SiBEAM products. The wireless technology delivers up to 12 Gb/s of bi-directional bandwidth that provides high speed data channel for data and video transfer. The single chip solution can wirelessly replace USB, HDMI, or DisplayPort connectors.

60GHz WirelessHD Transmitters. Our UltraGig™ 6400 60GHz WirelessHD (the “UltraGig 6400”) transmitter product is designed to provide near-zero latency for HD video between mobile devices, such as smartphones and tablets, and a display. The UltraGig 6400 is optimized for size and low power consumption and includes the 60GHz WirelessHD baseband processor, RF, antennas, and an MHL transmitter in a small 10x7mm package. It is also optimized for low power consumption.
CE (DTV & Home Theater)
Dual Mode Port Processors. Our dual mode port processors featuring MHL and HDMI functionality are designed for CE products, such as televisions, A/V receivers, sound bars and Home-Theater-in-a-Box devices. Our port processors support the latest versions of the MHL and HDMI specifications and provide the ability to interface to HDMI source devices as well as MHL-enabled devices such as smartphones, tablets and Smart TV streaming sticks. In addition, our port processors provide advanced "Standard-Plus" features such as a live picture-in-picture video preview of each HDMI / MHL input with our InstaPrevue™ technology. This feature makes televisions and A/V receivers easier to use by taking the guesswork out of switching between multiple HDMI sources. Another feature offered by our port processors is InstaPort™ technology, which allows for fast switching between up to six HDMI / MHL inputs. In 2014, we introduced new port processors that support the MHL 3.0 and HDMI 2.0 standards as well as the latest HDCP 2.2 link protection required for premium content transmission. All of our port processors are backward compatible with previous versions of the HDMI and MHL standards, thus assuring customers that their products will have a high degree of compatibility and interoperability.
HDMI Transmitters. Our HDMI transmitter products are designed for products such as Blu-Ray players, high-definition set-top boxes, A/V receivers and sound bars. HDMI transmitters convert digital video and audio into the HDMI format. In 2014 we introduced new transmitter products compliant with the HDMI 2.0 specification and with integrated support for HDCP 2.2 link protection.
60GHz WirelessHD Transmitters and Receivers. Our WirelessHD transmitter and receiver products are used in WirelessHD receiver adapters, HDMI extenders, home theater projectors and wireless video accessory devices, such as personal video display glasses.
Wireless Fiber
60GHz RF Transceivers. Our RF transceiver products are designed for use in 4G LTE small cells and Metro Wi-Fi and fixed wireless broadband point-to-point links. In February 2014, we introduced two RF transceiver products intended to address medium distance urban applications and short distance enterprise and campus applications respectively. Our beam-steering technology reduces the size and weight of the antenna and eliminates the need for fine manual alignment during and after installation. The low power consumption and high level of integration allows the size and power consumption of the system electronics to be reduced.
PC
We continue to provide legacy SATA, PATA and DVI integrated circuits servicing legacy PC designs, industrial PCs, and digital video recorders for the security industry.  We are no longer making any investments in these legacy products.
Simplay Labs, LLC
We believe our wholly-owned subsidiary Simplay Labs LLC (“Simplay”) has further enhanced our reputation for quality, reliable products and leadership in the CE and mobile markets. The Simplay HD™ interoperability program offers manufacturers one of the most robust and comprehensive testing engagements for device interoperability. Devices that pass Simplay’s Authorized Testing Centers (ATCs) and enhanced interoperability testing requirements are verified to meet HDMI and MHL technology interface compliance specifications and have also demonstrated interoperability through empirical testing against “peer” devices maintained by Simplay. Simplay has service centers operating in the United States, South Korea and China, providing compliance, interoperability and performance testing. Simplay Labs is set up to test products ranging from receiving devices like televisions, A/V receivers and sound bars to transmitting devices like Blu-ray Disc™ players, set-top boxes, A/V receivers, gaming consoles, media hubs and other electronic devices.
Simplay also develops and sells test tools to manufacturers to support their efforts to quickly bring high quality and standards compliant products to market. The Simplay test tools include the Simplay Explorer HDMI-CEC test system (CEC Explorer), Universal Test System (UTS) and protocol analyzer. The Simplay CEC Explorer was the first R&D tool of its kind for CE manufacturers. The Simplay UTS is a new generation test system that utilizes an industry standard shelf-based modular slot approach to support many HD standards, interfaces and function within a single chassis. The UTS is the first test system of its kind to offer both HDMI and MHL system test capabilities within a single platform.
DVDO
Our wholly-owned subsidiary DVDO, Inc. (“DVDO”) delivers video connectivity solutions in the form of finished end products for professional installers and end users. DVDO’s video switchers, wireless adapters and video processors feature advanced technologies to provide professional-quality video from multiple sources across a wide range of displays.
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
We have extensive experience in the areas of high-speed interconnect architecture, circuit design, logic design/verification, firmware/software, digital audio/video systems, wireless baseband, and radio frequency (RF) technology and architecture. We have invested and expect that we will continue to invest, significant funds for research and development activities, and may face challenges in funding the increasing costs of product development.
Manufacturing
Wafer Fabrication
Our semiconductor products are designed using standard CMOS processes, which permit us to use independent wafer foundries for fabrication. We utilize what is known as a fabless manufacturing strategy for all of our products by employing world-class suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy uses the expertise of these suppliers that are certified by the International Standards Organization (ISO) in such areas as fabrication, assembly, quality control and assurance, reliability and testing. In addition, this strategy allows us to avoid the significant costs and risks associated with owning and operating manufacturing operations. Outsourcing our manufacturing also gives us direct and timely access to various advanced process technologies. Our suppliers are also responsible for procurement of most of the raw materials used in the production of our products. As a result, we can focus our resources on standard creation, product design, additional quality assurance, marketing and customer support.
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
Our semiconductor products are currently fabricated using 0.35, 0.25, 0.18, 0.13, 0.065, 0.055 and 0.040 micron processes. For our IP customers, we develop IP at all these nodes and additionally at 0.028 micron. For these customers we also use other foundries such as Semiconductor Manufacturing International Corporation, Fujitsu, and others. We continuously evaluate the benefits, primarily the improved performance, costs and feasibility, of migrating our products to smaller geometry process technologies. Because of the cyclical nature of the semiconductor industry, available capacity can change quickly and significantly. We discuss the risks related to our sole sourcing of the manufacturing of our products in the section titled “Risk Factors” in this report.
Assembly and Test
Once our semiconductors have been manufactured, they are packaged and tested. We have developed our own automatic testing program for semiconductors and outsource all of our assembly and testing requirements to other sub-contractors. We utilize independent subcontractors, such as Advanced Semiconductor Engineering, Inc., Siliconware Precision Industries Company Ltd. and Amkor Technology to perform assembly, testing and packaging of most of our products.

Our semiconductor products are designed to use low-cost standard packages and to be tested with widely available semiconductor test equipment. We outsource all of our packaging and our test requirements. This enables us to take advantage of economies of scale and supply flexibility and gives us direct and timely access to advanced packaging and test technologies. Since the fabrication yields of our products have historically been high and the costs of our packaging have historically been low, we test our products after they are assembled and do not, in general, do wafer level testing. This testing method has not caused us to experience unacceptable failures or yields. However, lack of testing prior to assembly could have adverse effects if there are significant problems with wafer processing. For our more recent products in the wireless market, the die sizes are relatively larger and we do perform wafer level testing before assembly. Additionally, for newer wired products and products for which yield rates have not stabilized, we may conduct bench testing using our personnel and equipment, which is more expensive than fully automated testing. RF testing of our 60 GHz wireless products also requires customized test equipment and fixtures which are challenging to build and maintain in a production test environment. Our operations personnel closely review the process and control and monitor information provided to us by our foundries. To ensure quality, we have established firm guidelines for rejecting wafers that we consider unacceptable.
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
Sales and marketing
Our worldwide sales and marketing strategy is critical to our objective of becoming the leading supplier of high-performance video, audio and data connectivity products. Our sales and marketing teams work closely with each industry’s respective OEMs and original design manufacturers, or ODMs, to define product features, performance, price and the timing of new products. Members of our sales team have a high level of technical expertise, product and industry knowledge to support the competitive and complex design win process. We also employ a highly skilled team of application engineers to assist in designing, testing and qualifying designs that incorporate our products. We believe that the depth and quality of our design support greatly improves our time-to-market, maintain a high level of customer satisfaction and fosters relationships that encourage customers to use our products through multiple iterations of their products. Our sales strategy for all products is to achieve design wins with key industry companies in order to grow the existing markets in which we participate as well as develop new and emerging markets. Our sales strategy also promotes and accelerates the adoption of industry standards that we support or are developing.
We sell our products using direct sales support and marketing field offices located in North America, Europe, Taiwan, China, Japan, South Korea and India. We also sell our products using an extensive network of distributors located throughout the Americas, Asia and Europe with the additional support of independent Sales Representative companies in the Americas and Europe. Our sales cycle typically begins with the receipt of an initial request from a customer and ends when our customer executes a purchase order for production quantities. The length of our sales cycles varies substantially, typically from four months to nine months for CE and mobile products and longer for wireless fiber products. The length depends on a number of factors, including the technical capabilities of our customer, the customer’s need for customization and the customer’s qualification process.
Other marketing activities we engage in include public relations, advertising, web-marketing, participation in technical conferences and trade shows, competitive analyses, industry intelligence and other marketing programs. Our Corporate Marketing department provides company information regarding our products, strategies and technology to the press, industry analysts, and the general public on our Internet site and through other media.
Customer Concentration

We focus our sales and marketing efforts on achieving design wins with OEMs of mobile and CE products and wireless infrastructure providers. A small number of customers and distributors have generated and are expected to continue to generate a significant portion of our total revenue. Our top five customers, which include distributors, generated 57.9%, 67.1% and 64.4%, of our total revenue in 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, total revenue from Samsung Electronics accounted for 28.7% of our total revenue. No other customer generated revenues which account for more than 10% of our total revenue for the year ended December 31, 2014. For the year ended December 31, 2013, total revenue from Samsung Electronics accounted for 40.2% of our total revenue. No other customer generated revenues which account for more than 10% of our total revenue for the year ended December 31, 2013. For the year ended December 31, 2012, total revenue from Samsung Electronics and our distributor Edom Technology accounted for 35.0% and 10.3% of our total revenue, respectively. Our dependence on sales to a relatively small number of large customers subjects us to the risk that one or more large customers loses market share, reduces their purchases of our products, or does not select our products for inclusion in their future products. In December 2014, we were notified by one of our largest customers of a reduction in a mobile design win which we anticipate will lead to a year over year revenue decline in 2015 of approximately 10%.
A significant percentage of our revenue was generated through distributors. Our revenue generated through distributors was 32.3% of our total revenue in 2014, compared to 32.2% and 38.4% of our total revenue in 2013 and 2012, respectively. Please refer to the Risk Factors section under item 1A of this report for a discussion of risks associated with the sell-through arrangement with our distributors.
A substantial portion of our business is conducted outside the United States; therefore, we are subject to foreign business, political and economic risks. For the years ended December 31, 2014, 2013 and 2012, approximately 61.2%, 52.7% and 57.4% of our total revenue, respectively, was generated from customers and distributors located outside of North America, primarily in Asia.
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
Seasonality
We are affected by the seasonality and design cycles of our varied customer base which are mainly in the CE and mobile markets. Historically, we have seen stronger revenue in the second half of our fiscal year than in the first half of our fiscal year, primarily due to manufacturers preparing for the major holiday selling season.
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
WiGig 802.11ad is a 60GHz wireless standard offered as an alternative to wired connectivity and to WirelessHD, and while we have announced that we are in development of WiGig 802.11ad products, our products may not be able to compete on features or price against much larger potential competitors such as Qualcomm, Broadcom and Intel.
Proprietary technologies such as Apple’s AirPlay and Google’s Chromecast are also positioned against MHL and WirelessHD as a means to transmit audio and video from mobile devices to A/V receivers, sound bars, and HD-TVs.
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
As of December 31, 2014, we own 648 issued United States and International patents and had 544 United States and International patent applications pending. Our U.S. issued patents have expiration dates which range from 2017 to 2033 subject to our payment of periodic maintenance fees. Our policy is to seek to protect our intellectual property rights throughout the world by filing patent applications in select foreign jurisdictions. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products and technology without authorization, independently develop similar technology or design around our patents. In addition, we may not be able to successfully enforce our patents against infringing products in every jurisdiction. See “Risk Factors” under Item 1A of this report for further discussion of the risks associated with patents and intellectual property.
Employees
As of December 31, 2014, we had a total of 671 full-time employees. None of our employees are represented by a collective bargaining agreement. We have never experienced any work stoppages. We consider our relations with our employees to be good. We depend on the continued service of our key technical, sales and senior management personnel and our ability to attract and retain additional qualified personnel. We are subject to the risk that we may not be able to retain key employees, given the intense competition for talent in the geographic regions in which we operate and the financial challenges facing us, which required that we reduce our operating expenses in order to bring them in line with our financial outlook. In addition, we are subject to the risk of transitions in our management team.

Financial Information About Geographic Areas
Refer to note 14 in our consolidated financial statements included under item 15 for financial information about our geographic areas.
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

Mobile revenue decline may be more severe than anticipated

On December 18, 2014, we announced that we expected a year-over-year revenue decline for 2015 of approximately 10% as compared to 2014 due to a reduction in mobile design wins at one of our largest customers. There can be no guarantee that the actual revenue decline in 2015 will not be more severe than the estimated 10% reduction. If other manufacturers who have included MHL in their designs decide that MHL is no longer necessary or cost-effective as a product feature, they too could choose to omit the MHL functionality (and our product) from their designs. Such decisions would have adversely affect our revenues.  Similarly, if the large customer mentioned in our December 18, 2014 announcement decides to remove MHL from other products, our revenue would be adversely affected.

Our proposed merger with Lattice may not be completed within the expected timeframe, or at all, and the failure to complete the merger could adversely affect our business and the market price of our common stock.

On January 26, 2015, we, Lattice and Merger Sub entered into the Merger Agreement pursuant to which, and on the terms and conditions contained in the Merger Agreement. Merger Sub commenced the Offer. The consummation of the Offer is conditioned on (i) at least a majority of all shares of Silicon Image’s outstanding common stock having been validly tendered into (and not withdrawn from) the Offer prior to the expiration date of the Offer, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States and (iii) other customary conditions. The Offer is not subject to a financing condition. Following the consummation of the Offer, subject to customary conditions, Merger Sub will be merged with and into us (the “Merger”) and we will become a wholly owned subsidiary of Lattice. If any of the conditions to the Offer are not satisfied (or waived by the other party), the Offer (and the merger) might not be completed. In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Offer and the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•
if the Merger is not completed, and no other party is willing and able to acquire us at a price of $7.30 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline;

•
we have incurred, and continue to incur, significant expenses for professional services in connection with the proposed Merger, for which we will have received little or no benefit if the merger is not completed. Many of these fees and costs will be payable even if the merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•
a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally , and could have an adverse effect on our on-going operations including, but not limited to, retaining and attracting employees, and reduced ability to attract design wins and to sell our products; and

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay Lattice a termination fee.

The announcement and pendency of our proposed merger with Lattice could adversely affect our business, financial condition, and results of operations.

The announcement and pendency of our proposed merger with Lattice could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, financial condition, and results of operations, regardless of whether the merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the merger, include:

•	diversion of significant management time and resources towards the completion of the merger;

•	impairment of our ability to attract and retain key personnel;

•	difficulties maintaining relationship with employees, customers and other business partners;

•
restriction on the conduct of our business prior to the completion of the merger, which prevent us from taking specified actions without the prior consent of Lattice, which we might otherwise take in the absence of the Merger Agreement; and

•	litigation relating to the merger and the related cost.

We depend on a few key customers and the loss of any of them could significantly reduce our revenue and gross margins and adversely affect our results of operations.

Historically, a relatively small number of customers and distributors have generated a significant portion of our revenue and we may not be able to diversify our customer and/or distributor base. For the year ended December 31, 2014, revenue from Samsung Electronics accounted for 28.7% of our total revenue. No other customer generated revenues for more than 10% of our total revenue for the year ended December 31, 2014. For the year ended December 31, 2013, total revenue from Samsung Electronics accounted for 40.2% of our total revenue. No other customer generated revenues which account for more than 10% of our total revenue for the year ended December 31, 2013. For the year ended December 31, 2012, total revenue from Samsung Electronics and our distributor Edom Technology accounted for 35.0% and 10.3% of our total revenue, respectively. In addition, an OEM customer of ours may buy our products through multiple distributors, contract manufacturers and/or directly from us, which could mean an even greater concentration of revenue in such a customer. We cannot be certain that customers and key distributors that have accounted for significant revenue in past periods, individually or as a group, will continue to sell our products or products incorporating our products and generate revenue for us. As a result of this concentration of revenue in few customers, our results of operations could be adversely affected if any of the following occurs:

•	one or more of our customers or distributors becomes insolvent or goes out of business;

•	one or more of our key customers or distributors significantly reduces, delays or cancels orders; and/or

•	one or more of our significant customers selects products manufactured by one of our competitors for inclusion in their future product generations.

For example, for the year ended December 31, 2014, our mobile product revenue decreased as compared to the same period in 2013 as a result of a significant production slowdown by one of our key customers. This had an adverse effect on our financial results for the year ended December 31, 2014 when compared to the same period in 2013. Similarly, on December 17, 2014, one of our largest customers informed us that it had decided not to include our MHL functionality in certain designs in order to reduce costs, and as a result of this decision, on December 18, 2014, we announced that we expected a year-over-year revenue decline in 2015.

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
Our future growth and success depends on the continued growth in the market acceptance of and consumer and customer demand for our mobile technologies and semiconductor products, especially our MHL-enabled and wireless mobile products. Sales of our MHL-enabled products has accounted for a significant portion of our revenue growth in the recent past. If we cannot continue to increase consumer awareness of and demand for MHL-enabled and wireless products, our customers’ demand for our products may not continue to grow as rapidly as has been the case and may even decrease. For the year ended December 31, 2014, our mobile product revenue decreased as compared to the same period in 2013 as a result of a significant production slowdown by one of our key customers. This had an adverse effect on our financial results for the year ended December 31, 2014. Even though our mobile product revenue still represents a majority of our product revenue and our MHL-enabled products still represent a majority of our mobile product revenue, there can be no assurance that our mobile product revenue, especially our MHL-enabled product revenue, will continue to grow at rates in line with the recent past or at all, that we will not continue to experience further declines in our mobile product revenue or that we will not experience the loss of one or more mobile product customers. Any of these developments would have a negative impact on our business and results of operations.

We are subject to the risk that increasing cost pressures on OEM customers in the mobile device market, coupled with risks regarding the market adoption of our MHL products, will adversely affect demand for our MHL technology or lead manufacturers to eliminate the technology in some of their products. On December 17, 2014, one of our largest customers informed us that it had decided not to include our MHL functionality in certain designs in order to reduce costs, and as a result of this decision, on December 18, 2014, we announced that we expected a year-over-year revenue decline in 2015.
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
We have made acquisitions of companies and intangible assets. Acquisitions of companies or intangible assets involve numerous risks and uncertainties.

Our growth depends on the growth of the markets we serve and our ability to enter new markets. We are also dependent on our ability to enhance our existing products and technologies and to introduce new products and technologies for existing and new markets on a timely basis. The acquisition of companies or intangible assets is a strategy we have used in the past to develop new technologies and products that enhance our existing products portfolio and to enter new markets. Negotiation and integration of acquisitions could divert management’s attention and other company resources. Any of the following risks associated with acquisitions or investments could impair our ability to grow our business, develop new products and sell our products and ultimately could harm our growth or financial results:

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
We have made strategic investments in and enter into strategic partnerships with third parties. The anticipated benefits of these investments and partnerships may never materialize.
We have made strategic investments in and enter into strategic partnerships with third parties with the goal of acquiring or gaining access to new and innovative semiconductor products and technologies on a timely basis. Negotiating and performing under these arrangements involves significant time and expense, and we cannot assure you that the anticipated benefits of these arrangements will ever materialize or that the products or technologies involved will ever be commercialized or that, as a result, we will not have write down a portion or all of our investment.
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

Because we have little or no control over many of these factors and/or their magnitude, our operating results are difficult to predict and the outcome of any of these factors, including any substantial adverse change in any of these factors could negatively affect our business and results of operations including our annual and quarterly operating results. For example, for the year ended December 31, 2014, our mobile product revenue decreased as compared to the same period in 2013 as a result of a significant production slowdown by one of our key customers. This had a material adverse effect on our financial results for the year ended December 31, 2014.

Our business has in the past and may in the future be significantly impacted by deterioration in worldwide economic conditions and any uncertainty in the outlook for the global economy could make it more likely that our actual results will differ materially from expectations.
Global credit and financial markets have experienced in the past and may experience in the future certain disruptions, including national debt and fiscal concerns, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and continued uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Any tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. Our mobile and CE product revenue, which comprised approximately 71.8%, 77.5% and 73.5% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively, is dependent on continued demand for consumer electronics devices, including but not limited to, DTVs, STBs, AV receivers, tablets, digital still cameras, and smartphones. Demand for consumer electronics devices is a function of the health of the economies in the United States, Japan and around the world. As a result, the demand for our mobile, CE and PC products and our operating results have in the past and may in the future be adversely affected as well. We cannot predict the timing, strength or duration of any economic disruption or subsequent economic recovery, worldwide, in the United States, in our industry, or in the consumer electronics market. These and other economic factors have had and may in the future have a material adverse effect on demand for our mobile, CE and PC products and on our financial condition and operating results.

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

Our products typically have lengthy sales cycles. Customers may decide to cancel or change their product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

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
Our continued success selling MHL-enabled ICs into the mobile device market is ultimately dependent on the number of end users who actually use the functionality provided by our IC and the market demand for mobile devices incorporating them.

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

Many OEMs rely on third-party manufacturers or distributors to provide inventory management and purchasing functions. Distributors generated 32.3%, 32.2% and 38.4% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

We are dependent upon suppliers for a portion of the raw materials used in the manufacturing of our products and new regulations related to conflict free minerals could require us to incur additional expenses in connection with procuring these raw materials.

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
A substantial portion of our business is conducted outside of the United States and we have a significant portion of our workforce in research and development centers and sales offices throughout the world. As a result, we are subject to foreign business, political and economic risks. Nearly all of our products are manufactured in Taiwan or elsewhere in Asia. For the years ended December 31, 2014, 2013 and 2012, approximately 61.2%, 52.7% and 57.4% of our total revenue based on billing location, respectively, was generated from customers and distributors located outside of North America, primarily in Asia. We anticipate that sales outside of the United States will continue to account for a substantial portion of our revenue in future periods.
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
Our success depends on us investing significant amounts of resources into research and development. Our research and development expenses as a percent of our total revenue were 27.9%, 27.9% and 30.7% for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to have to continue to invest heavily in research and development in the future in order to continue to innovate and come to market with new products in a timely manner and increase our revenue and profitability. If we have to invest more resources in research and development than we anticipate, we could see an increase in our operating expenses which may negatively impact our operating results. Also, if we are unable to properly manage and effectively utilize our research and development resources, we could see adverse effects on our business, financial condition and operating results.
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
A material change in the agreements governing encryption keys we use could place additional restrictions on us, our distributors or contract manufacturers; restricting parts shipment or significantly increase the cost to track parts throughout the distribution chain.

Many of the components in our products contain encryption keys used in connection with High Definition Content Protection (HDCP).  The regulation and distribution of these encryption keys are controlled through license agreements with DCP, a wholly owned subsidiary of Intel.  These license agreements have been modified by DCP from time to time, and such changes could impact us, our distributors and our customers. An important element of both HDMI and MHL is the ability to implement link protection for High Definition, and more recently, 4K UltraHD content.  This HDCP link protection has been approved by major content providers for use with HD and UltraHD content.   We implement various aspects of the HDCP link protection within many of the parts that we sell.  We also, for the benefit of our customers, include the necessary HDCP encryption keys in parts that we ship to customers.  These encryption keys are provided to us from DCP.  We have a specific process for tracking and handling these encryption keys.  In the event that DCP changes any of the tracking or handling requirements associated with HDCP encryption keys it could cause us to change our manufacturing and distribution processes and could have a material impact on our manufacturing and distribution costs. In the event we cannot satisfy new requirements for the handling and tracking of encryption keys, then we may have to cease shipping or manufacturing certain products.
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
A key element of our business strategy includes participating in consortiums to establish industry standards in our target markets, promoting and enhancing specifications and developing and marketing products based on such specifications and future enhancements. We have in the past and will continue to participate in consortiums that develop and promote the HDMI, MHL and WirelessHD specifications. In connection with our participation in these consortiums, we make certain commitments regarding our intellectual property, in each case with the effect of making our intellectual property available to others, including our competitors, desiring to implement the specification in question. For example, as a founder of the HDMI Consortium, we must license specific elements of our intellectual property to others for use in implementing the HDMI specification, including enhancements thereof, as long as we remain part of the consortium. Also, as a promoter of the MHL specification, we must agree not to assert certain necessary patent claims against other members of the MHL Consortium, even if such members may have infringed upon such claims in implementing the MHL specification.
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

Through our wholly-owned subsidiary, HDMI Licensing, LLC, we act as agent of the HDMI specification and are responsible for promoting and administering the specification. We receive all the adopter fees paid by adopters of the HDMI specification in connection as our role as agent. We are currently in discussions with the other Founders of HDMI regarding a restructuring of our role as agent.  While not concluded, we believe these discussions will result in a narrowing of our agent functions, resulting in a lowering of the adopter fees received by us.  We do not believe that any reduction of HDMI adopter fees in connection with the narrowing of our agent will have a material adverse effect on our financial results.

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

The HDMI founders have agreed to review the allocation of HDMI royalties every three years.  With the expiration of the most recent royalty sharing agreement on December 31, 2013, the HDMI Founders have agreed on a new royalty sharing formula for the period January 1, 2014 through December 31, 2016. In 2014, we received between 30% to 31% of the royalty allocation. Should the level of our royalty allocation continue to be reduced, our financial performance could be materially adversely affected.

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

Our future success is largely dependent upon the continued adoption and widespread implementation of the HDMI, MHL and WirelessHD specifications. For the year ended December 31, 2014, more than 85% of our total revenue was derived from the sale of HDMI and MHL-enabled products and the licensing of our HDMI and MHL technology. Our leadership in the market for HDMI and MHL-enabled products and intellectual property has been based on our ability to introduce first-to-market semiconductor and IP solutions to our customers and to continue to innovate within the standard.

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

Our success depends to a significant extent upon the continued contributions of our key management, technical and sales personnel, many of who would be difficult to replace. The loss of one or more of these employees could harm our business. We generally do not have employment contracts with our key employees. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, finance and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our locations throughout the world. This risk is heightened by the financial challenges facing us, which required that we reduce our operating expenses in order to bring them in line with our financial outlook. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees. Replacing departing executive officers and key employees can involve organizational disruption and uncertain timing.

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

In addition, the operations of certain of our significant customers are located in Japan and Taiwan. For the years ended December 31, 2014, 2013 and 2012, customers and distributors located in Japan generated 14.4%, 13.3% and 14.5% of our total revenue based on billing location, respectively, and customers and distributors located in Taiwan generated 18.0%, 14.5% and 22.3% of our total revenue based on billing location, respectively.
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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ Stock Market under the symbol “SIMG”. The following table summarizes the high and low closing prices for our common shares as reported by the NASDAQ Stock Market:

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$7.32	$4.22
Third Quarter	5.32	4.68
Second Quarter	6.96	5.01
First Quarter	7.14	5.50
Year Ended December 31, 2013
Fourth Quarter	$6.15	$5.02
Third Quarter	6.02	5.25
Second Quarter	6.15	4.64
First Quarter	5.16	4.52
As of February 18, 2015, we had approximately 65 holders of record of our common stock and the closing price of our common stock was $7.25. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, for our common stock, the NASDAQ Composite Stock Market Index (US) and the S&P Information Technology Index. The graph assumes that $100 was invested in our common stock, the NASDAQ Composite Stock Market (US) and the S&P Information Technology Index from December 31, 2009 through December 31, 2014. No cash dividends have been declared on our common stock. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All right reserved

Dividend Policy
We have never declared or paid cash dividends on shares of our capital stock. We intend to retain any future earnings to finance growth and do not anticipate paying cash dividends.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders.
Unregistered Securities Sold During the Year Ended December 31, 2014
We did not sell any unregistered securities during the year ended December 31, 2014.
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

We repurchased a total of 2,099,083 shares of our common stock on the open market at a total cost of $10.8 million with an average price per share of $5.16 during the year ended December 31, 2014.
The table below summarizes information about our purchases of equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	446,950	$4.66	446,950	$49,467,385
November 1, 2014 to November 30, 2014	426,589	5.41	426,589	47,159,956
December 1, 2014 to December 31, 2014	105,000	6.16	105,000	46,512,653
Total	978,539	5.15	978,539
For securities authorized for issuance under equity compensation plans, please see Note 12 in our notes to consolidated financial statements included in Item 15(a) of this report.

Item 6.	Selected Financial Data
The following selected financial data should be read in connection with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results of operations are not necessarily indicative of future results.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except employees and per share data)
Statements of Operations Data:
Revenue	$258,052	$276,406	$252,364	$221,009	$191,347
Cost of revenue (1)(2)(3)	100,492	113,821	110,441	90,829	77,749
Gross margin	157,560	162,585	141,923	130,180	113,598
% of revenue	61.1%	58.8%	56.2%	58.9%	59.4%
Research and development (4)	$72,012	$76,994	$77,372	$66,533	$55,313
% of revenue	27.9%	27.9%	30.7%	30.1%	28.9%
Selling, general and administrative (5)	$63,666	$64,736	$57,446	$55,277	$46,710
% of revenue	24.7%	23.4%	22.8%	25.0%	24.4%
Restructuring and impairment expense (6)(7)	$3,481	$1,783	$110	$2,269	$3,259
% of revenue	1.3%	0.6%	—%	1.0%	1.7%
Amortization of acquisition-related intangible assets	$2,016	$941	$599	$1,585	$149
% of revenue	0.8%	0.3%	0.2%	0.7%	0.1%
Impairment of intangible assets	$476	$175	$—	$8,500	$—
% of revenue	0.2%	0.1%	—%	3.8%	—%
Income (loss) from operations	$15,909	$17,956	$6,396	$(3,984)	$8,167
Net income (loss)	$42,106	$11,490	$(11,192)	$(11,643)	$8,182
Net income (loss) per share:
Basic	$0.54	$0.15	$(0.14)	$(0.14)	$0.11
Diluted	$0.53	$0.15	$(0.14)	$(0.14)	$0.10
Weighted average shares - basic	77,967	77,399	81,872	80,603	76,957
Weighted average shares - diluted	79,571	79,065	81,872	80,603	78,277
Consolidated Balance Sheet and Other Data as of Year End:
Cash and cash equivalents	$116,219	$82,220	$29,069	$37,125	$29,942
Short-term investments	$48,116	$56,003	$78,398	$124,301	$160,538
Working capital	$164,330	$146,711	$122,802	$161,923	$184,746
Total assets	$305,288	$252,139	$226,742	$266,073	$250,619
Other long-term liabilities	$13,905	$16,522	$16,827	$14,815	$13,356
Total stockholders' equity	$234,532	$189,725	$167,100	$204,516	$191,196
Full-time employees	671	640	623	521	432
(1) Includes restructuring expense	$343	$284	$—	$—	$—
(2) Includes amortization of acquisition-related intangible assets	$900	$975	$425	$—	$—
(3) Includes stock-based compensation expense	$634	$603	$523	$670	$558
(4) Includes stock-based compensation expense	$3,357	$3,576	$3,585	$3,774	$2,631
(5) Includes stock-based compensation expense	$5,822	$6,336	$5,096	$5,076	$4,152
(6) Includes stock-based compensation expense	$193	$—	$—	$—	$—
(7) Includes impairment of intangible assets	$467	$—	$—	$—	$—

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Silicon Image is a leading provider of video, audio and data connectivity solutions for the mobile, consumer electronics (CE), personal computer (PC) and enterprise markets. Our offerings include semiconductor, intellectual property (IP) and related service offerings which enable consumers to reliably connect their devices in home, office and mobile environments. Our products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, set-top-boxes, as well as desktop and notebook PCs. In February 2014, we launched our 60GHz wireless backhaul solutions for 4G LTE small cells designed for the small cell wireless backhaul market and other markets requiring wireless point to point solutions. On May 1, 2014, we finalized the acquisition of UpdateLogic, Inc. (ULI) and extended our connectivity portfolio to include IP connectivity solutions for over-the-top applications including Digital Rights Management provisioning, software management and update, and remote support.

Silicon Image was founded in 1995. We are a Delaware corporation headquartered in Sunnyvale, California, with regional engineering and sales offices in China, India, Japan, Korea and Taiwan. Our Internet website address is www.siliconimage.com.

Our customers are product manufacturers in each of our target markets. Our revenue is generated principally by sales of our semiconductor products, with other revenues derived from IP core/design licensing and royalty and adopter fees from our standards licensing activities.

On January 26, 2015, we, Lattice and Merger Sub entered into the Merger Agreement pursuant to which, and on the terms and conditions contained in the Merger Agreement. Merger Sub commenced the Offer for a purchase price of $7.30 per share (the “Offer Price”), without interest and subject to any applicable withholding taxes. The consummation of the Offer is conditioned on (i) at least a majority of all shares of our outstanding common stock having been validly tendered into (and not withdrawn from) the Offer prior to the expiration date of the Offer, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States and (iii) other customary conditions. The Offer is not subject to a financing condition. Following the consummation of the Offer, subject to customary conditions, Merger Sub will be merged with and into us (the “Merger”) and we will become a wholly owned subsidiary of Lattice Semiconductor Corporation, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. In the Merger, each outstanding share of our common stock (other than shares owned by Lattice, Merger Sub or Silicon Image, or any of their respective wholly owned subsidiaries, or shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest.

Key Performance Indicators
Below is a summary of some of the quantitative performance indicators (as defined below) that are evaluated by management to assess our financial performance.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Product Gross Profit as a Percentage of Total Product Revenue	49.3%	50.3%	46.0%
Licensing and Services Gross Profit as a Percentage of Total Licensing and Services Revenue	99.9%	98.2%	98.7%
Gross Profit as a Percentage of Total Revenue	61.1%	58.8%	56.2%
Research and Development Expenses as a Percentage of Total Revenue	27.9%	27.9%	30.7%
Net Cash Provided by Operating Activities	$40,565	$39,192	$4,676
Days Sales Outstanding In Receivables	34	46	55
Inventory Turns	5.9	9.7	9.8
Capital Spending as a Percentage of Total Revenue	3.0%	2.1%	3.5%
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
Days Sales Outstanding in Receivables
We calculate days sales outstanding (“DSO”) in receivables as net receivables at the end of the year divided by total revenue during the year and then multiplied by the number of days in the year, using 365 days for years. DSO in receivables indicates how well we are managing our collection of receivables, with lower DSO in receivables resulting in higher working capital availability. The more money we have tied up in receivables, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. DSO in receivables decreased year over year from 2012 to 2014 primarily due to a lower concentration of sales in the last month of the fiscal year.
Inventory Turns
We calculate inventory turns as cost of sales during the year divided by net inventories at the end of the year. This indicates how well we are managing our inventory levels, with higher inventory turns resulting in more working capital availability and a higher return on our investments in inventory. The more money we have tied up in inventory, the less money we have available for research and development, acquisitions, expansion, marketing and other activities to grow our business. Inventory turns decreased from 2013 to 2014 primarily due to the impact of decreased sales volumes compared to increase in inventory levels.
Capital Spending as a Percentage of Total Revenue

Capital spending as a percentage of total revenue (“capital spending percentage”) is calculated as capital expenditures for the period divided by total revenue for the period. Capital spending percentage indicates the extent to which we are expanding or improving our operations, including investments in technology and equipment. Management monitors capital spending levels as this assists management in measuring our cash flows, net of capital expenditures. The fiscal 2014 increase was primarily due to purchases of research and development assets, computers and software to support operations. The fiscal 2013 decrease was primarily due to fewer purchases of research & development assets and computers.
Annual Results of Operations
Consolidated Summary
The following table sets forth, for the years indicated, the percentage of total revenue represented by the line items reflected in our consolidated statement of operations:

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product	76.8%	82.2%	80.6%
Licensing and services	23.2%	17.8%	19.4%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue and operating expenses:
Cost of product revenue	38.9%	40.9%	43.5%
Cost of licensing and services revenue	—%	0.3%	0.3%
Research and development	27.9%	27.9%	30.7%
Selling, general and administrative	24.7%	23.4%	22.8%
Restructuring and impairment expense	1.4%	0.6%	—%
Amortization of acquisition-related intangible assets	0.8%	0.3%	0.2%
Impairment of intangible asset	0.1%	0.1%	—%
Total cost of revenue and operating expenses	93.8%	93.5%	97.5%
Income from operations	6.2%	6.5%	2.5%
Gain from sale of a privately held company investment	1.6%	—%	—%
Proceeds from legal settlement	—%	0.5%	—%
Other than temporary impairment of a privately-held company investment	—%	(0.5)%	(3.0)%
Interest income and other, net	0.4%	0.4%	0.7%
Income before provision for income taxes and equity in net loss of an unconsolidated affiliate	8.2%	6.9%	0.2%
Income tax expense (benefit)	(8.1)%	2.5%	3.9%
Equity in net loss of an unconsolidated affiliate	0.1%	0.2%	0.7%
Net income (loss)	16.2%	4.2%	(4.4)%
Less: Net loss attributable to noncontrolling interests	—%	—%	—%
Net income (loss) attributable to common stockholders	16.2%	4.2%	(4.4)%
NET REVENUE
Revenue by our primary markets was as follows:

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Mobile	$99,733	(33.1)%	$149,148	23.3%	$120,936
Consumer Electronics	85,665	31.6%	65,101	0.8%	64,566
Personal Computers	12,730	(2.5)%	13,059	(27.4)%	17,985
Total product revenue	$198,128	(12.8)%	$227,308	11.7%	$203,487
Percentage of total revenue	76.8%		82.2%		80.6%
Licensing and services revenue	$59,924	22.0%	$49,098	0.5%	$48,877
Percentage of total revenue	23.2%		17.8%		19.4%
Total revenue	$258,052	(6.6)%	$276,406	9.5%	$252,364
Product Revenue
The decrease in product revenue from 2013 to 2014 was primarily due to a decrease in our mobile product revenue as a result of a significant production slowdown of one of our key customers. Our MHL-enabled products still represent the majority of our mobile product revenue. CE revenue increased by 32% from 2013 to 2014 primarily due to the introduction of our HDMI 2.0/MHL 3.0 ICs that support High-Definition Content Protection (HDCP) 2.2 for use in 4K Ultra HD products and the continued penetration of discrete MHL ICs in TV and Home Theatre markets. We are one of the leading providers of ICs that support HDMI 2.0 with HDCP 2.2 and currently the only provider of ICs that support both HDMI 2.0 and MHL 3.0 (which also support HDCP 2.2). Our PC revenue was flat as we are no longer making investments in these legacy products; however, our MHL and HDMI technologies are applicable for PC devices, and we also believe that our millimeter wave wireless technology could increase PC revenues in the coming years. However, we expect our PC revenues, and our mobile product revenues, to decline in 2015. On December 17, 2014, one of our largest customers informed us that it had decided not to include our MHL functionality in certain designs in order to reduce costs, and as a result of this decision, on December 18, 2014, we announced that we expected a year-over-year revenue decline in 2015 of approximately 10% due to a reduction in mobile design wins at one of our largest customers. There can be no guarantee that the actual revenue decline in 2015 will not be more severe than the estimated 10% reduction.
The increase in our mobile products from 2012 to 2013 was primarily due to the continued success of our MHL product line with the continued adoption and incorporation of our MHL-enabled solutions in high and mid-range devices by many of the world’s leading smartphone OEMs. CE revenue increased from 2012 to 2013 primarily as a result of more customers purchasing our wireless ICs and MHL related ICs incorporated into displays. Our PC revenue continued to decline as we are no longer making any investments in these legacy products. However, our MHL and HDMI technologies are applied in various PC devices, and we believe that our millimeter wave wireless technology may contribute to PC revenues in the coming years.
Licensing and Services Revenue
Our licensing and services revenue is comprised of revenue from our IP core licensing activity, patent monetization activities, device management system and remote support services and royalty and adopter fee revenue from our standards activities. Our IP core licensing, patent monetization, device management system and remote support services and standards activities are complementary to our product sales and help us monetize our intellectual property and accelerate market adoption curves associated with our technology and standards. The increase in licensing and services revenue from 2013 to 2014 was primarily due to higher core IP royalty revenue of $4.1 million, increased revenue from our patent monetization activities of $4.0 million, higher IP core license revenue of $3.5 million and service revenue of $0.9 million offset by lower HDMI royalties of $1.5 million. Service revenue was generated from Qterics (formerly known as UpdateLogic, Inc.), a company that we acquired in May 2014. HDMI royalty revenue is determined by an allocation formula contractually agreed to by the Company and the other HDMI Founders. With the expiration of the most recent royalty sharing agreement on December 31, 2013, the HDMI Founders have agreed on a new royalty sharing formula for the period January 1, 2014 through December 31, 2016. As a result, we have recognized HDMI royalty revenue of approximately $12.2 million in 2014 as compared to $13.7 million in 2013. Included in the $12.2 million recognized in 2014 was $6.8 million that had been deferred in the first three quarters of the year and recognized in the fourth quarter upon agreement of the royalty sharing formula.
The increase in licensing revenue from 2012 to 2013 was primarily due to patent monetization and higher HDMI and MHL adopter revenues of $5.2 million, partially offset by lower revenues from audit settlements of $4.8 million. Our licensing revenue may fluctuate year over year as a result of the timing of completion of IP license arrangements and settlement of royalty audits.

COST OF REVENUE AND GROSS MARGIN

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Cost of product revenue (1)	$100,462	(11.0)%	$112,940	2.8%	$109,815
Product gross profit	97,666	(14.6)%	114,368	22.1%	93,672
Product gross profit margin	49.3%		50.3%		46.0%
(1) Includes stock-based compensation expense	$634		$603		$523
Cost of licensing and services revenue	$30	(96.6)%	$881	40.7%	$626
Licensing and services gross profit	59,894	24.2%	48,217	(0.1)%	48,251
Licensing and services gross profit margin	99.9%		98.2%		98.7%
Total cost of revenue	$100,492	(11.7)%	$113,821	3.1%	$110,441
Total gross profit	157,560	(3.1)%	162,585	14.6%	141,923
Total gross profit margin	61.1%		58.8%		56.2%
Cost of Revenue
Cost of product revenue comprises the cost of our semiconductor devices, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials for semiconductor products, as well as royalties and license fees paid to vendors. Also included in cost of product revenue is the amortization of purchased technology and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support, provisions for excess and obsolete inventories, and stock-based compensation expense for personnel engaged in manufacturing support.  Cost of licensing revenue consists primarily of costs to license our technology which involves modification, customization or engineering services, as well as other overhead costs relating to the aforementioned costs including stock-based compensation expense. Total cost of revenue decreased from 2013 to 2014 primarily due to lower in revenue volume, partially offset by $0.8 million increase in excess and obsolescence expense and non-recurring recovery in the prior year. Total cost of revenue increased from 2012 to 2013 primarily due to the growth in revenue volume and slightly higher fixed overhead costs, partially offset by $1.8 million recovery received from a vendor related to previously written-down inventory.
Product Gross Profit Margin
Our product gross profit margin decreased from 2013 to 2014 primarily due to $0.8 million increase in excess and obsolescence expense and non-recurring recovery in the prior year, $0.7 million increase in warranty expense and $0.4 million increase related to standard cost change expense.We expect our product gross profit margin to decline in 2015.
Our product gross margin increased from 2012 to 2013 primarily due to recovery from a vendor of $1.8 million for previously written-down inventory, better absorption of fixed and semi-variable overheads as a result of increased revenue and lower depreciation expense of $0.5 million due to fully depreciated testers. The product mix shifted to higher margin products for 2013 compared to 2012.
Licensing and Services Gross Profit Margin
Licensing and services gross profit margin was comparable in 2014, 2013 and 2012. We expect the licensing and services gross profit margin to be in the same range in the coming years.
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
The following table presents details of research and development expense:

				2014 vs 2013		2013 vs 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Salaries and benefits	$40,376	$41,119	$39,416	$(743)	(1.8)%	$1,703	4.3%
Development and design costs	8,290	11,838	11,468	(3,548)	(30.0)%	370	3.2%
Software licensing	5,142	5,267	4,787	(125)	(2.4)%	480	10.0%
Stock-based compensation	3,357	3,576	3,585	(219)	(6.1)%	(9)	(0.3)%
Other	14,847	15,194	18,116	(347)	(2.3)%	(2,922)	(16.1)%
Research and development	$72,012	$76,994	$77,372	$(4,982)	(6.5)%	$(378)	(0.5)%
R&D expense decreased from 2013 to 2014 primarily due to lower bonus expense due to a high probability of not achieving specified corporate goals. Additionally, the development and design costs were lower in 2014 as there were less product tape-outs. Our R&D headcount as of December 31, 2014 was 374 employees as compared to 350 employees as of December 31, 2013.
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
The following table presents details of selling, general and administrative expense:

				2014 vs 2013		2013 vs 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Salaries and benefits	$36,187	$36,981	$34,202	$(794)	(2.1)%	$2,779	8.1%
Stock-based compensation	5,821	6,336	5,096	(515)	(8.1)%	1,240	24.3%
Legal and accounting fees	5,602	5,514	4,684	88	1.6%	830	17.7%
Selling and marketing expenses	3,367	3,505	2,876	(138)	(3.9)%	629	21.9%
Other	12,689	12,400	10,588	289	2.3%	1,812	17.1%
Selling, general and administrative	$63,666	$64,736	$57,446	$(1,070)	(1.7)%	$7,290	12.7%
SG&A expense decreased from 2013 to 2014 primarily due to a decrease in salaries and benefits related expenses driven by lower bonus and commission expense due to the Company's financial performance. Our SG&A headcount as of December 31, 2014 was 227 employees as compared to 216 employees as of December 31, 2013.
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
Restructuring and impairment

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Restructuring expense	$3,824	85.0%	$2,067	1,779.1%	$110
Percentage of total revenue	1.5%		0.7%		—%

The total restructuring expense for the year ended December 31, 2014 consisted primarily of new restructuring expense of $3.9 million, impairment of DVDO trade name of $467,000 offset by a reversal of accrued severance and benefits of $585,000. In December 2014, we initiated a cost-saving restructuring plan in order to more accurately align with anticipated reduction in mobile revenue opportunities in 2015 and focus our resources on key strategic priorities, impacting some full-time positions in our Sunnyvale, California location and some international offices. We expect to complete a significant portion of the restructuring activities in the first quarter of 2015.  We anticipate reducing our sales, general and administration expenses by approximately 14% and the overall operating expenses by approximately 12% in 2015 as compared to 2014. In addition, the plan involves winding down our DVDO product line over a period of twelve to eighteen months. The wind-down of DVDO will not have a material impact on our revenues in 2015. As a result, DVDO trade name was impaired. Total restructuring expense was $3.9 million which includes a partial impairment of DVDO trade name of $467,000. We have classified approximately $343,000 of these charges as a component of cost of sales.
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
Amortization of acquisition-related intangible assets

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$2,916	52.2%	$1,916	87.1%	$1,024
Percentage of total revenue	1.1%		0.7%		0.4%
The increase in the amortization of intangible assets for the year ended December 31, 2014 as compared to the same period in 2013 was primarily due to additional amortization expenses from new intangible assets acquired through an acquisition which was completed in May 2014.
The increase in the amortization of intangible assets for the year ended December 31, 2013 as compared to the same period in 2012 was primarily due to out of period adjustments of $1.2 million in 2012 resulting in a lower amortization expense in 2012 compared to 2013.
Impairment of intangible assets

In 2014, we determined that certain of our intellectual property, developed technology and trade name assets were impaired because their fair values were less than their carrying values. We recorded an impairment charge of $943,000 in the consolidated statements of operations for the year ended December 31, 2014. We classified approximately $467,000 of these charges as a restructuring charge, see Note 8 to the consolidated financial statements.
In 2013, we determined that one of our developed technologies was impaired because the technology is no longer being used. We recorded an impairment charge of the unamortized balance of $0.2 million.
Gain from sale of a privately held company investment

In July 2014, we sold our investment in a privately held company for $7.6 million and recorded a gain of $4.1 million as other income in the consolidated statements of operations for the year ended December 31, 2014.
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
Other than temporary impairment of a privately held company investment
In 2013 and 2012, we recorded non-cash impairment charges of $1.5 million and $7.5 million, respectively, representing the carrying value of our investment in two different privately-held companies.
Provision (benefit) for income taxes

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Provision (benefit) for income taxes	$(20,980)	(401.7)%	$6,955	(30.3)%	$9,979
Percentage of total revenue	(8.1)%		2.5%		4.0%

For the year ended December 31, 2014, we recorded an income tax benefit of $21.0 million, compared to income tax provisions of $7.0 million and $10.0 million in 2013 and 2012, respectively. Our effective income tax rate was (98.8)% compared to 36.7% in 2013 and 1,691% in 2012. In 2014, the primary reconciling items between our effective tax rate and the U.S. statutory tax rate of 35% included approximately $30.1 million tax benefit resulting from the Company’s determination that deferred tax assets previously reserved were more likely that not to be realized resulting in the reversal of the valuation allowance on those deferred tax assets. Also contributing to the difference for the statutory rate was $8.1 million of income tax expense primarily due to foreign withholding taxes and foreign income inclusions.
During the fourth quarter of 2014, we concluded that the valuation allowance for certain U.S. federal and state deferred tax assets, with the exception of the deferred tax assets related to Federal R&D credits, foreign tax credits and California deferred tax assets, is no longer needed primarily due to cumulative income in recent years and the expectation of sustained profitability in future periods. As of December 31, 2014, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that certain deferred tax assets for Silicon Image's U.S. consolidated income tax group will be realized. Accordingly, we recognized a non-recurring, non-cash tax benefit of $30.1 million related to the valuation allowance reversal.
Liquidity and Capital Resources
Cash and Cash Equivalents, Short-term Investments and Working Capital. The table below summarizes our cash and cash equivalents, investments and working capital and the related movements.

	2014	Change	2013	Change	2012
	(Dollars in thousands)
Cash and cash equivalents	$116,219	$33,999	$82,220	$53,151	$29,069
Short term investments	48,116	(7,887)	56,003	(22,395)	78,398
Total cash, cash equivalents and short term investments	$164,335	$26,112	$138,223	$30,756	$107,467
Percentage of total assets	53.8%		54.8%		47.4%
Total current assets	$214,181	$21,578	$192,603	$26,986	$165,617
Total current liabilities	(49,851)	(3,959)	(45,892)	(3,077)	(42,815)
Working capital	$164,330	$17,619	$146,711	$23,909	$122,802
As of December 31, 2014, $14.5 million of the cash and cash equivalents and short term investments was held by foreign subsidiaries. Local government regulations may restrict our ability to move cash balances from our foreign subsidiaries to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We did not have any long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place.
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
Cash Flows
The following table summarizes our cash flows for the periods presented.

	2014	2013	2012
Consolidated Statements of Cash Flows Data	(in thousands)
Purchases of property and equipment	$(7,739)	$(5,761)	$(8,885)
Depreciation and amortization	10,653	9,044	7,438
Cash provided by operating activities	40,565	39,192	4,676
Cash provided by (used in) investing activities	(7,618)	13,432	24,076
Cash provided by (used in) financing activities	1,093	832	(36,788)
Operating Activities
We generated $40.6 million of cash from operating activities during the year ended December 31, 2014, primarily resulting from our net income of $42.1 million, offset by non-cash income of $8.6 million primarily related to stock based compensation, depreciation, amortization and deferred income taxes. In addition, significant changes in our operating assets and liabilities compared to 2013 resulted from the following:

—	decrease in accounts receivable of $11.2 million due to higher collections over billings as well as lower concentration of sales in the last month of the fiscal year; and

—	increase in accrued and other liabilities of $4.6 million relating to accrued restructuring and accrued founder royalties.

—	increase in inventory of $5.4 million primarily due to lower shipments in 2014 as compared to 2013.

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
Investing Activities
We used $7.6 million of cash in investing activities during the year ended December 31, 2014, primarily for business acquisition of $13.5 million and for capital expenditure of $7.7 million, partially offset by cash received from the sale of our investment in a privately-held company of $7.6 million. During the year ended December 31, 2014, we sold $27.2 million and purchased $20.3 million of short-term investments.
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
We are not a capital-intensive business. Our purchases of property and equipment in 2014, 2013 and 2012 related mainly to testing equipment, leasehold improvements and information technology infrastructure.
Financing Activities
We generated approximately $1.1 million of cash from financing activities during the year ended December 31, 2014 primarily due to proceeds from stock option exercises and purchases under our employee stock purchase program of approximately $6.5 million and from selling a redeemable noncontrolling interest in one of our subsidiaries to Qualcomm for $7.0 million, partially offset by the purchased of our common stock in the open market of $10.8 million and $1.6 million used to repurchase restricted stock units for minimum statutory income tax withholding.
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
Contractual Obligations
Our contractual obligations as of December 31, 2014 were as follows (in thousands):

	Payments Due In
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating lease obligations	$8,532	$2,945	$4,664	$923	$—
The amounts above exclude liabilities under FASB ASC 740-10, “Income Taxes – Recognition section” amounting to approximately $23.1 million as of December 31, 2014 as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 13, “Income Taxes,” in our notes to consolidated financial statements included in Item 15(a) of this report for further discussion.
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
“Sell-In” or “Direct” – These represent instances where we either ship products directly to the OEMs or to distributors with limited rights to price concessions or return. Revenue is generally recognized in these cases, at the time of shipment. Revenue from products sold to distributors with agreements allowing for stock rotations, but not price protection, is also generally recognized upon shipment.  Reserves for stock rotations are estimated based primarily on historical experience and provided for at the time of shipment, and are not significant.
“Sell-Through” – These represent instances where we ship products to the distributors where they have rights to price concessions and rights of return. Revenue is recognized only when the distributor reports that it has sold the product to its end customer as the sales price is not fixed or determinable at the time of shipment to the distributor. Our recognition of such distributor sell-through is based on point of sale reports received from the distributor which establish a customer, quantity and final price. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Once we receive the point of sale reports from the distributor, our sales price is fixed, as any product returns, stock rotation and price concession rights for that product lapse.
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
At the time of shipment to distributors for which revenue is recognized on a sell-through basis, we record a trade receivable for the selling price (since there is a legally enforceable right to payment), we relieve inventory for the carrying value of goods shipped (since legal title has passed to the distributor) and, until revenue is recognized, we record the gross margin in “deferred margin on sale to distributors,” a component of current liabilities in our consolidated balance sheet. However, the amount of gross margin we recognize in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. We sell each item in our product price book to all of our “sell-through” distributors worldwide at a relatively uniform list price. However, distributors resell our products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of our distributors’ resales are priced at a discount from the list price. Often, under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributors’ original purchase price that will be remitted back to the distributor in the future. The wide range and variability of negotiated price concessions granted to the distributors does not allow us to accurately estimate the portion of the balance in the deferred margin on the sale to distributors that will be refunded back to the distributors. In addition to the above, we also reduce the deferred margin by anticipated or determinable future price protections based on revised price lists, if any.
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
For multiple-element arrangements, if the different elements in the arrangement qualify as separate units of accounting we allocate the total arrangement consideration to each element based on relative selling price. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (BESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. BESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. For the elements of IP licensing agreements we concluded that VSOE exists only for our support services based on periodic stand-alone renewals. For all other elements in IP licensing agreements, we concluded that no VSOE or TPE exists because these elements are almost never sold on a stand-alone basis by us or our competitors.
Our process for determining BESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors considered by us in developing the BESPs include prices charged by us for similar offerings, if any, our historical pricing practices, the nature and complexity of different technologies being licensed.

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
From time to time, we enter into contracts related to licenses of our technology that involve significant modification, customization or engineering services. Revenues derived from such license contracts are accounted for using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature. HDMI royalty revenue is determined by an allocation formula contractually agreed to by us and the other HDMI Founders. Evidence of an arrangement is deemed complete when all the Founders agree on the royalty sharing formula.
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
Inventories and Inventory Valuation
We record inventories at the lower of actual cost (computed on a first-in, first-out basis), or market value. Market value is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based on recent sales, industry trends, existing customer orders, and seasonal factors. Should actual market conditions differ from our estimates, our future results of operations could be materially affected.
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
Deferred Tax Assets
Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.
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
During the fourth quarter of 2014, the Company concluded that the valuation allowance for certain U.S. federal and state deferred tax assets, with the exception of the deferred tax assets related to federal research and development credits, foreign tax credits and California deferred tax assets, is no longer needed primarily due to the emergence from cumulative losses in recent years, the return to sustainable U.S. operating profits and the expectation of sustainable profitability in future periods. As of December 31, 2014, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that certain deferred tax assets for the Company’s U.S. consolidated income tax group will be realized. Accordingly, the Company recognized a non-recurring, non-cash tax benefit of $30.1 million related to the valuation allowance reversal.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. As of December 31, 2014, a hypothetical 100 basis point increase in interest rates would result in an approximate $0.3 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
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
As of December 31, 2014, we did not have any derivative transactions.

Item 8.	Financial Statements and Supplementary Data
The Financial Statements and Supplemental Data required by this item are set forth at the pages indicated at Item 15(a).

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of our internal control over financial reporting as of December 31, 2014 based on the framework set forth in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fourth quarter of our 2014 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silicon Image, Inc.
Sunnyvale, California

We have audited the internal control over financial reporting of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014 and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2015

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is herein incorporated by reference from Silicon Image’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

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

SILICON IMAGE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$116,219	$82,220
Short-term investments	48,116	56,003
Accounts receivable, net of allowances for doubtful accounts of $644 at December 31, 2014 and $531 at December 31, 2013	23,693	34,729
Inventories	17,146	11,727
Prepaid expenses and other current assets	6,912	7,733
Deferred income taxes	2,095	191
Total current assets	214,181	192,603
Property and equipment, net	15,295	14,676
Deferred income taxes, non-current	28,106	4,368
Intangible assets, net (Note 7)	15,729	10,348
Goodwill (Note 7)	30,333	21,646
Other assets	1,644	8,498
Total assets	$305,288	$252,139
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$13,461	$12,894
Accrued and other current liabilities	25,473	20,622
Deferred margin on sales to distributors	8,663	9,634
Deferred license revenue	2,254	2,742
Total current liabilities	49,851	45,892
Other long-term liabilities	13,905	16,522
Total liabilities	63,756	62,414
Commitments and contingencies (Notes 9 and 10)
Redeemable noncontrolling interest (Note 11)	7,000	—
Stockholders’ Equity:
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001; 150,000,000 shares authorized; shares issued and outstanding: 77,386,040 shares at December 31, 2014 and 77,418,247 shares at December 31, 2013	107	100
Additional paid-in capital	552,324	536,935
Treasury stock, 29,719,612 shares at December 31, 2014 and 27,323,067 shares at December 31, 2013	(170,375)	(157,898)
Accumulated deficit	(147,196)	(189,302)
Accumulated other comprehensive income (loss)	(328)	(110)
Total stockholders’ equity	234,532	189,725
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$305,288	$252,139
See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product	$198,128	$227,308	$203,487
Licensing and services	59,924	49,098	48,877
Total revenue	258,052	276,406	252,364
Cost of revenue and operating expenses:
Cost of product revenue (1)(2)(3)	100,462	112,940	109,815
Cost of licensing and services revenue	30	881	626
Research and development (4)	72,012	76,994	77,372
Selling, general and administrative (5)	63,666	64,736	57,446
Restructuring and impairment expense (6)(7)	3,481	1,783	110
Amortization of acquisition-related intangible assets	2,016	941	599
Impairment of intangible asset	476	175	—
Total cost of revenue and operating expenses	242,143	258,450	245,968
Income from operations	15,909	17,956	6,396
Gain from sale of a privately held company investment	4,071	—	—
Proceeds from legal settlement	—	1,275	—
Other than temporary impairment of a privately-held company investment	—	(1,500)	(7,467)
Interest income and other, net	1,245	1,203	1,661
Income before provision for income taxes and equity in net loss of an unconsolidated affiliate	21,225	18,934	590
Income tax expense (benefit)	(20,980)	6,955	9,979
Equity in net loss of an unconsolidated affiliate	150	489	1,803
Net income (loss)	42,055	11,490	(11,192)
Less: Net loss attributable to noncontrolling interest	(51)	—	—
Net income (loss) attributable to common stockholders	$42,106	$11,490	$(11,192)
Net income (loss) per share – basic	$0.54	$0.15	$(0.14)
Net income (loss) per share – diluted	$0.53	$0.15	$(0.14)
Weighted average shares – basic	77,967	77,399	81,872
Weighted average shares – diluted	79,571	79,065	81,872
(1) Includes restructuring expense	$343	$284	$—
(2) Includes amortization of acquisition-related intangible assets	$900	$975	$425
(3) Includes stock-based compensation expense	$634	$603	$523
(4) Includes stock-based compensation expense	$3,357	$3,576	$3,585
(5) Includes stock-based compensation expense	$5,822	$6,336	$5,096
(6) Includes stock-based compensation expense	$193	$—	$—
(7) Includes impairment of intangible assets	$467	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$42,055	$11,490	$(11,192)
Components of accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(182)	120	51
Fair value of effective cash flow hedges	—	—	26
Unrealized gains (losses) on available-for-sale securities
Unrealized gain (loss) arising during the year	(37)	(270)	400
Reclassification adjustment for gains included in net income	1	(143)	(170)
Total unrealized gain (loss) on available-for-sale securities	(36)	(413)	230
Other comprehensive income (loss)	(218)	(293)	307
Comprehensive income (loss)	41,837	11,197	(10,885)
Less: Comprehensive loss attributable to the noncontrolling interest	(51)	—	—
Comprehensive income (loss) attributable to common stockholders	$41,888	$11,197	$(10,885)

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	82,069	$98	$505,191	$(111,049)	$(189,600)	$(124)	$204,516
Net loss	—	—	—	—	(11,192)	—	(11,192)
Other comprehensive loss	—	—	—	—	—	307	307
Common stock issued under stock option plans	412	—	1,460	—	—	—	1,460
Issuances of common stock from restricted stock units	1,305	—	—	—	—	—	—
Repurchases of restricted stock units for tax withholding	(450)	—	—	(2,179)	—	—	(2,179)
Repurchases of treasury stock	(7,266)	—	(9,000)	(30,684)	—	—	(39,684)
Common stock issued for ESPP	933	1	4,169	—	—	—	4,170
Excess tax benefit from employee stock-based compensation plans	—	—	498	—	—	—	498
Stock-based compensation expense	—	—	9,204	—	—	—	9,204
Balance at December 31, 2012	77,003	99	511,522	(143,912)	(200,792)	183	167,100
Net loss	—	—	—	—	11,490	—	11,490
Other comprehensive loss	—	—	—	—	—	(293)	(293)
Common stock issued under stock option plans	425	—	1,775	—	—	—	1,775
Issuances of common stock from restricted stock units	1,067	—	—	—	—	—	—
Repurchases of restricted stock units for tax withholding	(379)	—	—	(1,981)	—	—	(1,981)
Repurchases of treasury stock	(1,614)	—	9,000	(12,005)	—	—	(3,005)
Common stock issued for ESPP	916	1	3,769	—	—	—	3,770
Excess tax benefit from employee stock-based compensation plans	—	—	354	—	—	—	354
Stock-based compensation expense	—	—	10,515	—	—	—	10,515
Balance at December 31, 2013	77,418	100	536,935	(157,898)	(189,302)	(110)	189,725
Net income	—	—	—	—	42,106	—	42,106
Other comprehensive loss	—	—	—	—	—	(218)	(218)
Common stock issued under stock option plans	724	1	3,274	—	—	—	3,275
Issuances of common stock from restricted stock units	906	5	(5)	—	—	—	—
Repurchases of restricted stock units for tax withholding	(297)	—	—	(1,645)	—	—	(1,645)
Repurchases of treasury stock	(2,099)	—	—	(10,832)	—	—	(10,832)
Common stock issued for ESPP	734	1	3,191	—	—	—	3,192
Tax shortfall from employee stock-based compensation plans	—	—	(1,026)	—	—	—	(1,026)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(51)	—	—	—	(51)
Stock-based compensation expense	—	—	10,006	—	—	—	10,006
Balance at December 31, 2014	77,386	$107	$552,324	$(170,375)	$(147,196)	$(328)	$234,532
See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$42,055	$11,490	$(11,192)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	6,477	6,270	6,107
Stock-based compensation expense	10,006	10,515	9,204
Amortization of investment premium	876	1,048	1,995
Tax benefit from employee stock-based compensation plans	130	354	498
Other than temporary impairment of a privately-held company investment	—	1,500	7,467
Impairment of intangible asset	943	175	—
Amortization of intangible assets	4,176	2,949	1,331
Non-operating proceeds from legal settlement	—	(1,275)	—
Gain from business acquisition	(361)	—	—
Deferred income taxes	(31,166)	426	429
Excess tax benefits from employee stock-based transactions	(130)	(354)	(498)
Realized gain on sale of short-term investments	—	(144)	(139)
Equity in net loss of an unconsolidated affiliate	150	489	1,803
Others	270	296	340
Changes in assets and liabilities:
Accounts receivable	11,248	2,818	(10,503)
Inventories	(5,419)	(459)	(1,206)
Prepaid expenses and other current assets	(1,791)	94	1,124
Accounts payable	895	2,208	(529)
Accrued and other liabilities	4,645	941	(3,581)
Deferred margin on sales to distributors	(971)	557	2,531
Deferred license revenue	(1,468)	(706)	(505)
Cash provided by operating activities	40,565	39,192	4,676
Cash flows from investing activities:
Proceeds from sales of short-term investments	27,192	62,699	104,765
Purchases of short-term investments	(20,263)	(41,053)	(60,612)
Cash used in business acquisitions, net of cash acquired	(13,464)	—	—
Purchases of property and equipment	(7,739)	(5,761)	(8,885)
Proceeds from sale of a privately held company investment	7,571	—	—
Proceeds from legal settlement	—	1,275	—
Investment in an unconsolidated affiliate	—	—	(2,750)
Investment in privately held companies	—	(1,500)	(6,000)
Cash paid for assets purchased from privately held company	—	(300)	(1,200)
Purchase of intellectual properties	(915)	(2,031)	(1,242)
Proceeds from sale of property and equipment	—	103	—
Cash provided by (used in) investing activities	(7,618)	13,432	24,076
Cash flows from financing activities:
Proceeds from employee stock programs	6,467	5,545	5,631
Excess tax benefits from employee stock-based transactions	130	354	498
Payment to acquire treasury shares	(10,832)	(3,005)	(39,684)
Repurchase of restricted stock units for income tax withholding	(1,645)	(1,981)	(2,179)
Proceeds from sale of redeemable noncontrolling interest	7,000	—	—
Cash paid to settle contingent consideration liabilities	(27)	(81)	(1,054)
Cash provided by (used in) financing activities	1,093	832	(36,788)
Effect of exchange rate changes on cash and cash equivalents	(41)	(305)	(20)
Net increase (decrease) in cash and cash equivalents	33,999	53,151	(8,056)
Cash and cash equivalents - beginning of year	82,220	29,069	37,125
Cash and cash equivalents - end of year	$116,219	$82,220	$29,069
Supplemental cash flow information:
Cash payment for income taxes	$(7,420)	$(6,476)	$(6,389)
Restricted stock units vested	$4,992	$5,617	$6,276
Property and equipment and other assets purchased but not paid for	$348	$668	$2,380
Unrealized net gain (loss) on short-term investments	$(36)	$(223)	$40

See accompanying Notes to Consolidated Financial Statements.

SILICON IMAGE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
The Company
Silicon Image, Inc. (referred to herein as “we”, “our”, “the Company”, or “Silicon Image”), a Delaware corporation, was incorporated on June 11, 1999. Silicon Image is a leading provider of wired and wireless video, audio and data connectivity solutions for the mobile, consumer electronics (CE), wireless backhaul and access ("Wireless Fiber") and personal computer (PC) markets. The Company delivers its technology via semiconductor and intellectual property (IP) products that are compliant with global industry standards and feature market leading Silicon Image innovations such as InstaPort™ and InstaPrevue™. Silicon Image’s products are deployed by the world’s leading electronics manufacturers in devices such as smartphones, tablets, digital televisions (DTVs), Blu-ray Disc™ players, audio-video receivers, digital cameras, set-top-boxes, as well as desktop and notebook PCs. Silicon Image has driven the creation of industry standards High-Definition Multimedia Interface (HDMI®) and Mobile High-Definition Link (MHL®).Via its wholly-owned subsidiary, Simplay Labs LLC, Silicon Image offers manufacturers comprehensive product interoperability and standards compliance testing.

On January 26, 2015, the Company signed a definitive agreement, pursuant to which Lattice Semiconductor Corporation will acquire Silicon Image in an all-cash tender offer of $7.30 per share.
Silicon Image is headquartered in Sunnyvale, California.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements also include the results of companies acquired by the Company from the date of each acquisition.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Areas where significant judgment and estimates are applied include revenue recognition, stock-based compensation, impairment and fair value of short-term investments, inventory reserves, valuation of goodwill and long-lived assets, income taxes, deferred tax assets and legal matters. Actual results could differ materially from these estimates.
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

“Sell-through” — These represent instances where we ship products to the distributors where they have rights to price concessions and rights of return. Revenue is recognized only when the distributor reports that it has sold the product to its end customer as the sales price is not fixed or determinable at the time of shipment to the distributor. The Company’s recognition of such distributor sell-through is based on point of sale reports received from the distributor which establishes a customer, quantity and final price. Price concessions are recorded when incurred, which is generally at the time the distributor sells the product to its customer. Once the Company receives the point of sale reports from the distributor, the Company’s sales price is fixed, as any product returns, stock rotation and price concession rights for that product lapse.
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
At the time of shipment to distributors, for which revenue is recognized on a sell-through basis, the Company records a trade receivable for the selling price (since there is a legally enforceable right to payment), relieves inventory for the carrying value of goods shipped (since legal title has passed to the distributor) and, until revenue is recognized, records the gross margin in “deferred margin on sale to distributors,” a component of current liabilities in its consolidated balance sheet. However, the amount of gross margin the Company recognizes in future periods will be less than the originally recorded deferred margin on sales to distributor as a result of negotiated price concessions. The Company sells each item in its product price book to all of its “sell-through” distributors worldwide at a relatively uniform list price. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points based on customer, product, quantity, geography, competitive pricing and other factors. The majority of the Company’s distributors’ resale is priced at a discount from the list price. Often, under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed. Thus, a portion of the “deferred margin on the sale to distributor” balance represents a portion of distributor’s original purchase price that will be refunded back to the distributor in the future. The wide range and variability of negotiated price concessions granted to the distributors does not allow the Company to accurately estimate the portion of the balance in the deferred margin on the sale to distributors that will be remitted back to the distributors. In addition to the above, the Company also reduces the deferred margin by anticipated or determinable future price protections based on revised price lists, if any.
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
For multiple-element arrangements, if the different elements in the arrangement qualify as separate units of accounting the Company allocates the total arrangement consideration to each element based on relative selling price. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (BESP). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. BESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. For the elements of IP licensing agreements the Company concluded that VSOE exists only for its support services based on periodic stand-alone renewals. For all other elements in IP licensing agreements, the Company concluded that no VSOE or TPE exists because these elements are almost never sold on a stand-alone basis by the Company or its competitors.
The Company’s process for determining its BESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The key factors considered by the Company in developing the BESPs include prices charged by the Company for similar offerings, if any, the Company’s historical pricing practices, the nature and complexity of different technologies being licensed.
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
From time to time, we enter into contracts related to licenses of the Company’s technology that involve significant modification, customization or engineering services. Revenues derived from such license contracts are accounted for using the percentage-of-completion method or completed contract method. The completed contract method is used for contracts where there is a risk over final acceptance by the customer or for contracts that are short term in nature. HDMI royalty revenue is determined by an allocation formula contractually agreed to by the Company and the other HDMI Founders. Evidence of an arrangement is deemed complete when all the Founders agree on the royalty sharing formula.

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

Significant Risks and Uncertainties
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
Financial Instruments
All highly liquid investments with original maturities of three months or less are classified as cash equivalents. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company classifies its marketable debt securities as short-term investments because the Company’s intention is to sell the securities within a relatively short period of time. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss). The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. The Company periodically assesses whether its investments with unrealized loss positions are other than temporarily impaired. Other-than-temporary impairment charges exists when the entity has the intent to sell the security, it will more likely than not be required to sell the security before anticipated recovery or it does not expect to recover the entire amortized cost basis of the security. Other than temporary impairments are determined based on the specific identification method and are reported in the consolidated statements of operations.
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
The FASB’s fair value measurement standard establishes a consistent framework for measuring fair value whereby inputs used in valuation techniques are assigned a hierarchical level. The assignment to a level is based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). Categorization within the fair value hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The following are the hierarchical levels of inputs to measure fair value:

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
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts to estimate losses resulting from the inability of its customers to make required payments. The Company reassesses the allowance for doubtful accounts each period. If the financial condition of its customers were to deteriorate, the Company’s actual losses may exceed its estimates, and additional allowances would be required. To date, its actual results have not been materially different than the estimates.
The table below presents the changes in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
	(In thousands)
Balance at January 1	$531	$1,263	$1,382
Provision for doubtful accounts, net of reversals and recoveries	113	(159)	(65)
Write offs	—	(573)	(54)
Balance at December 31	$644	$531	$1,263
Inventories and Inventory Valuation
The Company records inventories at the lower of actual cost, or market value. Market value is based upon an estimated average selling price reduced by the estimated costs of disposal. The determination of market value involves numerous judgments including estimating average selling prices based on recent sales, industry trends, existing customer orders, and other factors. Should actual market conditions differ from the Company’s estimates, its future results of operations could be materially affected. The Company uses standard costs, which approximated actual cost. Standard costs are determined based on the Company’s estimate of material costs, manufacturing yields, costs to assemble, test and package its products and allocable indirect costs. The Company records differences between standard costs and actual costs as variances. These variances are analyzed and are either included in the value of inventory on the consolidated balance sheet or expensed on the consolidated statements of operations in order to state the inventories at actual costs on a first-in-first-out basis. Standard costs are updated quarterly.
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
Goodwill is tested for impairment on an annual basis (on September 30th) using a two-step model. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. Management has determined that the Company has one reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. In each period presented the fair value of the reporting unit exceeded its carrying value, thus the Company was not required to perform the second step of the analysis, and no goodwill impairment charges were recorded
The Company assigns the following useful lives to its fixed assets—three years for computers and software, one to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of the initial lease term or the estimated useful life, which ranges from two to five years.

Redeemable Noncontrolling Interests

Noncontrolling interests in a subsidiary that are redeemable at the option of the holder are classified as temporary equity in the consolidated balance sheets. Differences between the carrying value and the estimated redemption value are accreted through a charge to additional paid-in capital over the redemption period using the effective interest method.
Income Taxes
Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.
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
At the time of revenue recognition, the Company provides an accrual for estimated costs (included in accrued liabilities in the accompanying consolidated balance sheets) to be incurred pursuant to its warranty obligation. The Company’s estimate is based primarily on historical experience. The accrual and the related expense for product warranties were not significant during the periods presented.
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
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$42,106	$11,490	$(11,192)
Denominator:
Weighted-average outstanding shares used to compute basic net income (loss) per share	77,967	77,399	81,872
Effect of dilutive securities	1,604	1,666	—
Weighted average outstanding shares used to compute diluted net income (loss) per share	79,571	79,065	81,872
Net income (loss) per share - basic	$0.54	$0.15	$(0.14)
Net income (loss) per share - diluted	$0.53	$0.15	$(0.14)

For the year ended December 31, 2014 and 2013, approximately 3.3 million and 3.8 million common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. As a result of the net loss for the years ended December 31, 2012, approximately 5.5 million common stock equivalents were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 3—CONSOLIDATED BALANCE SHEET COMPONENTS
Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Classified as current assets:
Cash	$89,365	$—	$89,365
Cash equivalents:
Money market funds	26,854	—	26,854
Total cash and cash equivalents	$116,219	$—	$116,219
Short-term investments:
Certificate of deposits	$11,229	$—	$11,229
Municipal securities	18,272	18	18,290
Corporate securities	7,560	(1)	7,559
United States government agencies	11,042	(4)	11,038
Total short-term investments	$48,103	$13	$48,116
Total cash and cash equivalents and short-term investments	$164,322	$13	$164,335
For investments in securities classified as available-for-sale, market value and the amortized cost by date of maturity as of December 31, 2014 was as follows.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$36,828	$36,843
1-3 years	11,275	11,273
Total	$48,103	$48,116
Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Classified as current assets:
Cash	$49,028	$—	$49,028
Cash equivalents:
Money market funds	33,192	—	33,192
Total cash and cash equivalents	$82,220	$—	$82,220
Short-term investments:
Certificate of deposits	$10,874	$—	$10,874
Municipal securities	31,032	37	31,069
Corporate securities	10,297	16	10,313
United States government agencies	3,748	(1)	3,747
Total short-term investments	$55,951	$52	$56,003
Total cash and cash equivalents and short-term investments	$138,171	$52	$138,223
For investments in securities classified as available-for-sale, market value and the amortized cost by date of maturity as of December 31, 2013 was as follows.

	Amortized Cost	Market Value
	(In thousands)
Contractual maturity
Less than 1 year	$35,390	$35,410
1-3 years	20,561	20,593
Total	$55,951	$56,003
Components of inventory, prepaid expenses and other current assets and property and equipment consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Inventories:
Raw materials	$7,005	$4,862
Work in process	2,290	2,285
Finished goods	7,851	4,580
	$17,146	$11,727

Prepaid expense and other current assets:
Prepaid software maintenance	$3,125	$3,041
Other prepaid expenses	1,938	1,939
Other current assets	1,849	2,753
	$6,912	$7,733

Property and equipment:
Computers and software	$18,063	$20,425
Equipment	34,728	33,942
Furniture and fixtures	2,722	2,656
	55,513	57,023
Less: accumulated depreciation	(40,218)	(42,347)
Total property and equipment, net	$15,295	$14,676

Other assets:
Investment in privately-held companies (Note 5)	$—	$7,011
Others	1,644	1,487
	$1,644	$8,498
The components of accrued liabilities and other long-term liabilities were as follows:

	December 31,
	2014	2013
	(In thousands)
Accrued and other current liabilities:
Accrued payroll and related expenses	$6,373	$8,923
Accrued royalties	9,118	3,587
Accrued restructuring (Note 8)	3,442	1,591
Accrued payables	3,757	4,771
Others	2,783	1,750
	$25,473	$20,622

Other long-term liabilities:
Non-current liability for uncertain tax positions	$12,095	$14,145
Others	1,810	2,377
	$13,905	$16,522

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
The Company measures certain assets, including its cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. Other than as described in Note 5 related to a cost and equity method investment, the Company did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis in any period presented.
For certain of the Company’s financial instruments, including cash held in banks, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities.
The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Fair value measurements using			Assets at fair value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$26,854	$—	$—	$26,854
Short-term investments:
Certificate of deposits	$—	$11,229	$—	$11,229
Municipal securities	—	18,290	—	18,290
Corporate securities	—	7,559	—	7,559
United States government agencies	—	11,038	—	11,038
Total short-term investments	$—	$48,116	$—	$48,116
The cash equivalents in the above table exclude $89.4 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2014.
The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Fair value measurements using			Assets (Liabilities) at fair value
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$33,192	$—	$—	$33,192
Short-term investments:
Certificate of deposits	$—	$10,874	$—	$10,874
Municipal securities	—	31,069	—	31,069
Corporate securities	—	10,313	—	10,313
United States government agencies	—	3,747	—	3,747
Total short-term investments	$—	$56,003	$—	$56,003
Liabilities:
Contingent consideration in connection with a business acquisition	$—	$—	$(27)	$(27)

The cash equivalents in the above table exclude $49.0 million in cash held by the Company or in its accounts or with investment fund managers as of December 31, 2013.
The following table presents the changes in the Company’s Level 3 assets and liabilities, which are measured at fair value on a recurring basis, for the year ended December 31, 2014 and 2013 (in thousands):

	Fair Value Measurement Using Significant Unobservable Inputs
	Asset	Liabilities
Balance at January 1, 2013	$1,690	$(108)
Milestone payment	—	81
Adjustment to fair value recorded during the period	(1,690)	—
Balance at December 31, 2013	$—	$(27)
Milestone payment	—	27
Balance at December 31, 2014	$—	$—
During the year ended December 31, 2014 and 2013, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the year ended December 31, 2014 and 2013.

NOTE 5—INVESTMENTS
Equity Method Investment In a Privately-Held Company
On December 21, 2012, the Company agreed to purchase a 17.7% preferred stock equity ownership interest in a privately-held company that designs connectivity related software (“investee”) for a total consideration of $3.5 million. Concurrently with the initial $3.5 million equity investment agreement, the Company entered into the following agreements with the investee: (a) a call option agreement whereby the Company can acquire the investee at a purchase price of between $14.0 million and $20.0 million by fiscal 2014 plus earn-out payments of up to $10.75 million to be paid by fiscal 2016 subject to certain conditions; (b) a sales representative agreement; and (c) technology and IP license agreement. The $3.5 million was paid in various tranches during 2012 and 2013. The Company accounted for this investment under the cost method up to June 30, 2013 as the Company did not have the ability to exert significant influence over the investee.
In the third quarter of fiscal 2013, the Company increased its ownership interest to 21% by making an additional investment of $0.5 million. This increased the Company’s gross investment in the investee to $4.0 million. As a result of the change in ownership interest and after considering the changes in the level of its participation in the management and interaction with the investee, the Company determined that it has the ability to exert significant influence on the investee. Accordingly, the Company changed its accounting for the investee from the cost method to the equity method and will hence recognize its proportionate share of the investee’s operating results. As a result of this change, the Company recognized its proportionate share of the investee’s net loss in the consolidated statements of operations. Through March 31, 2014, the Company has reduced the value of its investment by approximately $0.6 million, representing of its proportionate share of the privately-held company’s net loss and amortization of intangible assets.

On May 1, 2014, the Company finalized the acquisition of the remaining 79% of the privately-held company (See Note 6).

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

In July 2014, the privately held company was acquired by another entity and the Company sold its minority interest in connection with the acquisition. The Company received $7.6 million upon closing and recorded a gain of $4.1 million as other income in the consolidated statements of operations for the year ended December 31, 2014. In addition, approximately $0.9 million has been held in escrow and will be recorded as a gain upon realization of the contingency.

NOTE 6. BUSINESS ACQUISITION

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

ULI’s results of operations and the estimated fair value of the assets acquired and liabilities assumed were included in the Company’s unaudited consolidated financial statements beginning May 1, 2014. ULI's revenue and net loss for the period May 1, 2014 through December 31, 2014 was approximately $0.9 million and $3.4 million, respectively. Acquisition costs, which were expensed as incurred, were approximately $138,000.

Immediately prior to this acquisition, the Company held a 21% of the ownership interest in ULI through an equity investment that had been accounted for under the equity method of accounting. The investment balance immediately prior to the completion of the acquisition transaction was $3.4 million, net of cumulative equity method adjustments of $0.6 million. The estimated fair value of this preexisting ownership interest as of the acquisition date was $3.7 million. Estimating this fair value required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs. The difference of $0.3 million between the carrying value and the fair value of the Company's preexisting ownership interest in ULI as of the acquisition date has been recorded as a gain in the Company’s other income for the year ended December 31, 2014.

The fair value of the purchase price consideration consisted of the following (in thousands):

Cash	$14,000
Fair value of preexisting interest	3,722
Total purchase price	$17,722

Contingent consideration, up to a maximum of $10.8 million, will become due if certain billing levels are met by the acquired business in the first 18 months after acquisition. Management has determined that the fair value of this contingent consideration as of the acquisition date and December 31, 2014 is zero, and as such no amount related to it is included in the determination of purchase consideration.

Purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date.

The allocation of the total purchase price is as follows (in thousands):

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

	Years Ended December 31,
	2014	2013
	(Dollars in thousands except per share amounts)
Total revenues	$259,165	$277,199
Net income	$40,871	$7,231
Basic net income per share	$0.52	$0.09
Diluted net income per share	$0.51	$0.09

The pro forma adjustments did not have any impact on the pro forma combined provision for income taxes for the years ended December 31, 2014 and 2013 due to net loss positions and valuation allowances on deferred income tax assets in those periods.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The table below summarizes the Company’s goodwill activities (in thousands):

December 31, 2014
Gross amount of goodwill	$40,856
Accumulated impairment	(19,210)
Carrying value at the beginning of year	21,646
Additional goodwill from ULI acquisition	8,687
Carrying value at end of year	$30,333
There were no goodwill impairment charges recorded in the years ended December 31, 2014, 2013 and 2012.
Purchased Intangible Assets
The following table presents the Company’s purchased intangible assets, including those arising from business acquisitions, as of December 31, 2014 and 2013 (in thousands):

		December 31, 2014
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Amount
Total acquisition-related intangible assets
Intellectual Property	6	$1,600	$(1,026)	$(177)	$397
Core Technology	5	1,600	(1,197)	(299)	104
System Technology	3	400	(400)	—	—
Developed Technology	3-5	6,400	(2,428)	—	3,972
Customer Relationship	2-5	9,300	(2,265)	—	7,035
Trade Name	1.5	600	—	(467)	133
Acquisition-related intangible assets		19,900	(7,316)	(943)	11,641
Patents	5	800	—	—	800
Licensed Technology	5	5,887	(2,599)	—	3,288
Total purchased intangible assets		$26,587	$(9,915)	$(943)	$15,729

		December 31, 2013
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Adjustments	Net Carrying Amount
Intangible assets with finite lives
Intellectual Property	6	$1,600	$(778)	$—	$822
Core Technology	5	1,600	(933)	—	667
System Technology	3	400	(389)	—	11
Developed Technology	3-5	4,800	(1,400)	(175)	3,225
Customer Relationship	2-5	1,500	(1,025)	—	475
Acquisition-related intangible assets		9,900	(4,525)	(175)	5,200
Licensed Technology	5	6,137	(1,339)	(250)	4,548
Total intangible assets with finite lives		16,037	(5,864)	(425)	9,748
Intangible assets with indefinite lives
Trade Name	indefinite	600	—	—	600
Total intangible assets with indefinite lives		600	—	—	600
Total purchased intangible assets		$16,637	$(5,864)	$(425)	$10,348

In 2014, the Company determined that certain of its intellectual property, developed technology and trade name were impaired because their fair values were less than their carrying values. The Company recorded an impairment charge of $943,000 in the consolidated statements of operations for the year ended December 31, 2014. The Company classified approximately $467,000 of these charges as a restructuring charge, see Note 8.
In 2013, the Company determined that one of its developed technologies was impaired because the technology is no longer being used. The Company recognized an impairment charge of the unamortized balance of $175,000 in the statements of operations for the year ended December 31, 2013.
For intangible assets that are subject to amortization, the Company recorded amortization expense on the condensed consolidated statements of operation as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of product revenue	$900	$975	$425
Research and development	1,260	1,033	307
Amortization of acquisition-related intangible assets	2,016	941	599
	$4,176	$2,949	$1,331
The annual expected amortization expense of intangible assets with finite lives is as follows (in thousands):

Year Ended December 31,	Amount
2015	$4,835
2016	4,372
2017	3,388
2018	2,327
2019	807
Total	$15,729

NOTE 8—RESTRUCTURING CHARGES
2014 Restructuring Plan
In December 2014, the Company initiated a cost-saving restructuring plan in order to align its headcount with anticipated mobile revenue opportunities in 2015 and to focus its resources on key strategic priorities, impacting approximately 50 full-time positions in its Sunnyvale, California and some international offices. In accordance with ASC 712, the Company recorded restructuring charges of approximately $3.4 million consisting of termination benefits. The Company has classified approximately $3.1 million of these charges as restructuring expense and $343,000 as a component of cost of sales.  The Company expects to complete the significant portion of the restructuring activities in the first quarter of 2015.
In addition, the plan involves winding down the Company's DVDO product line over a period of twelve to eighteen months. As a result, the Company determined that the DVDO trade name was impaired and recorded an impairment charge of $467,000 as a restructuring expense.
2013/2012 Restructuring Activities
For the years ended December 31, 2013 and 2012, the Company recorded restructuring expense of approximately $1.8 million and $0.1 million, respectively, primarily consisting of severance and benefits for terminated employees. The 2012 related expense also consisted of the sublease portion of rent payments on an exited facility.
The table below presents the restructuring activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Employee Severance and Benefits	Operating Lease and Other Agreements Cancellation	Total
Accrued restructuring balance as of January 1, 2012	$786	$124	$910
Additional accruals/adjustments	(146)	256	110
Cash payments	(628)	(380)	(1,008)
Foreign currency changes	—	—	—
Accrued restructuring balance as of December 31, 2012	12	—	12
Additional accruals/adjustments	2,067	—	2,067
Cash payments	(488)	—	(488)
Accrued restructuring balance as of December 31, 2013	1,591	—	1,591
Additional accruals/adjustments	3,943	—	3,943
Cash payments	(1,314)	—	(1,314)
Stock-based compensation expense	(193)	—	(193)
Reversal	(585)	—	(585)
Accrued restructuring balance as of December 31, 2014	$3,442	$—	$3,442

NOTE 9—LEASE OBLIGATIONS
Operating Leases
On January 6, 2011, the Company entered into a seven-year lease agreement (the “Lease”) in Sunnyvale, California consisting of approximately 128,154 square feet, together with the non-exclusive right to use parking facilities and other amenities. The monthly base rent payment for the first year of the Lease is $108,931, with annual increases of 4% in the second, third and fourth years of the Lease and with an annual increases of 9%, 8% and 7% in the fifth, sixth and seventh years of the Lease, respectively. This facility is the Company’s corporate headquarters, which the Company began occupying in July 2011.
The Company also leases office spaces in China, Japan, Korea, India and Taiwan. During the year ended December 31, 2014, the Company renewed its leases for office spaces in South Korea and India.
The Company’s future operating lease commitments at December 31, 2014 were as follows (in thousands):

Year Ended December 31,	Operating Lease Obligations
2015	$2,945
2016	2,324
2017	2,340
2018	923
Total	$8,532

NOTE 10—LEGAL PROCEEDINGS
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
HDMI Licensing, LLC and the Company will continue to defend themselves vigorously in the foregoing matter. However, litigation and administrative proceedings are inherently uncertain. Accordingly, the outcome of this matter cannot be predicted. The Company has not recorded any accrual at December 31, 2014 for contingent losses associated with this matter based on its belief that, at this time, a loss is not probable and any possible range of loss cannot be reasonably estimated. The unfavorable resolution of this matter could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
On or about January 29, 2015, the Company became aware that the Company, members of the Board, Parent and the Purchaser were named as defendants in two complaints filed in Santa Clara Superior Court by alleged stockholders in connection with the Merger. Both complaints were dated January 29, 2015 and were captioned respectively Molland v. George., et al. and Stein v. Silicon Image, Inc. et. al. five additional complaints were subsequently filed on January 30, 2015, February 4, 2015 and February 9, 2015 in Delaware Chancery Court by alleged stockholders in connection with the Merger, captioned respectively Pfeiffer v. Martino et. al.; Lipinski v. Silicon Image, Inc. et. al.; Feldbaum et. al. v. Silicon Image, Inc. et. al; Nelson v. Silicon Image, Inc. et. al. and Partansky v. Silicon Image, Inc. et. al.  The five Delaware matters were subsequently consolidated into an action captioned In re Silicon Image Stockholders Litigation by order of the Delaware Chancery Court on February 11, 2015, and a consolidated amended complaint was filed in the matter on February 13, 2015.  two complaints captioned Tapia v. Silicon Image, Inc. et. al. and Caldwel v. Silicon Image, Inc. were also filed on February 4, 2015 and February 9, 2015 in Santa Clara Superior Court by alleged stockholders in connection with the Merger.  Amended complaints were filed in the Molland and Stein actions on February 11, 2015.
Each of these lawsuits are purported class actions brought on behalf of Company stockholders, asserting claims against each member of the Board for breach of fiduciary duty, and against various of the Company, Parent, the Purchaser and the Board for aiding and abetting breach of fiduciary duty. The lawsuits allege that the Merger does not appropriately value the Company, was the result of an inadequate process, and includes preclusive deal devices. The amended complaints also assert that the Company’s disclosures regarding the Merger in its Schedule 14D-9 omitted material information regarding the Merger.  Each of these complaints purport to seek unspecified damages and may seek injunctive relief preventing consummation of the Transactions.
The Company believes that the claims in these complaints are without merit and intends to defend against them vigorously. Management believes that the likelihood of any loss with respect to these claims is not probable, nor is the amount of any such loss reasonably estimable.

An adverse judgment for monetary damages could have an adverse effect on the operations of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.
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

NOTE 11—REDEEMABLE NONCONTROLLING INTERESTS

On December 4, 2014, the Company entered into an agreement with Qualcomm Technologies, Inc. (Qualcomm) whereby Qualcomm purchased 7% of the outstanding common stock of a previously wholly-owned subsidiary of the Company called Qterics for cash consideration of $7.0 million. Qualcomm’s 7% interest in Qterics is redeemable at fair market value at Qualcomm's option on the third, fourth or fifth year anniversaries. If the fair market value at the redemption date, as negotiated and agreed to by the Company and Qualcomm does not exceed $21 million, the redemption price will be 130% of the fair market value.

The Company has elected to accrete the initial carrying value to the estimated redemption value (based on the estimated fair market value of Qterics at each balance sheet date) over the three-year redemption period and will report the accretion charge as a reduction to additional-paid-in-capital. The Company has estimated that the fair market value of Qterics at December 31, 2014 was equal to the value agreed to with Qualcomm on December 4, 2014. No accretion charge has been recorded during 2014 as the amount is insignificant because of the timing of the investment.

NOTE 12—STOCKHOLDERS’ EQUITY
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
During the Company’s 2012 Annual Meeting of Stockholders held on May 16, 2012, the Company’s stockholders approved an increase of 7 million shares to the number of shares that can be issued under the 2008 Plan. As of December 31, 2014, the 2008 Plan had 4.1 million shares available for issuance.
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
Expected Volatility —The volatility rate is based on the Company’s actual common stock volatility derived from historical stock price data for periods commensurate with the options’ expected life.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31
	2014	2013	2012
Employee Stock Options Plans:
Expected life in years	4	4	4
Expected volatility	53.5%	59.2%	70.5%
Risk-free interest rate	1.3%	1.0%	0.5%
Expected dividends	none	none	none
Weighted average grant date fair value	$2.09	$2.41	$2.24
Employee Stock Purchase Plan:
Expected life in years	0.5	0.5	0.5
Expected volatility	30.1%	35.8%	63.0%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected dividends	none	none	none
Weighted average grant date fair value	$1.26	$1.27	$1.74
As of December 31, 2014, the Company had $12.8 million of total unrecognized compensation expense related to RSUs and $4.1 million related to stock options, after estimated forfeitures. The unamortized compensation expense will generally be recognized on a ratable basis over the weighted average estimated remaining life of 2.07 years and 2.58 years, respectively, and will be adjusted if necessary, in subsequent periods, if actual forfeitures differ from those estimates.
At December 31, 2014, the total stock-based compensation expense related to options to purchase common shares under the ESPP but not yet recognized was approximately $155,000. This expense will be recognized in the first quarter of 2015.
For the years ended December 31, 2014, 2013 and 2012, the Company recorded $130,000, $354,000 and $498,000 of excess tax benefits from equity-based compensation plans, respectively, as a financing cash inflow.
Stock Options and Awards Activity
Stock Options
The following table summarizes the Company’s options outstanding with respect to its Stock Option Plans, excluding restricted stock units (RSU’s) (in thousands except per share data):

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Terms in Years	Aggregate Intrinsic Value
At January 1, 2012	5,937	$6.05	—	—
Granted	1,489	4.31	—	—
Forfeitures and cancellations	(580)	6.40	—	—
Exercised	(412)	3.55	—	—
At December 31, 2012	6,434	5.78	—	—
Granted	1,111	5.29	—	—
Forfeitures and cancellations	(968)	7.52	—	—
Exercised	(425)	4.18	—	—
At December 31, 2013	6,152	5.53	—	—
Granted	591	4.89	—	—
Forfeitures and cancellations	(843)	8.18	—	—
Exercised	(724)	4.52	—	—
At December 31, 2014	5,176	$5.16	4.31	$5,076
Vested and expected to vest at December 31, 2014	4,894	$5.18	4.22	$4,893
Exercisable at December 31, 2014	3,621	$5.25	3.78	$4,031

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on December 31, 2014. The aggregate intrinsic value is the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2014 and the exercise price, multiplied by the number of outstanding or exercisable in-the-money options. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total pre-tax intrinsic value of options exercised, representing the difference between the market value of the Company’s common stock on the date of the exercise and the exercise price of each option; for the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $0.5 million and $0.6 million, respectively. The total grant date fair value of the options which vested during the years ended December 31, 2014, 2013 and 2012 was $3.8 million, $3.5 million and $3.6 million, respectively.
Restricted Stock Units
The RSUs that the Company grants to its employees typically vest ratably over a certain period of time, subject to the employee’s continuing service to the Company over that period. RSUs granted to non-executive employees typically vest over a four-year period. RSUs granted to executives typically vest over a period of between one and four years.

RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2008 plan reduces the number of shares available for issuance by 1.5 shares.
A summary of the RSUs outstanding as of December 31, 2014 was as follows: (in thousands except per share data):

	Number of Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at January 1, 2012	2,983	$5.59
Granted	1,416	4.44
Vested	(1,305)	4.86
Forfeitures and cancellations	(300)	5.53
Outstanding at December 31, 2012	2,794	$5.36
Granted	2,094	5.33
Vested	(1,067)	5.27
Forfeitures and cancellations	(321)	5.26
Outstanding at December 31, 2013	3,500	$5.37
Granted	1,321	5.23
Vested	(906)	5.71
Forfeitures and cancellations	(431)	5.26
Outstanding at December 31, 2014	3,484	$5.24
The total grant date fair value of the RSUs that vested during the years ended December 31, 2014, 2013 and 2012 was $5.2 million, $5.6 million and $6.3 million, respectively. Of the 3,484,223 RSUs outstanding as of December 31, 2014, approximately 2,457,850 units are expected to vest after considering the applicable forfeiture rate.
The aggregate fair value of awards that vested during the year ended December 31, 2014 was $5.0 million, which represents the market value of Silicon Image common stock on the date that the RSUs vested. The number of RSUs vested includes shares that the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.
In August 2012, the Company granted 331,500 market-based restricted stock units (MBRSUs) to executives and certain key employees pursuant to 2008 Plan. These MBRSUs vest over four years with 25% of the total number of shares vesting on each anniversary of the grant date. Whether or not they vest is determined by a comparison of the price of the Company’s common stock and the price set by the Company, which ranged from $4.52 to $6.83 over the vesting period. The grant-date fair value of these awards was $1.2 million, estimated using a Monte Carlo simulation method which takes into account the probability that the market conditions of these awards will be achieved. Compensation costs related to these awards will be recognized over the vesting period regardless of whether the market conditions are satisfied, provided that the requisite service has been provided. As of December 31, 2014, 202,250 shares of the outstanding restricted stock units were MBRSUs.
In August and September 2013, the Company granted 875,000 performance-based restricted stock units (PBRSUs) to executives with vesting based on the Company’s GAAP earnings per share over the vesting period of 4.4 years. Each PBRSU represents the right to receive one share of the Company’s common stock upon the vesting of such PBRSU, and is subject to the terms of the Company’s 2008 Equity Incentive Plan. Any PBRSUs not vesting on a vesting date due to the Company’s GAAP earnings per share for the fiscal year in question not meeting the target for such fiscal year established by the Compensation Committee shall be forfeited. The grant date fair value of these awards was $4.7 million. In 2014, the Company granted an additional 350,000 PBRSU to new executives with a total grant date fair value of $1.7 million. As of December 31, 2014, the Company expects the earnings per share targets to be met for vesting date December 31, 2014, 2016 and 2017 and will not be met for vesting dated December 31, 2015. Accordingly, the Company has recorded expense related to all of the PBRSUs, net of estimated forfeitures, except those that are scheduled to vest in 2015.

In January 2015, the Company’s Compensation Committee of the Board of Directors determined that 50% of the outstanding PBRSUs that were scheduled to vest in 2015, 2016 and 2017, and all outstanding MBRSUs, will be converted to time-based RSUs upon the acquisition of the Company as discussed in Note 15. Such converted RSUs will vest ratably each quarter over the remaining length of the original performance period and any unvested PBRSUs not converted will be cancelled. As the action by the Compensation Committee occurred subsequent to December 31, 2014, this action did not impact the amount of expense recognized for the PBRSUs and MBRSUs during the year ended December 31, 2014.
During the years ended December 31, 2014, 2013 and 2012, the Company repurchased 297,462, 378,823 and 449,848 shares of stock, respectively, for an aggregate value of $1.6 million, $2.0 million and $2.2 million, respectively, from employees upon the vesting of their RSUs that were granted under the Company’s 2008 Equity Incentive Plan to satisfy such employees’ minimum statutory tax withholding requirement. The Company will continue to repurchase shares of stock from employees as their RSUs vest to satisfy the employees’ minimum statutory tax withholding requirement.
The table summarizes the securities available for future issuance with respect to the Company’s 2008 Equity Incentive Plan (in thousands):

2008 Plan
Available at January 1, 2012	4,527
Authorized	7,000
Granted	(3,614)
Canceled	811
Available at December 31, 2012	8,724
Authorized	—
Granted	(4,252)
Canceled	1,011
Available at December 31, 2013	5,483
Authorized	—
Granted	(2,571)
Canceled	1,152
Available at December 31, 2014	4,064
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
In 2014, 2013 and, 2012, 734,472; 915,984 and 932,537 shares of common stock, respectively, were sold under the Purchase Plan at average prices of $4.35, $4.12 and $4.47 per share, respectively. As of December 31, 2014, a total of 39,848 shares were reserved for future issuance. The number of shares reserved for issuance under the Purchase Plan is increased automatically on January 1 of each year by an amount equal to 1% of the Company’s total outstanding common shares as of the immediately preceding December 31.
Stock Repurchase Program
In April 2012, the Company’s Board of Directors authorized a $50.0 million stock repurchase program. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions, cash on hand and other factors and may be made under a stock repurchase plan. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The program does not obligate the Company to acquire any particular amount of stock and purchases under the program may be commenced or suspended at any time, or from time to time, without prior notice. Further, the stock repurchase program may be modified, extended or terminated by the Board at any time. In July 2013, the Company’s Board of Directors authorized a new share repurchase plan as a follow-on to its current plan, wherein the Board authorized the Company to repurchase its common stock up to an additional $50.0 million. Of the $100.0 million authorized by the Board of Directors, approximately $46.5 million is still available for stock repurchase as of December 31, 2014.
The Company repurchased a total of 2,099,083 shares of its common stock on the open market at a total cost of $10.8 million with an average price per share of $5.16 during the year ended December 31, 2014. The Company repurchased a total of 1,614,120 shares of its common stock, including shares repurchased pursuant to the ASR agreement, on the open market at a total cost of $8.2 million, of which $5.2 million was paid in 2012, with an average price per share of $5.05 during the year ended December 31, 2013.

NOTE 13—INCOME TAXES
Income (loss) before income taxes and the income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income (loss) before provision for income taxes and equity in net loss of an unconsolidated affiliate:
U.S.	$4,550	$(12,129)	$(11,668)
Non U.S.	16,675	31,063	12,258
Total income before provision for income taxes and equity in net loss of an unconsolidated affiliate	$21,225	$18,934	$590

	Year Ended December 31,
	2014	2013	2012
Provision for income taxes
Current:
Federal	$—	$(1,001)	$332
State	71	(30)	(461)
Foreign	9,961	6,898	9,253
Total current provision	10,032	5,867	9,124
Deferred:
Federal	(30,873)	580	(83)
State	(87)	72	560
Foreign	(182)	83	(120)
Total deferred provision (benefit)	$(31,142)	$735	$357
Charge in lieu of taxes attributable to employee stock-based plans	130	353	498
Income tax provision	$(20,980)	$6,955	$9,979

The charge in lieu of taxes represents the tax provision from deductions for employee stock transactions, net of related amounts reported for financial reporting purposes, which are recorded as a direct increase to additional paid-in capital instead of a decrease to the income tax provision.
The Company’s effective tax rate differs from the federal statutory rate due to the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax provision at federal statutory rate	$7,429	$6,630	$207
Foreign income and withholding taxes	8,061	5,043	6,741
Stock-based compensation expense	938	956	1,048
State income taxes	40	(286)	(1,075)
Non-deductible expenses	55	59	64
Tax credits	(7,161)	(7,973)	(6,571)
Impact of valuation allowance	(30,080)	4,550	10,266
Federal exempt interest income	(53)	(123)	(308)
Benefit on loss of an unconsolidated affiliate	(53)	(171)	(631)
Unrecognized tax benefit interest release	—	(1,012)	—
Other	(156)	(718)	238
Income tax provision	$(20,980)	$6,955	$9,979

Deferred income tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets were (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$15,710	$9,106
Tax credits	44,462	48,003
Stock-based compensation expense	5,754	5,396
Accruals and other reserves	2,654	2,701
Inventory valuation	912	647
Depreciable and amortizable items	1,820	5,592
Capitalized research and development	10,468	11,274
Other items not currently deductible	3,149	3,539
Total deferred tax assets	$84,929	$86,258
Less: valuation allowance	(54,728)	(81,699)
Net deferred tax assets	$30,201	$4,559
Reported as:
Deferred income taxes, current	2,095	191
Deferred income taxes, non-current	28,106	4,368
Net deferred taxes	$30,201	$4,559

During the fourth quarter of 2014, the Company concluded that the valuation allowance for certain U.S. federal and state deferred tax assets, with the exception of the deferred tax assets related to federal research and development credits, foreign tax credits and California deferred tax assets, is no longer needed primarily due to the emergence from cumulative losses in recent years and the expectation of sustainable profitability in future periods. As of December 31, 2014, the cumulative positive evidence outweighed the negative evidence regarding the likelihood that certain deferred tax assets for the Company's U.S. consolidated income tax group will be realized. Accordingly, the Company recognized a non-recurring, non-cash tax benefit of $30.1 million related to the valuation allowance reversal.

As of December 31, 2014, the Company has maintained a $54.7 million valuation allowance (including $38.8 million for federal deferred tax assets and $15.9 million for state deferred tax assets) as a result of uncertainties related to the realization of its net deferred tax assets primarily associated with the federal research and development credits, foreign tax credits and California deferred tax assets.
As of December 31, 2014, the Company had federal net operating loss carryforward of approximately $32.8 million which will start expire in 2025 if not utilized. The Company has state net operating loss carryforwards of approximately $65.3 million, which will start to expire in 2017 if not utilized. As of December 31, 2014, the Company also had research credit carryforwards for federal and state purposes of approximately $10.6 million and $20.7 million, respectively. The federal credits will begin to expire in 2025, while the state credits do not expire. The Company also had $14.6 million foreign tax credits which will begin to expire in 2019 if not utilized.
In the event the Company was to experience a future cumulative ownership change of greater than 50% pursuant to Internal Revenue Code sections 382 and 383 or similar state and foreign rules, the Company’s ability to utilize the net operating loss and credit carryforwards may be limited.
As of December 31, 2014, 2013 and 2012, the Company had gross tax effected unrecognized tax benefits of $23.1 million, $21.2 million and $27.2 million, of which $13.5 million, $12.5 million and $11.8 million, respectively, if recognized, would affect the effective tax rate. It is possible that the amount of unrecognized tax benefits will change within the next 12 months; however, an estimate of the range of change cannot be made at this time.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance as of January 1	$21,219	$27,175	$26,555
Tax positions related to the current period:
Gross increase	3,783	3,340	2,888
Tax positions related to the prior period:
Gross increase	28	—	455
Gross decrease	(281)	(708)	—
Settlements	—	(468)	(2,687)
Dispositions	—	(7,552)	—
Lapse of statute of limitations	(1,621)	(568)	(36)
Balance as of December 31	$23,128	$21,219	$27,175

Approximately $11.5 million of the Company’s unrecognized tax benefits relate to withholding taxes arising from sales in various foreign countries. The Company considers the statute of limitations that exists as well as the administrative practice in such countries in order to reverse such liabilities seven years after their origination. During 2014, the Company recognized $1.6 million of such previously unrecognized benefits, with an immaterial impact to the income tax provision due to the corresponding reversal of offsetting tax receivable. During 2013, the Company recognized $0.5 million of such previously unrecognized benefits, with no impact to the income tax provision due to the reversal of offsetting deferred tax assets for corresponding foreign tax credits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. During the years ended December 31, 2014, 2013 and 2012, the Company accrued approximately $12,000, $75,000 and $221,000, respectively of additional interest related to unrecognized tax benefits.

The Company conducts business globally and, as a result, it and its subsidiaries file income tax returns in various jurisdictions throughout the world including with the U.S. federal and various U.S. state jurisdictions as well as with various foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. The Company remains subject to federal and state examination for all years from 2003 and forward by virtue of the tax attributes carrying forward from those years. The Company also remains subject to examination in most foreign jurisdictions for all years since 2007 or the year it began operations in those countries, if later.

NOTE 14—SEGMENT AND GEOGRAPHIC INFORMATION

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
Revenue
Revenue by geographic area based on the billing address of customers was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$99,042	$129,384	$106,154
Taiwan	46,383	40,211	56,320
Japan	37,110	36,628	36,677
China	25,209	27,987	19,465
Europe	33,750	25,292	16,131
Korea	15,046	15,263	15,946
Other	1,512	1,641	1,671
Total revenue	$258,052	$276,406	$252,364
The Company’s revenue by its primary markets was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Mobile	$99,733	$149,148	$120,936
Consumer Electronics	85,665	65,101	64,566
Personal Computers	12,730	13,059	17,985
Total product revenue	198,128	227,308	203,487
Licensing and services	59,924	49,098	48,877
Total revenue	$258,052	$276,406	$252,364
Customers representing more than 10% of total revenue were as follows:

	Year Ended December 31,
	2014	2013	2012
Samsung Electronics	28.7%	40.2%	35.0%
Edom Technology	6.7%	6.4%	10.3%
At December 31, 2014, two customers both represented 12.3% of net accounts receivable. At December 31, 2013, two customer represented 38.3% and 20.3% of net accounts receivable. The Company’s top five customers, including distributors, generated 57.9%, 67.1% and 64.4% of the Company’s revenue in 2014, 2013 and 2012, respectively.
Property and Equipment
The table below presents the net book value of the property and equipment by their physical location (in thousands):

	December 31,
	2014	2013
United States	$8,548	$7,210
China	4,357	4,627
Taiwan	1,054	1,216
India	1,163	1,410
Others	173	213
Net book value	$15,295	$14,676

NOTE 15—SUBSEQUENT EVENTS

On January 26, 2015, the Company signed a definitive agreement, pursuant to which Lattice Semiconductor Corporation will acquire Silicon Image in an all-cash tender offer of $7.30 per share.

NOTE 16—UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2014. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(in thousands, except per share amounts)
2014
Total Revenues	$61,561	$59,536	$70,328	$66,627
Cost of Revenues	$24,815	$24,814	$27,770	$23,093
Gross Profit	$36,746	$34,722	$42,558	$43,534
Net Income (Loss)	$(99)	$1,073	$10,298	$30,834
Net Income (Loss) Per Share:
Basic	$—	$0.01	$0.13	$0.40
Diluted	$—	$0.01	$0.13	$0.39
2013
Total Revenues	$62,039	$73,679	$79,311	$61,377
Cost of Revenues	$26,065	$31,185	$33,407	$23,164
Gross Profit	$35,974	$42,494	$45,904	$38,213
Net Income (Loss)	$(704)	$4,193	$8,965	$(964)
Net Income (Loss) Per Share:
Basic	$(0.01)	$0.06	$0.12	$(0.01)
Diluted	$(0.01)	$0.05	$0.11	$(0.01)

(1) Revenue for the fourth quarter of 2014 includes the recognition of $6.8 million of HDMI royalty revenue that had been deferred for the first three quarters of 2014. Net income for the fourth quarter of 2014 includes a $30.1 million benefit from the release of valuation allowance on a portion of the Company's deferred tax assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silicon Image, Inc.
Sunnyvale, California

We have audited the accompanying consolidated balance sheets of Silicon Image, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Image, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2015

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON IMAGE, INC.
Dated: February 24, 2015	By:	/s/ CAMILLO MARTINO
Camillo Martino Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ CAMILLO MARTINO	Chief Executive Officer and Director	February 24, 2015
Camillo Martino	(Principal Executive Officer)
/s/ RAYMOND COOK	Chief Financial Officer	February 24, 2015
Raymond Cook	(Principal Financial Officer)
/s/ WILLIAM GEORGE	Director	February 24, 2015
William George
/s/ PETER HANELT	Director	February 24, 2015
Peter Hanelt
/s/ UMESH PADVAL	Director	February 24, 2015
Umesh Padval
/s/ MASOOD JABBAR	Director	February 24, 2015
Masood Jabbar
/s/ WILLIAM RADUCHEL	Director	February 24, 2015
William Raduchel

INDEX TO EXHIBITS

		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.01	Agreement and Plan of Merger dated January 6, 2015 among the Registrant, Lattice Semiconductor Corporation and Cayabyab Merger Company	8-K	000-26887	2.10	1/27/2015
3.01	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended.	S-1/A	333-83665	3.03	8/25/1999
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	000-26887	3.04	8/14/2001
3.03	Restated Bylaws of the Registrant.	8-K	000-26887	3.01	2/4/2005
4.01	Form of Specimen Certificate for Registrant’s common stock.	S-1/A	333-83665	4.01	9/30/1999
10.01*	Form of Indemnity Agreement entered into between the Registrant and certain of its directors and officers.	10-K	000-26887	10.01	3/15/2004
10.02*	1995 Equity Incentive Plan, as amended through July 20, 1999 and related forms of stock option agreements and stock option exercise agreements.	S-1/A	333-83665	10.02	8/25/1999
10.03*	1999 Equity Incentive Plan, as amended (including Sub-Plan for UK employees) and related forms of notice of grant of stock options, stock option agreement, stock option exercise notice and joint election (for UK employees).	10-K	000-26887	10.03	3/16/2006
10.04*	Amended and Restated 1999 Employee Stock Purchase Plan (ESPP 1999), approved by stockholders May 18, 2011.	10-Q	000-26887	10.01	8/4/2011
10.05*	ESPP 1999 UK Sub-Plan as amended.	10-Q	000-26887	10.03	8/8/2007
10.06†	Business Cooperation Agreement dated September 16, 1998 between Intel Corporation and the Registrant, as amended October 30, 1998.	S-1/A	333-83665	10.12	9/10/1999
10.07†	Patent License Agreement dated September 16, 1998 between Intel Corporation and the Registrant.	S-1/A	333-83665	10.13	7/30/1999
10.08	Digital Visual Interface Specification Revision 1.0 Promoter’s Agreement dated January 8, 1999.	S-1/A	333-83665	10.14	7/30/1999
10.09*	Form of Nonqualified Stock Option Agreement entered into between Registrant and its officers.	S-1/A	333-83665	10.21	9/10/1999
10.10*	CMD Technology Inc. 1991 Stock Option Plan and related form of Incentive Stock Option Agreement.	S-8	333-63900	4.05	6/26/2001
10.11*	CMD Technology Inc. 1999 Stock Incentive Plan, as amended and related form of Stock Option Agreement.	10-Q	000-26887	10.36	11/14/2001
10.12*	Silicon Communication Lab, Inc. 1999 Stock Option Plan, as amended, and related form of Stock Option Agreement.	10-Q	000-26887	10.37	11/14/2001
10.13*	TransWarp Networks, Inc. 2002 Stock Option/Stock Issuance Plan.	S-8	333-105498	4.06	5/23/2003
10.14†	Business Cooperation Agreement dated April 26, 2005 between Intel Corporation and the Registrant.	10-Q	000-26887	10.01	8/9/2005
10.15*	Employment Offer Letter between Edward Lopez and the Registrant dated December 23, 2006.	10-K	000-26887	10.34	3/1/2007
10.16†	Settlement and License Agreement between the Registrant and Genesis Microchip Inc. dated December 21, 2006.	10-K	000-26887	10.35	3/1/2007
10.17*	Employment Offer Letter between Noland Granberry and the Registrant dated February 14, 2006.	10-Q	000-26887	10.04	5/7/2007
10.18*	Form of Change of Control Retention Agreement.	10-Q	000-26887	10.01	5/3/2012
10.19*	1999 Equity Incentive Plan, as amended and restated December 14, 2007.	10-K	000-26887	10.40	2/27/2008
10.20*	Notice of Grant of Restricted Stock Units under 1999 Equity Incentive Plan to named executive officers (for U.S. Participants), dated February 15, 2008.	8-K	000-26887	10.01	2/22/2008
10.21*	2008 Equity Incentive Plan, as amended including Forms of Grant Agreements.	10-Q	000-26887	10.01	8/8/2002
10.22	Settlement of litigation with Analogix Semiconductor, Inc., dated December 4, 2008.	8-K	000-26887	99.01	12/5/2008
10.23	Lease Agreement entered into on January 6, 2011 between Christensen Holdings, L.P. and the Registrant.	10-K	000-26887	10.33	2/17/2011
10.24*	Employment offer letter with Camillo Martino dated December 23, 2009.	8-K	000-26887	10.01	1/8/2010
10.25*	Silicon Image, Inc. Executive Incentive Compensation Plan for Fiscal Year 2014	10-Q	000-26887	10.01	5/9/2013
10.26*	Silicon Image, Inc. Sales Compensation Plan for Vice President of Worldwide Sales for Fiscal Year 2014	10-Q	000-26887	10.02	5/9/2013

Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.27*	Severance Agreement between Raymond Cook and the Registrant dated xxx	10-Q	000-26887	10.01	11/7/2013
21.01	Subsidiaries of the Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	This exhibit is a management contract or compensatory plan or arrangement.

**	This exhibit is being furnished, rather than filed and shall not be deemed incorporated by reference into any filing of the Registrant, in accordance with Item 601 of Regulation S-K.